Form 10-Q
period 2022-06-30
JPMORGAN CHASE & CO
filed 2022-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2022	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of June 30, 2022: 2,932,572,390

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Six months ended June 30,
	2Q22	1Q22	4Q21	3Q21	2Q21	2022	2021
Selected income statement data
Total net revenue	$30,715	$30,717	$29,257	$29,647	$30,479	$61,432	$62,745
Total noninterest expense	18,749	19,191	17,888	17,063	17,667	37,940	36,392
Pre-provision profit(a)	11,966	11,526	11,369	12,584	12,812	23,492	26,353
Provision for credit losses	1,101	1,463	(1,288)	(1,527)	(2,285)	2,564	(6,441)
Income before income tax expense	10,865	10,063	12,657	14,111	15,097	20,928	32,794
Income tax expense	2,216	1,781	2,258	2,424	3,149	3,997	6,546
Net income	$8,649	$8,282	$10,399	$11,687	$11,948	$16,931	$26,248

Earnings per share data
Net income: Basic	$2.77	$2.64	$3.33	$3.74	$3.79	$5.40	$8.30
Diluted	2.76	2.63	3.33	3.74	3.78	5.39	8.28
Average shares: Basic	2,962.2	2,977.0	2,977.3	2,999.9	3,036.6	2,969.6	3,054.9
Diluted	2,966.3	2,981.0	2,981.8	3,005.1	3,041.9	2,973.7	3,060.3

Market and per common share data
Market capitalization	330,237	400,379	466,206	483,748	464,778	330,237	464,778
Common shares at period-end	2,932.6	2,937.1	2,944.1	2,955.3	2,988.2	2,932.6	2,988.2
Book value per share	86.38	86.16	88.07	86.36	84.85	86.38	84.85
Tangible book value per share (“TBVPS”)(a)	69.53	69.58	71.53	69.87	68.91	69.53	68.91
Cash dividends declared per share	1.00	1.00	1.00	1.00	0.90	2.00	1.80

Selected ratios and metrics
Return on common equity (“ROE”)(b)	13%	13%	16%	18%	18%	13%	21%
Return on tangible common equity (“ROTCE”)(a)(b)	17	16	19	22	23	16	26
Return on assets(b)	0.89	0.86	1.08	1.24	1.29	0.87	1.44
Overhead ratio	61	62	61	58	58	62	58
Loans-to-deposits ratio	45	42	44	43	45	45	45
Firm Liquidity coverage ratio (“LCR”) (average)(c)	110	110	111	112	111	110	111
JPMorgan Chase Bank, N.A. LCR (average)(c)	169	181	178	174	171	169	171
Common equity Tier 1 (“CET1”) capital ratio(d)	12.2	11.9	13.1	12.9	13.0	12.2	13.0
Tier 1 capital ratio(d)	14.1	13.7	15.0	15.0	15.1	14.1	15.1
Total capital ratio(d)	15.7	15.4	16.8	16.9	17.1	15.7	17.1
Tier 1 leverage ratio(c)(d)	6.2	6.2	6.5	6.6	6.6	6.2	6.6
Supplementary leverage ratio (“SLR”)(c)(d)	5.3	5.2	5.4	5.5	5.4	5.3	5.4

Selected balance sheet data (period-end)
Trading assets	$465,577	$511,528	$433,575	$515,901	$520,588	$465,577	$520,588
Investment securities, net of allowance for credit losses	663,718	679,460	672,232	595,132	573,637	663,718	573,637
Loans	1,104,155	1,073,285	1,077,714	1,044,615	1,040,954	1,104,155	1,040,954
Total assets	3,841,314	3,954,687	3,743,567	3,757,576	3,684,256	3,841,314	3,684,256
Deposits	2,471,544	2,561,207	2,462,303	2,402,353	2,305,217	2,471,544	2,305,217
Long-term debt	288,212	293,239	301,005	298,465	299,926	288,212	299,926
Common stockholders’ equity	253,305	253,061	259,289	255,203	253,548	253,305	253,548
Total stockholders’ equity	286,143	285,899	294,127	290,041	286,386	286,143	286,386
Headcount	278,494	273,948	271,025	265,790	260,110	278,494	260,110

Credit quality metrics
Allowances for credit losses	$20,019	$19,591	$18,689	$20,528	$22,585	$20,019	$22,585
Allowance for loan losses to total retained loans	1.69%	1.69%	1.62%	1.86%	2.02%	1.69%	2.02%
Nonperforming assets	$7,845	$8,605	$8,346	$8,882	$9,802	$7,845	$9,802
Net charge-offs	657	582	550	524	734	1,239	1,791
Net charge-off rate	0.25%	0.24%	0.22%	0.21%	0.31%	0.24%	0.38%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of these measures.
(b)Quarterly ratios are based upon annualized amounts.
(c)For the six months ended June 30, 2022 and 2021, the percentage represents average ratios for the three months ended June 30, 2022 and 2021.
(d)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Capital Risk Management on pages 44-49 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2022.
This Quarterly Report on Form 10-Q for the second quarter of 2022 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 182-190 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 87 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 9-33 of the 2021 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.8 trillion in assets and $286.1 billion in stockholders’ equity as of June 30, 2022. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of June 30, 2022. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiaries outside the U.S. are J.P. Morgan Securities plc and J.P. Morgan SE (“JPMSE”), which are subsidiaries of JPMorgan Chase Bank, N.A. and are based in the United Kingdom (“U.K.”) and Germany, respectively.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Selected income statement data
Noninterest revenue	$15,587	$17,738	(12)%	$32,432	$37,115	(13)%
Net interest income	15,128	12,741	19	29,000	25,630	13
Total net revenue	$30,715	$30,479	1	$61,432	$62,745	(2)
Total noninterest expense	18,749	17,667	6	37,940	36,392	4
Pre-provision profit	11,966	12,812	(7)	23,492	26,353	(11)
Provision for credit losses	1,101	(2,285)	NM	2,564	(6,441)	NM
Net income	8,649	11,948	(28)	16,931	26,248	(35)
Diluted earnings per share	$2.76	$3.78	(27)	$5.39	$8.28	(35)
Selected ratios and metrics
Return on common equity	13%	18%		13%	21%
Return on tangible common equity	17	23		16	26
Book value per share	$86.38	$84.85	2	$86.38	$84.85	2
Tangible book value per share	69.53	68.91	1	69.53	68.91	1
Capital ratios(a)
CET1 capital	12.2%	13.0%		12.2%	13.0%
Tier 1 capital	14.1	15.1		14.1	15.1
Total capital	15.7	17.1		15.7	17.1
Memo:
NII excluding Markets(b)	$13,682	$10,863	26	$25,434	$21,638	18
NIR excluding Markets(b)	10,158	13,745	(26)	21,243	27,039	(21)
Markets(b)	7,790	6,787	15	16,543	15,837	4
Total net revenue - managed basis	$31,630	$31,395	1	$63,220	$64,514	(2)
(a)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions. Refer to Capital Risk Management on pages 44-49 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the second quarter of 2022 versus the second quarter of 2021, unless otherwise specified.
Firmwide overview
For the second quarter of 2022, JPMorgan Chase reported net income of $8.6 billion, down 28%, earnings per share of $2.76, an ROE of 13% and ROTCE of 17%.
•Total net revenue was up 1%, and reflected:
–Net interest income of $15.1 billion, up 19%. Net interest income excluding Markets was $13.7 billion, up 26%, driven by higher rates and balance sheet growth.
–Noninterest revenue was $15.6 billion, down 12%, predominantly driven by:
◦lower Investment Banking fees, a loss in Credit Adjustments & Other compared to a gain in the prior year, and net losses on equity investments in CIB
◦lower Card income in CCB, and
◦$337 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in CIB and CB, partially offset by
◦higher CIB Markets revenue.
•Noninterest expense was up 6%, driven by continued investments in the business, including technology and marketing, and higher structural expense, primarily compensation, partially offset by lower revenue-related compensation.
•The provision for credit losses was $1.1 billion, driven by:
–a net addition of $428 million to the allowance for credit losses, primarily reflecting loan growth, as well as a modest deterioration in the Firm's macroeconomic forecast, and

–$657 million of net charge-offs, down $77 million, driven by Card.
The prior year provision was a net benefit of $2.3 billion, reflecting a net reduction in the allowance for credit losses of $3.0 billion.
•The total allowance for credit losses was $20.0 billion at June 30, 2022. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.69%, compared with 2.02% in the prior year.
•The Firm’s nonperforming assets totaled $7.8 billion at June 30, 2022, a net decrease of $2.0 billion from the prior year, driven by lower nonaccrual loans, reflecting improved credit performance in consumer and net portfolio activity in wholesale.
•Firmwide average loans of $1.1 trillion were up 7%, driven by higher loans across the LOBs.
•Firmwide average deposits of $2.5 trillion were up 9%, reflecting the residual impact associated with government actions in the prior year. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers. However, during the second quarter of 2022, there was a decline in deposits, including in CB due to migration of non-operating deposits into higher-yielding alternatives, and in CCB as consumer spending continued to grow.
Selected capital-related metrics
•The Firm’s CET1 capital was $207 billion, and the Standardized and Advanced CET1 ratios were 12.2% and 12.9%, respectively.
•The Firm’s SLR was 5.3%.
•The Firm grew TBVPS, ending the second quarter of 2022 at $69.53, up 1% versus the prior year.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the second quarter of 2022.

CCB ROE 24%
•Average deposits up 13%; client investment assets down 7%
•Average loans up 2% year-over-year ("YoY") and up 2% quarter-over-quarter ("QoQ"); Card net charge-off rate of 1.47%
•Debit and credit card sales volume(a) up 15%
•Active mobile customers(b) up 11%

CIB ROE 14%	•#1 ranking for Global Investment Banking fees with 8.1% wallet share year-to-date •Total Markets revenue of $7.8 billion, up 15%, with Fixed Income Markets up 15% and Equity Markets up 15%
CB ROE 15%	•Gross Investment Banking revenue of $788 million, down 32% •Average loans up 7% YoY and up 4% QoQ; average deposits up 4%
AWM ROE 23%	•Assets under management ("AUM") of $2.7 trillion, down 8% •Average loans up 11% YoY and 1% QoQ; average deposits up 22%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
Refer to the Business Segment Results on pages 20-42 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2022, consisting of:

$1.4 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$138 billion	Credit for consumers

$16 billion	Credit for U.S. small businesses

$553 billion	Credit for corporations

$609 billion	Capital raised for corporate clients and non-U.S. government entities

$36 billion	Credit and capital raised for nonprofit and U.S. government entities(a)
(a)Includes states, municipalities, hospitals and universities.

Recent events
•On July 19, 2022, JPMorgan Chase announced that Alex Gorsky had been elected as a member of the Firm's Board of Directors, effective immediately. Mr. Gorsky serves as the Executive Chairman of Johnson & Johnson.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 87 and page 155 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2022
•Management expects net interest income excluding Markets to be in excess of $58 billion, market dependent.
•Management expects adjusted expense to be approximately $77 billion, which includes increased investments in technology, distribution and marketing, and higher structural expense.
•Management expects the net charge-off rate in Card to be less than 2%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19.

Business Developments
War in Ukraine
The duration and potential outcomes of the war in Ukraine remain uncertain. The Firm has taken steps to close positions and reduce exposures connected with the war, and continues to assist clients with fulfilling or terminating pre-existing obligations and managing their Russia-related risks.
The Firm’s exposure to Russia and Russia-associated clients and counterparties is not material to its financial condition or results of operations. However, the secondary impacts of the war in Ukraine, including increased market volatility, inflationary pressures and the effects of financial and economic sanctions imposed by various governments, could have adverse effects on the Firm’s businesses.
The Firm also continues to monitor and manage the operational risks associated with the war, including compliance with the financial and economic sanctions and the increased risk of cyber attacks.
Refer to Wholesale Credit Portfolio on pages 62-70, Allowance for Credit Losses on pages 71-73, Market Risk Management on pages 75-79, Country Risk Management on pages 80-81 and Operational Risk Management on page 82 for additional information.
For purposes of this Form 10-Q, “Russia” refers to exposure to clients and counterparties of the Firm for which the largest proportion of their assets is located, or the largest proportion of their revenue is derived, in Russia, based on the Firm’s internal country risk management framework; and “Russia-associated” refers to exposure to clients and counterparties of the Firm with respect to which economic or financial sanctions relating to the war in Ukraine have been imposed or which have close association with Russia.
Interbank Offered Rate (“IBOR”) transition
JPMorgan Chase and other market participants continue to make progress with respect to the transition from the use of the London Interbank Offered Rate (“LIBOR”) and other IBORs to comply with the International Organization of Securities Commission's standards for transaction-based benchmark rates. The cessation of the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) is scheduled for June 30, 2023.
The Firm continues its client outreach with respect to U.S. dollar LIBOR-linked loans and continues to monitor and evaluate client, industry, market, regulatory and legislative developments. Refer to Business Developments on pages 50-51 of JPMorgan Chase's 2021 Form 10-K for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2022 and 2021, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 83-85 of this Form 10-Q and pages 150-153 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Investment banking fees	$1,586	$3,470	(54)%	$3,594	$6,440	(44)%
Principal transactions	4,990	4,076	22	10,095	10,576	(5)
Lending- and deposit-related fees	1,873	1,760	6	3,712	3,447	8
Asset management, administration and commissions	5,240	5,194	1	10,602	10,223	4
Investment securities losses	(153)	(155)	1	(547)	(141)	(288)
Mortgage fees and related income	378	551	(31)	838	1,255	(33)
Card income	1,133	1,647	(31)	2,108	2,997	(30)
Other income(a)	540	1,195	(55)	2,030	2,318	(12)
Noninterest revenue	15,587	17,738	(12)	32,432	37,115	(13)
Net interest income	15,128	12,741	19	29,000	25,630	13
Total net revenue	$30,715	$30,479	1%	$61,432	$62,745	(2)%
(a) Included operating lease income of $945 million and $1.3 billion for the three months ended June 30, 2022 and 2021, respectively and $2.0 billion and $2.6 billion for the six months ended June 30, 2022 and 2021, respectively.
Quarterly results
Investment banking fees decreased in CIB, reflecting:
•lower debt and equity underwriting fees as volatile market conditions resulted in lower issuance activity, and
•lower advisory fees driven by a lower level of announced deals, starting in the first quarter of 2022.
Refer to CIB segment results on pages 27-32 and Note 5 for additional information.
Principal transactions revenue increased primarily in CIB, reflecting:
•higher revenue in Fixed Income Markets, driven by a strong performance in macro businesses amid a volatile market, particularly in Currencies & Emerging Markets, partially offset by lower revenue in Credit and Securitized Products, and
•higher revenue in Equity Markets predominantly driven by a strong performance in derivatives amid a volatile market, partially offset by
•a $218 million loss in Credit Adjustments & Other, largely driven by funding spread widening, compared with a gain of $233 million in the prior year, and
•$337 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in CIB and CB.
The increase in Principal transactions revenue also reflected net gains on certain legacy private equity investments in Corporate, compared with net losses in the prior year.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB, CB and Corporate segment results on pages 27-32, pages 33-36 and pages 41-42, and Note 5 for additional information.
Lending- and deposit-related fees increased as a result of higher deposit-related fees in CCB.
Refer to CCB segment results on pages 22-26 and Note 5 for additional information.
Asset management, administration and commissions revenue was relatively flat, reflecting higher asset management fees in AWM resulting from the removal of most money market fund fee waivers, offset by lower market levels and performance fees. Refer to AWM segment results on pages 22-26 and Note 5 for additional information.
Investment securities losses were relatively flat, and reflected losses in both periods from repositioning the investment securities portfolios in Treasury and CIO. Refer to Corporate segment results on pages 41-42 and Note 9 for additional information.
Mortgage fees and related income decreased due to:
•lower production revenue from lower margins and volume,
largely offset by
•higher net mortgage servicing revenue resulting from
–an increase in MSR risk management results primarily driven by changes in prepayment expectations, and
–higher operating revenue on a higher level of third-party loans serviced.

Refer to CCB segment results on pages 22-26 Note 5 and 14 for additional information.
Card income decreased reflecting:
•higher amortization related to new account origination costs in Card, and
•lower net interchange income due to the impact from the renegotiation of a co-brand partner contract in Card in the fourth quarter of 2021.
Refer to CCB segment results on pages 22-26 and Note 5 for additional information.
Other income decreased reflecting:
•net losses on equity investments in CIB compared with net gains in the prior year, and
•lower auto operating lease income in CCB as a result of a decline in volume, partially offset by
•a gain on an equity-method investment received in partial satisfaction of a loan in CB, and
•higher net gains related to certain other Corporate investments.
Net interest income increased driven by higher rates and balance sheet growth, partially offset by lower Markets NII, as well as lower NII from PPP loans.
The Firm’s average interest-earning assets were $3.4 trillion, up $209 billion, and the yield was 2.22%, up 43 basis points (“bps”). The net yield on these assets, on an FTE basis, was 1.80%, an increase of 18 bps. The net yield excluding Markets was 2.26%, up 36 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 180 for further details. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of Net interest yield excluding Markets.
Year-to-date results
Investment banking fees decreased in CIB, reflecting:
•lower equity and debt underwriting fees as volatile market conditions resulted in lower issuance activity, and
•lower advisory fees driven by a lower level of announced deals.
Principal transactions revenue decreased reflecting:
•a loss of $742 million in Credit Adjustments & Other in CIB, largely driven by funding spread widening and, to a lesser extent, losses on exposures relating to commodities and Russia and Russia-associated counterparties, compared with a gain of $230 million in the prior year,
•$337 million of markdowns in the second quarter of 2022 on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in CIB and CB, and
•net losses on certain legacy private equity investments in Corporate compared with net gains in the prior year, partially offset by
•an increase in Markets, reflecting
–higher revenue in Fixed Income Markets, predominantly driven by higher revenue in the macro businesses, particularly in Currencies & Emerging Markets, partially offset by lower revenue in Securitized Products and Credit, and
–higher revenue in Equity Markets, driven by a strong performance in prime brokerage and derivatives, partially offset by lower revenue in Cash Equities.
Lending- and deposit-related fees increased as a result of:
•higher deposit-related fees in CCB, and
•higher cash management fees in CIB and CB driven by growth in transaction volume.
Refer to CCB, CIB and CB segment results on pages 22-26, pages 27-32 and pages 33-36, respectively, and Note 5 for additional information.
Asset management, administration and commissions revenue increased, predominantly driven by higher asset management fees in AWM, reflecting strong cumulative net inflows into long-term products, and the removal of most money market fund fee waivers in the second quarter of 2022, and net inflows in CCB. Refer to CCB and AWM segment results on pages 22-26, pages 37-40, respectively, and Note 5 for additional information.
Investment securities losses reflected higher net losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolios in both periods in Treasury and CIO.
Mortgage fees and related income decreased due to:
•lower production revenue from lower margins and volume,
largely offset by
•higher net mortgage servicing revenue resulting from
–an increase in MSR risk management results primarily driven by changes in prepayment expectations, and
–higher operating revenue on a higher level of third-party loans serviced.
Card income decreased due to higher amortization related to new account origination costs in Card.
Other income decreased reflecting:
•lower auto operating lease income in CCB as a result of a decline in volume,
•net losses on several investments in AWM and CIB compared with net gains in the prior year, partially offset by
•proceeds from an insurance settlement in the first quarter of 2022 in Corporate,
•higher net gains related to certain other Corporate investments in,
•a gain on an equity-method investment received in partial satisfaction of a loan in CB, and

•the absence of weather-related write-downs recorded in the prior year on certain renewable energy investments in CIB.
Net interest income increased driven by higher rates and balance sheet growth, partially offset by lower NII from PPP loans, as well as lower Markets NII.
The Firm’s average interest-earning assets were $3.4 trillion, up $242 billion, and the yield was 2.04%, up 21 basis points (“bps”). The net yield on these assets, on an FTE basis, was 1.74%, an increase of 9 bps. The net yield excluding Markets was 2.11%, up 19 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consumer, excluding credit card	$62	$(808)	NM	$235	$(1,792)	NM
Credit card	730	(1,045)	NM	1,236	(3,562)	NM
Total consumer	792	(1,853)	NM	1,471	(5,354)	NM
Wholesale	303	(425)	NM	1,088	(1,096)	NM
Investment securities	6	(7)	NM	5	9	NM
Total provision for credit losses	$1,101	$(2,285)	NM	$2,564	$(6,441)	NM
Quarterly results
The provision for credit losses was $1.1 billion, reflecting $657 million of net charge-offs and a net addition of $428 million to the allowance for credit losses, consisting of:
•$238 million in wholesale driven by a modest deterioration in the Firm's macroeconomic forecast, and loan growth largely in CB, partially offset by client-specific reductions in the allowance for credit losses, and
•$184 million in consumer predominantly driven by loan growth in Card.
Net charge-offs decreased $77 million driven by Card, reflecting the financial strength of U.S. consumers.
The prior year included a $3.0 billion net reduction in the allowance for credit losses and net charge-offs of $734 million.
Refer to CCB segment results on pages 22-26, CIB on pages 27-32, CB on pages 33-36, AWM on pages 37-40, the Allowance for Credit Losses on pages 71-73, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Year-to-date results
The provision for credit losses was $2.6 billion, reflecting a net addition of $1.3 billion to the allowance for credit losses and $1.2 billion of net charge-offs. The addition to the allowance primarily consisted of:
•$1.0 billion in wholesale reflecting the increased weight placed on the adverse scenarios in the current year due to the ongoing effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine, and a modest deterioration in the Firm's macroeconomic forecast. The increase in the allowance was also driven by loan growth in CB in the second quarter of 2022, and client-specific Russia and Russia-associated downgrades in CIB and AWM in the first quarter of 2022, and
•$311 million in consumer primarily driven by Card, related to loan growth, and Home Lending due to the increased weight placed on the adverse scenarios in the first quarter of 2022.
Net charge-offs decreased $552 million driven by Card, reflecting the financial strength of U.S. consumers.
The prior year included an $8.2 billion net reduction in the allowance for credit losses and net charge-offs of $1.8 billion.

Noninterest expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Compensation expense	$10,301	$9,814	5%	$21,088	$20,415	3%
Noncompensation expense:
Occupancy	1,129	1,090	4	2,263	2,205	3
Technology, communications and equipment(a)	2,376	2,488	(5)	4,736	5,007	(5)
Professional and outside services	2,469	2,385	4	5,041	4,588	10
Marketing	881	626	41	1,801	1,377	31
Other expense(b)	1,593	1,264	26	3,011	2,800	8
Total noncompensation expense	8,448	7,853	8	16,852	15,977	5
Total noninterest expense	$18,749	$17,667	6%	$37,940	$36,392	4%
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal expense of $73 million and $185 million for the three months ended June 30, 2022 and 2021, respectively and $192 million and $213 million for the six months ended June 30, 2022 and 2021, respectively.
Quarterly results
Compensation expense increased driven by investments and higher structural expense across the LOBs, partially offset by lower revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•higher investments across the Firm, including marketing and technology, and
•higher structural expense, including travel and entertainment, partially offset by
•lower volume-related expense, primarily depreciation expense in CCB on lower auto lease assets, and
•lower legal expense.
Year-to-date results
Compensation expense increased driven by investments and higher structural expense across the LOBs, largely offset by lower revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•higher investments across the Firm, including marketing and technology, and
•higher structural expense, including travel and entertainment and regulatory assessments. The prior year included a $550 million contribution to the Firm's Foundation, partially offset by
•lower volume-related expense, reflecting a net decrease related to lower depreciation expense on lower auto lease assets and higher operating losses, both in CCB.

Income tax expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Income before income tax expense	$10,865	$15,097	(28)%	$20,928	$32,794	(36)%
Income tax expense	2,216	3,149	(30)	3,997	6,546	(39)
Effective tax rate	20.4%	20.9%		19.1%	20.0%

Quarterly results
The effective tax rate decreased driven by the impact of benefits related to tax audit settlements, partially offset by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes. The prior year included expenses related to tax audit settlements.

Year-to-date results
The effective tax rate decreased for the six months ended June 30, 2022, driven by benefits from tax audit settlements, as well as the relative net impact of certain tax benefits and expenses on a lower level of pretax income, partially offset by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes. The prior year included expenses related to tax audit settlements.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2022, and December 31, 2021.

Selected Consolidated balance sheets data
(in millions)	June 30, 2022	December 31, 2021	Change
Assets
Cash and due from banks	$27,215	$26,438	3%
Deposits with banks	642,045	714,396	(10)
Federal funds sold and securities purchased under resale agreements	322,156	261,698	23
Securities borrowed	202,393	206,071	(2)
Trading assets	465,577	433,575	7
Available-for-sale securities	222,069	308,525	(28)
Held-to-maturity securities, net of allowance for credit losses	441,649	363,707	21
Investment securities, net of allowance for credit losses	663,718	672,232	(1)
Loans	1,104,155	1,077,714	2
Allowance for loan losses	(17,750)	(16,386)	8
Loans, net of allowance for loan losses	1,086,405	1,061,328	2
Accrued interest and accounts receivable	145,442	102,570	42
Premises and equipment	26,770	27,070	(1)
Goodwill, MSRs and other intangible assets	59,360	56,691	5
Other assets	200,233	181,498	10
Total assets	$3,841,314	$3,743,567	3%
Cash and due from banks and deposits with banks decreased primarily as a result of Markets activities and loan growth. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting:
•higher collateral requirements, higher demand for securities to cover short positions, and
•the impact of netting on client-driven market-making activities.
Refer to Note 10 for additional information on securities purchased under resale agreements.
Trading assets increased driven by:
•higher foreign exchange and commodity derivative receivables as a result of market movements, as well as higher levels of debt instruments, partially offset by lower equity instruments, related to client-driven market-making activities in Markets, and
•higher deployment of funds in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.
Investment securities included the transfer of $73.2 billion of securities from the available-for-sale (“AFS”) to the held-to-maturity (“HTM”) portfolio.
•The decrease in AFS securities was also due to paydowns, and unrealized losses, recognized in accumulated other comprehensive income (“AOCI”), predominantly offset by net purchases.
•The increase in HTM securities was also due to purchases predominantly offset by paydowns.

Refer to Corporate segment results on pages 41-42, Investment Portfolio Risk Management on page 74, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher loans in CB as a result of higher revolver utilization and originations,
•higher retained residential real estate loans in AWM and Home Lending as a result of originations, net of paydowns,
•higher balances in Card on higher consumer spending, and
•higher wholesale loans in CIB,
partially offset by
•lower mortgage warehouse loans in Home Lending as sales outpaced originations due to higher interest rates, and
•a decline in CBB due to the impact of PPP loan forgiveness.
The allowance for loan losses increased as a result of a net addition of $1.4 billion to the allowance for loan losses, consisting of $1.1 billion in wholesale and $314 million in consumer. The addition reflects the increased weight placed on the adverse scenarios in the current year, due to the ongoing effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine, and a modest deterioration in the Firm's macroeconomic forecast. The increase in the allowance for loan losses was also driven by loan growth in Card and CB in the second quarter of 2022, and client-specific Russia and Russia-associated downgrades in CIB and AWM in the first quarter of 2022.

There was a $39 million reduction in the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Credit and Investment Risk Management on pages 55-74, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased due to higher client receivables related to client-driven activities in Markets, including prime brokerage.

Goodwill, MSRs and other intangibles increased, reflecting:
•higher MSRs as a result of changes in market interest rates and net additions, partially offset by the realization of expected cash flows, and
•higher goodwill associated with the acquisitions of Frosch Travel Group, LLC in CCB and Volkswagen Payments S.A. in CIB.
Refer to Note 14 for additional information.
Other assets increased largely due to the higher cash collateral placed with counterparties, as well as higher securities financing transactions in Markets.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2022	December 31, 2021	Change
Liabilities
Deposits	$2,471,544	$2,462,303	—%
Federal funds purchased and securities loaned or sold under repurchase agreements	222,719	194,340	15
Short-term borrowings	58,422	53,594	9
Trading liabilities	190,308	164,693	16
Accounts payable and other liabilities	313,326	262,755	19
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	10,640	10,750	(1)
Long-term debt	288,212	301,005	(4)
Total liabilities	3,555,171	3,449,440	3
Stockholders’ equity	286,143	294,127	(3)
Total liabilities and stockholders’ equity	$3,841,314	$3,743,567	3%
Deposits were relatively flat, reflecting:
•growth in new accounts in CCB that more than offset the decline in deposits in existing accounts across consumer and small business customers, as consumer spending continued to grow, and
•higher deposits in Securities Services and Payments primarily driven by client activities, offset by
•a decline in CB due to the migration of non-operating deposits into higher-yielding alternatives; and additionally, in AWM and CB reflecting seasonality.
Refer to Liquidity Risk Management on pages 50-54 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased due to:
•higher secured financing of trading assets and the impact of netting on client-driven market-making activities in Markets, partially offset by
•lower secured financing of AFS investment securities in Treasury and CIO. Refer to Liquidity Risk Management on pages 50-54 and Note 10 for additional information.
Short-term borrowings increased as a result of higher net issuance of commercial paper primarily for short-term liquidity management in Treasury and CIO. Refer to Liquidity Risk Management on pages 50-54 for additional information.

Trading liabilities increased due to client-driven market-making activities in Fixed Income Markets, which resulted in higher levels of short positions in debt instruments. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to higher client payables related to client-driven activities primarily in Markets, including prime brokerage. Refer to Note 10 for additional information on securities financing transactions.
Refer to Liquidity Risk Management on pages 50-54 and Notes 13 and 22 for additional information on Beneficial interests issued by consolidated VIEs, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt decreased driven by fair value hedge accounting adjustments in Treasury and CIO related to higher rates, and a decline in the fair value of structured notes in CIB. These were largely offset by net issuances in Treasury and CIO and CIB. Refer to Liquidity Risk Management on pages 50-54 for additional information.
Stockholders’ equity decreased as a result of a net unrealized loss in AOCI, which was predominantly driven by the impact of higher rates on the AFS portfolio and cash flow hedges in Treasury and CIO. Refer to Capital actions on page 48, Consolidated statements of changes in stockholders’ equity on page 91, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2022 and 2021.

(in millions)	Six months ended June 30,
	2022	2021
Net cash provided by/(used in)
Operating activities	$24,101	$(30,342)
Investing activities	(125,811)	33,089
Financing activities	48,970	180,968
Effect of exchange rate changes on cash	(18,834)	(5,903)
Net increase/(decrease) in cash and due from banks and deposits with banks	$(71,574)	$177,812
Operating activities
•In 2022, cash provided reflected higher accounts payable and other liabilities, trading liabilities, and net proceeds from loans held-for-sale, predominantly offset by higher trading assets and accrued interest and accounts receivable.
•In 2021, cash used resulted from higher accrued interest and accounts receivable and securities borrowed, partially offset by higher accounts payable and other liabilities.
Investing activities
•In 2022, cash used resulted from higher securities purchased under resale agreements, net originations of loans, and net purchases of investment securities.
•In 2021, cash provided reflected lower securities purchased under resale agreements, partially offset by net originations of loans.
Financing activities
•In 2022, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings.
•In 2021, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 44-49, and Liquidity Risk Management on pages 50-54 of this Form 10-Q, and pages 97-104 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on page 88-92.
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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2022			2021
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$540	$812	$1,352	$1,195	$807	$2,002
Total noninterest revenue	15,587	812	16,399	17,738	807	18,545
Net interest income	15,128	103	15,231	12,741	109	12,850
Total net revenue	30,715	915	31,630	30,479	916	31,395
Total noninterest expense	18,749	NA	18,749	17,667	NA	17,667
Pre-provision profit	11,966	915	12,881	12,812	916	13,728
Provision for credit losses	1,101	NA	1,101	(2,285)	NA	(2,285)
Income before income tax expense	10,865	915	11,780	15,097	916	16,013
Income tax expense	2,216	915	3,131	3,149	916	4,065
Net income	$8,649	NA	$8,649	$11,948	NA	$11,948

Overhead ratio	61%	NM	59%	58%	NM	56%

	Six months ended June 30,
	2022			2021
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$2,030	$1,587	$3,617	$2,318	$1,551	$3,869
Total noninterest revenue	32,432	1,587	34,019	37,115	1,551	38,666
Net interest income	29,000	201	29,201	25,630	218	25,848
Total net revenue	61,432	1,788	63,220	62,745	1,769	64,514
Total noninterest expense	37,940	NA	37,940	36,392	NA	36,392
Pre-provision profit	23,492	1,788	25,280	26,353	1,769	28,122
Provision for credit losses	2,564	NA	2,564	(6,441)	NA	(6,441)
Income before income tax expense	20,928	1,788	22,716	32,794	1,769	34,563
Income tax expense	3,997	1,788	5,785	6,546	1,769	8,315
Net Income	$16,931	NA	$16,931	$26,248	NA	$26,248

Overhead ratio	62%	NM	60%	58%	NM	56%
(a)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Net interest income – reported	$15,128	$12,741	19%	$29,000	$25,630	13%
Fully taxable-equivalent adjustments	103	109	(6)	201	218	(8)
Net interest income – managed basis(a)	$15,231	$12,850	19	$29,201	$25,848	13
Less: Markets net interest income(b)	1,549	1,987	(22)	3,767	4,210	(11)
Net interest income excluding Markets(a)	$13,682	$10,863	26	$25,434	$21,638	18

Average interest-earning assets	$3,385,894	$3,177,195	7	$3,393,879	$3,152,022	8
Less: Average Markets interest-earning assets(b)	957,304	882,848	8	960,556	874,764	10
Average interest-earning assets excluding Markets	$2,428,590	$2,294,347	6%	$2,433,323	$2,277,258	7%
Net yield on average interest-earning assets – managed basis	1.80%	1.62%		1.74%	1.65%
Net yield on average Markets interest-earning assets(b)	0.65	0.90		0.79	0.97
Net yield on average interest-earning assets excluding Markets	2.26%	1.90%		2.11%	1.92%

Noninterest revenue – reported	$15,587	$17,738	(12)%	$32,432	$37,115	(13)%
Fully taxable-equivalent adjustments	812	807	1	1,587	1,551	2
Noninterest revenue – managed basis	$16,399	$18,545	(12)	$34,019	$38,666	(12)
Less: Markets noninterest revenue(b)	6,241	4,800	30	12,776	11,627	10
Noninterest revenue excluding Markets	$10,158	$13,745	(26)	$21,243	$27,039	(21)

Memo: Total Markets net revenue(b)	$7,790	$6,787	15	$16,543	$15,837	4
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 31 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2022	Dec 31, 2021	Three months ended June 30,		Six months ended June 30,
			2022	2021	2022	2021
Common stockholders’ equity	$253,305	$259,289	$247,986	$250,849	$250,234	$248,209
Less: Goodwill	50,697	50,315	50,575	49,260	50,442	49,254
Less: Other intangible assets	1,224	882	1,119	864	1,007	877
Add: Certain deferred tax liabilities(a)	2,509	2,499	2,503	2,459	2,500	2,457
Tangible common equity	$203,893	$210,591	$198,795	$203,184	$201,285	$200,535

Return on tangible common equity	NA	NA	17%	23%	16%	26%
Tangible book value per share	$69.53	$71.53	NA	NA	NA	NA
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 18-19 for a definition of managed basis.
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
Funds transfer pricing
Funds transfer pricing (“FTP”) is the process by which the Firm allocates interest income and expense to the LOBs and Other Corporate and transfers the primary interest rate risk and liquidity risk to Treasury and CIO.
The funds transfer pricing process considers the interest rate risk and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the FTP process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the segments.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 47, and page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 61-62 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended June 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021		Change
Total net revenue	$12,614	$12,760		(1)%	$11,947	$13,214		(10)%	$2,683	$2,483		8%
Total noninterest expense	7,723	7,062		9	6,745	6,523		3	1,156	981		18
Pre-provision profit/(loss)	4,891	5,698		(14)	5,202	6,691		(22)	1,527	1,502		2
Provision for credit losses	761	(1,868)		NM	59	(79)		NM	209	(377)		NM
Net income/(loss)	3,100	5,645	(a)	(45)	3,725	5,020	(a)	(26)	994	1,422	(a)	(30)
Return on equity (“ROE”)	24%	44%			14%	23%			15%	23%

Three months ended June 30,	Asset & Wealth Management				Corporate				Total
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021	Change
Total net revenue	$4,306	$4,107		5%	$80	$(1,169)		NM	$31,630	$31,395	1%
Total noninterest expense	2,919	2,586		13	206	515		(60)	18,749	17,667	6
Pre-provision profit/(loss)	1,387	1,521		(9)	(126)	(1,684)		93	12,881	13,728	(6)
Provision for credit losses	44	(10)		NM	28	49		(43)	1,101	(2,285)	NM
Net income/(loss)	1,004	1,156	(a)	(13)	(174)	(1,295)	(a)	87	8,649	11,948	(28)
ROE	23%	32%			NM	NM			13%	18%

Six months ended June 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021		Change
Total net revenue	$24,843	$25,277		(2)%	$25,476	$27,819		(8)%	$5,081	$4,876		4%
Total noninterest expense	15,443	14,264		8	14,043	13,627		3	2,285	1,950		17
Pre-provision profit/(loss)	9,400	11,013		(15)	11,433	14,192		(19)	2,796	2,926		(4)
Provision for credit losses	1,439	(5,470)		NM	504	(410)		NM	366	(495)		NM
Net income/(loss)	5,995	12,432	(a)	(52)	8,110	10,944	(a)	(26)	1,844	2,603	(a)	(29)
ROE	23%	49%			15%	26%	(a)		14%	21%

Six months ended June 30,	Asset & Wealth Management				Corporate				Total
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021	Change
Total net revenue	$8,621	$8,184		5%	$(801)	$(1,642)		51%	$63,220	$64,514	(2)%
Total noninterest expense	5,779	5,160		12	390	1,391		(72)	37,940	36,392	4
Pre-provision profit/(loss)	2,842	3,024		(6)	(1,191)	(3,033)		61	25,280	28,122	(10)
Provision for credit losses	198	(131)		NM	57	65		(12)	2,564	(6,441)	NM
Net income/(loss)	2,012	2,416	(a)	(17)	(1,030)	(2,147)	(a)	52	16,931	26,248	(35)
ROE	23%	34%			NM	NM			13%	21%
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2022 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 63-66 of JPMorgan Chase's 2021 Form 10-K and Line of Business Metrics on page 188 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2022	2021		Change	2022	2021		Change
Revenue
Lending- and deposit-related fees	$855	$753		14%	$1,660	$1,495		11%
Asset management, administration and commissions	947	866		9	1,876	1,671		12
Mortgage fees and related income	377	548		(31)	833	1,251		(33)
Card income	678	1,238		(45)	1,268	2,237		(43)
All other income	1,049	1,321		(21)	2,171	2,660		(18)
Noninterest revenue	3,906	4,726		(17)	7,808	9,314		(16)
Net interest income	8,708	8,034		8	17,035	15,963		7
Total net revenue	12,614	12,760		(1)	24,843	25,277		(2)

Provision for credit losses	761	(1,868)		NM	1,439	(5,470)		NM

Noninterest expense
Compensation expense	3,237	2,977		9	6,408	5,953		8
Noncompensation expense(a)	4,486	4,085		10	9,035	8,311		9
Total noninterest expense	7,723	7,062		9	15,443	14,264		8
Income before income tax expense	4,130	7,566		(45)	7,961	16,483		(52)
Income tax expense	1,030	1,921	(c)	(46)	1,966	4,051	(c)	(51)
Net income	$3,100	$5,645	(c)	(45)	$5,995	$12,432	(c)	(52)

Revenue by line of business
Consumer & Business Banking	$6,558	$6,016		9	$12,620	$11,651		8
Home Lending	1,001	1,349		(26)	2,170	2,807		(23)
Card & Auto	5,055	5,395		(6)	10,053	10,819		(7)

Mortgage fees and related income details:
Production revenue	150	517		(71)	361	1,274		(72)
Net mortgage servicing revenue(b)	227	31		NM	472	(23)		NM
Mortgage fees and related income	$377	$548		(31)%	$833	$1,251		(33)%

Financial ratios
Return on equity	24%	44%			23%	49%
Overhead ratio	61	55			62	56
(a)Included depreciation expense on leased assets of $652 million and $856 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 billion and $1.8 billion for the six months ended June 30, 2022 and 2021, respectively.
(b)Included MSR risk management results of $28 million and $(103) million for the three months ended June 30, 2022 and 2021, respectively, and $137 million and $(218) million for the six months ended June 30, 2022 and 2021, respectively.
(c)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Quarterly results
Net income was $3.1 billion, down 45%, reflecting an increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $12.6 billion, a decrease of 1%.
Net interest income was $8.7 billion, up 8%, driven by:
•growth in deposits in CBB, and higher revolving loans in Card, partially offset by
•a reduction associated with PPP loan forgiveness in CBB, and lower NII in Home Lending primarily due to tighter loan spreads.
Noninterest revenue was $3.9 billion, down 17%, driven by:
•lower card income reflecting higher amortization related to new account origination costs and lower net interchange income due to the impact from the renegotiation of a co-brand partner contract in the fourth quarter of 2021,
•lower production revenue from lower margins and volume in Home Lending, and
•lower auto operating lease income as a result of a decline in volume, partially offset by
•higher net mortgage servicing revenue from an increase in MSR risk management results primarily driven by changes in prepayment expectations, and higher operating revenue on a higher level of third-party loans serviced, and
•higher deposit-related fees.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income. Refer to Note 5 for additional information on card income.
Noninterest expense was $7.7 billion, up 9%, reflecting:
•investments in the business and increased structural expenses, predominantly driven by compensation, technology and marketing, partially offset by
•lower volume- and revenue-related expenses primarily due to depreciation expense on lower auto lease assets.
The provision for credit losses was $761 million, reflecting:
•net charge-offs of $611 million, down $121 million, driven by Card reflecting the financial strength of U.S. consumers, and
•a $150 million addition to the allowance for credit losses in Card driven by loan growth.
The prior year included a $2.6 billion reduction in the allowance for credit losses across CCB.
Refer to Credit and Investment Risk Management on pages 55-74 and Allowance for Credit Losses on pages 71-73 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $6.0 billion, down 52%, reflecting an increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $24.8 billion, a decrease of 2%.
Net interest income was $17.0 billion, up 7%, driven by:
•growth in deposits net of margin compression in CBB, and higher revolving loans in Card, partially offset by
•a reduction associated with PPP loan forgiveness in CBB, and lower NII in Home Lending primarily due to tighter loan spreads.
Noninterest revenue was $7.8 billion, down 16%, driven by:
•lower production revenue from lower margins and volume in Home Lending,
•higher amortization related to new account origination costs in Card, and
•lower auto operating lease income as a result of a decline in volume, partially offset by
•higher net mortgage servicing revenue from an increase in MSR risk management results primarily driven by changes in prepayment expectations, and higher operating revenue on a higher level of third-party loans serviced,
•higher commissions largely on travel, and higher asset management fees as a result of net inflows, and
•higher deposit-related fees.
Noninterest expense was $15.4 billion, up 8%, reflecting:
•investments in the business and increased structural expenses, predominantly driven by compensation, technology and marketing, partially offset by
•lower volume- and revenue-related expenses, reflecting a net decrease related to lower depreciation expense on lower auto lease assets and higher operating losses.
The provision for credit losses was $1.4 billion, reflecting:
•net charge-offs of $1.2 billion, down $591 million, driven by Card reflecting the financial strength of U.S. consumers, and
•a $275 million addition to the allowance for credit losses in Card and Home Lending.
The prior year included a $7.2 billion reduction in the allowance for credit losses across CCB.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$500,219	$494,305	1%	$500,219	$494,305	1%
Loans:
Consumer & Business Banking(a)	31,494	46,228	(32)	31,494	46,228	(32)
Home Lending(b)	176,939	179,371	(1)	176,939	179,371	(1)
Card	165,494	141,802	17	165,494	141,802	17
Auto	67,842	67,598	—	67,842	67,598	—
Total loans	441,769	434,999	2	441,769	434,999	2
Deposits	1,178,825	1,056,507	12	1,178,825	1,056,507	12
Equity	50,000	50,000	—	50,000	50,000	—
Selected balance sheet data (average)
Total assets	$496,177	$485,209	2	$492,592	$484,868	2
Loans:
Consumer & Business Banking	32,294	49,356	(35)	33,014	49,611	(33)
Home Lending(c)	177,330	177,444	—	176,911	179,832	(2)
Card	158,434	136,149	16	153,941	135,520	14
Auto	68,569	67,183	2	68,908	67,072	3
Total loans	436,627	430,132	2	432,774	432,035	—
Deposits	1,180,453	1,047,771	13	1,167,057	1,013,917	15
Equity	50,000	50,000	—	50,000	50,000	—

Headcount	130,907	125,300	4%	130,907	125,300	4%
(a)At June 30, 2022 and 2021, included $1.5 billion and $16.7 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion on the PPP.
(b)At June 30, 2022 and 2021, Home Lending loans held-for-sale and loans at fair value were $5.2 billion and $16.5 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $8.1 billion and $14.2 billion for the three months ended June 30, 2022 and 2021, respectively, and $9.5 billion and $13.3 billion for the six months ended June 30, 2022 and 2021, respectively.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2022	2021	Change	2022	2021	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$4,217	$5,256	(20)%	$4,217	$5,256	(20)%
Net charge-offs/(recoveries)
Consumer & Business Banking	81	72	13	170	137	24
Home Lending	(68)	(79)	14	(137)	(130)	(5)
Card	580	755	(23)	1,086	1,738	(38)
Auto	18	(16)	NM	45	10	350
Total net charge-offs/(recoveries)	$611	$732	(17)	$1,164	$1,755	(34)

Net charge-off/(recovery) rate
Consumer & Business Banking(d)	1.01%	0.59%		1.04%	0.56%
Home Lending	(0.16)	(0.19)		(0.16)	(0.16)
Card	1.47	2.24		1.42	2.60
Auto	0.11	(0.10)		0.13	0.03
Total net charge-off/(recovery) rate	0.57%	0.71%		0.55%	0.85%

30+ day delinquency rate
Home Lending(e)(f)	0.85%	1.08%		0.85%	1.08%
Card	1.05	1.01		1.05	1.01
Auto	0.69	0.42		0.69	0.42

90+ day delinquency rate - Card	0.51%	0.54%		0.51%	0.54%

Allowance for loan losses
Consumer & Business Banking	$697	$897	(22)	$697	$897	(22)
Home Lending	785	630	25	785	630	25
Card	10,400	12,500	(17)	10,400	12,500	(17)
Auto	740	817	(9)	740	817	(9)
Total allowance for loan losses	$12,622	$14,844	(15)%	$12,622	$14,844	(15)%
(a)At June 30, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $257 million and $397 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At June 30, 2022 and 2021, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 110-116 of JPMorgan Chase's 2021 Form 10-K for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(c)At June 30, 2022, nonaccrual loans excluded $86 million of PPP loans 90 or more days past due and guaranteed by the SBA.
(d)At June 30, 2022 and 2021, included $1.5 billion and $16.7 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.
(e)At June 30, 2022 and 2021, the principal balance of loans under payment deferral programs offered in response to the COVID-19 pandemic was $513 million and $5.2 billion in Home Lending, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 110-116 of JPMorgan Chase's 2021 Form 10-K for further information on consumer payment assistance activity.
(f)At June 30, 2022 and 2021, excluded mortgage loans insured by U.S. government agencies of $315 million and $483 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2022		2021		Change	2022		2021		Change
Business Metrics
Number of branches	4,822		4,869		(1)%	4,822		4,869		(1)%
Active digital customers (in thousands)(a)	60,735		56,915		7	60,735		56,915		7
Active mobile customers (in thousands)(b)	47,436		42,896		11	47,436		42,896		11
Debit and credit card sales volume	$397.0		$344.3		15	$748.5		$634.6		18

Consumer & Business Banking
Average deposits	$1,163.4		$1,028.5		13	$1,149.8		$994.7		16
Deposit margin	1.31%		1.28%			1.27%		1.29%
Business banking origination volume(c)	$1.2		$2.2		(45)	$2.2		$12.2		(82)
Client investment assets(d)	628.5		673.7		(7)	628.5		673.7		(7)
Number of client advisors	4,890		4,571		7	4,890		4,571		7

Home Lending
Mortgage origination volume by channel
Retail	$11.0		$22.7		(52)	$26.1		$45.7		(43)
Correspondent	10.9		16.9		(36)	20.5		33.2		(38)
Total mortgage origination volume(e)	$21.9		$39.6		(45)	$46.6		$78.9		(41)

Third-party mortgage loans serviced (period-end)	$575.6		$463.9		24	575.6		$463.9		24
MSR carrying value (period-end)	7.4		4.5		64	7.4		4.5		64
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.29%		0.97%			1.29%		0.97%
MSR revenue multiple(f)	4.45	x	3.59	x		4.61	x	3.59	x

Credit Card
Credit card sales volume, excluding commercial card	$271.2		$223.7		21	$507.6		$407.4		25
Net revenue rate	9.59%		11.32%			9.72%		11.43%

Auto
Loan and lease origination volume	$7.0		$12.4		(44)	$15.4		$23.6		(35)
Average auto operating lease assets	14.9		19.6		(24)%	15.6		20.0		(22)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Included origination volume under the PPP of $1.3 billion and $10.6 billion for the three and six months ended June 30, 2021, respectively. The program ended on May 31, 2021 for new applications.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 37-40 for additional information.
(e)Firmwide mortgage origination volume was $27.9 billion and $44.9 billion for the three months ended June 30, 2022 and 2021, respectively, and $58.1 billion and $88.1 billion for the six months ended June 30, 2022 and 2021, respectively.
(f)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
Refer to pages 67-72 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 188 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2022	2021		Change	2022	2021		Change
Revenue
Investment banking fees	$1,650	$3,572		(54)%	$3,700	$6,560		(44)%
Principal transactions	5,048	4,026		25	10,271	10,071		2
Lending- and deposit-related fees	641	633		1	1,282	1,226		5
Asset management, administration and commissions	1,330	1,246		7	2,669	2,532		5
All other income	80	435		(82)	784	611		28
Noninterest revenue	8,749	9,912		(12)	18,706	21,000		(11)
Net interest income	3,198	3,302		(3)	6,770	6,819		(1)
Total net revenue(a)	11,947	13,214		(10)	25,476	27,819		(8)

Provision for credit losses	59	(79)		NM	504	(410)		NM

Noninterest expense
Compensation expense	3,510	3,582		(2)	7,516	7,911		(5)
Noncompensation expense	3,235	2,941		10	6,527	5,716		14
Total noninterest expense	6,745	6,523		3	14,043	13,627		3
Income before income tax expense	5,143	6,770		(24)	10,929	14,602		(25)
Income tax expense	1,418	1,750	(b)	(19)	2,819	3,658	(b)	(23)
Net income	$3,725	$5,020	(b)	(26)%	$8,110	$10,944	(b)	(26)%
Financial ratios
Return on equity	14%	23%			15%	26%	(b)
Overhead ratio	56	49			55	49
Compensation expense as percentage of total net revenue	29	27			30	28
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $772 million and $763 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 billion for both the six months ended June 30, 2022 and 2021.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenue by business
Investment Banking	$1,351	$3,424	(61)%	$3,408	$6,275	(46)%
Payments	1,463	1,453	1	3,317	2,845	17
Lending	410	229	79	731	494	48
Total Banking	3,224	5,106	(37)	7,456	9,614	(22)
Fixed Income Markets	4,711	4,098	15	10,409	9,859	6
Equity Markets	3,079	2,689	15	6,134	5,978	3
Securities Services	1,151	1,088	6	2,219	2,138	4
Credit Adjustments & Other(a)	(218)	233	NM	(742)	230	NM
Total Markets & Securities Services	8,723	8,108	8	18,020	18,205	(1)
Total net revenue	$11,947	$13,214	(10)%	$25,476	$27,819	(8)%
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

Quarterly results
Net income was $3.7 billion, down 26%.
Net revenue was $11.9 billion, down 10%.
Banking revenue was $3.2 billion, down 37%.
•Investment Banking revenue was $1.4 billion, down 61%, driven by lower Investment Banking fees, down 54%, reflecting lower fees across products, and $257 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.
–Debt underwriting fees were $741 million, down 53%, and Equity underwriting fees were $245 million, down 77%, as volatile market conditions resulted in lower issuance activity.
–Advisory fees were $664 million, down 28%, driven by a lower level of announced deals starting in the first quarter of 2022.
•Payments revenue was $1.5 billion, up 1%, and included markdowns on equity investments. Excluding these markdowns, revenue was $1.8 billion, up 25%, predominantly driven by improved deposit margins and fees.
•Lending revenue was $410 million, up 79%, driven by fair value gains on hedges of accrual loans, compared to losses in the prior year, and higher net interest income on higher loans.
Markets & Securities Services revenue was $8.7 billion, up 8%. Markets revenue was $7.8 billion, up 15%.
•Fixed Income Markets revenue was $4.7 billion, up 15%, driven by a strong performance in macro businesses amid a volatile market, particularly in Currencies & Emerging Markets, partially offset by lower revenue in Credit and Securitized Products.
•Equity Markets revenue was $3.1 billion, up 15%, driven by a strong performance in derivatives amid a volatile market.
•Securities Services revenue was $1.2 billion, up 6%, predominantly driven by growth in fees, and to a lesser extent improved deposit margins, partially offset by lower market levels.
•Credit Adjustments & Other was a loss of $218 million, largely driven by funding spread widening, compared with a gain of $233 million in the prior year.
Noninterest expense was $6.7 billion, up 3%, reflecting higher structural expense and investments in the business, largely offset by lower revenue-related compensation.
The provision for credit losses was $59 million, driven by an addition to the allowance for credit losses, associated with a modest deterioration in the Firm’s macroeconomic forecast, predominantly offset by client-specific reductions in the allowance for credit losses.
The prior year was a net benefit of $79 million.
Refer to Credit and Investment Risk Management on pages 55-74 and Allowance for Credit Losses on pages 71-73 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $8.1 billion, down 26%.
Net revenue was $25.5 billion, down 8%.
Banking revenue was $7.5 billion, down 22%.
•Investment Banking revenue was $3.4 billion, down 46%, driven by lower Investment Banking fees, down 44%, reflecting lower fees across products, and $257 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in the second quarter of 2022. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $494 million, down 77%, and Debt underwriting fees were $1.7 billion, down 39%, as volatile market conditions resulted in lower issuance activity.
–Advisory fees were $1.5 billion, down 8%, driven by a lower level of announced deals.
•Payments revenue was $3.3 billion, up 17%, driven by improved deposit margins, as well as higher fees and deposits.
•Lending revenue was $731 million, up 48%, driven by fair value gains on hedges of accrual loans, compared to losses in the prior year, and higher net interest income on higher loans.
Markets & Securities Services revenue was $18.0 billion, down 1%. Markets revenue was $16.5 billion, up 4%.
•Fixed Income Markets revenue was $10.4 billion, up 6%, driven by higher revenue in macro businesses particularly in Currencies & Emerging Markets, largely offset by lower revenue in Securitized Products and Credit.
•Equity Markets revenue was $6.1 billion, up 3%, predominantly driven by a strong performance in derivatives and prime brokerage, partially offset by lower revenue in Cash Equities.
•Securities Services revenue was $2.2 billion, up 4%, predominantly driven by growth in fees and improved deposit margins, partially offset by lower market levels.
•Credit Adjustments & Other was a loss of $742 million, predominantly driven by funding spread widening, and to a lesser extent losses on exposure relating to commodities and Russia and Russia-associated counterparties, compared with a gain of $230 million in the prior year.
Noninterest expense was $14.0 billion, up 3%, predominantly driven by higher structural expense, investments in the business and legal expense, largely offset by lower volume- and revenue-related expense including revenue-related compensation.
The provision for credit losses was $504 million, predominantly driven by a net addition to the allowance for credit losses, reflecting the increased weight placed on the adverse scenarios and a modest deterioration in the Firm’s macroeconomic forecast. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in the first quarter of 2022.
The prior year was a net benefit of $410 million, driven by a net reduction in the allowance for credit losses.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$1,403,558	$1,363,992	3%	$1,403,558	$1,363,992	3%
Loans:
Loans retained(a)	171,219	144,764	18	171,219	144,764	18
Loans held-for-sale and loans at fair value(b)	46,032	56,668	(19)	46,032	56,668	(19)
Total loans	217,251	201,432	8	217,251	201,432	8
Equity	103,000	83,000	24	103,000	83,000	24
Selected balance sheet data (average)
Total assets	$1,429,953	$1,371,218	4	$1,418,955	$1,332,755	6
Trading assets-debt and equity instruments	411,079	473,875	(13)	415,190	471,439	(12)
Trading assets-derivative receivables	83,582	69,392	20	75,184	71,411	5
Loans:
Loans retained(a)	$169,909	$140,096	21	$165,467	$138,454	20
Loans held-for-sale and loans at fair value(b)	48,048	52,376	(8)	49,714	49,042	1
Total loans	$217,957	$192,472	13	$215,181	$187,496	15
Equity	103,000	83,000	24	103,000	83,000	24
Headcount	69,447	64,261	8%	69,447	64,261	8%
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Loans held-for-sale and loans at fair value primarily reflect lending related positions originated and purchased in CIB Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2022	2021	Change	2022	2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$38	$(12)	NM	$58	$(19)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$697	$783	(11)	$697	$783	(11)
Nonaccrual loans held-for-sale and loans at fair value(b)	840	1,187	(29)	840	1,187	(29)
Total nonaccrual loans	1,537	1,970	(22)	1,537	1,970	(22)
Derivative receivables	447	481	(7)	447	481	(7)
Assets acquired in loan satisfactions	84	95	(12)	84	95	(12)
Total nonperforming assets	$2,068	$2,546	(19)	$2,068	$2,546	(19)
Allowance for credit losses:
Allowance for loan losses	$1,809	$1,607	13	$1,809	$1,607	13
Allowance for lending-related commitments	1,358	1,902	(29)	1,358	1,902	(29)
Total allowance for credit losses	$3,167	$3,509	(10)%	$3,167	$3,509	(10)%
Net charge-off/(recovery) rate(c)	0.09%	(0.03)%		0.07%	(0.03)%
Allowance for loan losses to period-end loans retained	1.06	1.11		1.06	1.11
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.38	1.53		1.38	1.53
Allowance for loan losses to nonaccrual loans retained(a)	260	205		260	205
Nonaccrual loans to total period-end loans	0.71%	0.98%		0.71%	0.98%
(a)Allowance for loan losses of $130 million and $180 million were held against these nonaccrual loans at June 30, 2022 and 2021, respectively.
(b)At June 30, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $196 million and $316 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Advisory	$664	$916	(28)%	$1,465	$1,596	(8)%
Equity underwriting	245	1,063	(77)	494	2,119	(77)
Debt underwriting(a)	741	1,593	(53)	1,741	2,845	(39)
Total investment banking fees	$1,650	$3,572	(54)%	$3,700	$6,560	(44)%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2021
	2022		2021		2022		2021
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.3%	# 2	9.5%	# 2	8.0%	# 2	8.8%	# 2	9.6%
U.S.	2	8.9	2	10.2	2	8.8	2	9.5	2	10.8
Equity and equity-related(c)
Global	1	6.2	2	10.6	1	5.8	3	9.2	2	8.8
U.S.	1	15.1	1	14.3	1	13.1	2	11.4	2	11.7
Long-term debt(d)
Global	1	7.8	1	9.3	1	8.0	1	9.2	1	8.4
U.S.	1	12.8	1	14.0	1	12.5	1	13.3	1	12.1
Loan syndications
Global	1	11.2	1	11.8	1	10.8	1	12.5	1	10.7
U.S.	1	12.0	1	13.6	2	10.6	1	14.5	1	12.4
Global investment banking fees(e)	# 2	8.4%	# 1	10.1%	# 1	8.1%	# 1	9.6%	# 1	9.3%
(a)Source: Dealogic as of July 1, 2022. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2022			2021
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,934	$2,448	$5,382	$1,925	$1,879	$3,804
Lending- and deposit-related fees	76	4	80	82	4	86
Asset management, administration and commissions	128	526	654	121	485	606
All other income	166	(41)	125	293	11	304
Noninterest revenue	3,304	2,937	6,241	2,421	2,379	4,800
Net interest income	1,407	142	1,549	1,677	310	1,987
Total net revenue	$4,711	$3,079	$7,790	$4,098	$2,689	$6,787

	Six months ended June 30,			Six months ended June 30,
	2022			2021
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$6,323	$4,732	$11,055	$5,489	$4,361	$9,850
Lending- and deposit-related fees	154	8	162	151	8	159
Asset management, administration and commissions	284	1,077	1,361	250	1,029	1,279
All other income	283	(85)	198	359	(20)	339
Noninterest revenue	7,044	5,732	12,776	6,249	5,378	11,627
Net interest income	3,365	402	3,767	3,610	600	4,210
Total net revenue	$10,409	$6,134	$16,543	$9,859	$5,978	$15,837

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2022	2021	Change	2022	2021	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$14,720	$15,720	(6)%	$14,720	$15,720	(6)%
Equity	10,359	12,505	(17)	10,359	12,505	(17)
Other(a)	3,500	3,897	(10)	3,500	3,897	(10)
Total AUC	$28,579	$32,122	(11)	$28,579	$32,122	(11)
Merchant processing volume (in billions)(b)	$539.6	$475.2	14	$1,029.8	$900.9	14
Client deposits and other third-party liabilities (average)(c)	$722,388	$721,882	—%	$715,791	$713,868	—%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2022	2021	Change	2022	2021	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,280	$3,784	13%	$8,972	$7,844	14%
Asia-Pacific	2,023	1,792	13	4,008	4,053	(1)
Latin America/Caribbean	464	460	1	1,141	954	20
Total international net revenue	6,767	6,036	12	14,121	12,851	10
North America	5,180	7,178	(28)	11,355	14,968	(24)
Total net revenue	$11,947	$13,214	(10)	$25,476	$27,819	(8)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$35,524	$31,534	13	$35,524	$31,534	13
Asia-Pacific	16,427	14,262	15	16,427	14,262	15
Latin America/Caribbean	7,961	5,456	46	7,961	5,456	46
Total international loans	59,912	51,252	17	59,912	51,252	17
North America	111,307	93,512	19	111,307	93,512	19
Total loans retained	$171,219	$144,764	18	$171,219	$144,764	18

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$272,919	$246,949	11	$259,781	$241,593	8
Asia-Pacific	129,514	132,438	(2)	132,126	132,284	—
Latin America/Caribbean	41,785	47,502	(12)	42,720	45,891	(7)
Total international	$444,218	$426,889	4	$434,627	$419,768	4
North America	278,170	294,993	(6)	281,164	294,100	(4)
Total client deposits and other third-party liabilities	$722,388	$721,882	—	$715,791	$713,868	—

AUC (period-end)(b) (in billions)
North America	$18,816	$20,864	(10)	$18,816	$20,864	(10)
All other regions	9,763	11,258	(13)	9,763	11,258	(13)
Total AUC	$28,579	$32,122	(11)%	$28,579	$32,122	(11)%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 73-75 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 189 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions)	2022	2021		Change	2022	2021		Change
Revenue
Lending- and deposit-related fees	$348	$350		(1)%	$712	$681		5%
All other income	556	600		(7)	1,059	1,186		(11)
Noninterest revenue	904	950		(5)	1,771	1,867		(5)
Net interest income	1,779	1,533		16	3,310	3,009		10
Total net revenue(a)	2,683	2,483		8	5,081	4,876		4

Provision for credit losses	209	(377)		NM	366	(495)		NM

Noninterest expense
Compensation expense	559	484		15	1,112	966		15
Noncompensation expense	597	497		20	1,173	984		19
Total noninterest expense	1,156	981		18	2,285	1,950		17

Income before income tax expense	1,318	1,879		(30)	2,430	3,421		(29)
Income tax expense	324	457	(b)	(29)	586	818	(b)	(28)
Net income	$994	$1,422	(b)	(30)%	$1,844	$2,603	(b)	(29)%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $73 million and $78 million for the three months ended June 30, 2022 and 2021, respectively and $142 million and $151 million for the six months ended June 30, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data (continued)
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2022	2021	Change	2022	2021	Change
Revenue by product
Lending	$1,058	$1,172	(10)%	$2,163	$2,340	(8)%
Payments	1,205	914	32	2,186	1,757	24
Investment banking(a)	282	370	(24)	542	720	(25)
Other	138	27	411	190	59	222
Total net revenue	$2,683	$2,483	8	$5,081	$4,876	4

Investment banking revenue, gross(b)	$788	$1,164	(32)	$1,517	$2,293	(34)

Revenue by client segments
Middle Market Banking	$1,169	$1,009	16	$2,149	$1,925	12
Corporate Client Banking	927	851	9	1,757	1,702	3
Commercial Real Estate Banking	590	599	(2)	1,171	1,203	(3)
Other	(3)	24	NM	4	46	(91)
Total net revenue	$2,683	$2,483	8%	$5,081	$4,876	4%

Financial ratios
Return on equity	15%	23%		14%	21%
Overhead ratio	43	40		45	40
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 20 for discussion of revenue sharing.

Quarterly results
Net income was $994 million, down 30%, reflecting a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $2.7 billion, up 8% compared to the prior year. Net interest income was $1.8 billion, up 16%, driven by the impact of higher deposit margins and growth in loans, largely offset by the impact of higher funding costs.
Noninterest revenue was $904 million, down 5%, driven by:
•lower investment banking revenue and markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio, predominantly offset by
•a gain on an equity method investment received in partial satisfaction of a loan and higher payments revenue.
Noninterest expense was $1.2 billion, up 18%, predominantly driven by higher structural and volume- and revenue-related expense.
The provision for credit losses was $209 million, reflecting a net addition to the allowance for credit losses, largely driven by loan growth, compared with a net benefit of $377 million in the prior year.
Refer to Credit and Investment Risk Management on pages 55-74 and Allowance for Credit Losses on pages 71-73 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $1.8 billion, down 29%, reflecting a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $5.1 billion, up 4% compared to the prior year. Net interest income was $3.3 billion, up 10%, driven by the impact of higher deposit margins and growth in loans, partially offset by the impact of higher funding costs.
Noninterest revenue was $1.8 billion, down 5%, driven by:
•lower investment banking revenue and markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio, predominantly offset by
•a gain on an equity method investment received in partial satisfaction of a loan and higher payments revenue.
Noninterest expense was $2.3 billion, up 17%, predominantly driven by higher structural and volume- and revenue-related expense.
The provision for credit losses was $366 million, reflecting a net addition to the allowance for credit losses, predominantly driven by loan growth, compared with a net benefit of $495 million in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$242,456	$226,022	7%	$242,456	$226,022	7%
Loans:
Loans retained	223,541	200,929	11	223,541	200,929	11
Loans held-for-sale and loans at fair value	566	3,381	(83)	566	3,381	(83)
Total loans	$224,107	$204,310	10	$224,107	$204,310	10
Equity	25,000	24,000	4	25,000	24,000	4

Period-end loans by client segment
Middle Market Banking(a)	$68,535	$59,314	16	$68,535	$59,314	16
Corporate Client Banking	49,503	44,866	10	49,503	44,866	10
Commercial Real Estate Banking	105,982	99,858	6	105,982	99,858	6
Other	87	272	(68)	87	272	(68)
Total loans(a)	$224,107	$204,310	10	$224,107	$204,310	10

Selected balance sheet data (average)
Total assets	$239,381	$226,562	6	$236,444	$226,071	5
Loans:
Loans retained	218,478	202,102	8	213,536	203,127	5
Loans held-for-sale and loans at fair value	1,004	3,150	(68)	1,572	2,866	(45)
Total loans	$219,482	$205,252	7	$215,108	$205,993	4

Average loans by client segment
Middle Market Banking	$66,640	$61,698	8	$64,550	$60,859	6
Corporate Client Banking	47,832	43,440	10	46,720	44,573	5
Commercial Real Estate Banking	104,890	99,864	5	103,701	100,260	3
Other	120	250	(52)	137	301	(54)
Total loans	$219,482	$205,252	7	$215,108	$205,993	4

Client deposits and other third-party liabilities	$300,425	$290,250	4	$308,627	$290,619	6
Equity	25,000	24,000	4	25,000	24,000	4

Headcount	13,811	12,163	14%	13,811	12,163	14%
(a)At June 30, 2022 and 2021, total loans included $335 million and $5.0 billion of loans, respectively, under the PPP, of which $306 million and $4.9 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except ratios)	2022		2021	Change	2022	2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$1		$3	(67)%	$7	$32	(78)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$761	(c)	$1,006	(24)%	$761	$1,006	(24)%
Nonaccrual loans held-for-sale and loans at fair value	—		2	NM	—	2	NM
Total nonaccrual loans	$761		$1,008	(25)	$761	$1,008	(25)
Assets acquired in loan satisfactions	8		17	(53)	8	17	(53)
Total nonperforming assets	$769		$1,025	(25)	$769	$1,025	(25)
Allowance for credit losses:
Allowance for loan losses	$2,602		$2,589	1	$2,602	$2,589	1
Allowance for lending-related commitments	725		870	(17)	725	870	(17)
Total allowance for credit losses	$3,327		$3,459	(4)%	$3,327	$3,459	(4)%
Net charge-off/(recovery) rate(b)	—%		0.01%		0.01%	0.03%
Allowance for loan losses to period-end loans retained	1.16		1.29		1.16	1.29
Allowance for loan losses to nonaccrual loans retained(a)	342		257		342	257
Nonaccrual loans to period-end total loans	0.34		0.49		0.34	0.49
(a)Allowance for loan losses of $74 million and $188 million was held against nonaccrual loans retained at June 30, 2022 and 2021, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)At June 30, 2022, nonaccrual loans excluded $32 million of PPP loans 90 or more days past due and guaranteed by the SBA.

ASSET & WEALTH MANAGEMENT
Refer to pages 76-78 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on pages 189-190 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	2022	2021		Change	2022	2021		Change
Revenue
Asset management, administration and commissions	$3,037	$3,019		1%	$6,152	$5,907		4%
All other income	47	146		(68)	171	404		(58)
Noninterest revenue	3,084	3,165		(3)	6,323	6,311		—
Net interest income	1,222	942		30	2,298	1,873		23
Total net revenue	4,306	4,107		5	8,621	8,184		5

Provision for credit losses	44	(10)		NM	198	(131)		NM

Noninterest expense
Compensation expense	1,508	1,356		11	3,038	2,745		11
Noncompensation expense	1,411	1,230		15	2,741	2,415		13
Total noninterest expense	2,919	2,586		13	5,779	5,160		12

Income before income tax expense	1,343	1,531		(12)	2,644	3,155		(16)
Income tax expense	339	375	(a)	(10)	632	739	(a)	(14)
Net income	$1,004	$1,156	(a)	(13)	$2,012	$2,416	(a)	(17)

Revenue by line of business
Asset Management	$2,137	$2,236		(4)	$4,451	$4,421		1
Global Private Bank	2,169	1,871		16	4,170	3,763		11
Total net revenue	$4,306	$4,107		5%	$8,621	$8,184		5%

Financial ratios
Return on equity	23%	32%			23%	34%
Overhead ratio	68	63			67	63
Pre-tax margin ratio:
Asset Management	29	37			31	36
Global Private Bank	33	38			30	41
Asset & Wealth Management	31	37			31	39
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net income was $1.0 billion, down 13%.
Net revenue was $4.3 billion, up 5%. Net interest income was $1.2 billion, up 30%. Noninterest revenue was $3.1 billion, down 3%.
Revenue from Asset Management was $2.1 billion, down 4% predominantly driven by:
•investment valuation net losses compared to net gains in the prior year and lower performance fees, partially offset by
•higher asset management fees reflecting the removal of most money market fund fee waivers, partially offset by the decline in market levels.
Revenue from Global Private Bank was $2.2 billion, up 16% predominantly driven by:
•growth in deposits and loans as well as improved margins,
partially offset by
•lower placement fees.
Noninterest expense was $2.9 billion, up 13%, driven by higher structural expense and investments in the business, including compensation, and higher volume- and revenue-related expense.
The provision for credit losses was $44 million.
Refer to Credit and Investment Risk Management on pages 55-74 and Allowance for Credit Losses on pages 71-73 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.0 billion, down 17%.
Net revenue was $8.6 billion, up 5%. Net interest income was $2.3 billion, up 23%. Noninterest revenue was flat at $6.3 billion.
Revenue from Asset Management was $4.5 billion, up 1%, driven by:
•higher asset management fees reflecting the removal of most money market fund fee waivers in the second quarter of 2022, and strong cumulative net inflows into long-term products, partially offset by the decline in market levels, and
•higher performance fees,
predominantly offset by
•investment valuation net losses compared to net gains in the prior year.
Revenue from Global Private Bank was $4.2 billion, up 11%, driven by:
•higher loans and wider spreads, and
•growth in deposits, net of margin compression,
partially offset by
•lower brokerage fees on reduced volume, and
•lower performance fees.
Noninterest expense was $5.8 billion, up 12%, driven by higher structural expense and investments in the business, including compensation, and higher volume- and revenue-related expense.
The provision for credit losses was $198 million, driven by a net addition to the allowance for credit losses, compared with a net benefit of $131 million in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, headcount and ratios)	2022	2021	Change	2022	2021	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	72%	68%		72%	68%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	64	69		64	69
3 years	73	78		73	78
5 years	79	79		79	79

Selected balance sheet data (period-end)(c)
Total assets	$235,553	$217,284	8%	$235,553	$217,284	8%
Loans	218,841	198,683	10	218,841	198,683	10
Deposits	257,437	217,488	18	257,437	217,488	18
Equity	17,000	14,000	21	17,000	14,000	21

Selected balance sheet data (average)(c)
Total assets	$234,565	$214,384	9	$233,444	$210,963	11
Loans	216,846	195,171	11	215,735	191,966	12
Deposits	268,861	219,699	22	278,256	213,167	31
Equity	17,000	14,000	21	17,000	14,000	21

Headcount	23,981	20,866	15	23,981	20,866	15

Number of Global Private Bank client advisors	2,866	2,435	18	2,866	2,435	18

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$9	$12	(25)	$8	$23	(65)
Nonaccrual loans	620	792	(22)	620	792	(22)
Allowance for credit losses:
Allowance for loan losses	$547	$458	19	$547	$458	19
Allowance for lending-related commitments	22	25	(12)	22	25	(12)
Total allowance for credit losses	$569	$483	18%	$569	$483	18%
Net charge-off/(recovery) rate	0.02%	0.02%		0.01%	0.02%
Allowance for loan losses to period-end loans	0.25	0.23		0.25	0.23
Allowance for loan losses to nonaccrual loans	88	58		88	58
Nonaccrual loans to period-end loans	0.28	0.40		0.28	0.40
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

Client assets
Client assets of $3.8 trillion and assets under management of $2.7 trillion were down 6% and 8%, respectively, driven by lower market levels, partially offset by cumulative net inflows.

Client assets
	As of June 30,
(in billions)	2022	2021	Change
Assets by asset class
Liquidity	$654	$698	(6)%
Fixed income	624	688	(9)
Equity	641	725	(12)
Multi-asset	615	702	(12)
Alternatives	209	174	20
Total assets under management	2,743	2,987	(8)
Custody/brokerage/administration/deposits	1,055	1,057	—
Total client assets(a)	$3,798	$4,044	(6)

Assets by client segment
Private Banking	$712	$752	(5)
Global Institutional	1,294	1,383	(6)
Global Funds	737	852	(13)
Total assets under management	$2,743	$2,987	(8)

Private Banking	$1,715	$1,755	(2)
Global Institutional	1,339	1,430	(6)
Global Funds	744	859	(13)
Total client assets(a)	$3,798	$4,044	(6)%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2022	2021	2022	2021
Assets under management rollforward
Beginning balance	$2,960	$2,833	$3,113	$2,716
Net asset flows:
Liquidity	—	15	(52)	59
Fixed income	(1)	17	(4)	25
Equity	9	20	20	51
Multi-asset	(3)	2	3	8
Alternatives	1	10	6	13
Market/performance/other impacts	(223)	90	(343)	115
Ending balance, June 30	$2,743	$2,987	$2,743	$2,987

Client assets rollforward
Beginning balance	$4,116	$3,828	$4,295	$3,652
Net asset flows	(1)	75	(6)	205
Market/performance/other impacts	(317)	141	(491)	187
Ending balance, June 30	$3,798	$4,044	$3,798	$4,044

International
	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Total net revenue (a)
Europe/Middle East/Africa	$719	$888	(19)%	$1,489	$1,722	(14)%
Asia-Pacific	452	496	(9)	912	1,010	(10)
Latin America/Caribbean	248	216	15	499	430	16
Total international net revenue	1,419	1,600	(11)	2,900	3,162	(8)
North America	2,887	2,507	15	5,721	5,022	14
Total net revenue(a)	$4,306	$4,107	5%	$8,621	$8,184	5%
(a)Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2022	2021	Change	2022	2021	Change
Assets under management
Europe/Middle East/Africa	$481	$558	(14)%	$481	$558	(14)%
Asia-Pacific	214	245	(13)	214	245	(13)
Latin America/Caribbean	68	75	(9)	68	75	(9)
Total international assets under management	763	878	(13)	763	878	(13)
North America	1,980	2,109	(6)	1,980	2,109	(6)
Total assets under management	$2,743	$2,987	(8)	$2,743	$2,987	(8)

Client assets
Europe/Middle East/Africa	$595	$674	(12)	$595	$674	(12)
Asia-Pacific	324	363	(11)	324	363	(11)
Latin America/Caribbean	184	176	5	184	176	5
Total international client assets	1,103	1,213	(9)	1,103	1,213	(9)
North America	2,695	2,831	(5)	2,695	2,831	(5)
Total client assets	$3,798	$4,044	(6)%	$3,798	$4,044	(6)%

CORPORATE
Refer to pages 79-80 of JPMorgan Chase’s 2021 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in millions, except headcount)	2022		2021		Change	2022		2021		Change
Revenue
Principal transactions	$17		$(8)		NM	$(144)		$264		NM
Investment securities losses	(153)		(155)		1%	(547)		(141)		(288)%
All other income	(108)		(45)		(140)	102		51		100
Noninterest revenue	(244)		(208)		(17)	(589)		174		NM
Net interest income	324		(961)		NM	(212)		(1,816)		88
Total net revenue(a)	80		(1,169)		NM	(801)		(1,642)		51

Provision for credit losses	28		49		(43)	57		65		(12)

Noninterest expense	206		515		(60)	390		1,391		(72)
Income/(loss) before income tax expense/(benefit)	(154)		(1,733)		91	(1,248)		(3,098)		60
Income tax expense/(benefit)	20		(438)	(c)	NM	(218)		(951)	(c)	77
Net income/(loss)	$(174)		$(1,295)	(c)	87	$(1,030)		$(2,147)	(c)	52
Total net revenue
Treasury and CIO	$82		$(1,081)		NM	$(862)		$(1,786)		52
Other Corporate	(2)		(88)		98	61		144		(58)
Total net revenue	$80		$(1,169)		NM	$(801)		$(1,642)		51
Net income/(loss)
Treasury and CIO	$88		$(956)		NM	$(660)		$(1,631)		60
Other Corporate	(262)		(339)	(c)	23	(370)		(516)	(c)	28
Total net income/(loss)	$(174)		$(1,295)	(c)	87	$(1,030)		$(2,147)	(c)	52
Total assets (period-end)	$1,459,528		$1,382,653		6	$1,459,528		$1,382,653		6
Loans (period-end)	2,187		1,530		43	2,187		1,530		43
Deposits (period-end)	13,191	(b)	372		NM	13,191	(b)	372		NM
Headcount	40,348		37,520		8%	40,348		37,520		8%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $60 million and $66 million for the three months ended June 30, 2022 and 2021, respectively, and $118 million and $133 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Predominantly relates to the Firm's international consumer growth initiatives.
(c)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net loss was $174 million, compared with a net loss of $1.3 billion in the prior year.
Net revenue was $80 million, compared with a loss of $1.2 billion in the prior year, driven by higher net interest income predominantly due to higher rates, including the impact of slower prepayments.
Noninterest revenue decreased driven by:
•the impact of movements in foreign exchange rates on certain revenues, primarily as a result of the U.S. dollar strengthening, and
•net losses, including hedging costs on an equity method investment related to the Firm's international consumer growth initiatives, largely offset by
•net gains on certain legacy private equity investments, compared with net losses in the prior year, and
•higher net gains related to certain other Corporate investments.
Noninterest expense of $206 million was down $309 million driven by:
•lower structural expense, including the impact of movements in foreign exchange rates on certain expenses, primarily as a result of the U.S. dollar strengthening, as well as lower technology expense, and
•lower legal expense,
partially offset by
•higher investments, including the costs associated with the Firm's international consumer growth initiatives.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that is transferred to Treasury and CIO on certain revenues and expenses was not material to net income.

The current period income tax expense was driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes that also impacted the Firm's tax reserves, largely offset by the resolution of tax audits.
Year-to-date results
Net loss was $1.0 billion, compared with a net loss of $2.1 billion in the prior year.
Net revenue was a loss of $801 million, compared with a loss of $1.6 billion in the prior year, driven by higher net interest income due to higher rates, including the impact of slower prepayments.
Noninterest revenue decreased driven by:
•higher net investment securities losses related to the sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolios in both periods,
•the impact of movements in foreign exchange on certain revenues, primarily as result of the U.S. dollar strengthening,
•net losses on certain legacy private equity investments compared with net gains in prior year, and
•net losses, including hedging costs on an equity method investment related to the Firm's international consumer growth initiatives, partially offset by
•proceeds from an insurance settlement in the first quarter of 2022, and
•higher net gains related to certain other Corporate investments.
Noninterest expense of $390 million was down $1.0 billion driven by:
•lower structural expense reflecting the absence of the contribution to the Firm's Foundation recorded in the prior year, the impact of movements in foreign exchange on certain expenses primarily as a result of the U.S. dollar strengthening, as well as lower technology expense, and
•lower legal expense,
partially offset by
•higher investments, including the costs associated with the Firm's international consumer growth initiatives.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that is transferred to Treasury and CIO on certain revenues and expenses was not material to net income.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes and the resolution of tax audits.
Other Corporate also reflects the Firm's international consumer growth initiatives, which includes Chase U.K., the Firm's digital retail bank in the U.K.; Nutmeg, a digital wealth manager in the U.K.; and a 40% ownership stake in C6 Bank, a digital bank in Brazil, which closed in the first quarter of 2022.
Treasury and CIO overview
At June 30, 2022, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 50-54 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 75-79 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Investment securities losses	$(153)	$(155)	1%	$(547)	$(141)	(288)%
Available-for-sale securities (average)	$252,121	$342,338	(26)	$278,073	$357,307	(22)
Held-to-maturity securities (average)(a)	418,843	240,696	74	391,978	224,417	75
Investment securities portfolio (average)	$670,964	$583,034	15	$670,051	$581,724	15
Available-for-sale securities (period-end)	$220,213	$230,127	(4)	$220,213	$230,127	(4)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)	441,649	341,476	29	441,649	341,476	29
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$661,862	$571,603	16%	$661,862	$571,603	16%
(a)During the second quarter of 2022 and 2021, the Firm transferred $73.2 billion and $104.5 billion of investment securities, respectively, from AFS to HTM for capital management purposes.
(b)At June 30, 2022 and 2021, the allowance for credit losses on investment securities was $47 million and $87 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		85
Capital risk	44-49	86-96
Liquidity risk	50-54	97-104
Reputation risk		105
Consumer credit risk	57-61	110-116
Wholesale credit risk	62-70	117-128
Investment portfolio risk	74	132
Market risk	75-79	133-140
Country risk	80-81	141-142
Operational risk	82	143-149
Compliance risk		146
Conduct risk		147
Legal risk		148
Estimations and Model risk		149

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 86-96 of JPMorgan Chase’s 2021 Form 10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s capital risk.
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. Bank Holding Companies (“BHCs”) and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, including JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets (“RWA”), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements. The Firm’s Basel III Standardized-risk-based ratios are currently more binding than the Basel III Advanced-risk-based ratios.
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate the SLR. The Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios. Refer to SLR on page 47 for additional information.
Key Regulatory Developments
CECL regulatory capital transition. On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, is being phased out at 25% per year over a three-year period. As of June 30, 2022, CET1 capital reflected the remaining $2.2 billion, benefit associated with the CECL capital transition provisions.
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
Standardized Approach for Counterparty Credit Risk. On January 1, 2022, the Firm adopted “Standardized Approach for Counterparty Credit Risk” (“SA-CCR”), which replaced the Current Exposure Method used to measure derivatives counterparty exposure under the Standardized and Advanced approach RWA where internal models are not used, as well as leverage exposure used to calculate the SLR in the regulatory capital framework. The rule issued by the U.S. banking regulators in November 2019 applies to Basel III Advanced Approaches banking organizations, such as the Firm and JPMorgan Chase Bank, N.A.
The adoption of SA-CCR on January 1, 2022 increased the Firm’s Standardized RWA by approximately $40 billion based on the Firm's derivatives exposure as of December 31, 2021, which resulted in a decrease of approximately 30 bps to the Firm's CET1 capital ratio and a modest decrease in its total leverage exposure. In addition, the adoption of SA-CCR increased the Firm's Advanced RWA, but to a lesser extent than Standardized.
Risk-based Capital Regulatory Requirements
The Firm's current target for its Basel III Standardized CET1 capital ratio is 12.5% by the end of the fourth quarter of 2022. This target is based on the Basel III capital rules currently in effect, and taking into account the expected increase in the Firm's Stress Capital Buffer (“SCB”) requirement.

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	June 30, 2022	December 31, 2021	Capital ratio requirements(b)	June 30, 2022	December 31, 2021	Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$207,436	$213,942		$207,436	$213,942
Tier 1 capital	239,705	246,162		239,705	246,162
Total capital	268,339	274,900		257,329	265,796
Risk-weighted assets	1,704,893	1,638,900		1,613,210	1,547,920
CET1 capital ratio	12.2%	13.1%	11.2%	12.9%	13.8%	10.5%
Tier 1 capital ratio	14.1	15.0	12.7	14.9	15.9	12.0
Total capital ratio	15.7	16.8	14.7	16.0	17.2	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Three months ended (in millions, except ratios)	June 30, 2022	December 31, 2021	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,861,979	$3,782,035
Tier 1 leverage ratio	6.2%	6.5%	4.0%
Total leverage exposure	$4,563,099	$4,571,789
SLR	5.3%	5.4%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2022 and December 31, 2021.

(in millions)	June 30, 2022		December 31, 2021
Total stockholders’ equity	$286,143		$294,127
Less: Preferred stock	32,838		34,838
Common stockholders’ equity	253,305		259,289
Add:
Certain deferred tax liabilities(a)	2,509		2,499
Other CET1 capital adjustments(b)	4,702		3,351
Less:
Goodwill	51,856	(e)	50,315
Other intangible assets	1,224		882
Standardized/Advanced CET1 capital	$207,436		$213,942
Preferred stock	32,838		34,838
Less: Other Tier 1 adjustments	569		2,618	(f)
Standardized/Advanced Tier 1 capital	$239,705		$246,162
Long-term debt and other instruments qualifying as Tier 2 capital	$12,176		$14,106
Qualifying allowance for credit losses(c)	17,093		15,012
Other	(635)		(380)
Standardized Tier 2 capital	$28,634		$28,738
Standardized Total capital	$268,339		$274,900
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(11,010)		(9,104)
Advanced Tier 2 capital	$17,624		$19,634
Advanced Total capital	$257,329		$265,796
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2022 and December 31, 2021, the impact of the CECL capital transition provision was a benefit to CET1 capital of $2.2 billion and $2.9 billion, respectively.
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
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2022.

Six months ended June 30, (in millions)	2022
Standardized/Advanced CET1 capital at December 31, 2021	$213,942
Net income applicable to common equity	16,124
Dividends declared on common stock	(5,947)
Net purchase of treasury stock	(2,075)
Changes in additional paid-in capital	199
Changes related to AOCI	(14,285)
Adjustment related to AOCI(a)	2,308
Changes related to other CET1 capital adjustments(b)	(2,830)
Change in Standardized/Advanced CET1 capital	(6,506)
Standardized/Advanced CET1 capital at June 30, 2022	$207,436

Standardized/Advanced Tier 1 capital at December 31, 2021	$246,162
Change in CET1 capital(b)	(6,506)
Net issuance of noncumulative perpetual preferred stock	—
Other	49
Change in Standardized/Advanced Tier 1 capital	(6,457)
Standardized/Advanced Tier 1 capital at June 30, 2022	$239,705

Standardized Tier 2 capital at December 31, 2021	$28,738
Change in long-term debt and other instruments qualifying as Tier 2	(1,930)
Change in qualifying allowance for credit losses(b)	2,081
Other	(255)
Change in Standardized Tier 2 capital	(104)
Standardized Tier 2 capital at June 30, 2022	$28,634
Standardized Total capital at June 30, 2022	$268,339

Advanced Tier 2 capital at December 31, 2021	$19,634
Change in long-term debt and other instruments qualifying as Tier 2	(1,930)
Change in qualifying allowance for credit losses(b)	175
Other	(255)
Change in Advanced Tier 2 capital	(2,010)
Advanced Tier 2 capital at June 30, 2022	$17,624
Advanced Total capital at June 30, 2022	$257,329
(a)Includes cash flow hedges and debit valuation adjustment (“DVA”) related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2022. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2022 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2021	$1,543,452	$95,448	$1,638,900	$1,047,042	$95,506	$405,372	$1,547,920
Model & data changes(a)	(9,114)	(1,382)	(10,496)	(603)	(1,382)	—	(1,985)
Movement in portfolio levels(b)	62,440	14,049	76,489	33,354	14,168	19,753	67,275
Changes in RWA	53,326	12,667	65,993	32,751	12,786	19,753	65,290
June 30, 2022	$1,596,778	$108,115	$1,704,893	$1,079,793	$108,292	$425,125	$1,613,210
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
(c)As of June 30, 2022 and December 31, 2021, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $212.4 billion and $218.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $181.6 billion and $188.5 billion, respectively.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 90 of JPMorgan Chase’s 2021 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2022	December 31, 2021
Tier 1 capital	$239,705	$246,162
Total average assets	3,911,643	3,831,655
Less: Regulatory capital adjustments(a)	49,664	49,620
Total adjusted average assets(b)	3,861,979	3,782,035
Add: Off-balance sheet exposures(c)	701,120	789,754
Total leverage exposure	$4,563,099	$4,571,789
SLR	5.3%	5.4%
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
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	June 30, 2022	December 31, 2021
Consumer & Community Banking	$50.0	$50.0
Corporate & Investment Bank	103.0	83.0
Commercial Banking	25.0	24.0
Asset & Wealth Management	17.0	14.0
Corporate	58.3	88.3
Total common stockholders’ equity	$253.3	$259.3

Capital actions
Common stock dividends
The Firm’s quarterly common stock dividend is currently $1.00 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
Through April 30, 2022, the Firm was authorized to repurchase up to $30 billion of common shares under its previously approved common share repurchase program, that was announced on December 18, 2020. Effective May 1, 2022, the Firm is authorized to purchase up to $30 billion of common shares under a new equity repurchase program.
As a result of the expected increase in the SCB in the fourth quarter of 2022 and GSIB surcharge in the first quarter of 2023, the Firm has temporarily suspended share repurchases.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021(a)	2022	2021(a)
Total number of shares of common stock repurchased	5.0	39.5	23.1	74.2
Aggregate purchase price of common stock repurchases	$622	$6,201	$3,122	$11,200
(a) As directed by the Federal Reserve, total net repurchases and common stock dividends in the first and second quarter of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters.
Refer to Capital actions on page 94 of JPMorgan Chase’s 2021 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 191-192 of this Form 10-Q and page 35 of JPMorgan Chase’s 2021 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $410 million and $393 million, and $807 million and $772 million for the three and six months ended June 30, 2022 and 2021, respectively.
Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2022, the Firm submitted its 2022 Capital Plan to the Federal Reserve. On June 27, 2022, the Firm announced that it had completed the Federal Reserve's 2022 Comprehensive Capital Analysis and Review (“CCAR”) stress test process. The Firm's indicative SCB requirement is 4.0% (up from the current 3.2%), which will result in a Standardized CET1 capital ratio requirement, including regulatory buffers, of 12.0% (up from the current 11.2%). The Federal Reserve will provide the Firm with its final SCB requirement by August 31, 2022, and that requirement will become effective on October 1, 2022, and will remain in effect until September 30, 2023.
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$466.7	$218.9	$464.6	$210.4
% of RWA	27.4%	12.8%	28.4%	12.8%
Regulatory requirements	22.5	9.5	22.5	9.5
Surplus/(shortfall)	$83.1	$56.9	$95.9	$54.7

% of total leverage exposure	10.2%	4.8%	10.2%	4.6%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$33.2	$13.5	$30.3	$4.6
Refer to Liquidity Risk Management on pages 50-54 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital:

June 30, 2022
(in millions)	Actual	Minimum
Net Capital	$20,481	$6,007
Non-U.S. subsidiary regulatory capital
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union (“EU”) Capital Requirements Regulation (“CRR”), as adopted in the U.K., and the PRA capital rules, each of which have implemented Basel III and thereby subject J.P. Morgan Securities plc to its requirements.
Refer to Broker-dealer regulatory capital on page 96 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of June 30, 2022, J.P. Morgan Securities plc was compliant with the MREL requirements, that became fully phased-in on January 1, 2022.
The following table presents J.P. Morgan Securities plc’s capital metrics:

June 30, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$53,979
CET1 ratio	21.9%	4.5%
Total capital ratio	28.1%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
J.P. Morgan SE
JPMSE is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and markets activities. JPMSE is regulated by the European Central Bank as well as the local regulators in each of the countries in which it operates, and it is subject to EU capital requirements under Basel III.
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of June 30, 2022, JPMSE was compliant with the MREL requirements.
The following table presents JPMSE’s capital metrics:

June 30, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$35,630
CET1 ratio	18.2%	4.5%
Total capital ratio	29.1%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital ratios as of June 30, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the European Banking Authority.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 97-104 of JPMorgan Chase’s 2021 Form 10-K and the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s liquidity risk.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2022	March 31, 2022	June 30, 2021

JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$634,480	$680,003	$673,724
Eligible securities(b)(c)	107,473	42,512	42,832
Total HQLA(d)	$741,953	$722,515	$716,556
Net cash outflows	$676,234	$658,998	$647,757
LCR	110%	110%	111%
Net excess eligible HQLA(d)	$65,719	$63,517	$68,799
JPMorgan Chase Bank N.A.:
LCR	169%	181%	171%
Net excess eligible HQLA	$487,867	$560,987	$489,311
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
JPMorgan Chase Bank, N.A.'s average LCR decreased during the three months ended June 30, 2022, compared with the three-month period ended March 31, 2022 due to a decrease in JPMorgan Chase Bank, N.A.'s HQLA primarily from a reduction in cash from loan growth and a decline in the market value of HQLA-eligible investment securities in
Treasury and CIO. Refer to Note 9 for additional information regarding gross unrealized gains and losses on the investment securities portfolio.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $826 billion and $914 billion as of June 30, 2022 and December 31, 2021, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The fair value decreased compared to December 31, 2021, primarily due to a decrease in excess eligible HQLA at JPMorgan Chase Bank, N.A., as noted above.
The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $308 billion as of June 30, 2022 and December 31, 2021. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
As of June 30, 2022, the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's current understanding of the final rule. The Firm will be required to publicly disclose its quarterly average NSFR semi annually beginning in 2023.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2022, and December 31, 2021, and the average deposit balances for the three and six months ended June 30, 2022 and 2021, respectively.

	June 30, 2022	December 31, 2021	Three months ended June 30,		Six months ended June 30,
Deposits			Average		Average
(in millions)			2022	2021	2022	2021
Consumer & Community Banking	$1,178,825	$1,148,110	$1,180,453	$1,047,771	$1,167,057	$1,013,917
Corporate & Investment Bank	738,795	707,791	773,664	765,807	765,200	756,499
Commercial Banking	283,296	323,954	300,339	290,095	308,518	290,455
Asset & Wealth Management	257,437	282,052	268,861	219,699	278,256	213,167
Corporate	13,191	396	8,995	423	4,948	450
Total Firm	$2,471,544	$2,462,303	$2,532,312	$2,323,795	$2,523,979	$2,274,488
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
The table below shows the loan and deposit balances, the loans-to-deposits ratio, and deposits as a percentage of total liabilities, as of June 30, 2022 and December 31, 2021.

(in billions except ratios)	June 30, 2022	December 31, 2021
Deposits	$2,471.5	$2,462.3
Deposits as a % of total liabilities	70%	71%
Loans	$1,104.2	$1,077.7
Loans-to-deposits ratio	45%	44%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption those trends could be affected.

Average deposits increased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, reflecting the residual impact associated with government actions in the prior year. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers. However, during the second quarter of 2022, there was a decline in deposits, including in CB due to migration of non-operating deposits into higher-yielding alternatives, and in CCB as consumer spending continued to grow.
Average deposits increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, reflecting inflows across the LOBs resulting from the residual effect of certain government actions in the prior year. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers.
Increases in Corporate predominantly relate to the Firm's international consumer growth initiatives.
Refer to the discussion of the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 15-16 and pages 20-42, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2022, and December 31, 2021, and average balances for the three and six months ended June 30, 2022 and 2021, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 10 for additional information.

	June 30, 2022	December 31, 2021	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2022	2021	2022	2021
Commercial paper	$21,670	$15,108	$19,589	$13,696	$17,097	$13,277
Other borrowed funds	10,708	9,999	12,533	13,888	13,061	12,574
Federal Funds purchased	1,339	1,769	1,241	2,378	1,467	2,398
Total short-term unsecured funding	$33,717	$26,876	$33,363	$29,962	$31,625	$28,249
Securities sold under agreements to repurchase(a)	$218,237	$189,806	$227,075	$251,455	$235,300	$271,320
Securities loaned(a)	3,143	2,765	5,060	7,510	4,982	7,536
Other borrowed funds	26,044	28,487	26,376	28,291	27,152	27,131
Obligations of Firm-administered multi-seller conduits(b)	6,993	6,198	6,779	9,863	6,625	$10,036
Total short-term secured funding	$254,417	$227,256	$265,290	$297,119	$274,059	$316,023
Senior notes	$189,248	$191,488	$187,143	$179,838	$188,779	$173,680
Subordinated debt	18,848	20,531	19,139	20,659	19,688	20,953
Structured notes(c)	65,288	73,956	66,025	75,351	68,584	75,196
Total long-term unsecured funding	$273,384	$285,975	$272,307	$275,848	$277,051	$269,829
Credit card securitization(b)	$1,749	$2,397	$1,748	$3,043	$2,010	$3,929
FHLB advances	11,103	11,110	11,106	12,174	11,107	12,949
Other long-term secured funding(d)	3,725	3,920	3,807	4,459	3,858	4,542
Total long-term secured funding	$16,577	$17,427	$16,661	$19,676	$16,975	$21,420
Preferred stock(e)	$32,838	$34,838	$32,838	$32,666	$33,180	$31,496
Common stockholders’ equity(e)	$253,305	$259,289	$247,986	$250,849	$250,234	$248,209
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 44-49 and Consolidated statements of changes in stockholders’ equity on page 91 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2021 Form 10-K for additional information on preferred stock and common stockholders’ equity.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2022, compared with December 31, 2021, due to higher secured financing of trading assets and the impact of netting on client-driven market-making activities in Markets, partially offset by lower secured financing of AFS investment securities in Treasury and CIO.
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
The Firm’s sources of short-term unsecured funding primarily consist of issuances of wholesale commercial paper and other borrowed funds. The increase in commercial paper at June 30, 2022, from December 31, 2021, and for the average three and six months ended June 30, 2022 compared to the prior year period, was due to higher net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2022 and 2021. Refer to Liquidity Risk Management on pages 97-104 and Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$13,000	$20,000	$21,100	$29,250	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	2,789	2,752	5,581	—	—	—	—
Total senior notes	13,000	22,789	23,852	34,831	—	—	—	—
Structured notes(a)	918	1,439	2,074	2,935	11,230	7,285	19,679	17,780
Total long-term unsecured funding – issuance	$13,918	$24,228	$25,926	$37,766	$11,230	$7,285	$19,679	$17,780

Maturities/redemptions
Senior notes	$5,000	$4,617	$8,693	$7,317	$—	$—	$64	$66
Structured notes	415	1,191	1,392	3,161	7,428	9,659	15,075	18,173
Total long-term unsecured funding – maturities/redemptions	$5,415	$5,808	$10,085	$10,478	$7,428	$9,659	$15,139	$18,239
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2022 and 2021, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Credit card securitization	$—	$—	$—	$1,925	$—	$—	$650	$2,550
FHLB advances	—	—	4	1,005	—	—	6	2,006
Other long-term secured funding(a)	82	103	31	84	284	241	92	192
Total long-term secured funding	$82	$103	$35	$3,014	$284	$241	$748	$4,748
(a)Includes long-term structured notes that are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for a further description of client-driven loan securitizations.

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

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of June 30, 2022, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE (b)
June 30, 2022	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service (a)	A2	P-1	Positive/Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) Moody’s outlook for the Parent Company’s long-term and short-term issuer rating is positive and stable, respectively.
(b) In January 2022, the three rating agencies affirmed the credit ratings of J.P. Morgan SE, which are equivalent to the ratings previously assigned to J.P. Morgan SE's predecessors, J.P. Morgan Bank Luxembourg S.A. and J.P. Morgan AG.
Refer to page 104 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 57-73 for a further discussion of Credit Risk.
Refer to page 74 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 106-132 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 57-61 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 62-70 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure			Nonperforming(c)(d)
(in millions)	Jun 30, 2022	Dec 31, 2021		Jun 30, 2022	Dec 31, 2021
Loans retained	$1,052,390	$1,010,206		$6,269	$6,932
Loans held-for-sale	4,709	8,688		80	48
Loans at fair value	47,056	58,820		813	815
Total loans	1,104,155	1,077,714		7,162	7,795
Derivative receivables	81,317	57,081		447	316
Receivables from customers(a)	58,349	59,645		—	—
Total credit-related assets	1,243,821	1,194,440		7,609	8,111
Assets acquired in loan satisfactions
Real estate owned	NA	NA		211	213
Other	NA	NA		25	22
Total assets acquired in loan satisfactions	NA	NA		236	235
Lending-related commitments	1,302,005	1,262,313		397	764
Total credit portfolio	$2,545,826	$2,456,753		$8,242	$9,110
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(16,939)	$(20,739)	(e)	$—	$—
Liquid securities and other cash collateral held against derivatives	(19,801)	(10,102)		NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)At June 30, 2022, and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $453 million and $623 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $8 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)At June 30, 2022 and December 31, 2021, nonaccrual loans excluded $119 million and $633 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(e)Prior-period amount has been revised to conform with the current presentation.
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net charge-offs	$657	$734	$1,239	$1,791
Average retained loans	1,035,933	954,155	1,020,180	953,118
Net charge-off rates	0.25%	0.31%	0.24%	0.38%

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
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio

(in millions)	Credit exposure		Nonaccrual loans(j)(k)(l)
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Consumer, excluding credit card
Residential real estate(a)	$237,142	$224,795	$4,076	$4,759
Auto and other(b)(c)(d)	65,489	70,761	110	119
Total loans – retained	302,631	295,556	4,186	4,878
Loans held-for-sale	740	1,287	44	—
Loans at fair value(e)	13,841	26,463	442	472
Total consumer, excluding credit card loans	317,212	323,306	4,672	5,350
Lending-related commitments(f)	40,484	45,334
Total consumer exposure, excluding credit card	357,696	368,640
Credit card
Loans retained(g)	165,494	154,296	NA	NA
Total credit card loans	165,494	154,296	NA	NA
Lending-related commitments(f)(h)	774,021	730,534
Total credit card exposure(h)	939,515	884,830
Total consumer credit portfolio(h)	$1,297,211	$1,253,470	$4,672	$5,350

Credit-related notes used in credit portfolio management activities(i)	$(1,560)	$(2,028)

	Three months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2022	2021	2022	2021	2022	2021
Consumer, excluding credit card
Residential real estate	$(67)	$(80)	$232,770	$217,553	(0.12)%	(0.15)%
Auto and other	94	49	66,879	81,270	0.56	0.24
Total consumer, excluding credit card - retained	27	(31)	299,649	298,823	0.04	(0.04)
Credit card - retained	580	755	158,434	135,430	1.47	2.24
Total consumer - retained	$607	$724	$458,083	$434,253	0.53%	0.67%

	Six months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2022	2021	2022	2021	2022	2021
Consumer, excluding credit card
Residential real estate	$(134)	$(131)	$229,369	$220,247	(0.12)%	(0.12)%
Auto and other	207	121	68,197	80,183	0.61	0.30
Total consumer, excluding credit card - retained	73	(10)	297,566	300,430	0.05	(0.01)
Credit card - retained	1,086	1,738	153,941	134,796	1.42	2.60
Total consumer - retained	$1,159	$1,728	$451,507	$435,226	0.52%	0.80%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At June 30, 2022 and December 31, 2021, excluded operating lease assets of $14.2 billion and $17.1 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At June 30, 2022 and December 31, 2021, included $1.5 billion and $5.4 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.
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
(j)At June 30, 2022 and December 31, 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $453 million and $623 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(l)At June 30, 2022 and December 31, 2021, nonaccrual loans excluded $86 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $18.2 billion and $27.0 billion for the three months ended June 30, 2022 and 2021, respectively, and were $21.0 billion and $24.2 billion for the six months ended June 30, 2022 and 2021, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2021 driven by residential real estate loans at fair value and auto and other loans, largely offset by higher retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans increased compared to December 31, 2021, reflecting originations, net of paydowns. Retained nonaccrual loans decreased from December 31, 2021 reflecting improved credit performance. Net recoveries for the three months ended June 30, 2022 were lower when compared with the same period in the prior year as the current year recoveries were impacted by lower prepayments due to higher interest rates. Net recoveries for the six months ended June 30, 2022 were relatively flat compared with the same period in the prior year.
Loans at fair value decreased from December 31, 2021, as Home Lending warehouse loan sales outpaced originations due to higher interest rates and lower loan purchase activity in CIB. Nonaccrual loans at fair value decreased from December 31, 2021 driven by CIB.
The carrying value of home equity lines of credit outstanding was $16.9 billion at June 30, 2022. This amount included $5.5 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $5.5 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At June 30, 2022 and December 31, 2021, the carrying value of interest-only residential mortgage loans were $34.4 billion and $30.0 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. The interest-only residential mortgage loan portfolio reflected net charge-offs for the three months ended June 30, 2022 on a loan sale and net recoveries for the six months ended June 30, 2022. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2022	December 31, 2021
Current	$584	$689
30-89 days past due	121	135
90 or more days past due	453	623
Total government guaranteed loans	$1,158	$1,447
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified purchased credit deteriorated (“PCD”) loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 11 for further information on modifications for the three and six months ended June 30, 2022 and 2021.

(in millions)	June 30, 2022	December 31, 2021
Retained loans	$12,185	$13,251
Nonaccrual retained loans(a)	$3,543	$3,938
(a)At June 30, 2022 and December 31, 2021, nonaccrual loans included $2.8 billion and $2.7 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 of JPMorgan Chase’s 2021 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio decreased when compared with December 31, 2021 predominantly due to a decrease in business banking loans driven by PPP loan forgiveness. Scored auto portfolio loans decreased driven by paydowns predominantly offset by loan originations. Net charge-offs for the three and six months ended June 30, 2022 increased when compared to the same period in the prior year due to higher overdraft and scored auto charge-offs partially offset by lower scored business banking charge-offs. The scored auto portfolio net charge-off and net recovery rates were 0.12% and (0.11)% for the three months ended June 30, 2022 and 2021, respectively, and net charge-off rates of 0.15% and 0.00% for the six months ended June 30, 2022 and 2021, respectively, as the net recovery for the three months ended June 30, 2021 and net charge-offs for the six months ended June 30, 2021 benefited from government stimulus and payment assistance programs.
Nonperforming assets
The following table presents information as of June 30, 2022 and December 31, 2021, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2022	December 31, 2021
Nonaccrual loans
Residential real estate(b)	$4,562	$5,231
Auto and other(c)	110	119
Total nonaccrual loans	4,672	5,350
Assets acquired in loan satisfactions
Real estate owned	129	112
Other	25	22
Total assets acquired in loan satisfactions	154	134
Total nonperforming assets	$4,826	$5,484
(a)At June 30, 2022 and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $453 million and $623 million, respectively, and REO insured by U.S. government agencies of $8 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)At June 30, 2022 and December 31, 2021, nonaccrual loans excluded $86 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2022 and 2021.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2022	2021
Beginning balance	$5,350	$6,467
Additions	1,149	1,422
Reductions:
Principal payments and other(a)	789	1,215
Charge-offs	117	122
Returned to performing status	824	853
Foreclosures and other liquidations	97	41
Total reductions	1,827	2,231

Net changes	(678)	(809)
Ending balance	$4,672	$5,658
(a)Other reductions include loan sales.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans which are reported in residential real estate.

(in millions, except ratios)	June 30, 2022	December 31, 2021
Loan delinquency(a)
Current	$11,664	$12,746
30-149 days past due	319	331
150 or more days past due	365	664
Total PCD loans	$12,348	$13,741
% of 30+ days past due to total retained PCD loans	5.54%	7.24%
Nonaccrual loans	$1,327	$1,616

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net charge-offs/(recoveries)	$(5)	$3	$(6)	$16
Net charge-off/(recovery) rate	(0.16)%	0.08%	(0.09)%	0.20%
(a)At June 30, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

Credit card
Total credit card loans increased from December 31, 2021 reflecting higher consumer spending. The June 30, 2022 30+ and 90+ day delinquency rates of 1.05% and 0.51%, respectively, were relatively flat compared to the December 31, 2021 30+ and 90+ day delinquency rates of 1.04% and 0.50%. Net charge-offs decreased for the three and six months ended June 30, 2022 compared with the same period in the prior year. Delinquency and net charge-off rates continue to benefit from the financial strength of U.S. consumers.
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
Modifications of credit card loans
At June 30, 2022, the Firm had $827 million of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.0 billion at December 31, 2021. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 64-67 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In the six months ended June 30, 2022, credit continued to perform well with charge-offs at historically low levels. As of June 30, 2022, the decrease in nonperforming exposure was driven by a decline in lending related commitments as a result of net portfolio activity, predominantly in CIB, partially offset by an increase in nonperforming derivatives. Nonperforming loans were relatively flat and included paydowns on exposures to certain Russia and Russia-associated clients that were downgraded in the first quarter of 2022. Refer to Business Developments on page 9 and Country Risk on pages 80-81 for additional information.
As of June 30, 2022, retained loans increased $23.9 billion driven by CB and CIB, partially offset by decreases in AWM.

Wholesale credit portfolio
	Credit exposure			Nonperforming
(in millions)	Jun 30, 2022	Dec 31, 2021		Jun 30, 2022	Dec 31, 2021
Loans retained	$584,265	$560,354		$2,083	$2,054
Loans held-for-sale	3,969	7,401		36	48
Loans at fair value	33,215	32,357		371	343
Loans	621,449	600,112		2,490	2,445
Derivative receivables	81,317	57,081		447	316
Receivables from customers(a)	58,349	59,645		—	—
Total wholesale credit-related assets	761,115	716,838		2,937	2,761
Assets acquired in loan satisfactions
Real estate owned	NA	NA		82	101
Other	NA	NA		—	—
Total assets acquired in loan satisfactions	NA	NA		82	101
Lending-related commitments	487,500	486,445		397	764
Total wholesale credit portfolio	$1,248,615	$1,203,283		$3,416	$3,626
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(15,379)	$(18,711)	(c)	$—	$—
Liquid securities and other cash collateral held against derivatives	(19,801)	(10,102)		NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 70 and Note 4 for additional information.
(c)Prior-period amount has been revised to conform with the current presentation.

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2022, and December 31, 2021. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on internal risk ratings.

	Maturity profile(e)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2022 (in millions, except ratios)
Loans retained	$215,425	$231,814	$137,026	$584,265	$419,945	$164,320	$584,265	72%
Derivative receivables				81,317			81,317
Less: Liquid securities and other cash collateral held against derivatives				(19,801)			(19,801)
Total derivative receivables, net of collateral	24,639	16,088	20,789	61,516	44,538	16,978	61,516	72
Lending-related commitments	130,180	332,947	24,373	487,500	332,471	155,029	487,500	68
Subtotal	370,244	580,849	182,188	1,133,281	796,954	336,327	1,133,281	70
Loans held-for-sale and loans at fair value(a)				37,184			37,184
Receivables from customers				58,349			58,349
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,228,814			$1,228,814
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,586)	$(10,032)	$(1,761)	$(15,379)	$(12,698)	$(2,681)	$(15,379)	83%

	Maturity profile(e)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2021 (in millions, except ratios)
Loans retained	$214,064	$218,176	$128,114	$560,354	$410,011	$150,343	$560,354	73%
Derivative receivables				57,081			57,081
Less: Liquid securities and other cash collateral held against derivatives				(10,102)			(10,102)
Total derivative receivables, net of collateral	13,648	12,814	20,517	46,979	31,934	15,045	46,979	68
Lending-related commitments	120,929	340,308	25,208	486,445	331,116	155,329	486,445	68
Subtotal	348,641	571,298	173,839	1,093,778	773,061	320,717	1,093,778	71
Loans held-for-sale and loans at fair value(a)				39,758			39,758
Receivables from customers				59,645			59,645
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,193,181			$1,193,181
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)(d)	$(7,472)	$(9,750)	$(1,489)	$(18,711)	$(15,012)	$(3,699)	$(18,711)	80%
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
(e)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2022, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $31.3 billion and $38.2 billion at June 30, 2022 and December 31, 2021, representing approximately 2.7% and 3.5% of total wholesale credit exposure, respectively. The decrease in criticized exposure was driven by net portfolio activity and client-specific upgrades, partially offset by client-specific downgrades, with the largest decreases in Consumer & Retail and Technology, Media & Telecommunications. Of the $31.3 billion of criticized exposure at June 30, 2022, approximately half was undrawn and $28.3 billion was performing.
The table below summarizes by industry the Firm’s exposures as of June 30, 2022, and December 31, 2021. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2021 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2022
(in millions)
Real Estate	$165,475	$126,523	$34,612	$3,948	$392	$745	$6	$(550)	$—
Individuals and Individual Entities(b)	138,215	119,730	17,631	418	436	1,636	10	—	—
Consumer & Retail	119,319	60,466	51,947	6,566	340	243	2	(566)	—
Asset Managers	97,670	80,566	17,099	—	5	308	(1)	—	(8,679)
Technology, Media & Telecommunications	77,831	44,080	27,277	6,136	338	125	36	(1,068)	—
Industrials	71,675	38,366	30,336	2,782	191	227	—	(611)	—
Healthcare	57,690	41,127	14,896	1,591	76	189	14	(609)	(92)
Banks & Finance Cos	55,920	29,960	25,179	743	38	65	—	(323)	(807)
Oil & Gas	46,548	22,906	22,664	825	153	65	5	(656)	(31)
Utilities	35,781	26,128	8,607	876	170	6	28	(514)	—
State & Municipal Govt(c)	34,729	33,901	702	124	2	14	—	—	(54)
Automotive	34,246	24,881	8,932	311	122	45	—	(402)	—
Chemicals & Plastics	22,732	15,104	7,210	369	49	8	3	(141)	—
Insurance	19,348	14,568	4,641	139	—	6	—	(198)	(5,685)
Metals & Mining	16,655	8,763	7,216	603	73	14	(1)	(67)	(29)
Transportation	15,650	5,541	7,229	2,709	171	20	—	(261)	—
Central Govt	14,167	13,913	243	—	11	—	—	(5,401)	(179)
Securities Firms	6,806	3,632	3,173	1	—	—	(13)	(15)	(1,573)
Financial Markets Infrastructure	5,455	5,399	56	—	—	—	—	—	(8)
All other(d)	117,170	99,814	16,799	197	360	61	(9)	(3,997)	(2,664)
Subtotal	$1,153,082	$815,368	$306,449	$28,338	$2,927	$3,777	$80	$(15,379)	$(19,801)
Loans held-for-sale and loans at fair value	37,184
Receivables from customers	58,349
Total(e)	$1,248,615

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)		Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2021
(in millions)
Real Estate	$155,069	$120,174	$29,642	$4,636	$617	$394	$6	$(185)	(i)	$—
Individuals and Individual Entities(b)	141,973	122,606	18,797	99	471	1,450	32	—		(1)
Consumer & Retail	122,789	59,622	53,317	9,445	405	288	2	(352)	(i)	—
Asset Managers	81,228	68,593	12,630	—	5	8	—	—		(3,900)
Technology, Media & Telecommunications	84,070	49,610	25,540	8,595	325	58	(1)	(900)	(i)	(12)
Industrials	66,974	36,953	26,957	2,895	169	428	13	(586)	(i)	(1)
Healthcare	59,014	42,133	15,136	1,686	59	204	(4)	(490)		(174)
Banks & Finance Cos	54,684	29,732	23,809	1,138	5	9	9	(503)	(i)	(810)
Oil & Gas	42,606	20,698	20,222	1,558	128	4	60	(564)	(i)	—
Utilities	33,203	25,069	7,011	914	209	11	6	(367)	(i)	(4)
State & Municipal Govt(c)	33,216	32,522	586	101	7	74	—	—		(14)
Automotive	34,573	24,606	9,446	399	122	95	(3)	(463)		—
Chemicals & Plastics	17,660	11,319	5,817	518	6	7	—	(89)	(i)	—
Insurance	13,926	9,943	3,887	96	—	—	—	(25)		(2,366)
Metals & Mining	16,696	7,848	8,491	294	63	27	7	(15)		(4)
Transportation	14,635	6,010	5,983	2,470	172	21	20	(100)	(i)	(24)
Central Govt	11,317	11,067	250	—	—	—	—	(6,961)	(i)	(72)
Securities Firms	4,180	2,599	1,578	—	3	—	—	(47)		(217)
Financial Markets Infrastructure	4,377	3,987	390	—	—	—	—	—		—
All other(d)	111,690	97,537	13,580	205	368	242	(5)	(7,064)	(i)	(2,503)
Subtotal	$1,103,880	$782,628	$283,069	$35,049	$3,134	$3,320	$142	$(18,711)		$(10,102)
Loans held-for-sale and loans at fair value	39,758
Receivables from customers	59,645
Total(e)	$1,203,283
(a)The industry rankings presented in the table as of December 31, 2021, are based on the industry rankings of the corresponding exposures at June 30, 2022, not actual rankings of such exposures at December 31, 2021.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held $6.9 billion and $7.1 billion of trading assets at June 30, 2022, and December 31, 2021, respectively; $10.1 billion and $15.9 billion, respectively, of AFS securities; and $19.2 billion and $14.0 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 94% and 6% at both June 30, 2022 and December 31, 2021.
(e)Excludes cash placed with banks of $658.6 billion and $729.6 billion, at June 30, 2022, and December 31, 2021, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
(i)Prior-period amounts have been revised to conform with the current presentation.

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $165.5 billion as of June 30, 2022, of which $95.2 billion was multifamily lending as shown in the table below. Criticized exposure decreased by $913 million from $5.3 billion at December 31, 2021 to $4.3 billion at June 30, 2022, driven by client-specific upgrades and net portfolio activity largely offset by client-specific downgrades.

	June 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$95,167	$27	$95,194	83%	88%
Office	15,794	20	15,815	76	73
Industrial	14,191	15	14,206	77	67
Services and Non Income Producing	13,356	15	13,371	64	50
Other Income Producing Properties(b)	12,743	166	12,909	72	58
Retail	9,768	25	9,792	66	67
Lodging	4,175	13	4,188	3	23
Total Real Estate Exposure(c)	$165,194	$281	$165,475	76%	77%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$89,032	$122	$89,154	84%	89%
Office	16,409	234	16,643	75	71
Industrial	11,546	66	11,612	75	64
Services and Non Income Producing	11,512	24	11,536	63	50
Other Income Producing Properties(b)	13,018	498	13,516	77	55
Retail	9,580	106	9,686	61	69
Lodging	2,859	63	2,922	5	33
Total Real Estate Exposure	$153,956	$1,113	$155,069	77%	77%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 78% secured; unsecured exposure is approximately 76% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $119.3 billion as of June 30, 2022, and predominantly included Food and Beverage, Retail, and Business and Consumer Services as shown in the table below. Criticized exposure decreased by $2.9 billion from $9.9 billion at December 31, 2021 to $6.9 billion at June 30, 2022, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	June 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Food and Beverage	$32,755	$678	$33,433	59%	36%
Retail(a)	32,530	637	33,167	50	34
Business and Consumer Services	30,855	476	31,331	49	38
Consumer Hard Goods	13,331	146	13,477	55	40
Leisure(b)	7,849	62	7,911	20	39
Total Consumer & Retail(c)	$117,320	$1,999	$119,319	51%	37%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Food and Beverage	$30,434	$957	$31,391	59%	33%
Retail(a)	32,872	1,152	34,024	50	31
Business and Consumer Services	32,159	347	32,506	46	33
Consumer Hard Goods	17,035	111	17,146	46	30
Leisure(b)	7,620	102	7,722	17	34
Total Consumer & Retail	$120,120	$2,669	$122,789	49%	32%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of June 30, 2022 approximately 86% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 56% secured; unsecured exposure is approximately 77% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $46.5 billion as of June 30, 2022, including $27.4 billion of Exploration & Production and Oil field Services as shown in the table below. The increase in derivative receivables reflects market movements related to Oil & Gas prices. Criticized exposure decreased by $708 million from $1.7 billion at December 31, 2021 to $978 million at June 30, 2022, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	June 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$16,612	$10,837	$27,449	47%	19%
Other Oil & Gas(a)	17,510	1,589	19,099	52	23
Total Oil & Gas(b)	$34,122	$12,426	$46,548	49%	21%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,631	$5,452	$23,083	39%	26%
Other Oil & Gas(a)	18,941	582	19,523	60	26
Total Oil & Gas	$36,572	$6,034	$42,606	49%	26%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 48% secured, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 57% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2022 and 2021. Since June 30, 2021, nonaccrual loan exposure decreased $924 million driven by net portfolio activity, largely in Real Estate and Oil & Gas, partially offset by client-specific downgrades, including downgrades to certain Russia and Russia-associated clients in the first quarter of 2022, some of which paid down their loans in the second quarter of 2022.

Wholesale nonaccrual loan activity
Six month ended June 30, 2022, (in millions)	2022	2021
Beginning balance	$2,445	$4,106
Additions	1,239	1,654
Reductions:
Paydowns and other	776	1,367
Gross charge-offs	83	129
Returned to performing status	326	605
Sales	9	245
Total reductions	1,194	2,346
Net changes	45	(692)
Ending balance	$2,490	$3,414

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2022 and 2021. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Loans
Average loans retained	$577,850	$519,902	$568,673	$517,892
Gross charge-offs	71	47	123	135
Gross recoveries collected	(21)	(37)	(43)	(72)
Net charge-offs/(recoveries)	50	10	80	63
Net charge-off/(recovery) rate	0.03%	0.01%	0.03%	0.02%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant central counterparty clearing house (“CCP”). Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements.
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was approximately 87% and 88% at June 30, 2022, and December 31, 2021, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $81.3 billion and $57.1 billion at June 30, 2022, and December 31, 2021, respectively. The increase was driven by higher foreign exchange and commodity derivative receivables as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2022	December 31, 2021
Total, net of cash collateral	$81,317	$57,081
Liquid securities and other cash collateral held against derivative receivables	(19,801)	(10,102)
Total, net of liquid securities and other cash collateral	$61,516	$46,979
Other collateral held against derivative receivables	(1,692)	(1,544)
Total, net of collateral	$59,824	$45,435

Ratings profile of derivative receivables
	June 30, 2022		December 31, 2021
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$43,139	72%	$30,278		67%
Noninvestment-grade	16,685	28	15,157	(a)	33
Total	$59,824	100%	$45,435		100%
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
(in millions)	June 30, 2022	December 31, 2021
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$4,590	$4,138
Derivative receivables	10,789	14,573	(b)
Credit derivatives and credit-related notes used in credit portfolio management activities	$15,379	$18,711
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
(b)Prior-period amount has been revised to conform with the current presentation.
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
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2022 was $20.0 billion, an increase of $1.3 billion from December 31, 2021, consisting of: $1.0 billion in wholesale and $311 million in consumer.
The change in allowance reflects the increased weight placed on the adverse scenarios in the current year, due to the ongoing effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine, and a modest deterioration in the Firm's macroeconomic forecast. The increase in the allowance was also driven by loan growth in Card and CB in the second quarter of 2022, and client-specific Russia and Russia-associated downgrades in CIB and AWM in the first quarter of 2022.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in weighted average U.S. unemployment rates above 4% through the fourth quarter of 2023, and a 1.1% lower U.S. real GDP level exiting the fourth quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2022
	4Q22	2Q23	4Q23
U.S. unemployment rate(a)	3.6%	3.6%	3.7%
YoY growth in U.S. real GDP(b)	1.3%	1.7%	1.2%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of June 30, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 57-61, Wholesale Credit Portfolio on pages 62-70 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 83-85 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2022				2021
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	384	1,505	123	2,012	308	2,213	135	2,656
Gross recoveries collected	(311)	(419)	(43)	(773)	(318)	(475)	(72)	(865)
Net charge-offs/(recoveries)	73	1,086	80	1,239	(10)	1,738	63	1,791
Provision for loan losses	237	1,236	1,125	2,598	(1,746)	(3,562)	(1,730)	(7,038)
Other		—	5	5	(2)	—	3	1
Ending balance at June 30,	$1,929	$10,400	$5,421	$17,750	$1,898	$12,500	$5,102	$19,500

Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(2)	—	(37)	(39)	(46)	—	634	588
Other	(1)	—	1	—	1	—	—	1
Ending balance at June 30,	$110	$—	$2,112	$2,222	$142	$—	$2,856	$2,998

Impairment methodology
Asset-specific(a)	$(676)	$227	$332	$(117)	$(557)	$443	$488	$374
Portfolio-based	2,605	10,173	5,089	17,867	2,455	12,057	4,614	19,126
Total allowance for loan losses	$1,929	$10,400	$5,421	$17,750	$1,898	$12,500	$5,102	$19,500

Impairment methodology
Asset-specific	$—	$—	$78	$78	$—	$—	$150	$150
Portfolio-based	110	—	2,034	2,144	142	—	2,706	2,848
Total allowance for lending-related commitments	$110	$—	$2,112	$2,222	$142	$—	$2,856	$2,998
Total allowance for investment securities	NA	NA	NA	$47	NA	NA	NA	$87
Total allowance for credit losses	$2,039	$10,400	$7,533	$20,019	$2,040	$12,500	$7,958	$22,585

Memo:
Retained loans, end of period	$302,631	$165,494	$584,265	$1,052,390	$297,731	$141,079	$524,855	$963,665
Retained loans, average	297,566	153,941	568,673	1,020,180	300,430	134,796	517,892	953,118
Credit ratios
Allowance for loan losses to retained loans	0.64%	6.28%	0.93%	1.69%	0.64%	8.86%	0.97%	2.02%
Allowance for loan losses to retained nonaccrual loans(b)	46	NM	260	283	37	NM	189	247
Allowance for loan losses to retained nonaccrual loans excluding credit card	46	NM	260	117	37	NM	189	89
Net charge-off/(recovery) rates	0.05	1.42	0.03	0.24	(0.01)	2.60	0.02	0.38
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
(b)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	June 30, 2022		December 31, 2021
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$974	23%	$817	22%
Auto and other	955	6	948	7
Consumer, excluding credit card	1,929	29	1,765	29
Credit card	10,400	16	10,250	15
Total consumer	12,329	44	12,015	45
Secured by real estate	1,531	12	1,495	12
Commercial and industrial	2,691	15	1,881	14
Other	1,199	29	995	29
Total wholesale	5,421	56	4,371	55
Total	$17,750	100%	$16,386	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At June 30, 2022, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $661.9 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 41-42 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 50-54 for further information on related liquidity risk. Refer to Market Risk Management on pages 75-79 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as June 30, 2022 and December 31, 2021.

(in billions)	June 30, 2022		December 31, 2021
Tax-oriented investments, primarily in alternative energy and affordable housing	$23.7		$23.2
Private equity, various debt and equity instruments, and real assets	9.6	(a)	7.3
Total carrying value	$33.3		$30.5
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

Total VaR
	Three months ended
	June 30, 2022						March 31, 2022						June 30, 2021
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$60		$48		$79		$47		$33		$64		$39		$33		$44
Foreign exchange	8		4		13		4		3		7		6		4		9
Equities	11		7		15		12		9		18		18		11		23
Commodities and other	14		12		17		15		10		23		22		12		35
Diversification benefit to CIB trading VaR	(43)	(a)	NM	(e)	NM	(e)	(33)	(a)	NM	(e)	NM	(e)	(44)	(a)	NM	(e)	NM	(e)
CIB trading VaR	50		38		66		45		34		59		41		34		51
Credit Portfolio VaR	17	(b)(c)	6	(b)	31	(b)(c)	29	(b)(c)	4	(b)	235	(b)(c)	6		4		9
Diversification benefit to CIB VaR	(15)	(a)	NM	(e)	NM	(e)	(10)	(a)	NM	(e)	NM	(e)	(6)	(a)	NM	(e)	NM	(e)
CIB VaR	52		38		70		64		35		240		41		34		52
CCB VaR	5		4		6		4		2		5		5		4		7
Corporate and other LOB VaR	10	(d)	9		11		13		10		16		20	(d)	18		22
Diversification benefit to other VaR	(3)	(a)	NM	(e)	NM	(e)	(4)	(a)	NM	(e)	NM	(e)	(5)	(a)	NM	(e)	NM	(e)
Other VaR	12		10		14		13		10		17		20		19		22
Diversification benefit to CIB and other VaR	(10)	(a)	NM	(e)	NM	(e)	(14)	(a)	NM	(e)	NM	(e)	(18)	(a)	NM	(e)	NM	(e)
Total VaR	$54		$41		$71		$63		$34		$242		$43		$35		$52
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.
(b)In the first quarter of 2022, in line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
(c)During the period ended March 31, 2022, the effects of nickel price increases and the associated volatility in the nickel market resulted in elevated average and maximum Credit Portfolio VaR. During the period ended June 30, 2022, average and maximum Credit Portfolio VaR decreased driven by a reduction in nickel-related exposure, although average and maximum Credit Portfolio VaR remained elevated when compared to the prior year period.
(d)The decrease in Corporate and other LOB VaR was driven by lower market values for a legacy private equity position which is publicly traded.
(e)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
Quarter over quarter results
Average total VaR decreased by $9 million for the three months ended June 30, 2022 when compared with March 31, 2022 due to decreases in Credit Portfolio VaR predominantly driven by changes in nickel-related counterparty exposure, largely offset by increased market volatility impacting Fixed income.
Year over year results
Average total VaR increased by $11 million for the three months ended June 30, 2022, compared with the same period in the prior year. This increase was largely driven by market volatility impacting Fixed income as well as increases in Credit Portfolio VaR due to the effects of nickel price increases and the associated volatility in the nickel market observed in March 2022.
The following graph presents daily Risk Management VaR for the five trailing quarters. The movement in VaR in March 2022 was driven by changes in nickel-related counterparty exposure in the Firm's Credit portfolio.
Daily Risk Management VaR

Second Quarter 2021	Third Quarter 2021	Fourth Quarter 2021	First Quarter 2022	Second Quarter 2022

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
For the 12 months ended June 30, 2022, the Firm posted backtesting gains on 148 of the 261 days, and observed 22 VaR backtesting exceptions. For the three months ended June 30, 2022, the Firm posted backtesting gains on 37 of the 65 days, and observed three VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2022. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$(1.4)	$5.0
-100 bps shift in rates	(1.0)	NM	(a)
Steeper yield curve:
+100 bps shift in long-term rates	0.5	1.8
-100 bps shift in short-term rates	(0.4)	NM	(a)
Flatter yield curve:
+100 bps shift in short-term rates	(1.8)	3.2
-100 bps shift in long-term rates	(0.6)	NM	(a)
(a)Given the level of market interest rates, these scenarios were not considered to be meaningful as of December 31, 2021.
The change in the Firm’s U.S. dollar sensitivities as of June 30, 2022 compared to December 31, 2021 reflected updates to the Firm’s baseline for higher rates as well as the impact of changes in the Firm’s balance sheet.
As of June 30, 2022, the Firm’s sensitivity to the +100 basis points parallel and short-term shift in rates is primarily the result of a greater impact from liabilities repricing compared to the impact of assets repricing, while a +100 basis points shift in long-term rates and the -100 basis points shift in rates are primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$0.9	$0.8
-100 bps shift in rates	(0.8)	NM	(a)
Steeper yield curve:
-100 bps shift in short-term rates	(0.8)	NM	(a)
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.8
(a)Given the level of market interest rates, these scenarios were not considered to be meaningful as of December 31, 2021.
The results of the non-U.S. dollar interest rate scenario involving a steeper/flatter yield curve with long-term rates increasing/decreasing by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at June 30, 2022 and December 31, 2021.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2022 and December 31, 2021, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2022	December 31, 2021
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(50)	$(69)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,098)	(971)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(14)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	(5)	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(5)	(7)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	(1)	N/A
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	44	41
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	3
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)In the first quarter of 2022, in line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
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

Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2022 and their comparative exposures as of December 31, 2021. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Germany and the decrease in exposure to the U.K. were primarily due to changes in cash placements with the central banks of those countries driven by balance sheet and liquidity management activities.
The decrease in exposure to Australia was driven by a reduction in cash placed with the central bank of Australia, largely due to client-driven market-making activities and lower client cash deposits following recent interest rate increases.
As of June 30, 2022, exposure to Russia, based on the Firm's internal country risk measurement framework, was approximately $600 million.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	June 30, 2022				December 31, 2021(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$95.0	$(0.2)	$0.4	$95.2	$61.7
United Kingdom	63.1	9.8	2.3	75.2	96.4
Japan	39.1	9.7	0.3	49.1	45.5
Australia	12.0	7.2	0.1	19.3	39.1
France	12.3	0.8	5.8	18.9	14.0
Switzerland	10.7	1.3	5.1	17.1	20.9
China	9.8	6.4	0.8	17.0	18.6
Canada	13.9	2.3	0.2	16.4	16.9
Brazil	8.1	8.2	—	16.3	12.0
Singapore	7.3	3.6	0.7	11.6	12.3
Luxembourg	10.1	1.3	—	11.4	11.5
Spain	9.8	0.4	—	10.2	10.1
Netherlands	9.4	—	0.6	10.0	6.8
Belgium	8.8	1.2	—	10.0	6.8
India	5.3	3.8	0.2	9.3	14.7
South Korea	4.8	4.1	0.3	9.2	8.7
Saudi Arabia	6.4	2.6	—	9.0	9.1
Hong Kong SAR	3.5	1.5	0.5	5.5	5.9
Ireland	4.2	0.9	—	5.1	2.7
Mexico	4.6	0.5	—	5.1	4.9
(a)Country exposures presented in the table reflect 88% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at June 30, 2022 and December 31, 2021, respectively.
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
(e)The country rankings presented in the table as of December 31, 2021, are based on the country rankings of the corresponding exposures at June 30, 2022, not actual rankings of such exposures at December 31, 2021.

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
In response to the war in Ukraine, numerous sanctions have been imposed on Russia and Russia-associated entities and individuals by various governments around the world, including the authorities in the U.S., the U.K. and the EU. These sanctions are complex and continue to evolve. The Firm continues to face increased operational risk associated with interpreting and maintaining these complex compliance programs. To manage this increased risk, the Firm implemented additional controls reasonably designed to mitigate the risk of non-compliance and to prevent dealing with sanctioned persons or in property subject to sanctions, as well as to block or restrict payments as required by the applicable regulations.
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
Cybersecurity Risk
The Firm continues to face increased risk of cyber attacks due to potential retaliation for the sanctions imposed as a result of the war in Ukraine. The Firm implemented additional precautionary measures and controls reasonably designed to address this increased risk, such as enhanced threat monitoring. There can be no assurance that the measures taken by the Firm to protect against cybersecurity breaches will provide absolute security against cyber attacks.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2021 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 71-73 and Note 12 of this Form 10-Q for further information.
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
For example, compared to the Firm’s central scenario shown on page 71 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.2% higher over the eight-quarter forecast, with a peak difference of
approximately 3.7% in the second quarter of 2023; lower
U.S. real GDP with a slower recovery, remaining nearly
2.9% lower at the end of the eight-quarter forecast, with a
peak difference of approximately 5.8% in the second
quarter of 2023; and lower national HPI with a peak
difference of 17.6% in the first quarter of 2024.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of June 30, 2022, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.

•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2022, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $600 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.0 billion for credit card loans
•An increase of approximately $3.0 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2022.
Fair value
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis, including derivatives, structured note products and certain securities financing agreements. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including certain mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy. Refer to Note 2 for further information.

June 30, 2022 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$319.2	$—
Securities borrowed	74.0	—
Trading assets:
Trading–debt and equity instruments	384.2	3.3
Derivative receivables(a)	81.3	8.9
Total trading assets	465.5	12.2
AFS securities	222.1	0.2
Loans	47.1	2.0
MSRs	7.4	7.4
Other	18.1	0.5
Total assets measured at fair value on a recurring basis	1,153.4	22.3
Total assets measured at fair value on a nonrecurring basis	3.3	1.7
Total assets measured at fair value	$1,156.7	$24.0
Total Firm assets	$3,841.3
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.6%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2.1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $8.9 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $10.6 billion and $9.8 billion at June 30, 2022 and December 31, 2021, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to page 152 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2022.
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
•Required effective date: January 1, 2023. (a) •The Firm is currently evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm's planned date of adoption.
Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Eliminates existing accounting and disclosure requirements for Troubled Debt Restructurings, including the requirement to measure the allowance using a discounted cash flow methodology.
•Requires disclosure of loan modifications for borrowers experiencing financial difficulty involving principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or a combination of these modifications.
•Requires disclosure of current period loan charge-off information by origination year.
•May be adopted prospectively, or by using a modified retrospective method wherein the effect of adoption is reflected as an adjustment to retained earnings at the effective date.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue
Investment banking fees	$1,586	$3,470	$3,594	$6,440
Principal transactions	4,990	4,076	10,095	10,576
Lending- and deposit-related fees	1,873	1,760	3,712	3,447
Asset management, administration and commissions	5,240	5,194	10,602	10,223
Investment securities losses	(153)	(155)	(547)	(141)
Mortgage fees and related income	378	551	838	1,255
Card income	1,133	1,647	2,108	2,997
Other income	540	1,195	2,030	2,318
Noninterest revenue	15,587	17,738	32,432	37,115
Interest income	18,646	14,094	34,142	28,365
Interest expense	3,518	1,353	5,142	2,735
Net interest income	15,128	12,741	29,000	25,630
Total net revenue	30,715	30,479	61,432	62,745

Provision for credit losses	1,101	(2,285)	2,564	(6,441)

Noninterest expense
Compensation expense	10,301	9,814	21,088	20,415
Occupancy expense	1,129	1,090	2,263	2,205
Technology, communications and equipment expense	2,376	2,488	4,736	5,007
Professional and outside services	2,469	2,385	5,041	4,588
Marketing	881	626	1,801	1,377
Other expense	1,593	1,264	3,011	2,800
Total noninterest expense	18,749	17,667	37,940	36,392
Income before income tax expense	10,865	15,097	20,928	32,794
Income tax expense	2,216	3,149	3,997	6,546
Net income	$8,649	$11,948	$16,931	$26,248
Net income applicable to common stockholders	$8,195	$11,496	$16,039	$25,346
Net income per common share data
Basic earnings per share	$2.77	$3.79	$5.40	$8.30
Diluted earnings per share	2.76	3.78	5.39	8.28

Weighted-average basic shares	2,962.2	3,036.6	2,969.6	3,054.9
Weighted-average diluted shares	2,966.3	3,041.9	2,973.7	3,060.3
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$8,649	$11,948	$16,931	$26,248
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(4,031)	674	(11,484)	(3,665)
Translation adjustments, net of hedges	(679)	64	(741)	(186)
Fair value hedges	51	(23)	161	(51)
Cash flow hedges	(1,348)	591	(4,139)	(1,658)
Defined benefit pension and OPEB plans	20	9	87	77
DVA on fair value option elected liabilities	1,185	214	1,831	67
Total other comprehensive income/(loss), after–tax	(4,802)	1,529	(14,285)	(5,416)
Comprehensive income	$3,847	$13,477	$2,646	$20,832
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$27,215	$26,438
Deposits with banks	642,045	714,396
Federal funds sold and securities purchased under resale agreements (included $319,188 and $252,720 at fair value)	322,156	261,698
Securities borrowed (included $73,995 and $81,463 at fair value)	202,393	206,071
Trading assets (included assets pledged of $98,070 and $102,710)	465,577	433,575
Available-for-sale securities (amortized cost of $231,904 and $308,254, net of allowance for credit losses; included assets pledged of $15,162 and $18,268)	222,069	308,525
Held-to-maturity securities (net of allowance for credit losses)	441,649	363,707
Investment securities, net of allowance for credit losses	663,718	672,232
Loans (included $47,056 and $58,820 at fair value)	1,104,155	1,077,714
Allowance for loan losses	(17,750)	(16,386)
Loans, net of allowance for loan losses	1,086,405	1,061,328
Accrued interest and accounts receivable	145,442	102,570
Premises and equipment	26,770	27,070
Goodwill, MSRs and other intangible assets	59,360	56,691
Other assets (included $18,940 and $14,753 at fair value and assets pledged of $10,267 and $5,298)	200,233	181,498
Total assets(a)	$3,841,314	$3,743,567
Liabilities
Deposits (included $13,270 and $11,333 at fair value)	$2,471,544	$2,462,303
Federal funds purchased and securities loaned or sold under repurchase agreements (included $156,340 and $126,435 at fair value)	222,719	194,340
Short-term borrowings (included $16,879 and $20,015 at fair value)	58,422	53,594
Trading liabilities	190,308	164,693
Accounts payable and other liabilities (included $9,753 and $5,651 at fair value)	313,326	262,755
Beneficial interests issued by consolidated VIEs (included $5 and $12 at fair value)	10,640	10,750
Long-term debt (included $66,062 and $74,934 at fair value)	288,212	301,005
Total liabilities(a)	3,555,171	3,449,440
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,283,750 and 3,483,750 shares)	32,838	34,838
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,614	88,415
Retained earnings	282,445	272,268
Accumulated other comprehensive income/(loss)	(14,369)	(84)
Treasury stock, at cost (1,172,361,505 and 1,160,784,750 shares)	(107,490)	(105,415)
Total stockholders’ equity	286,143	294,127
Total liabilities and stockholders’ equity	$3,841,314	$3,743,567
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2022, and December 31, 2021. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	June 30, 2022	December 31, 2021
Assets
Trading assets	$2,012	$2,010
Loans	31,677	33,024
All other assets	567	490
Total assets	$34,256	$35,524
Liabilities
Beneficial interests issued by consolidated VIEs	$10,640	$10,750
All other liabilities	267	245
Total liabilities	$10,907	$10,995
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Preferred stock
Balance at the beginning of the period	$32,838	$31,563	$34,838	$30,063
Issuance	—	3,850	—	5,350
Redemption	—	(2,575)	(2,000)	(2,575)
Balance at June 30	32,838	32,838	32,838	32,838

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,260	88,005	88,415	88,394
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	354	229	199	(134)
Other	—	(40)	—	(66)
Balance at June 30	88,614	88,194	88,614	88,194

Retained earnings
Balance at the beginning of the period	277,177	248,151	272,268	236,990
Net income	8,649	11,948	16,931	26,248
Dividends declared:
Preferred stock	(410)	(393)	(807)	(772)
Common stock ($1.00 and $0.90 per share and $2.00 and $1.80 per share, respectively)	(2,971)	(2,723)	(5,947)	(5,483)
Balance at June 30	282,445	256,983	282,445	256,983

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(9,567)	1,041	(84)	7,986
Other comprehensive income/(loss), after-tax	(4,802)	1,529	(14,285)	(5,416)
Balance at June 30	(14,369)	2,570	(14,369)	2,570

Treasury stock, at cost
Balance at the beginning of the period	(106,914)	(92,151)	(105,415)	(88,184)
Repurchase	(622)	(6,201)	(3,122)	(11,200)
Reissuance	46	48	1,047	1,080
Balance at June 30	(107,490)	(98,304)	(107,490)	(98,304)

Total stockholders’ equity	$286,143	$286,386	$286,143	$286,386
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2022	2021
Operating activities
Net income	$16,931	$26,248
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,564	(6,441)
Depreciation and amortization	3,609	4,073
Deferred tax (benefit)/expense	(2,086)	1,027
Other	2,172	1,788
Originations and purchases of loans held-for-sale	(102,857)	(184,866)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	116,764	161,030
Net change in:
Trading assets	(53,816)	(2,004)
Securities borrowed	3,379	(25,838)
Accrued interest and accounts receivable	(43,051)	(34,929)
Other assets	(14,930)	2,709
Trading liabilities	23,646	(3,521)
Accounts payable and other liabilities	70,976	30,772
Other operating adjustments	800	(390)
Net cash provided by/(used in) operating activities	24,101	(30,342)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(60,833)	35,283
Held-to-maturity securities:
Proceeds from paydowns and maturities	20,952	26,224
Purchases	(27,490)	(63,072)
Available-for-sale securities:
Proceeds from paydowns and maturities	21,913	28,727
Proceeds from sales	36,217	125,192
Purchases	(66,200)	(109,944)
Proceeds from sales and securitizations of loans held-for-investment	22,185	16,165
Other changes in loans, net	(67,802)	(21,980)
All other investing activities, net	(4,753)	(3,506)
Net cash provided by/(used in) investing activities	(125,811)	33,089
Financing activities
Net change in:
Deposits	5,841	138,578
Federal funds purchased and securities loaned or sold under repurchase agreements	28,586	30,260
Short-term borrowings	5,622	5,862
Beneficial interests issued by consolidated VIEs	552	(674)
Proceeds from long-term borrowings	45,873	55,767
Payments of long-term borrowings	(25,991)	(33,464)
Proceeds from issuance of preferred stock	—	5,350
Redemption of preferred stock	(2,000)	(2,575)
Treasury stock repurchased	(3,162)	(11,000)
Dividends paid	(6,774)	(6,314)
All other financing activities, net	423	(822)
Net cash provided by financing activities	48,970	180,968
Effect of exchange rate changes on cash and due from banks and deposits with banks	(18,834)	(5,903)
Net increase/(decrease) in cash and due from banks and deposits with banks	(71,574)	177,812
Cash and due from banks and deposits with banks at the beginning of the period	740,834	527,609
Cash and due from banks and deposits with banks at the end of the period	$669,260	$705,421
Cash interest paid	$4,457	$2,461
Cash income taxes paid, net	3,100	13,716
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 182-190 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of June 30, 2022, and December 31, 2021, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

June 30, 2022 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$319,187	$1	$—	$319,188
Securities borrowed	—	73,995	—	—	73,995
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	50,166	803	—	50,969
Residential – nonagency	—	2,191	14	—	2,205
Commercial – nonagency	—	1,646	10	—	1,656
Total mortgage-backed securities	—	54,003	827	—	54,830
U.S. Treasury, GSEs and government agencies(a)	64,403	10,013	—	—	74,416
Obligations of U.S. states and municipalities	—	6,938	7	—	6,945
Certificates of deposit, bankers’ acceptances and commercial paper	—	677	—	—	677
Non-U.S. government debt securities	33,142	47,976	205	—	81,323
Corporate debt securities	—	25,943	574	—	26,517
Loans	—	6,900	898	—	7,798
Asset-backed securities	—	2,711	20	—	2,731
Total debt instruments	97,545	155,161	2,531	—	255,237
Equity securities	84,045	2,429	661	—	87,135
Physical commodities(b)	3,413	19,480	2	—	22,895
Other	—	18,861	87	—	18,948
Total debt and equity instruments(c)	185,003	195,931	3,281	—	384,215
Derivative receivables:
Interest rate	3,682	246,878	2,584	(231,214)	21,930
Credit	—	12,847	731	(11,971)	1,607
Foreign exchange	254	260,425	1,175	(233,688)	28,166
Equity	—	72,297	3,884	(66,004)	10,177
Commodity	—	48,168	581	(29,312)	19,437
Total derivative receivables	3,936	640,615	8,955	(572,189)	81,317
Total trading assets(d)	188,939	836,546	12,236	(572,189)	465,532
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	63,689	—	—	63,689
Residential – nonagency	—	5,475	—	—	5,475
Commercial – nonagency	—	2,153	—	—	2,153
Total mortgage-backed securities	—	71,317	—	—	71,317
U.S. Treasury and government agencies	109,984	—	—	—	109,984
Obligations of U.S. states and municipalities	—	10,133	—	—	10,133
Non-U.S. government debt securities	6,597	9,211	—	—	15,808
Corporate debt securities	—	133	186	—	319
Asset-backed securities:
Collateralized loan obligations	—	10,972	—	—	10,972
Other	—	3,536	—	—	3,536
Total available-for-sale securities	116,581	105,302	186	—	222,069
Loans (e)	—	45,036	2,020	—	47,056
Mortgage servicing rights	—	—	7,439	—	7,439
Other assets(d)	9,969	7,752	408	—	18,129
Total assets measured at fair value on a recurring basis	$315,489	$1,387,818	$22,290	$(572,189)	$1,153,408
Deposits	$—	$11,238	$2,032	$—	$13,270
Federal funds purchased and securities loaned or sold under repurchase agreements	—	156,340	—	—	156,340
Short-term borrowings	—	14,778	2,101	—	16,879
Trading liabilities:
Debt and equity instruments(c)	104,871	32,964	56	—	137,891
Derivative payables:
Interest rate	2,706	232,342	2,164	(225,687)	11,525
Credit	—	10,841	482	(10,433)	890
Foreign exchange	240	258,116	930	(240,045)	19,241
Equity	—	71,601	5,118	(66,555)	10,164
Commodity	—	42,434	555	(32,392)	10,597
Total derivative payables	2,946	615,334	9,249	(575,112)	52,417
Total trading liabilities	107,817	648,298	9,305	(575,112)	190,308
Accounts payable and other liabilities	6,752	2,928	73	—	9,753
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	42,985	23,077	—	66,062
Total liabilities measured at fair value on a recurring basis	$114,569	$876,572	$36,588	$(575,112)	$452,617

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$252,720	$—	$—	$252,720
Securities borrowed	—	81,463	—	—	81,463
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	38,944	265	—	39,209
Residential – nonagency	—	2,358	28	—	2,386
Commercial – nonagency	—	1,506	10	—	1,516
Total mortgage-backed securities	—	42,808	303	—	43,111
U.S. Treasury, GSEs and government agencies(a)	68,527	9,181	—	—	77,708
Obligations of U.S. states and municipalities	—	7,068	7	—	7,075
Certificates of deposit, bankers’ acceptances and commercial paper	—	852	—	—	852
Non-U.S. government debt securities	26,982	44,581	81	—	71,644
Corporate debt securities	—	24,491	332	—	24,823
Loans	—	7,366	708	—	8,074
Asset-backed securities	—	2,668	26	—	2,694
Total debt instruments	95,509	139,015	1,457	—	235,981
Equity securities	86,904	1,741	662	—	89,307
Physical commodities(b)	5,357	20,788	—	—	26,145
Other	—	24,850	160	—	25,010
Total debt and equity instruments(c)	187,770	186,394	2,279	—	376,443
Derivative receivables:
Interest rate	1,072	267,493	2,020	(248,611)	21,974
Credit	—	9,321	518	(8,808)	1,031
Foreign exchange	134	168,590	855	(156,954)	12,625
Equity	—	65,139	3,492	(58,650)	9,981
Commodity	—	26,232	421	(15,183)	11,470
Total derivative receivables	1,206	536,775	7,306	(488,206)	57,081
Total trading assets(d)	188,976	723,169	9,585	(488,206)	433,524
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	4	72,539	—	—	72,543
Residential – nonagency	—	6,070	—	—	6,070
Commercial – nonagency	—	4,949	—	—	4,949
Total mortgage-backed securities	4	83,558	—	—	83,562
U.S. Treasury and government agencies	177,463	—	—	—	177,463
Obligations of U.S. states and municipalities	—	15,860	—	—	15,860
Non-U.S. government debt securities	5,430	10,779	—	—	16,209
Corporate debt securities	—	160	161	—	321
Asset-backed securities:
Collateralized loan obligations	—	9,662	—	—	9,662
Other	—	5,448	—	—	5,448
Total available-for-sale securities	182,897	125,467	161	—	308,525
Loans(e)	—	56,887	1,933	—	58,820
Mortgage servicing rights	—	—	5,494	—	5,494
Other assets(d)	9,558	4,139	306	—	14,003
Total assets measured at fair value on a recurring basis	$381,431	$1,243,845	$17,479	$(488,206)	$1,154,549
Deposits	$—	$9,016	$2,317	$—	$11,333
Federal funds purchased and securities loaned or sold under repurchase agreements	—	126,435	—	—	126,435
Short-term borrowings	—	17,534	2,481	—	20,015
Trading liabilities:
Debt and equity instruments(c)	87,831	26,716	30	—	114,577
Derivative payables:
Interest rate	981	237,714	2,036	(232,537)	8,194
Credit	—	10,468	444	(10,032)	880
Foreign exchange	123	174,349	1,274	(161,649)	14,097
Equity	—	72,609	7,118	(62,494)	17,233
Commodity	—	26,600	1,328	(18,216)	9,712
Total derivative payables	1,104	521,740	12,200	(484,928)	50,116
Total trading liabilities	88,935	548,456	12,230	(484,928)	164,693
Accounts payable and other liabilities	5,115	467	69	—	5,651
Beneficial interests issued by consolidated VIEs	—	12	—	—	12
Long-term debt	—	50,560	24,374	—	74,934
Total liabilities measured at fair value on a recurring basis	$94,050	$752,480	$41,471	$(484,928)	$403,073
(a)At June 30, 2022, and December 31, 2021, included total U.S. GSE obligations of $70.0 billion and $73.9 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2022, and December 31, 2021, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $856 million and $801 million, respectively. Included in these balances at June 30, 2022, and December 31, 2021, were trading assets of $45 million and $51 million, respectively, and other assets of $811 million and $750 million, respectively.
(e)At June 30, 2022, and December 31, 2021, included $13.5 billion and $26.2 billion, respectively, of residential first-lien mortgages, and $7.7 billion and $8.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $4.4 billion and $13.6 billion, respectively.
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

Level 3 inputs(a)
June 30, 2022
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,731	Discounted cash flows	Yield	3%	–	18%	6%
			Prepayment speed	2%	–	12%	9%
			Conditional default rate	0%	–	5%	0%
			Loss severity	0%	–	110%	3%
Commercial mortgage-backed securities and loans(c)	418	Market comparables	Price	$0	–	$103	$87
Corporate debt securities	760	Market comparables	Price	$0	–	$243	$94
Loans(d)	1,596	Market comparables	Price	$0	–	$356	$89
Non-U.S. government debt securities	205	Market comparables	Price	$6	–	$109	$94
Net interest rate derivatives	415	Option pricing	Interest rate volatility	22 bps	–	836 bps	141 bps
			Interest rate spread volatility	11 bps	–	23 bps	15 bps
			Interest rate correlation	(82)%	–	89%	17%
			IR-FX correlation	(35)%	–	65%	6%
	5	Discounted cash flows	Prepayment speed	0%	–	30%	7%
Net credit derivatives	227	Discounted cash flows	Credit correlation	30%	–	60%	47%
			Credit spread	1 bps	–	5,308 bps	656 bps
			Recovery rate	12%	–	67%	45%
	22	Market comparables	Price	$0	–	$115	$79
Net foreign exchange derivatives	338	Option pricing	IR-FX correlation	(40)%	–	65%	18%
	(93)	Discounted cash flows	Prepayment speed	9%			9%
			Interest rate curve	2%	–	42%	11%
Net equity derivatives	(1,234)	Option pricing	Forward equity price(h)	80%	–	138%	100%
			Equity volatility	4%	–	127%	36%
			Equity correlation	17%	–	98%	55%
			Equity-FX correlation	(77)%	–	59%	(26)%
			Equity-IR correlation	15%	–	50%	28%
Net commodity derivatives	26	Option pricing	Oil commodity forward	$128 / BBL	–	$347 / BBL	$237 / BBL
			Industrial metals commodity forward	$1,854 / MT	–	$3,313 / MT	$2,583 / MT
			Commodity volatility	4%	–	150%	77%
			Commodity correlation	(30)%	–	98%	34%
MSRs	7,439	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	26,284	Option pricing	Interest rate volatility	22 bps	–	836 bps	141 bps
			Interest rate correlation	(82)%	–	89%	17%
			IR-FX correlation	(35)%	–	65%	6%
			Equity correlation	17%	–	98%	55%
			Equity-FX correlation	(77)%	–	59%	(26)%
			Equity-IR correlation	15%	–	50%	28%
	926	Discounted cash flows	Credit correlation	30%	–	60%	47%
Other level 3 assets and liabilities, net(f)	1,057
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $803 million, nonagency securities of $14 million and non-trading loans of $914 million.
(c)Comprises nonagency securities of $10 million, trading loans of $40 million and non-trading loans of $368 million.
(d)Comprises trading loans of $858 million and non-trading loans of $738 million.
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
(f)Includes equity securities of $918 million including $257 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2022 and 2021. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2022 (in millions)	Fair value at April 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$286	$(1)		$643	$(118)		$(7)	$—	$—	$803	$(2)
Residential – nonagency	10	—		5	—		(1)	—	—	14	—
Commercial – nonagency	10	—		—	—		—	—	—	10	—
Total mortgage-backed securities	306	(1)		648	(118)		(8)	—	—	827	(2)
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	133	(9)		177	(86)		—	6	(16)	205	(8)
Corporate debt securities	293	(16)		272	(12)		—	57	(20)	574	(16)
Loans	1,049	(33)		122	(164)		(152)	254	(178)	898	(32)
Asset-backed securities	28	—		1	(10)		—	1	—	20	—
Total debt instruments	1,816	(59)		1,220	(390)		(160)	318	(214)	2,531	(58)
Equity securities	663	(99)		98	(61)		—	106	(46)	661	(90)
Physical commodities	—	—		2	—		—	—	—	2	—
Other	175	66		6	—		(158)	—	(2)	87	60
Total trading assets – debt and equity instruments	2,654	(92)	(c)	1,326	(451)		(318)	424	(262)	3,281	(88)	(c)
Net derivative receivables:(b)
Interest rate	367	160		99	(135)		105	44	(220)	420	204
Credit	44	264		4	(3)		(65)	1	4	249	255
Foreign exchange	76	193		15	(19)		(38)	24	(6)	245	174
Equity	(2,583)	1,838		162	(466)		(140)	(227)	182	(1,234)	1,788
Commodity	(414)	382		18	(69)		112	(1)	(2)	26	423
Total net derivative receivables	(2,510)	2,837	(c)	298	(692)		(26)	(159)	(42)	(294)	2,844	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	205	(19)		—	—		—	—	—	186	(19)
Total available-for-sale securities	205	(19)	(d)	—	—		—	—	—	186	(19)	(d)
Loans	2,072	(82)	(c)	273	(95)		(250)	226	(124)	2,020	(80)	(c)
Mortgage servicing rights	7,294	654	(e)	341	(614)		(236)	—	—	7,439	654	(e)
Other assets	341	116	(c)	5	(28)		(20)	—	(6)	408	116	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2022 (in millions)	Fair value at April 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,121	$(160)	(c)(f)	$—	$—	$138	$(21)	$—	$(46)	$2,032	$(160)	(c)(f)
Short-term borrowings	2,146	14	(c)(f)	—	—	963	(1,036)	14	—	2,101	93	(c)(f)
Trading liabilities – debt and equity instruments	41	1	(c)	(20)	4	—	—	30	—	56	1	(c)
Accounts payable and other liabilities	108	(2)	(c)	(28)	1	—	—	—	(6)	73	(2)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	24,394	(2,640)	(c)(f)	—	—	3,470	(2,045)	179	(281)	23,077	(2,613)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2021 (in millions)	Fair value at April 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2021
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$397	$(33)		$1	$(8)		$(28)	$1	$(1)	$329	$(34)
Residential – nonagency	32	—		6	(21)		(1)	—	—	16	—
Commercial – nonagency	2	—		11	—		(3)	—	—	10	1
Total mortgage-backed securities	431	(33)		18	(29)		(32)	1	(1)	355	(33)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	177	1		84	(79)		—	—	—	183	(1)
Corporate debt securities	370	30		228	(154)		—	28	(15)	487	30
Loans	832	(1)		294	(85)		(125)	85	(205)	795	1
Asset-backed securities	54	8		10	(36)		(1)	—	—	35	1
Total debt instruments	1,872	5		634	(383)		(158)	114	(221)	1,863	(2)
Equity securities	688	8		23	(27)		—	24	(26)	690	15
Other	122	7		36	—		(26)	3	(95)	47	19
Total trading assets – debt and equity instruments	2,682	20	(c)	693	(410)		(184)	141	(342)	2,600	32	(c)
Net derivative receivables:(b)
Interest rate	149	524		18	(9)		(657)	(2)	(45)	(22)	198
Credit	(4)	(34)		1	(2)		17	(6)	11	(17)	(13)
Foreign exchange	(539)	2		37	(48)		(12)	1	(24)	(583)	(104)
Equity	(3,834)	(941)		281	(407)		600	(91)	(544)	(4,936)	(942)
Commodity	(911)	(347)		6	(81)		165	—	1	(1,167)	(198)
Total net derivative receivables	(5,139)	(796)	(c)	343	(547)		113	(98)	(601)	(6,725)	(1,059)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	1,823	7	(c)	240	(135)		(318)	445	(328)	1,734	(11)	(c)
Mortgage servicing rights	4,470	(528)	(e)	814	(25)		(182)	—	—	4,549	(528)	(e)
Other assets	511	31	(c)	4	—		(27)	—	(1)	518	35	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2021 (in millions)	Fair value at April 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2021
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,652	$47	(c)(f)	$—	$—	$150	$(93)	$1	$(73)	$2,684	$47	(c)(f)
Short-term borrowings	3,664	(283)	(c)(f)	—	—	1,395	(1,706)	9	(4)	3,075	35	(c)(f)
Trading liabilities – debt and equity instruments	60	(1)	(c)	(27)	13	—	—	—	(9)	36	—
Accounts payable and other liabilities	61	(9)	(c)	—	—	—	—	—	(1)	51	(8)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	22,575	714	(c)(f)	—	—	3,469	(3,089)	7	(149)	23,527	708	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$265	$26		$665	$(125)		$(28)	$—	$—	$803	$24
Residential – nonagency	28	—		5	—		(12)	—	(7)	14	(1)
Commercial – nonagency	10	—		—	—		—	—	—	10	—
Total mortgage-backed securities	303	26		670	(125)		(40)	—	(7)	827	23
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	81	(42)		405	(266)		—	43	(16)	205	(106)
Corporate debt securities	332	(35)		333	(71)		(37)	98	(46)	574	(44)
Loans	708	(37)		419	(262)		(159)	525	(296)	898	(13)
Asset-backed securities	26	—		2	(10)		—	5	(3)	20	—
Total debt instruments	1,457	(88)		1,829	(734)		(236)	671	(368)	2,531	(140)
Equity securities	662	(912)		321	(301)		—	959	(68)	661	(474)
Physical Commodities	—	—		2	—		—	—	—	2	—
Other	160	67		26	—		(163)	—	(3)	87	70
Total trading assets – debt and equity instruments	2,279	(933)	(c)	2,178	(1,035)		(399)	1,630	(439)	3,281	(544)	(c)
Net derivative receivables:(b)
Interest rate	(16)	393		225	(229)		256	17	(226)	420	428
Credit	74	331		8	(7)		(161)	(2)	6	249	330
Foreign exchange	(419)	538		147	(43)		32	18	(28)	245	486
Equity	(3,626)	2,568		660	(1,025)		303	(558)	444	(1,234)	2,975
Commodity	(907)	804		68	(206)		268	(1)	—	26	469
Total net derivative receivables	(4,894)	4,634	(c)	1,108	(1,510)		698	(526)	196	(294)	4,688	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	161	8		17	—		—	—	—	186	8
Total available-for-sale securities	161	8	(d)	17	—		—	—	—	186	8	(d)
Loans	1,933	16	(c)	394	(100)		(531)	616	(308)	2,020	(24)	(c)
Mortgage servicing rights	5,494	1,613	(e)	1,471	(671)		(468)	—	—	7,439	1,613	(e)
Other assets	306	125	(c)	46	(28)		(37)	2	(6)	408	119	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(302)	(c)(f)	$—	$—	$246	$(69)	$—	$(160)	$2,032	$(298)	(c)(f)
Short-term borrowings	2,481	(387)	(c)(f)	—	—	2,386	(2,383)	15	(11)	2,101	7	(c)(f)
Trading liabilities – debt and equity instruments	30	(16)	(c)	(34)	34	—	—	44	(2)	56	15	(c)
Accounts payable and other liabilities	69	(6)	(c)	(28)	43	—	—	1	(6)	73	(6)	(c)
Long-term debt	24,374	(4,308)	(c)(f)	—	—	7,520	(4,521)	442	(430)	23,077	(4,151)	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2021
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$(10)		$7	$(56)		$(61)	$1	$(1)	$329	$(12)
Residential – nonagency	28	1		15	(24)		(3)	—	(1)	16	—
Commercial – nonagency	3	—		11	(1)		(3)	—	—	10	—
Total mortgage-backed securities	480	(9)		33	(81)		(67)	1	(2)	355	(12)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	182	(8)		202	(186)		(7)	—	—	183	(7)
Corporate debt securities	507	15		319	(300)		—	113	(167)	487	14
Loans	893	6		566	(237)		(126)	175	(482)	795	3
Asset-backed securities	28	7		38	(39)		(1)	2	—	35	7
Total debt instruments	2,098	11		1,158	(843)		(201)	291	(651)	1,863	5
Equity securities	476	3		253	(70)		—	78	(50)	690	13
Other	49	48		101	—		(55)	3	(99)	47	28
Total trading assets – debt and equity instruments	2,623	62	(c)	1,512	(913)		(256)	372	(800)	2,600	46	(c)
Net derivative receivables:(b)
Interest rate	258	969		71	(102)		(1,191)	55	(82)	(22)	233
Credit	(224)	149		2	(4)		44	(9)	25	(17)	134
Foreign exchange	(434)	(198)		39	(54)		99	11	(46)	(583)	32
Equity	(3,862)	(918)		475	(1,245)		726	19	(131)	(4,936)	(1,258)
Commodity	(731)	(593)		10	(294)		444	(1)	(2)	(1,167)	(554)
Total net derivative receivables	(4,993)	(591)	(c)	597	(1,699)		122	75	(236)	(6,725)	(1,413)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	2,305	(66)	(c)	307	(325)		(519)	600	(568)	1,734	(72)	(c)
Mortgage servicing rights	3,276	269	(e)	1,397	(24)		(369)	—	—	4,549	269	(e)
Other assets	538	44	(c)	7	(18)		(52)	—	(1)	518	63	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2021
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,913	$(56)	(c)(f)	$—	$—	$219	$(188)	$2	$(206)	$2,684	$(56)	(c)(f)
Short-term borrowings	2,420	(396)	(c)(f)	—	—	4,313	(3,212)	9	(59)	3,075	18	(c)(f)
Trading liabilities – debt and equity instruments	51	(4)	(c)	(92)	34	—	—	59	(12)	36	10	(c)
Accounts payable and other liabilities	68	(10)	(c)	—	1	—	—	—	(8)	51	(10)	(c)
Long-term debt	23,397	406	(c)(f)	—	—	6,934	(6,738)	18	(490)	23,527	305	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both June 30, 2022 and December 31, 2021. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 10% at June 30, 2022 and December 31, 2021, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) recorded in income on AFS securities for the three and six months ended June 30, 2022 and 2021, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(19) million and zero for the three months ended June 30, 2022 and 2021, respectively and $8 million and zero for the six months ended June 30, 2022 and 2021, respectively.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2022 and 2021. Unrealized (gains)/losses are reported in OCI, and were $(344) million and $5 million for the three months ended June 30, 2022 and 2021, respectively and $(574) million and $(17) million for the six months ended June 30, 2022 and 2021, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2021, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 106 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2022
Level 3 assets were $22.3 billion at June 30, 2022, reflecting an increase of $329 million from March 31, 2022, and an increase of $4.8 billion from December 31, 2021.
The increase for the six months ended June 30, 2022 was largely driven by:
•$1.6 billion increase in gross derivative receivables due to gains and purchases largely offset by net transfers.
•$1.9 billion increase in MSRs.
Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2022, there were no significant transfers from level 2 into level 3.
For the three months ended June 30, 2022, significant transfers from level 3 into level 2 included the following:
•$930 million of gross interest rate derivative receivables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the six months ended June 30, 2022, significant transfers from level 2 into level 3 included the following:
•$1.6 billion of total debt and equity instruments, largely due to equity securities of $959 million driven by a decrease in observability predominantly as a result of restricted access to certain markets.
•$1.3 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the six months ended June 30, 2022, significant transfers from level 3 into level 2 included the following:
•$965 million of gross interest rate derivative receivables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$920 million and $1.4 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 99-104 for further information on these instruments.
Three months ended June 30, 2022
•$3.4 billion of net gains on assets, largely driven by gains in net equity derivative receivables due to market movements and MSRs reflecting lower prepayment speeds on higher rates.
•$2.8 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Three months ended June 30, 2021
•$1.3 billion of net losses on assets, driven by losses in net equity derivative receivables due to market movements and losses in MSRs reflecting faster prepayment speeds on lower rates.
•$468 million of net losses on liabilities, driven by losses in long-term debt partially offset by gains in short-term borrowings, due to market movements.
Six months ended June 30, 2022
•$5.5 billion of net gains on assets, predominantly driven by gains in net equity derivative receivables due to market movements and MSRs reflecting lower prepayment speeds on higher rates.
•$5.0 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Credit and funding adjustments:
Derivatives CVA	$147	$43	$(165)	$283
Derivatives FVA	7	(45)	(51)	61
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2022 and 2021, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2022 and 2021, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
June 30, 2022 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,516	$665	(b)	$2,181
Other assets(a)	—	22	1,083		1,105
Total assets measured at fair value on a nonrecurring basis	$—	$1,538	$1,748		$3,286
Accounts payable and other liabilities	—	—	293		293
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$293		$293

	Fair value hierarchy			Total fair value
June 30, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$2,048	$329	$2,377
Other assets	—	11	831	842
Total assets measured at fair value on a nonrecurring basis	$—	$2,059	$1,160	$3,219
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.1 billion in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2022, $985 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $665 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2022, $55 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 12% to 56% with a weighted average of 23%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2022 and 2021, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Loans	$(80)	$(11)	$(91)	$(32)
Other assets(a)	(389)	92	(45)	93
Accounts payable and other liabilities	(269)	7	(288)	6
Total nonrecurring fair value gains/(losses)	$(738)	$88	$(424)	$67
(a)Included $(387) million and $102 million for the three months ended June 30, 2022 and 2021, respectively, and $(29) million and $107 million for the six months ended June 30, 2022 and 2021, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2022 and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended		Six months ended
	June 30		June 30
As of or for the period ended,
(in millions)	2022	2021	2022	2021
Other assets
Carrying value(a)	$4,196	$2,798	$4,196	$2,798
Upward carrying value changes(b)	76	109	445	116
Downward carrying value changes/impairment(c)	(463)	(7)	(474)	(9)
(a)The carrying value as of December 31, 2021 was $3.6 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2022 were $1.5 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2022 were $(844) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6059 at June 30, 2022, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2022, and December 31, 2021, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$27.2	$27.2	$—	$—	$27.2	$26.4	$26.4	$—	$—	$26.4
Deposits with banks	642.0	642.0	—	—	642.0	714.4	714.4	—	—	714.4
Accrued interest and accounts receivable	144.5	—	144.4	0.1	144.5	102.1	—	102.0	0.1	102.1
Federal funds sold and securities purchased under resale agreements	3.0	—	3.0	—	3.0	9.0	—	9.0	—	9.0
Securities borrowed	128.4	—	128.4	—	128.4	124.6	—	124.6	—	124.6
Investment securities, held-to-maturity	441.6	212.9	202.7	—	415.6	363.7	183.3	179.3	—	362.6
Loans, net of allowance for loan losses(a)	1,039.3	—	193.1	835.0	1,028.1	1,002.5	—	202.1	821.1	1,023.2
Other	113.2	—	111.8	1.6	113.4	98.7	—	97.4	1.4	98.8
Financial liabilities
Deposits	$2,458.3	$—	$2,458.4	$—	$2,458.4	$2,451.0	$—	$2,451.0	$—	$2,451.0
Federal funds purchased and securities loaned or sold under repurchase agreements	66.4	—	66.4	—	66.4	67.9	—	67.9	—	67.9
Short-term borrowings	41.5	—	41.5	—	41.5	33.6	—	33.6	—	33.6
Accounts payable and other liabilities	272.7	—	266.7	5.3	272.0	217.6	—	212.1	4.9	217.0
Beneficial interests issued by consolidated VIEs	10.6	—	10.6	—	10.6	10.7	—	10.8	—	10.8
Long-term debt	222.1	—	214.9	3.1	218.0	226.0	—	229.5	3.1	232.6
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

	June 30, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.2	$—	$—	$3.4	$3.4	$2.1	$—	$—	$2.9	$2.9
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

Note 3 – Fair value option
The fair value option provides an option to elect fair value for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2022 and 2021, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2022				2021
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(145)	$—		$(145)	$(2)		$—		$(2)
Securities borrowed	(101)	—		(101)	(27)		—		(27)
Trading assets:
Debt and equity instruments, excluding loans	(1,255)	—		(1,255)	444	(f)	(1)	(c)	443
Loans reported as trading assets:
Changes in instrument-specific credit risk	37	—		37	72		—		72
Other changes in fair value	(11)	—		(11)	(7)		—		(7)
Loans:
Changes in instrument-specific credit risk	(83)	11	(c)	(72)	184		(3)	(c)	181
Other changes in fair value	(501)	(260)	(c)	(761)	143		784	(c)	927
Other assets	(2)	4	(d)	2	9		(4)	(d)	5
Deposits(a)	382	—		382	(258)		—		(258)
Federal funds purchased and securities loaned or sold under repurchase agreements	124	—		124	(3)		—		(3)
Short-term borrowings(a)	471	—		471	(489)		—		(489)
Trading liabilities	54	—		54	(1)		—		(1)
Beneficial interests issued by consolidated VIEs	—	—		—	—		—		—
Other liabilities	(7)	—		(7)	1		—		1
Long-term debt(a)(b)	5,405	14	(c)(d)	5,419	(2,152)		—		(2,152)

	Six months ended June 30,
	2022				2021
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(375)	$—		$(375)	$(14)		$—		$(14)
Securities borrowed	(299)	—		(299)	(97)		—		(97)
Trading assets:
Debt and equity instruments, excluding loans	(911)	—		(911)	1,067	(f)	(1)	(c)	1,066
Loans reported as trading assets:				—					—
Changes in instrument-specific credit risk	31	—		31	276		—		276
Other changes in fair value	(22)	—		(22)	(8)		—		(8)
Loans:				—					—
Changes in instrument-specific credit risk	(77)	23	(c)	(54)	421		(2)	(c)	419
Other changes in fair value	(1,220)	(774)	(c)	(1,994)	(107)		1,124	(c)	1,017
Other assets	9	1	(d)	10	28		(23)	(d)	5
Deposits(a)	784	—		784	(91)		—		(91)
Federal funds purchased and securities loaned or sold under repurchase agreements	206	—		206	31		—		31
Short-term borrowings(a)	773	—		773	(611)		—		(611)
Trading liabilities	(12)	—		(12)	(1)		—		(1)
Beneficial interests issued by consolidated VIEs	(1)	—		(1)	—		—		—
Other liabilities	(4)	—		(4)	2		—		2
Long-term debt(a)(b)	9,365	33	(c)(d)	9,398	(905)		(5)	(c)(d)	(910)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three months ended June 30, 2022 and 2021, respectively, and $(9) million and $(2) million for the six months ended June 30, 2022 and 2021, respectively.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2022, and December 31, 2021, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2022				December 31, 2021
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,912		$391	$(2,521)	$3,263		$546	$(2,717)
Loans	942		833	(109)	918		797	(121)
Subtotal	3,854		1,224	(2,630)	4,181		1,343	(2,838)
90 or more days past due and government guaranteed
Loans(a)	220		209	(11)	293		281	(12)
All other performing loans(b)
Loans reported as trading assets	8,883		7,407	(1,476)	8,594		7,528	(1,066)
Loans	47,343		46,014	(1,329)	57,695		57,742	47
Subtotal	56,226		53,421	(2,805)	66,289		65,270	(1,019)
Total loans	$60,300		$54,854	$(5,446)	$70,763		$66,894	$(3,869)
Long-term debt
Principal-protected debt	$35,906	(d)	$27,591	$(8,315)	$35,957	(d)	$33,799	$(2,158)
Nonprincipal-protected debt(c)	NA		38,471	NA	NA		41,135	NA
Total long-term debt	NA		$66,062	NA	NA		$74,934	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$5	NA	NA		$12	NA
Total long-term beneficial interests	NA		$5	NA	NA		$12	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2022, and December 31, 2021, respectively.
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
At June 30, 2022, and December 31, 2021, the contractual amount of lending-related commitments for which the fair value option was elected was $10.0 billion and $11.9 billion, respectively, with a corresponding fair value of $30 million and $10 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2022					December 31, 2021
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$29,428	$21	$8,929		$38,378	$34,127	$1	$4,860		$38,988
Credit	4,211	532	—		4,743	6,352	858	—		7,210
Foreign exchange	2,670	696	—		3,366	3,386	315	1,066		4,767
Equity	27,716	6,228	3,932		37,876	29,317	6,827	5,125		41,269
Commodity	779	13	3	(a)	795	405	—	3	(a)	408
Total structured notes	$64,804	$7,490	$12,864		$85,158	$73,587	$8,001	$11,054		$92,642
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $583 million and $692 million for the periods ended June 30, 2022 and December 31, 2021, respectively.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	119-120
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	121
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	119-120
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	121
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	122
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	119-120
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	123
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	123
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	123
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	123
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	123

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2022, and December 31, 2021.

	Notional amounts(b)
(in billions)	June 30, 2022	December 31, 2021
Interest rate contracts
Swaps	$29,009	$24,075
Futures and forwards	3,631	2,520
Written options	3,024	3,018
Purchased options	2,959	3,188
Total interest rate contracts	38,623	32,801
Credit derivatives(a)	1,097	1,053
Foreign exchange contracts
Cross-currency swaps	3,942	4,112
Spot, futures and forwards	8,242	7,679
Written options	874	741
Purchased options	869	727
Total foreign exchange contracts	13,927	13,259
Equity contracts
Swaps	594	612
Futures and forwards	147	139
Written options	677	654
Purchased options	623	598
Total equity contracts	2,041	2,003
Commodity contracts
Swaps	193	185
Spot, futures and forwards	197	188
Written options	126	135
Purchased options	115	111
Total commodity contracts	631	619
Total derivative notional amounts	$56,319	$49,735
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2022, and December 31, 2021, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2022 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$253,143	$1	$253,144	$21,930	$237,212	$—	$237,212	$11,525
Credit	13,578	—	13,578	1,607	11,323	—	11,323	890
Foreign exchange	260,546	1,308	261,854	28,166	258,320	966	259,286	19,241
Equity	76,181	—	76,181	10,177	76,719	—	76,719	10,164
Commodity	42,017	6,732	48,749	19,437	35,218	7,771	42,989	10,597
Total fair value of trading assets and liabilities	$645,465	$8,041	$653,506	$81,317	$618,792	$8,737	$627,529	$52,417

	Gross derivative receivables				Gross derivative payables
December 31, 2021 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$270,562	$23	$270,585	$21,974	$240,731	$—	$240,731	$8,194
Credit	9,839	—	9,839	1,031	10,912	—	10,912	880
Foreign exchange	169,186	393	169,579	12,625	174,622	1,124	175,746	14,097
Equity	68,631	—	68,631	9,981	79,727	—	79,727	17,233
Commodity	21,233	5,420	26,653	11,470	20,837	7,091	27,928	9,712
Total fair value of trading assets and liabilities	$539,451	$5,836	$545,287	$57,081	$526,829	$8,215	$535,044	$50,116
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2022, and December 31, 2021, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	June 30, 2022				December 31, 2021
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$196,673	$(178,520)	$18,153		$251,953	$(234,283)	$17,670
OTC–cleared	52,486	(51,603)	883		14,144	(13,839)	305
Exchange-traded(a)	1,124	(1,091)	33		498	(489)	9
Total interest rate contracts	250,283	(231,214)	19,069		266,595	(248,611)	17,984
Credit contracts:
OTC	11,731	(10,326)	1,405		8,035	(7,177)	858
OTC–cleared	1,720	(1,645)	75		1,671	(1,631)	40
Total credit contracts	13,451	(11,971)	1,480		9,706	(8,808)	898
Foreign exchange contracts:
OTC	256,164	(232,544)	23,620		166,185	(156,251)	9,934
OTC–cleared	1,144	(1,142)	2		789	(703)	86
Exchange-traded(a)	9	(2)	7		6	—	6
Total foreign exchange contracts	257,317	(233,688)	23,629		166,980	(156,954)	10,026
Equity contracts:
OTC	37,384	(33,060)	4,324		25,704	(23,977)	1,727
Exchange-traded(a)	34,647	(32,944)	1,703		36,095	(34,673)	1,422
Total equity contracts	72,031	(66,004)	6,027		61,799	(58,650)	3,149
Commodity contracts:
OTC	28,208	(11,932)	16,276		15,063	(6,868)	8,195
OTC–cleared	121	(121)	—		49	(49)	—
Exchange-traded(a)	17,291	(17,259)	32		8,279	(8,266)	13
Total commodity contracts	45,620	(29,312)	16,308		23,391	(15,183)	8,208
Derivative receivables with appropriate legal opinion	638,702	(572,189)	66,513	(d)	528,471	(488,206)	40,265	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,804		14,804		16,816		16,816
Total derivative receivables recognized on the Consolidated balance sheets	$653,506		$81,317		$545,287		$57,081
Collateral not nettable on the Consolidated balance sheets(b)(c)			(19,801)				(10,102)
Net amounts			$61,516				$46,979

	June 30, 2022				December 31, 2021
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$179,008	$(169,819)	$9,189		$223,576	$(216,757)	$6,819
OTC–cleared	55,401	(55,313)	88		15,695	(15,492)	203
Exchange-traded(a)	564	(555)	9		292	(288)	4
Total interest rate contracts	234,973	(225,687)	9,286		239,563	(232,537)	7,026
Credit contracts:
OTC	9,320	(8,781)	539		9,021	(8,421)	600
OTC–cleared	1,748	(1,652)	96		1,679	(1,611)	68
Total credit contracts	11,068	(10,433)	635		10,700	(10,032)	668
Foreign exchange contracts:
OTC	252,909	(238,853)	14,056		171,610	(160,946)	10,664
OTC–cleared	1,245	(1,190)	55		706	(703)	3
Exchange-traded(a)	14	(2)	12		7	—	7
Total foreign exchange contracts	254,168	(240,045)	14,123		172,323	(161,649)	10,674
Equity contracts:
OTC	36,948	(33,598)	3,350		31,379	(27,830)	3,549
Exchange-traded(a)	34,800	(32,957)	1,843		40,621	(34,664)	5,957
Total equity contracts	71,748	(66,555)	5,193		72,000	(62,494)	9,506
Commodity contracts:
OTC	20,702	(14,470)	6,232		14,874	(9,667)	5,207
OTC–cleared	140	(140)	—		73	(73)	—
Exchange-traded(a)	18,848	(17,782)	1,066		8,954	(8,476)	478
Total commodity contracts	39,690	(32,392)	7,298		23,901	(18,216)	5,685
Derivative payables with appropriate legal opinion	611,647	(575,112)	36,535	(d)	518,487	(484,928)	33,559	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	15,882		15,882		16,557		16,557
Total derivative payables recognized on the Consolidated balance sheets	$627,529		$52,417		$535,044		$50,116
Collateral not nettable on the Consolidated balance sheets(b)(c)			(2,921)				(5,872)
Net amounts			$49,496				$44,244
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
(d)Net derivatives receivable included cash collateral netted of $64.6 billion and $67.6 billion at June 30, 2022, and December 31, 2021, respectively. Net derivatives payable included cash collateral netted of $67.6 billion and $64.3 billion at June 30, 2022, and December 31, 2021, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2022, and December 31, 2021.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2022	December 31, 2021
Aggregate fair value of net derivative payables	$16,037	$20,114
Collateral posted	14,926	19,402
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2022, and December 31, 2021, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2022		December 31, 2021
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$273	$1,552	$219	$1,577
Amount required to settle contracts with termination triggers upon downgrade(b)	85	700	98	787
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at June 30, 2022 and December 31, 2021.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2022 and 2021, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(f)		OCI impact
Three months ended June 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(4,467)	$4,367	$(100)	$—	$(79)	$—
Foreign exchange(c)	(818)	830	12	(115)	12	67
Commodity(d)	(1,536)	1,464	(72)	—	(73)	—
Total	$(6,821)	$6,661	$(160)	$(115)	$(140)	$67

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$2,184	$(2,265)	$(81)	$—	$(90)	$—
Foreign exchange(c)	230	(221)	9	(72)	9	(31)
Commodity(d)	(3,126)	3,155	29	—	20	—
Total	$(712)	$669	$(43)	$(72)	$(61)	$(31)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(11,537)	$11,348	$(189)	$—	$(145)	$—
Foreign exchange(c)	(1,508)	1,518	10	(180)	10	212
Commodity(d)	(1,712)	1,611	(101)	—	(110)	—
Total	$(14,757)	$14,477	$(280)	$(180)	$(245)	$212

	Gains/(losses) recorded in income					Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2021 (in millions)	Derivatives		Hedged items		Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(2,937)		$2,571		$(366)	$—	$(264)	$—
Foreign exchange(c)	(552)	(g)	579	(g)	27	(150)	27	(68)
Commodity(d)	(4,387)		4,443		56	—	32	—
Total	$(7,876)		$7,593		$(283)	$(150)	$(205)	$(68)
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
(g)Prior-period amounts have been revised to conform with the current presentation.

As of June 30, 2022 and December 31, 2021, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2022 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$84,552	(c)	$(3,650)	$598	$(3,052)
Liabilities
Long-term debt	$179,048		$(15,722)	$6,182	$(9,540)
Beneficial interests issued by consolidated VIEs	750		—	—	—

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2021 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$65,746	(c)	$417	$661	$1,078
Liabilities
Long-term debt	$195,642		$(1,999)	$8,834	$6,835
Beneficial interests issued by consolidated VIEs	749		—	(1)	(1)
(a)Excludes physical commodities with a carrying value of $22.2 billion and $25.7 billion at June 30, 2022 and December 31, 2021, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2022 and December 31, 2021, the carrying amount excluded for AFS securities is $15.7 billion and $14.0 billion, respectively, and for long-term debt is $224 million and $9.7 billion, respectively. Prior-period amount has been revised to conform with the current presentation.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Refer to Note 9 for additional information.
(d)Positive (negative) amounts related to assets represent cumulative fair value hedge basis adjustments that will reduce (increase) net interest income in future periods. Positive (negative) amounts related to liabilities represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.
(e)Represents basis adjustments existing on the balance sheet date associated with hedged items that have been de-designated from qualifying fair value hedging relationships.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2022 and 2021, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$86	$(1,509)	$(1,595)
Foreign exchange(b)	(62)	(241)	(179)
Total	$24	$(1,750)	$(1,774)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$262	$1,122	$860
Foreign exchange(b)	78	(4)	(82)
Total	$340	$1,118	$778

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$329	$(4,870)	$(5,199)
Foreign exchange(b)	(68)	(316)	(248)
Total	$261	$(5,186)	$(5,447)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$499	$(1,639)	$(2,138)
Foreign exchange(b)	105	62	(43)
Total	$604	$(1,577)	$(2,181)
(a)Primarily consists of hedges of LIBOR-indexed and SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2022 and 2021.
Over the next 12 months, the Firm expects that approximately $(1.1) billion (after-tax) of net losses recorded in AOCI at June 30, 2022, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately eight years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2022 and 2021.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2022		2021
Three months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(116)	$3,520	$(79)	$(270)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2022		2021
Six months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(247)	$3,858	$(107)	$930
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The amounts reclassified for the three and six months ended June 30, 2022 and 2021 were not material. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Contract type
Interest rate(a)	$(309)	$644	$(538)	$502
Credit(b)	89	(27)	122	(67)
Foreign exchange(c)	6	(30)	(76)	68
Total	$(214)	$587	$(492)	$503
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2022 and December 31, 2021. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2022 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(473,223)	$482,758	$9,535	$3,290
Other credit derivatives(a)	(52,837)	68,842	16,005	16,088
Total credit derivatives	(526,060)	551,600	25,540	19,378
Credit-related notes(b)	—	—	—	9,004
Total	$(526,060)	$551,600	$25,540	$28,382

	Maximum payout/Notional amount
December 31, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(443,481)	$458,180	$14,699	$2,269
Other credit derivatives(a)	(56,130)	79,586	23,456	13,435
Total credit derivatives	(499,611)	537,766	38,155	15,704
Credit-related notes(b)	—	—	—	9,437
Total	$(499,611)	$537,766	$38,155	$25,141
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2022, and December 31, 2021, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2022 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(81,541)	$(278,902)	$(29,619)	$(390,062)	$1,749	$(2,470)	$(721)
Noninvestment-grade	(36,026)	(92,132)	(7,840)	(135,998)	867	(5,278)	(4,411)
Total	$(117,567)	$(371,034)	$(37,459)	$(526,060)	$2,616	$(7,748)	$(5,132)

December 31, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(91,155)	$(255,106)	$(29,035)	$(375,296)	$3,645	$(623)	$3,022
Noninvestment-grade	(32,175)	(84,851)	(7,289)	(124,315)	2,630	(2,003)	627
Total	$(123,330)	$(339,957)	$(36,324)	$(499,611)	$6,275	$(2,626)	$3,649
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Underwriting
Equity	$230	$1,073	$472	$2,135
Debt	711	1,473	1,685	2,694
Total underwriting	941	2,546	2,157	4,829
Advisory	645	924	1,437	1,611
Total investment banking fees	$1,586	$3,470	$3,594	$6,440
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022		2021	2022		2021
Trading revenue by instrument type
Interest rate(a)	$376		$464	$845		$1,387
Credit(b)	279	(c)	759	736	(c)	2,029
Foreign exchange	1,425		641	2,749		1,639
Equity	2,303		1,929	4,558		4,586
Commodity	499		301	1,246		850
Total trading revenue	4,882		4,094	10,134		10,491
Private equity gains/(losses)	108		(18)	(39)		85
Principal transactions	$4,990		$4,076	$10,095		$10,576
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Lending-related fees	$362	$370	$724	$728
Deposit-related fees	1,511	1,390	2,988	2,719
Total lending- and deposit-related fees	$1,873	$1,760	$3,712	$3,447
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Asset management fees
Investment management fees(a)	$3,425	$3,421	$6,987	$6,678
All other asset management fees(b)	92	95	182	189
Total asset management fees	3,517	3,516	7,169	6,867

Total administration fees(c)	590	650	1,223	1,283

Commissions and other fees
Brokerage commissions(d)	738	761	1,548	1,561
All other commissions and fees	395	267	662	512
Total commissions and fees	1,133	1,028	2,210	2,073
Total asset management, administration and commissions	$5,240	$5,194	$10,602	$10,223
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

Card income
The following table presents the components of card income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interchange and merchant processing income	$7,214	$5,974	$13,449	$10,842
Rewards costs and partner payments	(5,641)	(4,282)	(10,511)	(7,816)
Other card income(a)	(440)	(45)	(830)	(29)
Total card income	$1,133	$1,647	$2,108	$2,997
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage fees and related income.
Refer to Note 16 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Legal expense	$73	$185	$192	$213
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2021 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest income
Loans(a)	$11,626	$10,145	$22,259	$20,332
Taxable securities	2,289	1,577	4,268	3,182
Non-taxable securities(b)	245	270	490	547
Total investment securities(a)	2,534	1,847	4,758	3,729
Trading assets - debt instruments	2,049	1,711	3,816	3,493
Federal funds sold and securities purchased under resale agreements	543	175	940	408
Securities borrowed(c)	173	(90)	86	(167)
Deposits with banks	1,079	103	1,317	168
All other interest-earning assets(d)	642	203	966	402
Total interest income	$18,646	$14,094	$34,142	$28,365
Interest expense
Interest-bearing deposits	$898	$132	$1,080	$278
Federal funds purchased and securities loaned or sold under repurchase agreements	468	60	585	75
Short-term borrowings(e)	90	33	130	66
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	471	51	662	78
Long-term debt	1,561	1,056	2,637	2,190
Beneficial interest issued by consolidated VIEs	30	21	48	48
Total interest expense	$3,518	$1,353	$5,142	$2,735
Net interest income	$15,128	$12,741	$29,000	$25,630
Provision for credit losses	1,101	(2,285)	2,564	(6,441)
Net interest income after provision for credit losses	$14,027	$15,026	$26,436	$32,071
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts and net deferred fees/costs).
(b)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(c)Negative interest income is related to the impact of interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
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

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Pension and OPEB plans		Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(75)	$(60)	$(139)	$(119)
Total defined contribution plans	357	350	701	671
Total pension and OPEB cost included in noninterest expense	$282	$290	$562	$552
At June 30, 2022 and December 31, 2021, the fair values of plan assets for the Firm’s defined benefit pension and OPEB plans were $20.9 billion and $25.7 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$378	$280	$649	$636
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	441	463	976	1,011
Total noncash compensation expense related to employee share-based incentive plans	$819	$743	$1,625	$1,647
In the first quarter of 2022, in connection with its annual incentive grant for the 2021 performance year, the Firm granted 19 million RSUs and 720 thousand PSUs with weighted-average grant date fair values of $151.06 per RSU and $149.99 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2022, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
During the second quarter of 2022, the Firm transferred $73.2 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized losses of $4.6 billion on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2022				December 31, 2021
(in millions)	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$68,511	$252	$5,074	$63,689	$72,800	$736	$993	$72,543
Residential:
U.S.	1,764	1	55	1,710	2,128	38	2	2,164
Non-U.S.	3,776	9	20	3,765	3,882	25	1	3,906
Commercial	2,271	—	118	2,153	4,944	22	17	4,949
Total mortgage-backed securities	76,322	262	5,267	71,317	83,754	821	1,013	83,562
U.S. Treasury and government agencies	113,811	323	4,150	109,984	178,038	668	1,243	177,463
Obligations of U.S. states and municipalities	10,381	98	346	10,133	14,890	972	2	15,860
Non-U.S. government debt securities	16,223	36	451	15,808	16,163	92	46	16,209
Corporate debt securities	353	—	34	319	332	8	19	321
Asset-backed securities:
Collateralized loan obligations	11,268	1	297	10,972	9,674	6	18	9,662
Other	3,546	23	33	3,536	5,403	47	2	5,448
Total available-for-sale securities	231,904	743	10,578	222,069	308,254	2,614	2,343	308,525
Held-to-maturity securities(a)
Mortgage-backed securities:
U.S. GSEs and government agencies	117,088	7	8,734	108,361	102,556	1,400	853	103,103
U.S. Residential	11,206	1	834	10,373	7,316	1	106	7,211
Commercial	10,076	2	545	9,533	3,730	11	54	3,687
Total mortgage-backed securities	138,370	10	10,113	128,267	113,602	1,412	1,013	114,001
U.S. Treasury and government agencies	226,362	—	13,506	212,856	185,204	169	2,103	183,270
Obligations of U.S. states and municipalities	19,167	78	939	18,306	13,985	453	44	14,394
Asset-backed securities:
Collateralized loan obligations	55,121	—	1,521	53,600	48,869	75	22	48,922
Other	2,629	—	71	2,558	2,047	1	7	2,041
Total held-to-maturity securities	441,649	88	26,150	415,587	363,707	2,110	3,189	362,628
Total investment securities, net of allowance for credit losses	$673,553	$831	$36,728	$637,656	$671,961	$4,724	$5,532	$671,153
(a)The Firm purchased $14.3 billion and $27.5 billion of HTM securities for the three and six months ended June 30, 2022, respectively, and $31.8 billion and $63.1 billion for the three and six months ended June 30, 2021, respectively.
(b)The amortized cost of investment securities is reported net of allowance for credit losses of $47 million and $42 million at June 30, 2022 and December 31, 2021, respectively.
(c)Excludes $2.0 billion and $1.9 billion of accrued interest receivables at June 30, 2022 and December 31, 2021, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and six months ended June 30, 2022 and 2021. Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for accrued interest receivables on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2022 and December 31, 2021. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $9.2 billion and $2.2 billion, at June 30, 2022 and December 31, 2021, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2022 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,603	$54	$30	$1	$1,633	$55
Non-U.S.	3,392	20	—	—	3,392	20
Commercial	1,827	93	326	25	2,153	118
Total mortgage-backed securities	6,822	167	356	26	7,178	193
Obligations of U.S. states and municipalities	4,258	341	13	5	4,271	346
Non-U.S. government debt securities	9,832	374	1,313	77	11,145	451
Corporate debt securities	249	4	37	30	286	34
Asset-backed securities:
Collateralized loan obligations	9,392	258	1,538	39	10,930	297
Other	2,606	30	149	3	2,755	33
Total available-for-sale securities with gross unrealized losses	$33,159	$1,174	$3,406	$180	$36,565	$1,354

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$303	$1	$45	$1	$348	$2
Non-U.S.	133	1	—	—	133	1
Commercial	2,557	5	349	12	2,906	17
Total mortgage-backed securities	2,993	7	394	13	3,387	20
Obligations of U.S. states and municipalities	120	2	—	—	120	2
Non-U.S. government debt securities	5,060	37	510	9	5,570	46
Corporate debt securities	166	1	46	18	212	19
Asset-backed securities:
Collateralized loan obligations	8,110	18	208	—	8,318	18
Other	89	—	178	2	267	2
Total available-for-sale securities with gross unrealized losses	$16,538	$65	$1,336	$42	$17,874	$107

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both June 30, 2022 and December 31, 2021, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $47 million and $87 million as of June 30, 2022 and 2021, respectively.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Realized gains	$69	$184	$82	$421
Realized losses	(222)	(339)	(629)	(562)
Investment securities gains/(losses)	$(153)	$(155)	$(547)	$(141)

Provision for credit losses	$6	$(7)	$5	$9

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2022, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2022 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$2	$3,358	$4,197	$68,765	$76,322
Fair value	2	3,197	4,296	63,822	71,317
Average yield(a)	0.23%	1.08%	2.56%	2.73%	2.64%
U.S. Treasury and government agencies
Amortized cost	$12,135	$84,714	$10,105	$6,857	$113,811
Fair value	12,106	81,398	9,460	7,020	109,984
Average yield(a)	1.56%	0.54%	1.60%	1.89%	0.83%
Obligations of U.S. states and municipalities
Amortized cost	$17	$132	$801	$9,431	$10,381
Fair value	17	132	812	9,172	10,133
Average yield(a)	5.75%	4.91%	4.71%	4.32%	4.36%
Non-U.S. government debt securities
Amortized cost	$6,924	$4,608	$3,530	$1,161	$16,223
Fair value	6,920	4,507	3,315	1,066	15,808
Average yield(a)	1.94%	2.59%	1.30%	1.18%	1.93%
Corporate debt securities
Amortized cost	$—	$339	$14	$—	$353
Fair value	—	306	13	—	319
Average yield(a)	—%	12.26%	2.33%	—%	11.86%
Asset-backed securities
Amortized cost	$112	$1,730	$3,697	$9,275	$14,814
Fair value	110	1,715	3,635	9,048	14,508
Average yield(a)	1.88%	2.99%	2.09%	2.38%	2.37%
Total available-for-sale securities
Amortized cost	$19,190	$94,881	$22,344	$95,489	$231,904
Fair value	19,155	91,255	21,531	90,128	222,069
Average yield(a)	1.70%	0.75%	1.93%	2.77%	1.78%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$1,736	$11,890	$124,754	$138,380
Fair value	—	1,652	10,975	115,640	128,267
Average yield(a)	—%	1.99%	2.44%	2.78%	2.74%
U.S. Treasury and government agencies
Amortized cost	$24,373	$132,070	$69,919	$—	$226,362
Fair value	24,162	126,512	62,182	—	212,856
Average yield(a)	0.63%	0.67%	1.25%	—%	0.84%
Obligations of U.S. states and municipalities
Amortized cost	$—	$79	$2,014	$17,111	$19,204
Fair value	—	75	2,000	16,231	18,306
Average yield(a)	—%	2.96%	3.96%	4.13%	4.10%
Asset-backed securities
Amortized cost	$—	$—	$15,143	$42,607	$57,750
Fair value	—	—	14,928	41,230	56,158
Average yield(a)	—%	—%	2.01%	2.02%	2.02%
Total held-to-maturity securities
Amortized cost	$24,373	$133,885	$98,966	$184,472	$441,696
Fair value	24,162	128,239	90,085	173,101	415,587
Average yield(a)	0.63%	0.69%	1.56%	2.73%	1.73%
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
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately eight years for agency residential MBS, seven years for agency residential collateralized mortgage obligations and six years for nonagency residential collateralized mortgage obligations.

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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2022 and December 31, 2021. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	June 30, 2022
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$615,597	$(293,460)	$322,137	$(313,022)	$9,115
Securities borrowed	243,655	(41,262)	202,393	(146,087)	56,306
Liabilities
Securities sold under repurchase agreements	$511,697	$(293,460)	$218,237	$(184,439)	$33,798
Securities loaned and other(a)	54,094	(41,262)	12,832	(12,777)	55

	December 31, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,724	$(343,093)	$261,631	$(245,588)	$16,043
Securities borrowed	250,333	(44,262)	206,071	(154,599)	51,472
Liabilities
Securities sold under repurchase agreements	$532,899	$(343,093)	$189,806	$(166,456)	$23,350
Securities loaned and other(a)	52,610	(44,262)	8,348	(8,133)	215
(a)Includes securities-for-securities lending agreements of $9.7 billion and $5.6 billion at June 30, 2022 and December 31, 2021, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2022 and December 31, 2021, included $5.5 billion and $13.9 billion, respectively, of securities purchased under resale agreements; $50.4 billion and $46.4 billion, respectively, of securities borrowed; $32.7 billion and $21.6 billion, respectively, of securities sold under repurchase agreements; and $41 million and $198 million, respectively, of securities loaned and other.

The tables below present as of June 30, 2022, and December 31, 2021 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2022		December 31, 2021
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$33,382	$—	$37,046	$—
Residential - nonagency	1,448	—	1,508	—
Commercial - nonagency	2,015	—	1,463	—
U.S. Treasury, GSEs and government agencies	234,147	1,783	241,578	358
Obligations of U.S. states and municipalities	2,103	4	1,916	7
Non-U.S. government debt	162,391	1,382	174,971	1,572
Corporate debt securities	38,157	2,283	38,180	1,619
Asset-backed securities	1,343	—	1,211	—
Equity securities	36,711	48,642	35,026	49,054
Total	$511,697	$54,094	$532,899	$52,610

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2022 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$202,779	$183,881	$40,649	$84,388	$511,697
Total securities loaned and other	52,865	127	—	1,102	54,094

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$195,035	$231,171	$47,201	$59,492	$532,899
Total securities loaned and other	50,034	1,701	—	875	52,610
Transfers not qualifying for sale accounting
At June 30, 2022, and December 31, 2021, the Firm held $342 million and $440 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2022	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,631	$165,494	$584,265	$1,052,390
Held-for-sale	740	—	3,969	4,709
At fair value	13,841	—	33,215	47,056
Total	$317,212	$165,494	$621,449	$1,104,155

December 31, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$295,556	$154,296	$560,354	$1,010,206
Held-for-sale	1,287	—	7,401	8,688
At fair value	26,463	—	32,357	58,820
Total	$323,306	$154,296	$600,112	$1,077,714
(a)Excludes $3.2 billion and $2.7 billion of accrued interest receivables at June 30, 2022, and December 31, 2021, respectively. The Firm wrote off accrued interest receivables of $8 million for both the three months ended June 30, 2022 and 2021, and $20 million and $21 million for the six months ended June 30, 2022 and 2021, respectively. Prior-period amounts have been revised to conform with the current presentation.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2022, and December 31, 2021.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2022					2021
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$973	(b)(c)	$—	$228	$1,201	$111	(b)(c)	$—	$301	$412
Sales	82		—	12,005	12,087	—		—	8,751	8,751
Retained loans reclassified to held-for-sale(a)	66		—	415	481	87		—	892	979

	2022					2021
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,092	(b)(c)	$—	$394	$1,486	$302	(b)(c)	$—	$527	$829
Sales	129		—	21,712	21,841	181		—	14,481	14,662
Retained loans reclassified to held-for-sale(a)	142		—	688	830	249		—	1,664	1,913
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and six months ended June 30, 2022 and 2021. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $6.0 billion and $5.0 billion for the three months ended June 30, 2022 and 2021, respectively, and $9.2 billion and $12.0 billion for the six months ended June 30, 2022 and 2021, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and six months ended June 30, 2022 was $(352) million and $(314) million, respectively, of which $(67) million and $(32) million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and six months ended June 30, 2021 was $62 million and $194 million, respectively, of which $47 million and $182 million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2022	December 31, 2021
Residential real estate	$237,142	$224,795
Auto and other(a)	65,489	70,761
Total retained loans	$302,631	$295,556
(a)At June 30, 2022 and December 31, 2021, included $1.5 billion and $5.4 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	June 30, 2022
	Term loans by origination year(d)						Revolving loans		Total
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$30,550	$67,493	$44,816	$16,118	$6,750	$53,243	$5,906	$10,616	$235,492
30–149 days past due	7	20	11	14	10	545	9	164	780
150 or more days past due	—	—	3	11	13	633	5	205	870
Total retained loans	$30,557	$67,513	$44,830	$16,143	$6,773	$54,421	$5,920	$10,985	$237,142
% of 30+ days past due to total retained loans(c)	0.02%	0.03%	0.03%	0.15%	0.34%	2.11%	0.24%	3.36%	0.68%

(in millions, except ratios)	December 31, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$68,742	$48,334	$18,428	$7,929	$11,684	$49,147	$6,392	$11,807	$222,463
30–149 days past due	13	23	27	27	22	578	11	182	883
150 or more days past due	—	11	21	25	33	1,069	6	284	1,449
Total retained loans	$68,755	$48,368	$18,476	$7,981	$11,739	$50,794	$6,409	$12,273	$224,795
% of 30+ days past due to total retained loans(c)	0.02%	0.07%	0.26%	0.65%	0.47%	3.18%	0.27%	3.80%	1.02%
(a)At June 30, 2022 and December 31, 2021, individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $30 million and $35 million; 30–149 days past due included $11 million for both periods; and 150 or more days past due included $21 million and $20 million, respectively.
(b)At June 30, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At June 30, 2022 and December 31, 2021, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $32 million and $31 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)(d)	$4,076	$4,759
90 or more days past due and government guaranteed(e)	24	24

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$2	$2
Less than 660	1	2
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	31	37
Less than 660	5	15
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,718	2,701
Less than 660	51	89
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	222,880	209,295
Less than 660	9,149	9,658
No FICO/LTV available	2,243	2,930
U.S. government-guaranteed	62	66
Total retained loans	$237,142	$224,795

Weighted average LTV ratio(f)(i)	48%	50%
Weighted average FICO(g)(i)	767	765

Geographic region(j)
California	$72,803	$71,383
New York	34,406	32,545
Florida	18,408	16,182
Texas	15,099	13,865
Illinois	11,572	11,565
Colorado	9,734	8,885
Washington	8,892	8,292
New Jersey	7,097	6,832
Massachusetts	6,378	6,105
Connecticut	5,409	5,242
All other(k)	47,344	43,899
Total retained loans	$237,142	$224,795
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At June 30, 2022, approximately 5% of Chapter 7 residential real estate loans were 30 days or more past due.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was $45 million and $41 million and $90 million and $86 million for the three and six months ended June 30, 2022 and 2021, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At June 30, 2022 and December 31, 2021, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at June 30, 2022 and December 31, 2021.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2022.
(k)At June 30, 2022 and December 31, 2021, included mortgage loans insured by U.S. government agencies of $62 million and $66 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $115 million and $307 million for the three months ended June 30, 2022 and 2021, respectively, and $233 million and $558 million for the six months ended June 30, 2022 and 2021, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of loans approved for a trial modification	1,165	1,165	2,691	2,566
Number of loans permanently modified	1,289	1,186	2,831	2,900
Concession granted:(a)
Interest rate reduction	45%	78%	56%	74%
Term or payment extension	54	51	67	45
Principal and/or interest deferred	10	18	12	26
Principal forgiveness	1	—	1	2
Other(b)	46	34	36	44
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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.76%	4.39%	4.55%	4.51%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.36	2.85	3.31	2.90
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22	22	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	36	39	38
Charge-offs recognized upon permanent modification	$1	$—	$1	$—
Principal deferred	4	6	11	18
Principal forgiven	—	—	1	1
Balance of loans that redefaulted within one year of permanent modification(a)	$27	$21	$70	$45

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
At June 30, 2022, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were six years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At June 30, 2022 and December 31, 2021, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $696 million and $619 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	June 30, 2022
(in millions, except ratios)	Term loans by origination year								Revolving loans
	2022	2021		2020		2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$12,488	$26,358	(b)	$14,459	(b)	$5,507	$2,412	$1,269	$2,241	$116	$64,850
30–119 days past due	104	193		99		69	38	28	11	5	547
120 or more days past due	—	—		81		1	—	1	4	5	92
Total retained loans	$12,592	$26,551		$14,639		$5,577	$2,450	$1,298	$2,256	$126	$65,489
% of 30+ days past due to total retained loans(a)	0.83%	0.72%		0.57%		1.26%	1.55%	2.23%	0.66%	7.94%	0.83%

	December 31, 2021
(in millions, except ratios)	Term loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$35,323	(c)	$18,324	(c)	$7,443	$3,671	$1,800	$666	$2,242	$120	$69,589
30–119 days past due	192		720		88	53	31	21	12	6	1,123
120 or more days past due	—		35		—	—	1	1	5	7	49
Total retained loans	$35,515		$19,079		$7,531	$3,724	$1,832	$688	$2,259	$133	$70,761
% of 30+ days past due to total retained loans(a)	0.54%		0.47%		1.17%	1.42%	1.75%	3.20%	0.75%	9.77%	0.71%	(d)
(a)At June 30, 2022 and December 31, 2021, auto and other loans excluded $97 million and $667 million, respectively, of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee.
(b)Includes $1.3 billion of loans originated in 2021 and $197 million of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)Includes $4.4 billion of loans originated in 2021 and $1.0 billion of loans originated in 2020 in Business Banking under the PPP.
(d)Prior-period amount has been revised to conform with the current presentation.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	June 30, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)	$110	$119

Geographic region(d)
California	$10,344	$11,163
Texas	7,446	7,859
Florida	4,845	4,901
New York	4,625	5,848
Illinois	2,718	2,930
New Jersey	2,232	2,355
Pennsylvania	1,869	2,004
Georgia	1,719	1,748
Louisiana	1,693	1,801
Arizona	1,681	1,887
All other	26,317	28,265
Total retained loans	$65,489	$70,761
(a)At June 30, 2022 and December 31, 2021, nonaccrual loans excluded $86 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, of which $81 million and $35 million, respectively, were no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at June 30, 2022 and December 31, 2021.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2022 and 2021.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2022.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and six months ended June 30, 2022 and 2021. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2022 and December 31, 2021 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	June 30, 2022
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$163,010	$750	$163,760
30–89 days past due and still accruing	841	51	892
90 or more days past due and still accruing	816	26	842
Total retained loans	$164,667	$827	$165,494
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.01%	9.31%	1.05%
% of 90+ days past due to total retained loans	0.50	3.14	0.51

(in millions, except ratios)	December 31, 2021
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$151,798	$901	$152,699
30–89 days past due and still accruing	770	59	829
90 or more days past due and still accruing	741	27	768
Total retained loans	$153,309	$987	$154,296
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.99%	8.71%	1.04%
% of 90+ days past due to total retained loans	0.48	2.74	0.50
(a)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2022	December 31, 2021
Geographic region(a)
California	$24,954	$23,030
Texas	17,138	15,879
New York	13,616	12,652
Florida	11,205	10,412
Illinois	9,198	8,530
New Jersey	6,854	6,367
Ohio	5,231	4,923
Colorado	5,029	4,573
Pennsylvania	4,943	4,708
Michigan	3,988	3,773
All other	63,338	59,449
Total retained loans	$165,494	$154,296
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	88.2%	88.5%
Less than 660	11.6	11.3
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2022.

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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance of new TDRs(a)	$81	$90	$163	$233
Weighted-average interest rate of loans – before TDR	18.94%	17.92%	18.47%	17.81%
Weighted-average interest rate of loans – after TDR	4.62	5.15	4.75	5.20
Balance of loans that redefaulted within one year of modification(b)	$8	$13	$17	$32
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
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
(in millions, except ratios)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Loans by risk ratings
Investment-grade	$97,344	$92,369	$78,452	$75,783	$244,149	$241,859	$419,945	$410,011
Noninvestment-grade:
Noncriticized	22,230	22,495	72,066	62,039	55,399	52,440	149,695	136,974
Criticized performing	3,546	3,645	7,971	6,900	1,025	770	12,542	11,315
Criticized nonaccrual(a)	328	326	986	969	769	759	2,083	2,054
Total noninvestment-grade	26,104	26,466	81,023	69,908	57,193	53,969	164,320	150,343
Total retained loans	$123,448	$118,835	$159,475	$145,691	$301,342	$295,828	$584,265	$560,354
% of investment-grade to total retained loans	78.85%	77.73%	49.19%	52.02%	81.02%	81.76%	71.88%	73.17%
% of total criticized to total retained loans	3.14	3.34	5.62	5.40	0.60	0.52	2.50	2.39
% of criticized nonaccrual to total retained loans	0.27	0.27	0.62	0.67	0.26	0.26	0.36	0.37
(a)At June 30, 2022 and December 31, 2021 nonaccrual loans excluded $33 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	June 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$15,386	$23,092	$15,162	$15,702	$6,329	$20,509	$1,156	$8	$97,344
Noninvestment-grade	3,146	5,203	3,464	3,823	2,919	6,831	717	1	26,104
Total retained loans	$18,532	$28,295	$18,626	$19,525	$9,248	$27,340	$1,873	$9	$123,448

	Secured by real estate
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$23,346	$16,030	$17,265	$8,103	$7,325	$19,066	$1,226	$8	$92,369
Noninvestment-grade	5,364	3,826	4,564	3,806	2,834	5,613	458	1	26,466
Total retained loans	$28,710	$19,856	$21,829	$11,909	$10,159	$24,679	$1,684	$9	$118,835

	Commercial and industrial
(in millions)	June 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$15,298	$11,588	$4,517	$2,498	$898	$1,419	$42,169	$65	$78,452	(a)
Noninvestment-grade	12,384	14,389	4,665	3,363	1,245	968	43,930	79	81,023
Total retained loans	$27,682	$25,977	$9,182	$5,861	$2,143	$2,387	$86,099	$144	$159,475

	Commercial and industrial
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,342	$6,268	$3,609	$1,269	$1,108	$819	$41,367	$1	$75,783	(b)
Noninvestment-grade	19,314	7,112	4,559	2,177	930	430	35,312	74	69,908
Total retained loans	$40,656	$13,380	$8,168	$3,446	$2,038	$1,249	$76,679	$75	$145,691
(a)At June 30, 2022, $311 million of the $368 million total PPP loans in the wholesale portfolio were commercial and industrial. Of the $311 million, $176 million were originated in 2021 and $135 million were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)At December 31, 2021, $1.1 billion of the $1.3 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $1.1 billion, $698 million were originated in 2021 and $396 million were originated in 2020.

	Other(a)
(in millions)	June 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$22,907	$17,185	$15,373	$4,978	$2,268	$8,932	$171,265	$1,241	$244,149
Noninvestment-grade	10,701	8,223	2,204	1,031	555	662	33,677	140	57,193
Total retained loans	$33,608	$25,408	$17,577	$6,009	$2,823	$9,594	$204,942	$1,381	$301,342

	Other(a)
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$26,782	$17,829	$6,125	$2,885	$3,868	$7,651	$176,118	$601	$241,859
Noninvestment-grade	16,905	2,399	1,455	935	218	467	31,585	5	53,969
Total retained loans	$43,687	$20,228	$7,580	$3,820	$4,086	$8,118	$207,703	$606	$295,828
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Retained loans secured by real estate	$77,370	$73,801	$46,078	$45,034	$123,448	$118,835
Criticized	1,714	1,671	2,160	2,300	3,874	3,971
% of criticized to total retained loans secured by real estate	2.22%	2.26%	4.69%	5.11%	3.14%	3.34%
Criticized nonaccrual	$75	$91	$253	$235	$328	$326
% of criticized nonaccrual loans to total retained loans secured by real estate	0.10%	0.12%	0.55%	0.52%	0.27%	0.27%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Loans by geographic distribution(a)
Total U.S.	$120,309	$115,732	$119,337	$106,449	$218,334	$215,750	$457,980	$437,931
Total non-U.S.	3,139	3,103	40,138	39,242	83,008	80,078	126,285	122,423
Total retained loans	$123,448	$118,835	$159,475	$145,691	$301,342	$295,828	$584,265	$560,354
Loan delinquency
Current and less than 30 days past due and still accruing	$122,833	$118,163	$156,966	$143,459	$298,606	$293,358	$578,405	$554,980
30–89 days past due and still accruing	189	331	1,224	1,193	1,884	1,590	3,297	3,114
90 or more days past due and still accruing(b)	98	15	299	70	83	121	480	206
Criticized nonaccrual(c)	328	326	986	969	769	759	2,083	2,054
Total retained loans	$123,448	$118,835	$159,475	$145,691	$301,342	$295,828	$584,265	$560,354
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
(c)At June 30, 2022 and December 31, 2021 nonaccrual loans excluded $33 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Nonaccrual loans
With an allowance	$247	$254	$656	$604	$522	$286	$1,425	$1,144
Without an allowance(a)	81	72	330	365	247	473	658	910
Total nonaccrual loans(b)	$328	$326	$986	$969	$769	$759	$2,083	$2,054
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2022 and 2021.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. New TDRs were $60 million and $224 million for the three months ended June 30, 2022, and 2021, respectively and $479 million and $652 million for the six months ended June 30, 2022 and 2021, respectively. New TDRs for the three months ended June 30, 2022 and 2021 reflected extending maturity dates and covenant waivers primarily in the Commercial and Industrial loan class. New TDRs for the six months ended June 30, 2022 and 2021 reflected modifications that included extending maturity dates and covenant waivers for both periods as well as the receipt of assets in partial satisfaction of the loan in 2021 predominantly in the Commercial and Industrial loan class . The impact of these modifications resulting in new TDRs was not material to the Firm for the three and six months ended June 30, 2022 and 2021.
The carrying value of TDRs was $852 million and $607 million as of June 30, 2022, and December 31, 2021, respectively.

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

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K and Note 9 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2022				2021
Six month ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	384	1,505	123	2,012	308	2,213	135	2,656
Gross recoveries collected	(311)	(419)	(43)	(773)	(318)	(475)	(72)	(865)
Net charge-offs/(recoveries)	73	1,086	80	1,239	(10)	1,738	63	1,791
Provision for loan losses	237	1,236	1,125	2,598	(1,746)	(3,562)	(1,730)	(7,038)
Other	—	—	5	5	(2)	—	3	1
Ending balance at June 30	$1,929	$10,400	$5,421	$17,750	$1,898	$12,500	$5,102	$19,500

Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(2)	—	(37)	(39)	(46)	—	634	588
Other	(1)	—	1	—	1	—	—	1
Ending balance at June 30	$110	$—	$2,112	$2,222	$142	$—	$2,856	$2,998
Total allowance for investment securities	NA	NA	NA	47	NA	NA	NA	87
Total allowance for credit losses	$2,039	$10,400	$7,533	$20,019	$2,040	$12,500	$7,958	$22,585

Allowance for loan losses by impairment methodology
Asset-specific(a)	$(676)	$227	$332	$(117)	$(557)	$443	$488	$374
Portfolio-based	2,605	10,173	5,089	17,867	2,455	12,057	4,614	19,126
Total allowance for loan losses	$1,929	$10,400	$5,421	$17,750	$1,898	$12,500	$5,102	$19,500

Loans by impairment methodology
Asset-specific(a)	$12,683	$827	$2,408	$15,918	$15,187	$1,180	$3,010	$19,377
Portfolio-based	289,948	164,667	581,857	1,036,472	282,544	139,899	521,845	944,288
Total retained loans	$302,631	$165,494	$584,265	$1,052,390	$297,731	$141,079	$524,855	$963,665

Collateral-dependent loans
Net charge-offs	$(15)	$—	$8	$(7)	$23	$—	$6	$29
Loans measured at fair value of collateral less cost to sell	3,935	—	607	4,542	4,689	—	341	5,030

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$78	$78	$—	$—	$150	$150
Portfolio-based	110	—	2,034	2,144	142	—	2,706	2,848
Total allowance for lending-related commitments(b)	$110	$—	$2,112	$2,222	$142	$—	$2,856	$2,998

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$397	$397	$—	$—	$851	$851
Portfolio-based(c)	26,809	—	448,362	475,171	36,092	—	459,078	495,170
Total lending-related commitments	$26,809	$—	$448,759	$475,568	$36,092	$—	$459,929	$496,021
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
(c)At June 30, 2022 and 2021, lending-related commitments excluded $13.7 billion and $20.8 billion, respectively, for the consumer, excluding credit card portfolio segment; $774.0 billion and $682.5 billion, respectively, for the credit card portfolio segment; and $38.7 billion and $42.7 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2022 was $20.0 billion, an increase of $1.3 billion from December 31, 2021, consisting of: $1.0 billion in wholesale and $311 million in consumer.
The change in allowance reflects the increased weight placed on the adverse scenarios in the current year, due to the ongoing effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine, and a modest deterioration in the Firm's macroeconomic forecast. The increase in the allowance was also driven by loan growth in Card and CB in the second quarter of 2022, and client-specific Russia and Russia-associated downgrades in CIB and AWM in the first quarter of 2022.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in weighted average U.S. unemployment rates above 4% through the fourth quarter of 2023, and a 1.1% lower U.S. real GDP level exiting the fourth quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2022
	4Q22	2Q23	4Q23
U.S. unemployment rate(a)	3.6%	3.6%	3.7%
YoY growth in U.S. real GDP(b)	1.3%	1.7%	1.2%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of June 30, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 57-61, Wholesale Credit Portfolio on pages 62-70 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 83-85 for further information on the allowance for credit losses and related management judgments.

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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	152
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	152-154
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	152-154
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	154
	Municipal bond vehicles	Financing of municipal bond investments	154
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 155-157 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2022 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$57,928	$811	$49,640	$683	$1,959	$26	$2,668
Subprime	10,170	—	9,446	4	—	—	4
Commercial and other(b)	163,168	—	113,129	754	5,112	586	6,452
Total	$231,266	$811	$172,215	$1,441	$7,071	$612	$9,124

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,085	$942	$47,029	$974	$684	$95	$1,753
Subprime	10,966	27	10,115	2	—	—	2
Commercial and other(b)	150,694	—	93,698	671	3,274	506	4,451
Total	$216,745	$969	$150,842	$1,647	$3,958	$601	$6,206
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $202 million and $44 million, respectively, at June 30, 2022, and $145 million and $36 million, respectively, at December 31, 2021, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of June 30, 2022 and December 31, 2021, 86% and 79%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.6 billion and $1.6 billion of investment-grade retained interests, and $52 million and $131 million of noninvestment-grade retained interests at June 30, 2022, and December 31, 2021, respectively. The retained interests in commercial and other securitization trusts consisted of $5.4 billion and $3.5 billion of investment-grade retained interests, and $1.0 billion and $929 million of noninvestment-grade retained interests at June 30, 2022 and December 31, 2021, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Transfers of securities to VIEs
U.S. GSEs and government agencies	$7,373	$18,794	$13,449	$31,899
The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2022 and 2021, respectively and retained interests in any such Firm-sponsored VIEs as of June 30, 2022 and December 31, 2021 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2022	December 31, 2021
U.S. GSEs and government agencies
Interest in VIEs	$2,470	$1,947
As of June 30, 2022, and December 31, 2021, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.1 billion and $13.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2022, and December 31, 2021, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $13.1 billion and $13.4 billion at June 30, 2022, and December 31, 2021, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2022, and December 31, 2021.

	Assets					Liabilities
June 30, 2022 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$10,852		$114	$10,966	$1,749	$1	$1,750
Firm-administered multi-seller conduits	—	18,886		116	19,002	6,993	39	7,032
Municipal bond vehicles	2,012	—		4	2,016	1,744	3	1,747
Mortgage securitization entities(a)	—	830		17	847	154	72	226
Other	—	1,109	(b)	316	1,425	—	152	152
Total	$2,012	$31,677		$567	$34,256	$10,640	$267	$10,907

	Assets					Liabilities
December 31, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,108		$102	$11,210	$2,397	$1	$2,398
Firm-administered multi-seller conduits	1	19,883		71	19,955	6,198	41	6,239
Municipal bond vehicles	2,009	—		2	2,011	1,976	—	1,976
Mortgage securitization entities(a)	—	955		32	987	179	85	264
Other	—	1,078	(b)	283	1,361	—	118	118
Total	$2,010	$33,024		$490	$35,524	$10,750	$245	$10,995
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $1.9 billion and $2.6 billion at June 30, 2022, and December 31, 2021, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $27.5 billion and $26.8 billion, of which $9.8 billion and $9.4 billion was unfunded at June 30, 2022 and December 31, 2021, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2021 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at June 30, 2022 and December 31, 2021 was $6.9 billion and $6.8 billion, respectively. The fair value of assets held by such VIEs at June 30, 2022 and December 31, 2021 was $9.4 billion and $10.5 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, and commercial mortgages.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2022 and 2021, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$3,028	$3,950	$4,115	$2,876	$9,523	$7,058	$8,192	$4,788
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$2,754	$3,869	$4,218	$2,909	$9,129	$6,975	$8,452	$4,879
Servicing fees collected	20	—	41	—	44	—	82	—
Cash flows received on interests	127	54	173	71	282	125	356	123
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Carrying value of loans sold	$10,721	$24,459	$34,389	$47,606
Proceeds received from loan sales as cash	4	24	13	40
Proceeds from loan sales as securities(a)(b)	10,551	24,033	33,809	46,782
Total proceeds received from loan sales(c)	$10,555	$24,057	$33,822	$46,822
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$4
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2022 and December 31, 2021. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Jun 30, 2022	Dec 31, 2021
Loans repurchased or option to repurchase(a)	$826	$1,022
Real estate owned	8	5
Foreclosed government-guaranteed residential mortgage loans(b)	25	36
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2022, and December 31, 2021.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	2022	2021	2022	2021
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$49,640	$47,029	$1,732	$2,466	$(21)	$2	$(27)	$14
Subprime	9,446	10,115	1,397	1,609	(3)	—	(3)	18
Commercial and other	113,129	93,698	957	1,456	5	—	11	21
Total loans securitized	$172,215	$150,842	$4,086	$5,531	$(19)	$2	$(19)	$53

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	June 30, 2022	December 31, 2021
Consumer & Community Banking	$31,907	$31,474
Corporate & Investment Bank	7,931	7,906
Commercial Banking	2,986	2,986
Asset & Wealth Management	7,223	7,222
Corporate	650	727
Total goodwill	$50,697	$50,315
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$50,298	$49,243	$50,315	$49,248
Changes during the period from:
Business combinations(a)	470	—	470	—
Other(b)	(71)	13	(88)	8
Balance at June 30,	$50,697	$49,256	$50,697	$49,256
(a)For the three and six months ended June 30, 2022, represents estimated goodwill associated with the acquisitions of Frosch Travel Group, LLC in CCB and Volkswagen Payments S.A. in CIB.
(b)Primarily foreign currency adjustments and, in 2021, adjustments to goodwill related to prior period acquisitions.
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
As of June 30, 2022, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of June 30, 2022, or December 31, 2021, nor was goodwill written off due to impairment during the six months ended June 30, 2022 or 2021.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2022 and 2021.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2022	2021	2022	2021
Fair value at beginning of period	$7,294	$4,470	$5,494	$3,276
MSR activity:
Originations of MSRs	181	419	596	823
Purchase of MSRs	160	395	875	574
Disposition of MSRs (a)	(614)	(25)	(671)	(24)
Net additions/(dispositions)	(273)	789	800	1,373

Changes due to collection/realization of expected cash flows	(236)	(182)	(468)	(369)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	653	(500)	1,547	336
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	1	—	(23)
Discount rates	—	—	—	—
Prepayment model changes and other(c)	1	(29)	66	(44)
Total changes in valuation due to other inputs and assumptions	1	(28)	66	(67)
Total changes in valuation due to inputs and assumptions	654	(528)	1,613	269
Fair value at June 30	$7,439	$4,549	$7,439	$4,549
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30	$654	$(528)	$1,613	$269
Contractual service fees, late fees and other ancillary fees included in income	395	307	765	598
Third-party mortgage loans serviced at June 30, (in billions)	576	465	576	465
Servicer advances, net of an allowance for uncollectible amounts, at June 30, (in billions)(d)	1.2	1.7	1.2	1.7
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
CCB mortgage fees and related income
Production revenue	$150	$517	$361	$1,274

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	435	316	803	564
Changes in MSR asset fair value due to collection/realization of expected cash flows	(236)	(182)	(468)	(369)
Total operating revenue	199	134	335	195
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	653	(500)	1,547	336
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	1	(28)	66	(67)
Changes in derivative fair value and other	(626)	425	(1,476)	(487)
Total risk management	28	(103)	137	(218)
Total net mortgage servicing revenue	227	31	472	(23)

Total CCB mortgage fees and related income	377	548	833	1,251

All other	1	3	5	4
Mortgage fees and related income	$378	$551	$838	$1,255
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2022, and December 31, 2021, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2022	Dec 31, 2021
Weighted-average prepayment speed assumption (constant prepayment rate)	6.72%	9.90%
Impact on fair value of 10% adverse change	$(189)	$(210)
Impact on fair value of 20% adverse change	(366)	(404)
Weighted-average option adjusted spread(a)	5.79%	6.44%
Impact on fair value of a 100 basis point adverse change	$(318)	$(225)
Impact on fair value of a 200 basis point adverse change	(611)	(433)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2021 Form 10-K for further information on deposits.
At June 30, 2022 and December 31, 2021, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2022	December 31, 2021
U.S. offices
Noninterest-bearing (included $11,247 and $8,115 at fair value)(a)	$714,478	$711,525	(b)
Interest-bearing (included $589 and $629 at fair value)(a)	1,343,802	1,359,932	(b)
Total deposits in U.S. offices	2,058,280	2,071,457
Non-U.S. offices
Noninterest-bearing (included $1,135 and $2,420 at fair value)(a)	26,983	26,229
Interest-bearing (included $299 and $169 at fair value)(a)	386,281	364,617
Total deposits in non-U.S. offices	413,264	390,846
Total deposits	$2,471,544	$2,462,303
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.
(b)Prior-period amount has been revised to conform with the current presentation.
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2022, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	June 30, 2022	December 31, 2021
Right-of-use assets	$7,965	$7,888
Lease liabilities	8,326	8,328
The Firm’s net rental expense was $484 million and $483 million for the three months ended June 30, 2022 and 2021 and $976 million and $974 million for the six months ended June 30, 2022 and 2021, respectively.
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
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease income	$945	$1,277	$1,993	$2,602
Depreciation expense	668	876	1,379	1,809

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of June 30, 2022 and December 31, 2021, and the quarterly dividend declarations for the three and six months ended June 30, 2022 and 2021.

	Shares		Carrying value (in millions)			Contractual rate in effect at June 30, 2022	Earliest redemption date	Floating annualized rate(a)	Dividend declared per share
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	Issue date				Three months ended June 30,		Six months ended June 30,
									2022	2021	2022	2021
Fixed-rate:
Series AA	—	—	$—	$—	6/4/2015	—%	9/1/2020	NA	$—	$152.50	$—	$305.00
Series BB	—	—	—	—	7/29/2015	—	9/1/2020	NA	—	153.75	—	307.50
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	287.50	287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	300.00	300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	237.50	237.50
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	93.53	227.50	93.53	(b)
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	—	231.26	—	(c)
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	NA	210.00	NA
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$119.03	$92.40	$211.16	$185.46
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	257.50	257.50
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	300.00	300.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	337.50	337.50
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	306.25	306.25
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	108.36	89.02	194.76	174.99
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	305.00	305.00
Series Z	—	200,000	—	2,000	4/21/2015	—	5/1/2020	LIBOR + 3.80	—	100.50	—	201.74
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	231.25	231.25
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	250.00	250.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	230.00	230.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	200.00	200.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	—	182.50	—	(c)
Total preferred stock	3,283,750	3,483,750	$32,838	$34,838
(a)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury (“CMT”) rate, as applicable, plus the spreads noted above.
(b)The initial dividend declared is prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(c)No dividends were declared from the original issue date through June 30, 2021.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $33.2 billion at June 30, 2022.
Redemptions
On February 1, 2022, the Firm redeemed all $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z.
On June 1, 2021, the Firm redeemed all $1.43 billion of its 6.10% non-cumulative preferred stock, Series AA and all $1.15 billion of its 6.15% non-cumulative preferred stock, Series BB.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic earnings per share
Net income	$8,649	$11,948	$16,931	$26,248
Less: Preferred stock dividends	410	393	807	772
Net income applicable to common equity	8,239	11,555	16,124	25,476
Less: Dividends and undistributed earnings allocated to participating securities	44	59	85	130
Net income applicable to common stockholders	$8,195	$11,496	$16,039	$25,346

Total weighted-average basic shares outstanding	2,962.2	3,036.6	2,969.6	3,054.9
Net income per share	$2.77	$3.79	$5.40	$8.30

Diluted earnings per share
Net income applicable to common stockholders	$8,195	$11,496	$16,039	$25,346
Total weighted-average basic shares outstanding	2,962.2	3,036.6	2,969.6	3,054.9
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	4.1	5.3	4.1	5.4
Total weighted-average diluted shares outstanding	2,966.3	3,041.9	2,973.7	3,060.3
Net income per share	$2.76	$3.78	$5.39	$8.28

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

As of or for the three months ended June 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2022	$(4,813)		$(996)	$(21)	$(3,087)	$(143)	$(507)	$(9,567)
Net change	(4,031)		(679)	51	(1,348)	20	1,185	(4,802)
Balance at June 30, 2022	$(8,844)	(a)	$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)

As of or for the three months ended June 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2021	$3,841		$(723)	$(140)	$134	$(1,064)	$(1,007)	$1,041
Net change	674		64	(23)	591	9	214	1,529
Balance at June 30, 2021	$4,515	(a)	$(659)	$(163)	$725	$(1,055)	$(793)	$2,570

As of or for the six month ended June 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2022	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(11,484)		(741)	161	(4,139)	87	1,831	(14,285)
Balance at June 30, 2022	$(8,844)	(a)	$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)

As of or for the six months ended June 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(3,665)		(186)	(51)	(1,658)	77	67	(5,416)
Balance at June 30, 2021	$4,515	(a)	$(659)	$(163)	$725	$(1,055)	$(793)	$2,570
(a)As of June 30, 2022 and 2021 includes after-tax net unamortized unrealized gains/(losses) of $(1.4) billion and $3.0 billion, related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of JPMorgan Chase's 2021 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2022			2021
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(5,456)	$1,308	$(4,148)	$727	$(171)	$556
Reclassification adjustment for realized (gains)/losses included in net income(a)	153	(36)	117	155	(37)	118
Net change	(5,303)	1,272	(4,031)	882	(208)	674
Translation adjustments(b):
Translation	(3,550)	193	(3,357)	280	(10)	270
Hedges	3,524	(846)	2,678	(270)	64	(206)
Net change	(26)	(653)	(679)	10	54	64
Fair value hedges, net change(c):	67	(16)	51	(31)	8	(23)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,750)	420	(1,330)	1,118	(269)	849
Reclassification adjustment for realized (gains)/losses included in net income(d)	(24)	6	(18)	(340)	82	(258)
Net change	(1,774)	426	(1,348)	778	(187)	591
Defined benefit pension and OPEB plans, net change:	33	(13)	20	2	7	9
DVA on fair value option elected liabilities, net change:	1,558	(373)	1,185	276	(62)	214
Total other comprehensive income/(loss)	$(5,445)	$643	$(4,802)	$1,917	$(388)	$1,529

	2022			2021
Six month ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(15,658)	$3,758	$(11,900)	$(4,966)	$1,194	$(3,772)
Reclassification adjustment for realized (gains)/losses included in net income(a)	547	(131)	416	141	(34)	107
Net change	(15,111)	3,627	(11,484)	(4,825)	1,160	(3,665)
Translation adjustments(b):
Translation	(3,891)	217	(3,674)	(920)	29	(891)
Hedges	3,862	(929)	2,933	930	(225)	705
Net change	(29)	(712)	(741)	10	(196)	(186)
Fair value hedges, net change(c):	212	(51)	161	(68)	17	(51)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(5,186)	1,245	(3,941)	(1,577)	378	(1,199)
Reclassification adjustment for realized (gains)/losses included in net income(d)	(261)	63	(198)	(604)	145	(459)
Net change	(5,447)	1,308	(4,139)	(2,181)	523	(1,658)
Defined benefit pension and OPEB plans, net change:	123	(36)	87	93	(16)	77
DVA on fair value option elected liabilities, net change:	2,417	(586)	1,831	87	(20)	67
Total other comprehensive income/(loss)	$(17,835)	$3,550	$(14,285)	$(6,884)	$1,468	$(5,416)
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the three and six months ended June 30, 2022 and 2021.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2022	December 31, 2021
Segregated for the benefit of securities and cleared derivative customers	$19.8	$14.6
Cash reserves at non-U.S. central banks and held for other general purposes	7.6	5.1
Total restricted cash(a)	$27.4	$19.7
(a)Comprises $26.1 billion and $18.4 billion in deposits with banks, and $1.3 billion and $1.3 billion in cash and due from banks on the Consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.
Also, as of June 30, 2022 and December 31, 2021, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $42.8 billion and $47.5 billion, respectively.
•Securities with a fair value of $43.2 billion and $30.0 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2022 and December 31, 2021.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2022 and December 31, 2021.

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
CECL regulatory capital transition
On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, is being phased out at 25% per year over a three-year period. As of June 30, 2022, CET1 capital reflected the remaining $2.2 billion, benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2022, the Firm phased out 25% of the other relevant CECL capital transition provisions recognized as of December 31, 2021, from Tier 2 capital, adjusted average assets, and total leverage exposure.
Refer to Note 27 of JPMorgan Chase’s 2021 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of June 30, 2022 and December 31, 2021, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2022 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$207,436	$263,041	$207,436	$263,041
Tier 1 capital	239,705	263,044	239,705	263,044
Total capital	268,339	279,857	257,329	268,368
Risk-weighted assets	1,704,893	1,631,555	1,613,210	1,461,684
CET1 capital ratio	12.2%	16.1%	12.9%	18.0%
Tier 1 capital ratio	14.1	16.1	14.9	18.0
Total capital ratio	15.7	17.2	16.0	18.4

December 31, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$213,942	$266,907	$213,942	$266,907
Tier 1 capital	246,162	266,910	246,162	266,910
Total capital	274,900	281,826	265,796	272,299
Risk-weighted assets	1,638,900	1,582,280	1,547,920	1,392,847
CET1 capital ratio	13.1%	16.9%	13.8%	19.2%
Tier 1 capital ratio	15.0	16.9	15.9	19.2
Total capital ratio	16.8	17.8	17.2	19.5
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

Three months ended (in millions, except ratios)	June 30, 2022		December 31, 2021
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,861,979	$3,402,079	$3,782,035	$3,334,925
Tier 1 leverage ratio	6.2%	7.7%	6.5%	8.0%
Total leverage exposure	$4,563,099	$4,104,529	$4,571,789	$4,119,286
SLR	5.3%	6.4%	5.4%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2022, and December 31, 2021. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	June 30, 2022					Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$11,475	$2,737	$6,475	$7,476	$28,163	$32,996	$125	$100
Auto and other	11,143	—	—	1,178	12,321	12,338	—	2
Total consumer, excluding credit card	22,618	2,737	6,475	8,654	40,484	45,334	125	102
Credit card(b)	774,021	—	—	—	774,021	730,534	—	—
Total consumer(c)	796,639	2,737	6,475	8,654	814,505	775,868	125	102
Wholesale:
Other unfunded commitments to extend credit(d)	112,164	141,382	178,584	23,313	455,443	453,467	2,307	2,037
Standby letters of credit and other financial guarantees(d)	14,512	7,863	4,616	1,060	28,051	28,530	417	476
Other letters of credit(d)	3,504	424	78	—	4,006	4,448	19	9
Total wholesale(c)	130,180	149,669	183,278	24,373	487,500	486,445	2,743	2,522
Total lending-related	$926,819	$152,406	$189,753	$33,027	$1,302,005	$1,262,313	$2,868	$2,624
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$337,049	$—	$—	$—	$337,049	$337,770	$—	$—
Derivatives qualifying as guarantees	3,372	146	12,791	37,874	54,183	55,730	842	475
Unsettled resale and securities borrowed agreements	193,602	1,728	—	—	195,330	103,681	(11)	1
Unsettled repurchase and securities loaned agreements	98,905	523	—	—	99,428	74,263	(4)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	54	61
Loans sold with recourse	NA	NA	NA	NA	788	827	12	19
Exchange & clearing house guarantees and commitments(f)	127,727	—	—	—	127,727	182,701	—	—
Other guarantees and commitments(g)	7,916	915	288	2,204	11,323	10,490	63	69
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At June 30, 2022, and December 31, 2021, reflected the contractual amount net of risk participations totaling $44 million at both periods, for other unfunded commitments to extend credit; $8.2 billion and $7.9 billion, respectively, for standby letters of credit and other financial guarantees; and $899 million and $451 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At June 30, 2022, and December 31, 2021, collateral held by the Firm in support of securities lending indemnification agreements was $355.2 billion and $357.4 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At June 30, 2022, and December 31, 2021, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At June 30, 2022, and December 31, 2021, primarily includes unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and other equity investment commitments.
(h)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value. At June 30, 2022, includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2022, and December 31, 2021.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2022		December 31, 2021
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,696	$2,763	$19,998	$3,087
Noninvestment-grade(a)	8,355	1,243	8,532	1,361
Total contractual amount	$28,051	$4,006	$28,530	$4,448

Allowance for lending-related commitments	$97	$19	$123	$9
Guarantee liability	320	—	353	—
Total carrying value	$417	$19	$476	$9

Commitments with collateral	$15,314	$690	$14,511	$999
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2022, and December 31, 2021.

(in millions)	June 30, 2022	December 31, 2021
Notional amounts
Derivative guarantees	$54,183	$55,730
Stable value contracts with contractually limited exposure	28,480	29,778
Maximum exposure of stable value contracts with contractually limited exposure	2,635	2,882

Fair value
Derivative payables	842	475
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 170. Refer to Note 11 of JPMorgan Chase’s 2021 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 170 of this Note. Refer to Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information.
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
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2022	December 31, 2021
Assets that may be sold or repledged or otherwise used by secured parties	$123.5	$126.3
Assets that may not be sold or repledged or otherwise used by secured parties	86.1	112.0
Assets pledged at Federal Reserve banks and FHLBs	519.7	476.4
Total pledged assets	$729.3	$714.7
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2022	December 31, 2021
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,424.2	$1,471.3
Collateral sold, repledged, delivered or otherwise used	1,122.3	1,111.0

Note 24 – Litigation
Contingencies
As of June 30, 2022, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.2 billion at June 30, 2022. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Federal Republic of Nigeria Litigation. JPMorgan Chase Bank, N.A. operated an escrow and depository account for the Federal Government of Nigeria (“FGN”) and two major international oil companies. The account held approximately $1.1 billion in connection with a dispute among the clients over rights to an oil field. Following the settlement of the dispute, JPMorgan Chase Bank, N.A. paid out the monies in the account in 2011 and 2013 in accordance with directions received from its clients. In November 2017, the Federal Republic of Nigeria (“FRN”) commenced a claim in the English High Court for approximately $875 million in payments made out of the accounts. The FRN alleged that the payments were instructed as part of a complex fraud not involving JPMorgan Chase Bank, N.A., but that JPMorgan Chase Bank, N.A. was or should have been on notice that the payments may be fraudulent. A trial was held between February and April 2022. In June 2022, the Court decided the case in favor of JPMorgan Chase Bank, N.A. and dismissed it in full. The FRN has requested permission to appeal the decision relating solely to the 2013 payment of approximately $75 million.
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
In March 2022, a shareholder derivative action was filed in the United States District Court for the Eastern District of New York against the Firm’s Board of Directors asserting breaches of fiduciary duty and violation of federal securities laws based on the Board’s alleged failure to exercise adequate oversight over compliance with records preservation requirements. The complaint seeks damages, restitution, disgorgement and corporate governance reforms. Defendants have moved to dismiss the complaint.
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

LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s (“BBA”) London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered Rate (“EURIBOR”). The Swiss Competition Commission’s investigation relating to EURIBOR, to which the Firm and one other bank remain subject, continues. In December 2016, the European Commission issued a decision against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. The Firm has filed an appeal of that decision with the European General Court, and that appeal is pending.
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
Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions, and, in July 2022, the Court granted final approval of a settlement among the parties. In addition, several putative class actions were filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. The actions in the Northern District of Illinois were transferred to the Southern District of New York. The Court consolidated these putative class actions, and, in June 2022, the Court granted final approval of a settlement among the parties. In Canada, plaintiffs have commenced putative class action proceedings based on similar alleged underlying conduct related to precious metals.
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
In May 2022, a shareholder derivative suit purporting to act on behalf of the Firm, was filed in the Supreme Court of the State of New York asserting breach of fiduciary duty and unjust enrichment claims against certain current and former officers and directors of the Firm. The complaint claims the Firm’s Board of Directors wrongfully rejected the shareholder’s demand to commence litigation and seeks damages, disgorgement and corporate governance reforms on the basis of alleged supervisory failures with regard to certain historical spoofing-related conduct that was the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020, as well as certain fiduciary activities that were separately the subject of a resolution between JPMorgan Chase Bank, N.A. and the OCC in November 2020.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $73 million and $185 million for the three months ended June 30, 2022 and 2021, respectively, and $192 million and $213 million for the six months ended June 30, 2022 and 2021, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2022 and 2021, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2022	2021		2022	2021		2022	2021		2022	2021
Noninterest revenue	$3,906	$4,726		$8,749	$9,912		$904	$950		$3,084	$3,165
Net interest income	8,708	8,034		3,198	3,302		1,779	1,533		1,222	942
Total net revenue	12,614	12,760		11,947	13,214		2,683	2,483		4,306	4,107
Provision for credit losses	761	(1,868)		59	(79)		209	(377)		44	(10)
Noninterest expense	7,723	7,062		6,745	6,523		1,156	981		2,919	2,586
Income/(loss) before income tax expense/(benefit)	4,130	7,566		5,143	6,770		1,318	1,879		1,343	1,531
Income tax expense/(benefit)	1,030	1,921	(b)	1,418	1,750	(b)	324	457	(b)	339	375	(b)
Net income/(loss)	$3,100	$5,645	(b)	$3,725	$5,020	(b)	$994	$1,422	(b)	$1,004	$1,156	(b)
Average equity	$50,000	$50,000		$103,000	$83,000		$25,000	$24,000		$17,000	$14,000
Total assets	500,219	494,305		1,403,558	1,363,992		242,456	226,022		235,553	217,284
ROE	24%	44%		14%	23%		15%	23%		23%	32%
Overhead ratio	61	55		56	49		43	40		68	63

As of or for the three months ended June 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2022	2021		2022	2021	2022	2021
Noninterest revenue	$(244)	$(208)		$(812)	$(807)	$15,587	$17,738
Net interest income	324	(961)		(103)	(109)	15,128	12,741
Total net revenue	80	(1,169)		(915)	(916)	30,715	30,479
Provision for credit losses	28	49		—	—	1,101	(2,285)
Noninterest expense	206	515		—	—	18,749	17,667
Income/(loss) before income tax expense/(benefit)	(154)	(1,733)		(915)	(916)	10,865	15,097
Income tax expense/(benefit)	20	(438)	(b)	(915)	(916)	2,216	3,149
Net income/(loss)	$(174)	$(1,295)	(b)	$—	$—	$8,649	$11,948
Average equity	$52,986	$79,849		$—	$—	$247,986	$250,849
Total assets	1,459,528	1,382,653		NA	NA	3,841,314	3,684,256
ROE	NM	NM		NM	NM	13%	18%
Overhead ratio	NM	NM		NM	NM	61	58
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

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2022	2021		2022	2021		2022	2021		2022	2021
Noninterest revenue	$7,808	$9,314		$18,706	$21,000		$1,771	$1,867		$6,323	$6,311
Net interest income	17,035	15,963		6,770	6,819		3,310	3,009		2,298	1,873
Total net revenue	24,843	25,277		25,476	27,819		5,081	4,876		8,621	8,184
Provision for credit losses	1,439	(5,470)		504	(410)		366	(495)		198	(131)
Noninterest expense	15,443	14,264		14,043	13,627		2,285	1,950		5,779	5,160
Income/(loss) before income tax expense/(benefit)	7,961	16,483		10,929	14,602		2,430	3,421		2,644	3,155
Income tax expense/(benefit)	1,966	4,051	(b)	2,819	3,658	(b)	586	818	(b)	632	739	(b)
Net income/(loss)	$5,995	$12,432	(b)	$8,110	$10,944	(b)	$1,844	$2,603	(b)	$2,012	$2,416	(b)
Average equity	$50,000	$50,000		$103,000	$83,000		$25,000	$24,000		$17,000	$14,000
Total assets	500,219	494,305		1,403,558	1,363,992		242,456	226,022		235,553	217,284
ROE	23%	49%		15%	26%	(b)	14%	21%		23%	34%
Overhead ratio	62	56		55	49		45	40		67	63

As of or for the six months ended June 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2022	2021		2022	2021	2022	2021
Noninterest revenue	$(589)	$174		$(1,587)	$(1,551)	$32,432	$37,115
Net interest income	(212)	(1,816)		(201)	(218)	29,000	25,630
Total net revenue	(801)	(1,642)		(1,788)	(1,769)	61,432	62,745
Provision for credit losses	57	65		—	—	2,564	(6,441)
Noninterest expense	390	1,391		—	—	37,940	36,392
Income/(loss) before income tax expense/(benefit)	(1,248)	(3,098)		(1,788)	(1,769)	20,928	32,794
Income tax expense/(benefit)	(218)	(951)	(b)	(1,788)	(1,769)	3,997	6,546
Net income/(loss)	$(1,030)	$(2,147)	(b)	$—	$—	$16,931	$26,248
Average equity	$55,234	$77,209		$—	$—	$250,234	$248,209
Total assets	1,459,528	1,382,653		NA	NA	3,841,314	3,684,256
ROE	NM	NM		NM	NM	13%	21%
Overhead ratio	NM	NM		NM	NM	62	58
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2022, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 3, 2022

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$694,644	$1,079	0.62%		$721,214	$103	0.06
Federal funds sold and securities purchased under resale agreements	305,132	543	0.71		255,831	175	0.27
Securities borrowed	207,437	173	0.33		190,785	(90)	(0.19)	(h)
Trading assets – debt instruments	273,736	2,058	3.02		277,024	1,719	2.49
Taxable securities	644,037	2,289	1.43		553,603	1,577	1.14
Nontaxable securities(a)	28,762	309	4.31		31,481	339	4.32
Total investment securities	672,799	2,598	1.55	(g)	585,084	1,916	1.31	(g)
Loans	1,093,106	11,656	4.28		1,024,633	10,177	3.98
All other interest-earning assets(b)	139,040	642	1.85		122,624	203	0.66
Total interest-earning assets	3,385,894	18,749	2.22		3,177,195	14,203	1.79
Allowance for loan losses	(17,194)				(22,965)
Cash and due from banks	28,712				26,758
Trading assets – equity and other instruments	151,309				199,288
Trading assets – derivative receivables	84,483				70,212
Goodwill, MSRs and other intangible Assets	59,355				54,512
All other noninterest-earning assets	219,084				223,687
Total assets	$3,911,643				$3,728,687
Liabilities
Interest-bearing deposits	$1,790,421	$898	0.20%		$1,669,376	$132	0.03%
Federal funds purchased and securities loaned or sold under repurchase agreements	233,376	468	0.80		261,343	60	0.09
Short-term borrowings(c)	50,833	90	0.73		46,185	33	0.30
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	274,435	471	0.69		246,666	51	0.08	(h)
Beneficial interests issued by consolidated VIEs	10,577	30	1.11		15,117	21	0.55
Long-term debt	246,195	1,561	2.54		248,552	1,056	1.70
Total interest-bearing liabilities	2,605,837	3,518	0.54		2,487,239	1,353	0.22
Noninterest-bearing deposits	741,891				654,419
Trading liabilities – equity and other instruments(e)	40,937				35,397
Trading liabilities – derivative payables	61,026				62,533
All other liabilities, including the allowance for lending-related commitments	181,128				205,584
Total liabilities	3,630,819				3,445,172
Stockholders’ equity
Preferred stock	32,838				32,666
Common stockholders’ equity	247,986				250,849
Total stockholders’ equity	280,824				283,515
Total liabilities and stockholders’ equity	$3,911,643				$3,728,687
Interest rate spread			1.68%				1.57%
Net interest income and net yield on interest-earning assets		$15,231	1.80			$12,850	1.62
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
(e)The combined balance of trading liabilities – debt and equity instruments was $140.2 billion and $135.6 billion for the three months ended June 30, 2022 and 2021, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 1.52% and 1.33% for the three months ended June 30, 2022 and 2021, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(h)Negative interest income and yield are related to the impact of interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$718,346	$1,317	0.37%		$676,658	$168	0.05%
Federal funds sold and securities purchased under resale agreements	300,070	940	0.63		272,704	408	0.30
Securities borrowed	212,704	86	0.08		182,945	(167)	(0.18)	(h)
Trading assets – debt instruments	272,931	3,833	2.83		299,710	3,509	2.36
Taxable securities	643,340	4,268	1.34		552,097	3,182	1.16
Nontaxable securities(a)	28,647	616	4.34		31,682	687	4.37
Total investment securities	671,987	4,884	1.47	(g)	583,779	3,869	1.34	(g)
Loans	1,080,939	22,317	4.16		1,019,109	20,394	4.04
All other interest-earning assets(b)	136,902	966	1.42		117,117	402	0.69
Total interest-earning assets	3,393,879	34,343	2.04		3,152,022	28,583	1.83
Allowance for loan losses	(16,807)				(25,602)
Cash and due from banks	28,340				25,968
Trading assets – equity and other instruments	154,093				181,746
Trading assets – derivative receivables	75,956				72,459
Goodwill, MSRs and other intangible Assets	58,455				54,223
All other noninterest-earning assets	215,313				210,268
Total assets	$3,909,229				$3,671,084
Liabilities
Interest-bearing deposits	$1,785,896	$1,080	0.12%		$1,640,085	$278	0.03%
Federal funds purchased and securities loaned or sold under repurchase agreements	241,749	585	0.49		281,254	75	0.05
Short-term borrowings(c)	49,360	130	0.53		44,120	66	0.31
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	268,762	662	0.50		238,836	78	0.07	(h)
Beneficial interests issued by consolidated VIEs	10,733	48	0.90		16,145	48	0.60
Long-term debt	250,165	2,637	2.13		244,000	2,190	1.81
Total interest-bearing liabilities	2,606,665	5,142	0.40		2,464,440	2,735	0.22
Noninterest-bearing deposits	738,083				634,403
Trading liabilities – equity and other instruments(e)	42,159				35,214
Trading liabilities – derivative payables	57,792				65,231
All other liabilities, including the allowance for lending-related commitments	181,116				192,091
Total liabilities	3,625,815				3,391,379
Stockholders’ equity
Preferred stock	33,180				31,496
Common stockholders’ equity	250,234				248,209
Total stockholders’ equity	283,414				279,705
Total liabilities and stockholders’ equity	$3,909,229				$3,671,084
Interest rate spread			1.64%				1.61%
Net interest income and net yield on interest-earning assets		$29,201	1.74			$25,848	1.65
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
(e)The combined balance of trading liabilities – debt and equity instruments was $140.2 billion and $131.0 billion for the six months ended June 30, 2022 and 2021, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 1.45% and 1.35% for the six months ended June 30, 2022 and 2021, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(h)Negative interest income and yield are related to the impact of interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.

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
Macro businesses: the macro businesses include Rates, Currencies and Emerging Markets, Fixed Income Financing and Commodities in CIB's Fixed Income Markets.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 156 of JPMorgan Chase’s 2021 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2021 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2021 Form 10-K and Forward-Looking Statements on page 87 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2021 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended June 30, 2022.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 44-49 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
Through April 30, 2022, the Firm was authorized to repurchase up to $30 billion of common shares under its previously approved common share repurchase program, that was announced on December 18, 2020. Effective May 1, 2022, the Firm is authorized to purchase up to $30 billion of common shares under a new equity repurchase program.
As a result of the expected increase in the SCB in the fourth quarter of 2022 and GSIB surcharge in the first quarter of 2023, the Firm has temporarily suspended share repurchases.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2022 were as follows.

Six months ended June 30, 2022	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	18,106,991	$138.04	$2,500	$9,052
April	1,980,026	$128.77	$255	$8,797	(b)
May	2,437,519	122.65	299	29,701
June	563,502	120.85	68	29,633	(c)
Second quarter	4,981,047	$124.88	$622	$29,633	(c)
Year-to-date	23,088,038	$135.20	$3,122	$29,633	(c)
(a)Excludes commissions cost.
(b)The $8.8 billion under the prior Board authorization was canceled when the $30 billion repurchase program was authorized by the Board of Directors effective May 1, 2022.
(c)Represents the amount remaining under the $30 billion repurchase program.
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2022 and 2021, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2022, and December 31, 2021, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2022 and 2021, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 3, 2022