Form 10-Q
period 2022-09-30
JPMORGAN CHASE & CO
filed 2022-11-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2022	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of September 30, 2022: 2,933,204,888

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Nine months ended Sept 30,
	3Q22	2Q22	1Q22	4Q21	3Q21	2022	2021
Selected income statement data
Total net revenue	$32,716	$30,715	$30,717	$29,257	$29,647	$94,148	$92,392
Total noninterest expense	19,178	18,749	19,191	17,888	17,063	57,118	53,455
Pre-provision profit(a)	13,538	11,966	11,526	11,369	12,584	37,030	38,937
Provision for credit losses	1,537	1,101	1,463	(1,288)	(1,527)	4,101	(7,968)
Income before income tax expense	12,001	10,865	10,063	12,657	14,111	32,929	46,905
Income tax expense	2,264	2,216	1,781	2,258	2,424	6,261	8,970
Net income	$9,737	$8,649	$8,282	$10,399	$11,687	$26,668	$37,935

Earnings per share data
Net income: Basic	$3.13	$2.77	$2.64	$3.33	$3.74	$8.53	$12.05
Diluted	3.12	2.76	2.63	3.33	3.74	8.51	12.02
Average shares: Basic	2,961.2	2,962.2	2,977.0	2,977.3	2,999.9	2,966.8	3,036.4
Diluted	2,965.4	2,966.3	2,981.0	2,981.8	3,005.1	2,970.9	3,041.7

Market and per common share data
Market capitalization	306,520	330,237	400,379	466,206	483,748	306,520	483,748
Common shares at period-end	2,933.2	2,932.6	2,937.1	2,944.1	2,955.3	2,933.2	2,955.3
Book value per share	87.00	86.38	86.16	88.07	86.36	87.00	86.36
Tangible book value per share (“TBVPS”)(a)	69.90	69.53	69.58	71.53	69.87	69.90	69.87
Cash dividends declared per share	1.00	1.00	1.00	1.00	1.00	3.00	2.80

Selected ratios and metrics
Return on common equity (“ROE”)(b)	15%	13%	13%	16%	18%	14%	20%
Return on tangible common equity (“ROTCE”)(a)(b)	18	17	16	19	22	17	24
Return on assets(b)	1.01	0.89	0.86	1.08	1.24	0.92	1.37
Overhead ratio	59	61	62	61	58	61	58
Loans-to-deposits ratio	46	45	42	44	43	46	43
Firm Liquidity coverage ratio (“LCR”) (average)(c)	113	110	110	111	112	113	112
JPMorgan Chase Bank, N.A. LCR (average)(c)	165	169	181	178	174	165	174
Common equity Tier 1 (“CET1”) capital ratio(d)	12.5	12.2	11.9	13.1	12.9	12.5	12.9
Tier 1 capital ratio(d)	14.1	14.1	13.7	15.0	15.0	14.1	15.0
Total capital ratio(d)	16.0	15.7	15.4	16.8	16.9	16.0	16.9
Tier 1 leverage ratio(c)(d)	6.2	6.2	6.2	6.5	6.6	6.2	6.6
Supplementary leverage ratio (“SLR”)(c)(d)	5.3	5.3	5.2	5.4	5.5	5.3	5.5

Selected balance sheet data (period-end)
Trading assets	$506,487	$465,577	$511,528	$433,575	$515,901	$506,487	$515,901
Investment securities, net of allowance for credit losses	618,246	663,718	679,460	672,232	595,132	618,246	595,132
Loans	1,112,633	1,104,155	1,073,285	1,077,714	1,044,615	1,112,633	1,044,615
Total assets	3,773,884	3,841,314	3,954,687	3,743,567	3,757,576	3,773,884	3,757,576
Deposits	2,408,615	2,471,544	2,561,207	2,462,303	2,402,353	2,408,615	2,402,353
Long-term debt	287,473	288,212	293,239	301,005	298,465	287,473	298,465
Common stockholders’ equity	255,180	253,305	253,061	259,289	255,203	255,180	255,203
Total stockholders’ equity	288,018	286,143	285,899	294,127	290,041	288,018	290,041
Headcount	288,474	278,494	273,948	271,025	265,790	288,474	265,790

Credit quality metrics
Allowances for credit losses	$20,797	$20,019	$19,591	$18,689	$20,528	$20,797	$20,528
Allowance for loan losses to total retained loans	1.70%	1.69%	1.69%	1.62%	1.86%	1.70%	1.86%
Nonperforming assets	$7,243	$7,845	$8,605	$8,346	$8,882	$7,243	$8,882
Net charge-offs	727	657	582	550	524	1,966	2,315
Net charge-off rate	0.27%	0.25%	0.24%	0.22%	0.21%	0.25%	0.32%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of these measures.
(b)Quarterly ratios are based upon annualized amounts.
(c)For the nine months ended September 30, 2022 and 2021, the percentage represents average ratios for the three months ended September 30, 2022 and 2021.
(d)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2022.
This Quarterly Report on Form 10-Q for the third quarter of 2022 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 184-192 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 89 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 9-33 of the 2021 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.8 trillion in assets and $288.0 billion in stockholders’ equity as of September 30, 2022. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of September 30, 2022. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiaries outside the U.S. are J.P. Morgan Securities plc and J.P. Morgan SE (“JPMSE”), which are subsidiaries of JPMorgan Chase Bank, N.A. and are based in the United Kingdom (“U.K.”) and Germany, respectively.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Selected income statement data
Noninterest revenue	$15,198	$16,567	(8)%	$47,630	$53,682	(11)%
Net interest income	17,518	13,080	34	46,518	38,710	20
Total net revenue	$32,716	$29,647	10	$94,148	$92,392	2
Total noninterest expense	19,178	17,063	12	57,118	53,455	7
Pre-provision profit	13,538	12,584	8	37,030	38,937	(5)
Provision for credit losses	1,537	(1,527)	NM	4,101	(7,968)	NM
Net income	9,737	11,687	(17)	26,668	37,935	(30)
Diluted earnings per share	$3.12	$3.74	(17)	$8.51	$12.02	(29)
Selected ratios and metrics
Return on common equity	15%	18%		14%	20%
Return on tangible common equity	18	22		17	24
Book value per share	$87.00	$86.36	1	$87.00	$86.36	1
Tangible book value per share	69.90	69.87	—	69.90	69.87	—
Capital ratios(a)
CET1 capital	12.5%	12.9%		12.5%	12.9%
Tier 1 capital	14.1	15.0		14.1	15.0
Total capital	16.0	16.9		16.0	16.9
Memo:
NII excluding Markets(b)	$16,923	$11,217	51	$42,357	$32,855	29
NIR excluding Markets(b)	9,797	12,955	(24)	31,040	39,994	(22)
Markets(b)	6,771	6,269	8	23,314	22,106	5
Total net revenue - managed basis	$33,491	$30,441	10	$96,711	$94,955	2
(a)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions. Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the third quarter of 2022 versus the third quarter of 2021, unless otherwise specified.
Firmwide overview
For the third quarter of 2022, JPMorgan Chase reported net income of $9.7 billion, down 17%, earnings per share of $3.12, an ROE of 15% and ROTCE of 18%.
Total net revenue was up 10%, and reflected:
•Net interest income of $17.5 billion, up 34%, driven by higher rates, partially offset by lower Markets net interest income. Net interest income excluding Markets was $16.9 billion, up 51%.
•Noninterest revenue was $15.2 billion, down 8%, driven by
–lower Investment Banking fees,
–$959 million of net investment securities losses in Corporate, and
–lower net production revenue in Home Lending,
largely offset by
–higher CIB Markets revenue.
Noninterest expense was $19.2 billion, up 12%, driven by higher structural expense and continued investments in the business, including compensation, technology and marketing.
The provision for credit losses was $1.5 billion, reflecting:
•a net addition of $808 million to the allowance for credit losses, consisting of a net addition of $937 million in wholesale, driven by loan growth and lending-related commitment activity, as well as the impact of updates to the Firm's macroeconomic scenarios, partially offset by a net reduction of $143 million in consumer, driven by Home Lending, and
•$727 million of net charge-offs, up $203 million, predominantly driven by CCB.

The prior year provision was a net benefit of $1.5 billion, reflecting a net reduction in the allowance for credit losses of $2.1 billion and net charge-offs of $524 million.
The total allowance for credit losses was $20.8 billion at September 30, 2022. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.70%, compared with 1.86% in the prior year.
The Firm’s nonperforming assets totaled $7.2 billion at September 30, 2022, a net decrease of $1.6 billion from the prior year, driven by lower nonaccrual loans, reflecting loan sales and improved credit performance in consumer, and paydowns in wholesale.
Firmwide average loans of $1.1 trillion were up 7%, driven by higher loans across the lines of business.
Firmwide average deposits of $2.4 trillion were up 3%, reflecting an increase in CCB driven by growth from new and existing accounts across both consumer and small business customers, and growth in time deposits in AWM, partially offset by declines in both Payments and Securities Services in CIB and in non-operating deposits in CB.
Selected capital and other metrics
The Firm’s CET1 capital was $210 billion, and the Standardized and Advanced CET1 ratios were 12.5% and 13.0%, respectively.
The Firm’s SLR was 5.3%.
The Firm's TBVPS was $69.90, relatively flat versus the prior year.
As of September 30, 2022, the Firm had average eligible High Quality Liquid Assets (“HQLA”) of approximately $716 billion and unencumbered marketable securities with a fair value of approximately $771 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 51-56 for additional information.
Refer to Consolidated Result of Operations and Consolidated Balance Sheets Analysis on pages 10-15 and pages 16-17, respectively, for a further discussion of the Firm's results.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four lines of business ("LOB") are presented below for the third quarter of 2022.

CCB ROE 33%
•Average deposits up 9%; client investment assets down 10%
•Average loans up 2% year-over-year ("YoY") and up 1% quarter-over-quarter ("QoQ"); Card net charge-off rate of 1.40%
•Debit and credit card sales volume(a) up 13%
•Active mobile customers(b) up 10%

CIB ROE 13%	•#1 ranking for Global Investment Banking fees with 8.1% wallet share year-to-date •Total Markets revenue of $6.8 billion, up 8%, with Fixed Income Markets up 22% and Equity Markets down 11%
CB ROE 14%	•Gross Investment Banking revenue of $761 million, down 43% •Average loans up 13% YoY and up 4% QoQ; average deposits down 6%
AWM ROE 28%	•Assets under management ("AUM") of $2.6 trillion, down 13% •Average loans up 8% YoY and flat QoQ; average deposits up 10%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
Refer to the Business Segment Results on pages 21-43 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2022, consisting of:

$1.9 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$196 billion	Credit for consumers

$24 billion	Credit for U.S. small businesses

$799 billion	Credit for corporations

$799 billion	Capital raised for corporate clients and non-U.S. government entities

$51 billion	Credit and capital raised for nonprofit and U.S. government entities(a)
(a)Includes states, municipalities, hospitals and universities.

Recent events
On September 12, 2022, JPMorgan Chase announced that it had signed an agreement to acquire Renovite Technologies, Inc. (“Renovite”), a cloud-native payments technology company.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 89 and page 155 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for the fourth quarter of 2022 and full-year 2022 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
Fourth quarter and full-year 2022
Management expects net interest income to be approximately $19 billion in the fourth quarter of 2022, which would result in approximately $66 billion for full-year 2022, market dependent.
Management expects net interest income excluding Markets to also be approximately $19 billion in the fourth quarter of 2022, with Markets NII expected to be around zero, which would result in approximately $61.5 billion for full-year 2022, market dependent.
Management expects full-year 2022 adjusted expense to be approximately $77 billion, which includes increased investments in technology, distribution and marketing, and higher structural expense.
Management expects the full-year 2022 net charge-off rate in Card to be approximately 1.5%.
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
Refer to Wholesale Credit Portfolio on pages 64-72, Allowance for Credit Losses on pages 73-75, Market Risk Management on pages 77-81, Country Risk Management on pages 82-83 and Operational Risk Management on page 84 for additional information.
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

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2022 and 2021, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 85-87 of this Form 10-Q and pages 150-153 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Investment banking fees	$1,674	$3,282	(49)%	$5,268	$9,722	(46)%
Principal transactions	5,383	3,546	52	15,478	14,122	10
Lending- and deposit-related fees	1,731	1,801	(4)	5,443	5,248	4
Asset management, administration and commissions	5,069	5,257	(4)	15,671	15,480	1
Investment securities losses	(959)	(256)	(275)	(1,506)	(397)	(279)
Mortgage fees and related income	314	600	(48)	1,152	1,855	(38)
Card income	1,086	1,005	8	3,194	4,002	(20)
Other income(a)	900	1,332	(32)	2,930	3,650	(20)
Noninterest revenue	15,198	16,567	(8)	47,630	53,682	(11)
Net interest income	17,518	13,080	34	46,518	38,710	20
Total net revenue	$32,716	$29,647	10%	$94,148	$92,392	2%
(a) Included operating lease income of $870 million and $1.2 billion for the three months ended September 30, 2022 and 2021, respectively and $2.9 billion and $3.8 billion for the nine months ended September 30, 2022 and 2021, respectively.
Quarterly results
Investment banking fees decreased in CIB, reflecting:
•lower equity and debt underwriting fees as volatile market conditions continued to have a negative impact on issuance activity, and
•lower advisory fees driven by a lower level of announced deals.
Refer to CIB segment results on pages 28-33 and Note 5 for additional information.
Principal transactions revenue increased primarily in CIB, reflecting:
•higher revenue in Fixed Income Markets, as elevated volatility drove a strong performance in the macro businesses, particularly Rates and Currencies & Emerging Markets, and
•higher revenue associated with Derivatives in Equity Markets.
Credit Adjustments & Other was a loss of $31 million, compared with a gain of $108 million in the prior year.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB results on pages 28-33, and Note 5 for additional information.
Lending- and deposit-related fees decreased as a result of lower cash management fees on higher credits earned by clients, in CB and CIB. Refer to CIB and CB segment results on pages 28-33, pages 34-37 and Note 5 for additional information.
Asset management, administration and commissions revenue decreased, reflecting:
•lower asset management fees in AWM resulting from lower average market levels, largely offset by the removal of most money market fund fee waivers,
•lower brokerage commissions largely in AWM reflecting reduced volumes, and
•lower administration fees in CIB on reduced assets under custody reflecting lower market levels, partially offset by
•higher travel-related commissions in CCB.
Refer to CCB, CIB and AWM segment results on pages 23-27, pages 28-33 and pages 38-41 and Note 5 for additional information.
Investment securities losses reflected higher net losses on sales of U.S. GSE and government agency MBS and U.S. Treasuries associated with repositioning the investment securities portfolios in Treasury and CIO. Refer to Corporate segment results on pages 42-43 and Note 9 for additional information.
Mortgage fees and related income decreased due to:
•lower production revenue from lower margins and volume,
partially offset by
•higher net mortgage servicing revenue due to a net gain in MSR risk management, compared with a net loss in the prior year driven by updates to model inputs.
Refer to CCB segment results on pages 23-27 and Notes 5 and 14 for additional information.

Card income increased, reflecting higher revenue on volume growth in commercial card and merchant processing in CIB and CB.
Card income in CCB was relatively flat as the impact from the increase in debit and credit card sales volume was offset by higher amortization related to new account origination costs. Refer to CCB, CIB and CB segment results on pages 23-27, pages 28-33 and pages 34-37 and Note 5 for additional information.
Other income decreased reflecting:
•lower auto operating lease income in CCB as a result of a decline in volume, and
•net losses on equity investments in CIB, compared with a gain in the prior year, partially offset by
•the impact of movements in foreign exchange rates related to net investment hedges in Treasury and CIO, primarily as a result of the strengthening of the U.S. dollar.
Refer to Note 4 for additional information on net investment hedges.
Net interest income increased driven by higher rates, partially offset by lower Markets NII.
The Firm’s average interest-earning assets were $3.3 trillion, up $125 billion, and the yield was 3.05%, up 125 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.09%, an increase of 47 bps. The net yield excluding Markets was 2.81%, up 90 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 182 for further information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of Net yield excluding Markets.

Year-to-date results
Investment banking fees decreased in CIB, reflecting:
•lower equity and debt underwriting fees as volatile market conditions resulted in lower issuance activity, and
•lower advisory fees driven by a lower level of announced deals.
Principal transactions revenue increased reflecting:
•higher net revenue in Fixed Income Markets, driven by a strong performance in the macro businesses, particularly Currencies & Emerging Markets and Rates, partially offset by lower revenue in Securitized Products and Credit, and
•higher revenue associated with Derivatives and Prime Brokerage in Equity Markets, largely offset by
•a loss of $773 million in Credit Adjustments & Other in CIB, compared with a gain of $338 million in the prior year. The loss in the current year reflected funding spread widening and, to a lesser extent, losses on exposures relating to commodities and Russia and Russia-associated counterparties,
•net markdowns predominantly recorded in the second quarter of 2022 on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in CIB and CB,
•net losses on certain legacy private equity investments in Corporate, compared with net gains in the prior year, and
•net losses in Treasury and CIO related to cash deployment transactions, which were more than offset by the related net interest income earned on these transactions.
Lending- and deposit-related fees increased due to higher service fee volume in CCB. Refer to CCB segment results on pages 23-27 and Note 5 for additional information.
Asset management, administration and commissions revenue increased, predominantly driven by:
•higher travel-related commissions in CCB,
•higher asset management fees, including in AWM due to the removal of most money market fund fee waivers and net inflows, largely offset by lower market levels and
•higher annuity sales in CCB,
partially offset by
•lower administration fees in CIB on reduced assets under custody reflecting lower market levels.
Investment securities losses reflected higher net losses on sales of U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolios in Treasury and CIO.

Mortgage fees and related income decreased due to:
•lower production revenue from lower margins and volume,
largely offset by
•higher net mortgage servicing revenue resulting from
–a net gain in MSR risk management, compared with a net loss in the prior year driven by updates to model inputs, and
–higher operating revenue on a higher level of third-party loans serviced.
Card income decreased due to higher amortization related to new account origination costs in Card, partially offset by higher revenue on volume growth in commercial card and merchant processing in CIB and CB.
Other income decreased reflecting:
•lower auto operating lease income in CCB as a result of a decline in volume,
•net losses on certain investments in CIB and AWM, compared with net gains in the prior year, partially offset by
•proceeds from an insurance settlement in the first quarter of 2022 in Corporate,
•higher net gains related to certain other Corporate investments,
•a gain on an equity-method investment received in partial satisfaction of a loan in CB, and
•the absence of weather-related write-downs recorded in the prior year on certain renewable energy investments in CIB.

Net interest income increased driven by higher rates and balance sheet growth, partially offset by lower Markets NII, as well as lower NII from PPP loans.
The Firm’s average interest-earning assets were $3.4 trillion, up $203 billion, and the yield was 2.38%, up 56 basis points (“bps”). The net yield on these assets, on an FTE basis, was 1.85%, an increase of 21 bps. The net yield excluding Markets was 2.34%, up 42 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consumer, excluding credit card	$(69)	$(31)	(123)%	$166	$(1,823)	NM
Credit card	592	(355)	NM	1,828	(3,917)	NM
Total consumer	523	(386)	NM	1,994	(5,740)	NM
Wholesale	1,000	(1,127)	NM	2,088	(2,223)	NM
Investment securities	14	(14)	NM	19	(5)	NM
Total provision for credit losses	$1,537	$(1,527)	NM	$4,101	$(7,968)	NM
Quarterly results
The provision for credit losses was $1.5 billion, reflecting a net addition of $808 million to the allowance for credit losses and $727 million of net charge-offs. The net addition to the allowance for credit losses consisted of:
•$937 million in wholesale, driven by loan growth and lending-related commitment activity, as well as the impact of updates to the Firm's macroeconomic scenarios, partially offset by
•a net reduction of $143 million in consumer, driven by Home Lending.
The allowance for loan losses in Card was flat as the addition to the allowance resulting from higher outstanding balances was offset by a reduction related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
Net charge-offs increased $203 million, predominantly driven by CCB.
The prior year included a $2.1 billion net reduction in the allowance for credit losses and net charge-offs of $524 million.
Refer to CCB segment results on pages 23-27, CIB on pages 28-33, CB on pages 34-37, AWM on pages 38-41, Allowance for Credit Losses on pages 73-75, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $4.1 billion, reflecting a net addition of $2.1 billion to the allowance for credit losses and $2.0 billion of net charge-offs. The net addition to the allowance for credit losses consisted of:
•$1.9 billion in wholesale, driven by
–loan growth predominantly in CB and CIB, and
–updates to the Firm's macroeconomic forecast, including deterioration in the macroeconomic scenarios and the increased weight placed on the adverse scenarios beginning in the first quarter of 2022;
•$168 million in consumer, primarily driven by Card, reflecting higher outstanding balances, predominantly offset by a reduction in the allowance related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
Net charge-offs decreased $349 million driven by Card, reflecting the ongoing financial strength of U.S. consumers. However, median deposit balances continue to decline, impacted by the growth in consumer spending.
The prior year included a $10.3 billion net reduction in the allowance for credit losses and net charge-offs of $2.3 billion.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Compensation expense	$10,539	$9,087	16%	$31,627	$29,502	7%
Noncompensation expense:
Occupancy	1,162	1,109	5	3,425	3,314	3
Technology, communications and equipment(a)	2,366	2,473	(4)	7,102	7,480	(5)
Professional and outside services	2,481	2,523	(2)	7,522	7,111	6
Marketing	1,017	712	43	2,818	2,089	35
Other expense(b)	1,613	1,159	39	4,624	3,959	17
Total noncompensation expense	8,639	7,976	8	25,491	23,953	6
Total noninterest expense	$19,178	$17,063	12%	$57,118	$53,455	7%
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal expense of $47 million and $76 million for the three months ended September 30, 2022 and 2021, respectively and $239 million and $289 million for the nine months ended September 30, 2022 and 2021, respectively.
Quarterly results
Compensation expense increased driven by higher structural expense and investments in the business, as well as higher revenue-related expense in CIB.
Noncompensation expense increased as a result of:
•higher investments in the business, including marketing in CCB, and technology, and
•higher structural expense, including travel and entertainment and regulatory assessments, partially offset by
•lower volume-related expense, primarily depreciation expense in CCB on lower auto lease assets.
Year-to-date results
Compensation expense increased driven by higher structural expense and investments in the business, partially offset by lower revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•higher investments in the business, including marketing in CCB, and technology, and
•higher structural expense, including travel and entertainment, regulatory assessments, outside services and other employee-related expense, partially offset by
•lower volume-related expense, predominantly driven by CCB, reflecting lower depreciation expense on lower auto lease assets, partially offset by higher operating losses.
The prior year included a $550 million contribution to the Firm's Foundation.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Income before income tax expense	$12,001	$14,111	(15)%	$32,929	$46,905	(30)%
Income tax expense	2,264	2,424	(7)	6,261	8,970	(30)
Effective tax rate	18.9%	17.2%		19.0%	19.1%

Quarterly results
The effective tax rate increased and reflects the absence of an income tax benefit in the prior year related to the Firm's 2020 U.S federal tax return, largely offset by benefits related to tax audit settlements and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes in the current year.
Year-to-date results
The effective tax rate was relatively flat compared to the nine months ended September 30, 2021, as benefits from tax audit settlements in the current year were offset by the absence of an income tax benefit in the prior year related to the Firm's 2020 U.S. federal tax return.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2022, and December 31, 2021.

Selected Consolidated balance sheets data
(in millions)	September 30, 2022	December 31, 2021	Change
Assets
Cash and due from banks	$24,654	$26,438	(7)%
Deposits with banks	619,533	714,396	(13)
Federal funds sold and securities purchased under resale agreements	301,878	261,698	15
Securities borrowed	193,216	206,071	(6)
Trading assets	506,487	433,575	17
Available-for-sale securities	188,140	308,525	(39)
Held-to-maturity securities, net of allowance for credit losses	430,106	363,707	18
Investment securities, net of allowance for credit losses	618,246	672,232	(8)
Loans	1,112,633	1,077,714	3
Allowance for loan losses	(18,185)	(16,386)	11
Loans, net of allowance for loan losses	1,094,448	1,061,328	3
Accrued interest and accounts receivable	143,905	102,570	40
Premises and equipment	27,199	27,070	—
Goodwill, MSRs and other intangible assets	60,806	56,691	7
Other assets	183,512	181,498	1
Total assets	$3,773,884	$3,743,567	1%
Cash and due from banks and deposits with banks decreased primarily as a result of lower deposits and loan growth. Deposits with banks reflect the Firm’s placement of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting:
•the impact of netting on client-driven market-making activities and collateral requirements, as well as
•higher demand for securities to cover short positions.
Securities borrowed decreased driven by Markets, reflecting lower client-driven activities, partially offset by higher demand for securities to cover short positions.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased driven by:
•higher derivative receivables, primarily foreign exchange and commodities as a result of market movements, as well as higher levels of debt instruments related to client-driven market-making activities in Fixed Income Markets, and
•higher deployment of funds in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.
Investment securities reflects the transfer of $73.2 billion of securities from the available-for-sale (“AFS”) portfolio to the held-to-maturity (“HTM”) portfolio in the second quarter of 2022.
•The decrease in AFS securities was also due to paydowns, as well as unrealized losses, which are recognized in accumulated other comprehensive income (“AOCI”), largely offset by net purchases
•The increase in HTM was also due to purchases, partially offset by paydowns.
Refer to Corporate segment results on pages 42-43, Investment Portfolio Risk Management on page 76, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher originations and revolver utilization in CB,
•higher balances in Card driven by growth in revolving balances on higher consumer spending and net new originations, and
•higher wholesale loans in CIB,
partially offset by
•lower mortgage warehouse loans in Home Lending as sales outpaced originations due to higher interest rates, and
•the impact from PPP loan forgiveness in CBB.
The allowance for loan losses increased, reflecting a net addition of $1.8 billion to the allowance for loan losses, consisting of:
•$1.6 billion in wholesale, resulting from
–loan growth predominantly in CB and CIB, and
–updates to the Firm's macroeconomic forecast, including deterioration in the macroeconomic scenarios and the increased weight placed on the adverse scenarios beginning in the first quarter of 2022, and
•$204 million in consumer driven by Card, reflecting higher outstanding balances, predominantly offset by a reduction in the allowance related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
There was also a $290 million addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Credit and Investment Risk Management on pages 57-76, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased predominantly due to higher client receivables related to client-driven activities in Markets, including prime brokerage.
Goodwill, MSRs and other intangibles increased, reflecting:
•higher MSRs as a result of higher market interest rates and net additions, partially offset by the realization of expected cash flows, and
•additions to goodwill associated with the acquisitions of Global Shares PLC and Figg, Inc. in the third quarter of 2022, and Frosch Travel Group, LLC and Volkswagen Payments S.A. in the second quarter of 2022.
Refer to Note 14 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2022	December 31, 2021	Change
Liabilities
Deposits	$2,408,615	$2,462,303	(2)%
Federal funds purchased and securities loaned or sold under repurchase agreements	239,939	194,340	23
Short-term borrowings	47,866	53,594	(11)
Trading liabilities	189,878	164,693	15
Accounts payable and other liabilities	300,016	262,755	14
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	12,079	10,750	12
Long-term debt	287,473	301,005	(4)
Total liabilities	3,485,866	3,449,440	1
Stockholders’ equity	288,018	294,127	(2)
Total liabilities and stockholders’ equity	$3,773,884	$3,743,567	1%
Deposits decreased reflecting:
•a reduction in non-operating deposits in CB, and in AWM net outflows into investments as a result of the rising interest rate environment, partially offset by
•growth from new consumer and small business accounts in CCB that more than offset the decline in deposits in existing accounts as spending continued to grow, and
•an increase in Corporate driven by the Firm's international consumer growth initiatives.
Refer to Liquidity Risk Management on pages 51-56 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased due to:
•higher secured financing of trading assets and the impact of netting on client-driven market-making activities in Markets, partially offset by
•lower secured financing of AFS investment securities in Treasury and CIO. Refer to Liquidity Risk Management on pages 51-56 and Note 10 for additional information.
Short-term borrowings decreased as a result of lower financing requirements in Markets. Refer to Liquidity Risk Management on pages 51-56 for additional information.
Trading liabilities increased due to client-driven market-making activities, which resulted in higher levels of short positions in debt instruments, as well as higher derivative payables as a result of market movements in Markets. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased predominantly due to higher client payables related to client-driven activities primarily in Markets, including prime brokerage.
Beneficial interests issued by consolidated VIEs increased driven by higher levels of Firm-administered multi-seller conduit commercial paper issued to third parties. Refer to Liquidity Risk Management on pages 51-56 and Notes 13 and 22 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt decreased driven by:
•a decline in the fair value of structured notes in Markets, and fair value hedge accounting adjustments in Treasury and CIO related to higher rates, largely offset by
•net issuances in Markets and Treasury and CIO.
Refer to Liquidity Risk Management on pages 51-56 for additional information.
Stockholders’ equity decreased as a result of net unrealized losses in AOCI, which were predominantly driven by the impact of higher rates on the AFS portfolio and cash flow hedges in Treasury and CIO. Refer to Consolidated statements of changes in stockholders’ equity on page 93, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2022 and 2021.

(in millions)	Nine months ended September 30,
	2022	2021
Net cash provided by/(used in)
Operating activities	$5,897	$(7,011)
Investing activities	(86,289)	(29,186)
Financing activities	16,087	278,015
Effect of exchange rate changes on cash	(32,342)	(9,558)
Net increase/(decrease) in cash and due from banks and deposits with banks	$(96,647)	$232,260
Operating activities
•In 2022, cash provided reflected higher accounts payable and other liabilities, trading liabilities, and net proceeds from loans held-for-sale, predominantly offset by higher trading assets.
•In 2021, cash used resulted from higher securities borrowed and accrued interest and accounts receivable, partially offset by higher accounts payable and other liabilities.
Investing activities
•In 2022, cash used resulted from net loan originations and higher securities purchased under resale agreements, partially offset by net proceeds of investment securities.
•In 2021, cash used resulted from net loan originations and net purchases of investment securities, partially offset by lower securities purchased under resale agreements.
Financing activities
•In 2022, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings, largely offset by lower deposits.
•In 2021, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 16-17, Capital Risk Management on pages 45-50, and Liquidity Risk Management on pages 51-56, and the Consolidated Statements of Cash Flows on page 94 of this Form 10-Q, and pages 97-104 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 90-94.
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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2022			2021
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$900	$663	$1,563	$1,332	$690	$2,022
Total noninterest revenue	15,198	663	15,861	16,567	690	17,257
Net interest income	17,518	112	17,630	13,080	104	13,184
Total net revenue	32,716	775	33,491	29,647	794	30,441
Total noninterest expense	19,178	NA	19,178	17,063	NA	17,063
Pre-provision profit	13,538	775	14,313	12,584	794	13,378
Provision for credit losses	1,537	NA	1,537	(1,527)	NA	(1,527)
Income before income tax expense	12,001	775	12,776	14,111	794	14,905
Income tax expense	2,264	775	3,039	2,424	794	3,218
Net income	$9,737	NA	$9,737	$11,687	NA	$11,687

Overhead ratio	59%	NM	57%	58%	NM	56%

	Nine months ended September 30,
	2022			2021
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$2,930	$2,250	$5,180	$3,650	$2,241	$5,891
Total noninterest revenue	47,630	2,250	49,880	53,682	2,241	55,923
Net interest income	46,518	313	46,831	38,710	322	39,032
Total net revenue	94,148	2,563	96,711	92,392	2,563	94,955
Total noninterest expense	57,118	NA	57,118	53,455	NA	53,455
Pre-provision profit	37,030	2,563	39,593	38,937	2,563	41,500
Provision for credit losses	4,101	NA	4,101	(7,968)	NA	(7,968)
Income before income tax expense	32,929	2,563	35,492	46,905	2,563	49,468
Income tax expense	6,261	2,563	8,824	8,970	2,563	11,533
Net Income	$26,668	NA	$26,668	$37,935	NA	$37,935

Overhead ratio	61%	NM	59%	58%	NM	56%
(a)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Net interest income – reported	$17,518	$13,080	34%	$46,518	$38,710	20%
Fully taxable-equivalent adjustments	112	104	8	313	322	(3)
Net interest income – managed basis(a)	$17,630	$13,184	34	$46,831	$39,032	20
Less: Markets net interest income(b)	707	1,967	(64)	4,474	6,177	(28)
Net interest income excluding Markets(a)	$16,923	$11,217	51	$42,357	$32,855	29

Average interest-earning assets	$3,344,949	$3,219,786	4	$3,377,390	$3,174,858	6
Less: Average Markets interest-earning assets(b)	952,488	894,892	6	957,837	881,547	9
Average interest-earning assets excluding Markets	$2,392,461	$2,324,894	3%	$2,419,553	$2,293,311	6%
Net yield on average interest-earning assets – managed basis	2.09%	1.62%		1.85%	1.64%
Net yield on average Markets interest-earning assets(b)	0.29	0.87		0.62	0.94
Net yield on average interest-earning assets excluding Markets	2.81%	1.91%		2.34%	1.92%

Noninterest revenue – reported	$15,198	$16,567	(8)%	$47,630	$53,682	(11)%
Fully taxable-equivalent adjustments	663	690	(4)	2,250	2,241	—
Noninterest revenue – managed basis	$15,861	$17,257	(8)	$49,880	$55,923	(11)
Less: Markets noninterest revenue(b)	6,064	4,302	41	18,840	15,929	18
Noninterest revenue excluding Markets	$9,797	$12,955	(24)	$31,040	$39,994	(22)

Memo: Total Markets net revenue(b)	$6,771	$6,269	8	$23,314	$22,106	5
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 32 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2022	Dec 31, 2021	Three months ended September 30,		Nine months ended September 30,
			2022	2021	2022	2021
Common stockholders’ equity	$255,180	$259,289	$252,944	$253,556	$251,147	$250,011
Less: Goodwill	51,461	50,315	51,323	49,457	50,739	49,323
Less: Other intangible assets	1,205	882	1,208	849	1,076	868
Add: Certain deferred tax liabilities(a)	2,509	2,499	2,512	2,480	2,504	2,465
Tangible common equity	$205,023	$210,591	$202,925	$205,730	$201,836	$202,285

Return on tangible common equity	NA	NA	18%	22%	17%	24%
Tangible book value per share	$69.90	$71.53	NA	NA	NA	NA
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
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 48, and page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 61-62 and Note 32 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021		Change
Total net revenue	$14,331	$12,521		14%	$11,875	$12,396		(4)%	$3,048	$2,520		21%
Total noninterest expense	8,047	7,238		11	6,618	5,871		13	1,180	1,032		14
Pre-provision profit/(loss)	6,284	5,283		19	5,257	6,525		(19)	1,868	1,488		26
Provision for credit losses	529	(459)		NM	513	(638)		NM	618	(363)		NM
Net income/(loss)	4,334	4,351	(a)	—	3,532	5,647	(a)	(37)	946	1,409	(a)	(33)
Return on equity (“ROE”)	33%	34%			13%	26%			14%	22%

Three months ended September 30,	Asset & Wealth Management				Corporate				Total
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021	Change
Total net revenue	$4,539	$4,300		6%	$(302)	$(1,296)		77%	$33,491	$30,441	10%
Total noninterest expense	3,028	2,762		10	305	160		91	19,178	17,063	12
Pre-provision profit/(loss)	1,511	1,538		(2)	(607)	(1,456)		58	14,313	13,378	7
Provision for credit losses	(102)	(60)		(70)	(21)	(7)		(200)	1,537	(1,527)	NM
Net income/(loss)	1,219	1,196	(a)	2	(294)	(916)	(a)	68	9,737	11,687	(17)
ROE	28%	33%			NM	NM			15%	18%

Nine months ended September 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021		Change
Total net revenue	$39,174	$37,798		4%	$37,351	$40,215		(7)%	$8,129	$7,396		10%
Total noninterest expense	23,490	21,502		9	20,661	19,498		6	3,465	2,982		16
Pre-provision profit/(loss)	15,684	16,296		(4)	16,690	20,717		(19)	4,664	4,414		6
Provision for credit losses	1,968	(5,929)		NM	1,017	(1,048)		NM	984	(858)		NM
Net income/(loss)	10,329	16,783	(a)	(38)	11,642	16,591	(a)	(30)	2,790	4,012	(a)	(30)
ROE	27%	44%			14%	26%	(a)		14%	21%

Nine months ended September 30,	Asset & Wealth Management				Corporate				Total
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021	Change
Total net revenue	$13,160	$12,484		5%	$(1,103)	$(2,938)		62%	$96,711	$94,955	2%
Total noninterest expense	8,807	7,922		11	695	1,551		(55)	57,118	53,455	7
Pre-provision profit/(loss)	4,353	4,562		(5)	(1,798)	(4,489)		60	39,593	41,500	(5)
Provision for credit losses	96	(191)		NM	36	58		(38)	4,101	(7,968)	NM
Net income/(loss)	3,231	3,612	(a)	(11)	(1,324)	(3,063)	(a)	57	26,668	37,935	(30)
ROE	25%	34%			NM	NM			14%	20%
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2022 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 63-66 of JPMorgan Chase's 2021 Form 10-K and Line of Business Metrics on page 190 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2022	2021		Change	2022	2021		Change
Revenue
Lending- and deposit-related fees	$822	$786		5%	$2,482	$2,281		9%
Asset management, administration and commissions	939	893		5	2,815	2,564		10
Mortgage fees and related income	313	596		(47)	1,146	1,847		(38)
Card income	665	651		2	1,933	2,888		(33)
All other income	1,023	1,212		(16)	3,194	3,872		(18)
Noninterest revenue	3,762	4,138		(9)	11,570	13,452		(14)
Net interest income	10,569	8,383		26	27,604	24,346		13
Total net revenue	14,331	12,521		14	39,174	37,798		4

Provision for credit losses	529	(459)		NM	1,968	(5,929)		NM

Noninterest expense
Compensation expense	3,345	3,012		11	9,753	8,965		9
Noncompensation expense(a)	4,702	4,226		11	13,737	12,537		10
Total noninterest expense	8,047	7,238		11	23,490	21,502		9
Income before income tax expense	5,755	5,742		—	13,716	22,225		(38)
Income tax expense	1,421	1,391	(d)	2	3,387	5,442	(d)	(38)
Net income	$4,334	$4,351	(d)	—	$10,329	$16,783	(d)	(38)

Revenue by line of business
Consumer & Business Banking(b)	$8,010	$6,157		30	$20,630	$17,808		16
Home Lending	920	1,400		(34)	3,090	4,207		(27)
Card & Auto	5,401	4,964		9	15,454	15,783		(2)

Mortgage fees and related income details:
Production revenue	93	614		(85)	454	1,888		(76)
Net mortgage servicing revenue(c)	220	(18)		NM	692	(41)		NM
Mortgage fees and related income	$313	$596		(47)%	$1,146	$1,847		(38)%

Financial ratios
Return on equity	33%	34%			27%	44%
Overhead ratio	56	58			60	57
(a)Included depreciation expense on leased assets of $605 million and $769 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 billion and $2.5 billion for the nine months ended September 30, 2022 and 2021, respectively.
(b)Effective in the fourth quarter of 2022, Consumer & Business Banking was renamed Banking & Wealth Management.
(c)Included MSR risk management results of $54 million and $(145) million for the three months ended September 30, 2022 and 2021, respectively, and $191 million and $(363) million for the nine months ended September 30, 2022 and 2021, respectively.
(d)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Quarterly results
Net income was $4.3 billion, relatively flat compared to the prior year.
Net revenue was $14.3 billion, an increase of 14%.
Net interest income was $10.6 billion, up 26%, driven by:
•higher margins and growth in deposits in CBB, and higher revolving loans in Card, partially offset by
•a reduction associated with PPP loan forgiveness in CBB and lower NII in Home Lending predominantly due to tighter loan spreads.
Noninterest revenue was $3.8 billion, down 9%, driven by:
•lower production revenue from lower margins and volume in Home Lending, and
•lower auto operating lease income as a result of a decline in volume, partially offset by
•higher net mortgage servicing revenue due to a net gain in MSR risk management compared with a net loss in the prior year driven by updates to model inputs,
•higher travel-related commissions,
•a gain on warrants associated with an equity investment, and
•card income was relatively flat as the impact from the increase in debit and credit card sales volume was offset by higher amortization related to new account origination costs.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income. Refer to Note 5 for additional information on card income.
Noninterest expense was $8.0 billion, up 11%, reflecting:
•investments in the business and increased structural expenses, predominantly driven by compensation, marketing and technology, partially offset by
•lower volume- and revenue-related expenses driven by lower depreciation expense on lower auto lease assets.
The provision for credit losses was $529 million, reflecting:
•net charge-offs of $679 million, up $188 million, largely driven by loan growth in Card, partially offset by
•a $150 million reserve release in Home Lending.
The allowance for loan losses in Card was flat as the addition to the allowance resulting from higher outstanding balances was offset by a reduction related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
The prior year included a $950 million reduction in the allowance for credit losses across CCB.
Refer to Credit and Investment Risk Management on pages 57-76 and Allowance for Credit Losses on pages 73-75 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $10.3 billion, down 38%, predominantly driven by a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $39.2 billion, an increase of 4%.
Net interest income was $27.6 billion, up 13%, predominantly driven by:
•growth in deposits and higher margins in CBB, and higher revolving loans in Card, partially offset by
•a reduction associated with PPP loan forgiveness in CBB, and lower NII in Home Lending driven by tighter loan spreads.
Noninterest revenue was $11.6 billion, down 14%, driven by:
•lower production revenue from lower margins and volume in Home Lending,
•lower card income reflecting higher amortization related to new account origination costs, and
•lower auto operating lease income as a result of a decline in volume, partially offset by
•higher net mortgage servicing revenue due to a net gain in MSR risk management compared with a net loss in the prior year driven by updates to model inputs and higher operating revenue on a higher level of third-party loans serviced,
•higher asset management, administration and commissions revenue predominantly driven by travel-related commissions and increased annuity sales, and
•higher deposit-related fees due to higher service fee volume.
Noninterest expense was $23.5 billion, up 9%, reflecting:
•investments in the business and increased structural expenses, largely driven by compensation, marketing and technology, partially offset by
•lower volume- and revenue-related expenses, largely driven by lower depreciation expense on lower auto lease assets, partially offset by higher operating losses.
The provision for credit losses was $2.0 billion, reflecting:
•net charge-offs of $1.8 billion, down $403 million, driven by Card, reflecting the ongoing financial strength of U.S. consumers. However, median deposit balances continue to decline, impacted by the growth in consumer spending, and
•a $125 million net addition to the allowance for credit losses driven by Card, reflecting higher outstanding balances, predominantly offset by a reduction related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
The prior year included an $8.2 billion reduction in the allowance for credit losses across CCB.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$500,752	$493,169	2%	$500,752	$493,169	2%
Loans:
Consumer & Business Banking(a)	30,230	40,659	(26)	30,230	40,659	(26)
Home Lending(b)	174,618	179,489	(3)	174,618	179,489	(3)
Card	170,462	143,166	19	170,462	143,166	19
Auto	67,201	68,391	(2)	67,201	68,391	(2)
Total loans	442,511	431,705	3	442,511	431,705	3
Deposits	1,173,241	1,093,852	7	1,173,241	1,093,852	7
Equity	50,000	50,000	—	50,000	50,000	—
Selected balance sheet data (average)
Total assets	$498,858	$491,512	1	$494,704	$487,107	2
Loans:
Consumer & Business Banking	30,788	43,256	(29)	32,264	47,469	(32)
Home Lending(c)	176,852	181,150	(2)	176,891	180,276	(2)
Card	168,125	141,950	18	158,721	137,687	15
Auto	66,979	67,785	(1)	68,258	67,313	1
Total loans	442,744	434,141	2	436,134	432,745	1
Deposits	1,174,227	1,076,323	9	1,169,474	1,034,947	13
Equity	50,000	50,000	—	50,000	50,000	—

Headcount	133,803	126,586	6%	133,803	126,586	6%
(a)At September 30, 2022 and 2021, included $791 million and $11.1 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion on the PPP.
(b)At September 30, 2022 and 2021, Home Lending loans held-for-sale and loans at fair value were $4.1 billion and $14.5 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $5.9 billion and $17.1 billion for the three months ended September 30, 2022 and 2021, respectively, and $8.3 billion and $14.6 billion for the nine months ended September 30, 2022 and 2021, respectively.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2022	2021	Change	2022	2021	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$3,936	$5,000	(21)%	$3,936	$5,000	(21)%
Net charge-offs/(recoveries)
Consumer & Business Banking	105	66	59	275	203	35
Home Lending	(59)	(74)	20	(196)	(204)	4
Card	592	495	20	1,678	2,233	(25)
Auto	41	4	NM	86	14	NM
Total net charge-offs/(recoveries)	$679	$491	38	$1,843	$2,246	(18)

Net charge-off/(recovery) rate
Consumer & Business Banking(d)	1.35%	0.61%		1.14%	0.57%
Home Lending	(0.14)	(0.18)		(0.16)	(0.16)
Card	1.40	1.39		1.41	2.18
Auto	0.24	0.02		0.17	0.03
Total net charge-off/(recovery) rate	0.62%	0.47%		0.58%	0.72%

30+ day delinquency rate
Home Lending(e)(f)	0.78%	1.06%		0.78%	1.06%
Card	1.23	1.00		1.23	1.00
Auto	0.75	0.46		0.75	0.46

90+ day delinquency rate - Card	0.57%	0.49%		0.57%	0.49%

Allowance for loan losses
Consumer & Business Banking	$722	$797	(9)	$722	$797	(9)
Home Lending	667	630	6	667	630	6
Card	10,400	11,650	(11)	10,400	11,650	(11)
Auto	715	813	(12)	715	813	(12)
Total allowance for loan losses	$12,504	$13,890	(10)%	$12,504	$13,890	(10)%
(a)At September 30, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $219 million and $355 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At September 30, 2022 and 2021, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 110-116 of JPMorgan Chase's 2021 Form 10-K for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(c)At September 30, 2022 and 2021, nonaccrual loans excluded $57 million and $5 million of PPP loans 90 or more days past due and guaranteed by the SBA, respectively.
(d)At September 30, 2022 and 2021, included $791 million and $11.1 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.
(e)At September 30, 2022 and 2021, the principal balance of loans under payment deferral programs offered in response to the COVID-19 pandemic was $454 million and $3.1 billion in Home Lending, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 110-116 of JPMorgan Chase's 2021 Form 10-K for further information on consumer payment assistance activity.
(f)At September 30, 2022 and 2021, excluded mortgage loans insured by U.S. government agencies of $284 million and $432 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2022		2021		Change	2022		2021			Change
Business Metrics
Number of branches	4,802		4,854		(1)%	4,802		4,854			(1)%
Active digital customers (in thousands)(a)	61,985		57,961		7	61,985		57,961			7
Active mobile customers (in thousands)(b)	48,904		44,333		10	48,904		44,333			10
Debit and credit card sales volume	$395.8		$349.9		13	$1,144.3		$984.5			16

Consumer & Business Banking
Average deposits	$1,156.9		$1,056.3		10	$1,152.2		$1,015.5			13
Deposit margin	1.83%		1.29%			1.46%		1.29%
Business banking origination volume	$1.0		$0.8		17	$3.2		$13.1		(f)	(75)
Client investment assets(c)	615.0		681.5		(10)	615.0		681.5			(10)
Number of client advisors	5,017		4,689		7	5,017		4,689			7

Home Lending
Mortgage origination volume by channel
Retail	$7.8		$23.7		(67)	$33.9		$69.4			(51)
Correspondent	4.3		17.9		(76)	24.8		51.1			(51)
Total mortgage origination volume(d)	$12.1		$41.6		(71)	$58.7		$120.5			(51)

Third-party mortgage loans serviced (period-end)	$586.7		$509.3		15	586.7		$509.3			15
MSR carrying value (period-end)	8.1		5.3		53	8.1		5.3			53
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.38%		1.04%			1.38%		1.04%
MSR revenue multiple(e)	4.93	x	3.85	x		4.93	x	3.85	x

Credit Card
Credit card sales volume, excluding commercial card	$272.3		$232.0		17	$779.9		$639.4			22
Net revenue rate	9.92%		9.74%			9.79%		10.84%

Auto
Loan and lease origination volume	$7.5		$11.5		(35)	$22.9		$35.1			(35)
Average auto operating lease assets	13.5		18.8		(28)%	14.9		19.5			(24)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 38-41 for additional information.
(d)Firmwide mortgage origination volume was $15.2 billion and $46.1 billion for the three months ended September 30, 2022 and 2021, respectively, and $73.3 billion and $134.2 billion for the nine months ended September 30, 2022 and 2021, respectively.
(e)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).
(f)Included origination volume under the PPP of $10.6 billion for the nine months ended September 30, 2021. The program ended on May 31, 2021 for new applications.

CORPORATE & INVESTMENT BANK
Refer to pages 67-72 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 190 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2022	2021		Change	2022	2021		Change
Revenue
Investment banking fees	$1,762	$3,297		(47)%	$5,462	$9,857		(45)%
Principal transactions	5,258	3,577		47	15,529	13,648		14
Lending- and deposit-related fees	589	634		(7)	1,871	1,860		1
Asset management, administration and commissions	1,198	1,240		(3)	3,867	3,772		3
All other income	424	313		35	1,208	924		31
Noninterest revenue	9,231	9,061		2	27,937	30,061		(7)
Net interest income	2,644	3,335		(21)	9,414	10,154		(7)
Total net revenue(a)	11,875	12,396		(4)	37,351	40,215		(7)

Provision for credit losses	513	(638)		NM	1,017	(1,048)		NM

Noninterest expense
Compensation expense	3,311	2,827		17	10,827	10,738		1
Noncompensation expense	3,307	3,044		9	9,834	8,760		12
Total noninterest expense	6,618	5,871		13	20,661	19,498		6
Income before income tax expense	4,744	7,163		(34)	15,673	21,765		(28)
Income tax expense	1,212	1,516	(b)	(20)	4,031	5,174	(b)	(22)
Net income	$3,532	$5,647	(b)	(37)%	$11,642	$16,591	(b)	(30)%
Financial ratios
Return on equity	13%	26%			14%	26%	(b)
Overhead ratio	56	47			55	48
Compensation expense as percentage of total net revenue	28	23			29	27
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $626 million and $641 million for the three months ended September 30, 2022 and 2021, respectively, and $2.1 billion for both the nine months ended September 30, 2022 and 2021.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenue by business
Investment Banking	$1,713	$3,025	(43)%	$5,121	$9,300	(45)%
Payments	1,989	1,624	22	5,306	4,469	19
Lending	323	244	32	1,054	738	43
Total Banking	4,025	4,893	(18)	11,481	14,507	(21)
Fixed Income Markets	4,469	3,672	22	14,878	13,531	10
Equity Markets	2,302	2,597	(11)	8,436	8,575	(2)
Securities Services	1,110	1,126	(1)	3,329	3,264	2
Credit Adjustments & Other(a)	(31)	108	NM	(773)	338	NM
Total Markets & Securities Services	7,850	7,503	5	25,870	25,708	1
Total net revenue	$11,875	$12,396	(4)%	$37,351	$40,215	(7)%
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

Quarterly results
Net income was $3.5 billion, down 37%.
Net revenue was $11.9 billion, down 4%.
Banking revenue was $4.0 billion, down 18%.
•Investment Banking revenue was $1.7 billion, down 43%, driven by lower Investment Banking fees, down 47%, reflecting lower fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $290 million, down 72%, and debt underwriting fees were $624 million, down 40%, as volatile market conditions resulted in lower issuance activity.
–Advisory fees were $848 million, down 31%, driven by a lower level of announced deals.
•Payments revenue was $2.0 billion, up 22%, and included the net impact of equity investments. Excluding this net impact, Payments revenue was $ 2.1 billion, up 41%, driven by improved deposit margins and growth in fees on higher volumes.
•Lending revenue was $323 million, up 32%, driven by higher net interest income on higher loans.
Markets & Securities Services revenue was $7.9 billion, up 5%. Markets revenue was $6.8 billion, up 8%.
•Fixed Income Markets revenue was $4.5 billion, up 22%, as elevated volatility drove strong performance in the macro businesses, particularly in Currencies & Emerging Markets and Rates, partially offset by lower revenue in Securitized Products.
•Equity Markets revenue was $2.3 billion, down 11%, predominantly driven by lower revenue across products compared to a record third quarter in the prior year.
•Securities Services revenue was $1.1 billion, down 1%, driven by lower market levels and lower deposits, predominantly offset by improved deposit margins.
•Credit Adjustments & Other was a loss of $31 million, compared with a gain of $108 million in the prior year.
Noninterest expense was $6.6 billion, up 13%, predominantly driven by higher structural expense, investments in the business and revenue-related expense, including compensation.
The provision for credit losses was $513 million, predominantly driven by an addition to the allowance for credit losses associated with loan and lending-related commitment activity and the impact of updates to the Firm’s macroeconomic scenarios.
The provision for credit losses in the prior year was a net benefit of $638 million.
Refer to Credit and Investment Risk Management on pages 57-76 and Allowance for Credit Losses on pages 73-75 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $11.6 billion, down 30%.
Net revenue was $37.4 billion, down 7%.
Banking revenue was $11.5 billion, down 21%.
•Investment Banking revenue was $5.1 billion, down 45%, driven by lower Investment Banking fees, down 45%, reflecting lower fees across products, and $225 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in the second quarter of 2022. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $784 million, down 75%, and debt underwriting fees were $2.4 billion, down 39%, as volatile market conditions resulted in lower issuance activity.
–Advisory fees were $2.3 billion, down 18%, driven by a lower level of announced deals.
•Payments revenue was $5.3 billion, up 19%, and included the net impact of equity investments. Excluding this net impact, Payments revenue was $5.4 billion, up 25% driven by improved deposit margins and growth in fees on higher volumes.
•Lending revenue was $1.1 billion, up 43%, driven by higher net interest income on higher loans, as well as fair value gains on hedges of accrual loans, compared with losses in the prior year.
Markets & Securities Services revenue was $25.9 billion, up 1%. Markets revenue was $23.3 billion, up 5%.
•Fixed Income Markets revenue was $14.9 billion, up 10%, driven by higher revenue in macro businesses, particularly in Currencies & Emerging Markets, partially offset by lower revenue in Securitized Products.
•Equity Markets revenue was $8.4 billion, down 2%, driven by lower revenue in Cash Equities, largely offset by Derivatives.
•Securities Services revenue was $3.3 billion, up 2%, driven by improved deposit margins and growth in fees, largely offset by lower market levels and lower deposits.
•Credit Adjustments & Other was a loss of $773 million, reflecting funding spread widening, and to a lesser extent losses on exposure relating to commodities and Russia and Russia-associated counterparties, compared with a gain of $338 million in the prior year.
Noninterest expense was $20.7 billion, up 6%, predominantly driven by higher structural expense and investments in the business, including higher compensation, as well as higher legal expense, partially offset by lower volume- and revenue-related expense primarily revenue-related compensation.
The provision for credit losses was $1.0 billion, predominantly driven by a net addition to the allowance for credit losses, reflecting the impact of updates to the Firm's macroeconomic forecast and loan growth.
The provision for credit losses in the prior year was a net benefit of $1.0 billion, driven by a net reduction in the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$1,384,618	$1,355,752	2%	$1,384,618	$1,355,752	2%
Loans:
Loans retained(a)	180,604	151,211	19	180,604	151,211	19
Loans held-for-sale and loans at fair value(b)	40,357	52,436	(23)	40,357	52,436	(23)
Total loans	220,961	203,647	9	220,961	203,647	9
Equity	103,000	83,000	24	103,000	83,000	24
Selected balance sheet data (average)
Total assets	$1,403,247	$1,331,240	5	$1,413,662	$1,332,244	6
Trading assets-debt and equity instruments	386,895	442,623	(13)	405,655	461,728	(12)
Trading assets-derivative receivables	83,084	64,730	28	77,846	69,159	13
Loans:
Loans retained(a)	$176,469	$149,826	18	$169,175	$142,286	19
Loans held-for-sale and loans at fair value(b)	45,150	53,712	(16)	48,176	50,616	(5)
Total loans	$221,619	$203,538	9	$217,351	$192,902	13
Equity	103,000	83,000	24	103,000	83,000	24
Headcount	71,797	66,267	8%	71,797	66,267	8%
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Loans held-for-sale and loans at fair value primarily reflect lending related positions originated and purchased in CIB Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2022	2021	Change	2022	2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$17	$2	NM	$75	$(17)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$583	$547	7	$583	$547	7
Nonaccrual loans held-for-sale and loans at fair value(b)	824	1,234	(33)	824	1,234	(33)
Total nonaccrual loans	1,407	1,781	(21)	1,407	1,781	(21)
Derivative receivables	339	393	(14)	339	393	(14)
Assets acquired in loan satisfactions	85	95	(11)	85	95	(11)
Total nonperforming assets	$1,831	$2,269	(19)	$1,831	$2,269	(19)
Allowance for credit losses:
Allowance for loan losses	$2,032	$1,442	41	$2,032	$1,442	41
Allowance for lending-related commitments	1,582	1,426	11	1,582	1,426	11
Total allowance for credit losses	$3,614	$2,868	26%	$3,614	$2,868	26%
Net charge-off/(recovery) rate(c)	0.04%	0.01%		0.06%	(0.02)%
Allowance for loan losses to period-end loans retained	1.13	0.95		1.13	0.95
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.49	1.29		1.49	1.29
Allowance for loan losses to nonaccrual loans retained(a)	349	264		349	264
Nonaccrual loans to total period-end loans	0.64%	0.87%		0.64%	0.87%
(a)Allowance for loan losses of $111 million and $138 million were held against these nonaccrual loans at September 30, 2022 and 2021, respectively.
(b)At September 30, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $143 million and $289 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Advisory	$848	$1,228	(31)%	$2,313	$2,824	(18)%
Equity underwriting	290	1,032	(72)	784	3,151	(75)
Debt underwriting(a)	624	1,037	(40)	2,365	3,882	(39)
Total investment banking fees	$1,762	$3,297	(47)%	$5,462	$9,857	(45)%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2021
	2022		2021		2022		2021
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.6%	# 2	9.1%	# 2	8.2%	# 2	8.9%	# 2	9.6%
U.S.	3	9.1	3	10.0	2	8.8	2	9.7	2	10.7
Equity and equity-related(c)
Global	2	5.8	2	9.7	2	5.8	2	9.3	2	8.8
U.S.	1	15.6	2	12.9	1	14.2	2	11.8	2	11.7
Long-term debt(d)
Global	2	6.4	2	7.5	1	7.4	1	8.7	1	8.4
U.S.	2	12.2	2	10.6	1	12.3	1	12.5	1	12.1
Loan syndications
Global	1	9.8	2	8.7	1	11.1	1	11.2	1	10.9
U.S.	1	12.8	2	10.2	1	11.9	1	13.1	1	12.6
Global investment banking fees(e)	# 1	8.1%	# 2	8.8%	# 1	8.1%	# 1	9.3%	# 1	9.3%
(a)Source: Dealogic as of October 3, 2022. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2022			2021
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,113	$2,070	$5,183	$1,624	$1,864	$3,488
Lending- and deposit-related fees	75	7	82	83	4	87
Asset management, administration and commissions	141	458	599	127	467	594
All other income	211	(11)	200	173	(40)	133
Noninterest revenue	3,540	2,524	6,064	2,007	2,295	4,302
Net interest income	929	(222)	707	1,665	302	1,967
Total net revenue	$4,469	$2,302	$6,771	$3,672	$2,597	$6,269

	Nine months ended September 30,			Nine months ended September 30,
	2022			2021
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$9,436	$6,802	$16,238	$7,113	$6,225	$13,338
Lending- and deposit-related fees	229	15	244	234	12	246
Asset management, administration and commissions	425	1,535	1,960	377	1,496	1,873
All other income	494	(96)	398	532	(60)	472
Noninterest revenue	10,584	8,256	18,840	8,256	7,673	15,929
Net interest income	4,294	180	4,474	5,275	902	6,177
Total net revenue	$14,878	$8,436	$23,314	$13,531	$8,575	$22,106

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2022	2021	Change	2022	2021	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$14,025	$15,799	(11)%	$14,025	$15,799	(11)%
Equity	9,767	12,276	(20)	9,767	12,276	(20)
Other(a)	3,365	3,887	(13)	3,365	3,887	(13)
Total AUC	$27,157	$31,962	(15)	$27,157	$31,962	(15)
Merchant processing volume (in billions)(b)	$545.4	$470.9	16	$1,575.2	$1,371.8	15
Client deposits and other third-party liabilities (average)(c)	$669,215	$714,376	(6)%	$700,095	$714,039	(2)%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2022	2021	Change	2022	2021	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,653	$3,201	14%	$12,625	$11,045	14%
Asia-Pacific	2,060	1,973	4	6,068	6,026	1
Latin America/Caribbean	549	526	4	1,690	1,480	14
Total international net revenue	6,262	5,700	10	20,383	18,551	10
North America	5,613	6,696	(16)	16,968	21,664	(22)
Total net revenue	$11,875	$12,396	(4)	$37,351	$40,215	(7)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$38,244	$32,922	16	$38,244	$32,922	16
Asia-Pacific	16,670	14,544	15	16,670	14,544	15
Latin America/Caribbean	8,035	6,495	24	8,035	6,495	24
Total international loans	62,949	53,961	17	62,949	53,961	17
North America	117,655	97,250	21	117,655	97,250	21
Total loans retained	$180,604	$151,211	19	$180,604	$151,211	19

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$240,548	$245,895	(2)	$253,300	$243,279	4
Asia-Pacific	123,024	131,110	(6)	129,059	131,836	(2)
Latin America/Caribbean	38,231	47,374	(19)	41,207	46,607	(12)
Total international	$401,803	$424,379	(5)	$423,566	$421,722	—
North America	267,412	289,997	(8)	276,529	292,317	(5)
Total client deposits and other third-party liabilities	$669,215	$714,376	(6)	$700,095	$714,039	(2)

AUC (period-end)(b) (in billions)
North America	$18,285	$20,792	(12)	$18,285	$20,792	(12)
All other regions	8,872	11,170	(21)	8,872	11,170	(21)
Total AUC	$27,157	$31,962	(15)%	$27,157	$31,962	(15)%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 73-75 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 191 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions)	2022	2021		Change	2022	2021		Change
Revenue
Lending- and deposit-related fees	$288	$355		(19)%	$1,000	$1,036		(3)%
All other income	548	633		(13)	1,607	1,819		(12)
Noninterest revenue	836	988		(15)	2,607	2,855		(9)
Net interest income	2,212	1,532		44	5,522	4,541		22
Total net revenue(a)	3,048	2,520		21	8,129	7,396		10

Provision for credit losses	618	(363)		NM	984	(858)		NM

Noninterest expense
Compensation expense	577	511		13	1,689	1,477		14
Noncompensation expense	603	521		16	1,776	1,505		18
Total noninterest expense	1,180	1,032		14	3,465	2,982		16

Income before income tax expense	1,250	1,851		(32)	3,680	5,272		(30)
Income tax expense	304	442	(b)	(31)	890	1,260	(b)	(29)
Net income	$946	$1,409	(b)	(33)%	$2,790	$4,012	(b)	(30)%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $80 million for both the three months ended September 30, 2022 and 2021 and $222 million and $231 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data (continued)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2022	2021	Change	2022	2021	Change
Revenue by product
Lending	$1,176	$1,138	3%	$3,339	$3,478	(4)%
Payments	1,568	947	66	3,754	2,704	39
Investment banking(a)	274	416	(34)	816	1,136	(28)
Other	30	19	58	220	78	182
Total net revenue	$3,048	$2,520	21	$8,129	$7,396	10

Investment banking revenue, gross(b)	$761	$1,343	(43)	$2,278	$3,636	(37)

Revenue by client segments
Middle Market Banking	$1,366	$1,017	34	$3,515	$2,942	19
Corporate Client Banking	1,052	878	20	2,809	2,580	9
Commercial Real Estate Banking	624	602	4	1,795	1,805	(1)
Other	6	23	(74)	10	69	(86)
Total net revenue	$3,048	$2,520	21%	$8,129	$7,396	10%

Financial ratios
Return on equity	14%	22%		14%	21%
Overhead ratio	39	41		43	40
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 21 for discussion of revenue sharing.

Quarterly results
Net income was $946 million, down 33%, reflecting a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $3.0 billion, up 21% compared to the prior year. Net interest income was $2.2 billion, up 44%, driven by the impact of higher deposit margins and growth in loans, predominantly offset by the impact of higher funding costs on loans and lower deposits.
Noninterest revenue was $836 million, down 15%, driven by lower investment banking revenue and deposit-related fees, partially offset by mark-ups on held-for-sale positions, primarily unfunded commitments in the bridge financing portfolio.
Noninterest expense was $1.2 billion, up 14%, largely driven by higher structural and volume- and revenue-related expense, including compensation.
The provision for credit losses was $618 million, reflecting a net addition to the allowance for credit losses, largely driven by growth in loans and lending-related commitments and the impact of updates to the Firm's macroeconomic scenarios, compared with a net benefit of $363 million in the prior year.
Refer to Credit and Investment Risk Management on pages 57-76 and Allowance for Credit Losses on pages 73-75 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.8 billion, down 30%, reflecting a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $8.1 billion, up 10% compared to the prior year. Net interest income was $5.5 billion, up 22%, driven by the impact of higher deposit margins and growth in loans, largely offset by the impact of higher funding costs on loans.
Noninterest revenue was $2.6 billion, down 9%, driven by lower investment banking revenue and net markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio, partially offset by a gain on an equity method investment received in partial satisfaction of a loan.
Noninterest expense was $3.5 billion, up 16%, predominantly driven by higher volume- and revenue-related and structural expense, including compensation.
The provision for credit losses was $1.0 billion, reflecting a net addition to the allowance for credit losses, driven by growth in loans and lending-related commitments and the impact of updates to the Firm's macroeconomic forecast, compared with a net benefit of $858 million in the prior year.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2022	2021	Change	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$247,485	$227,670	9%	$247,485	$227,670	9%
Loans:
Loans retained	231,829	201,283	15	231,829	201,283	15
Loans held-for-sale and loans at fair value	137	3,412	(96)	137	3,412	(96)
Total loans	$231,966	$204,695	13	$231,966	$204,695	13
Equity	25,000	24,000	4	25,000	24,000	4

Period-end loans by client segment
Middle Market Banking(a)	$71,707	$58,918	22	$71,707	$58,918	22
Corporate Client Banking	52,940	45,107	17	52,940	45,107	17
Commercial Real Estate Banking	107,241	100,458	7	107,241	100,458	7
Other	78	212	(63)	78	212	(63)
Total loans(a)	$231,966	$204,695	13	$231,966	$204,695	13

Selected balance sheet data (average)
Total assets	$246,318	$222,760	11	$239,772	$224,955	7
Loans:
Loans retained	227,539	199,789	14	218,255	202,002	8
Loans held-for-sale and loans at fair value	1,589	2,790	(43)	1,578	2,840	(44)
Total loans	$229,128	$202,579	13	$219,833	$204,842	7

Average loans by client segment
Middle Market Banking	$70,002	$59,032	19	$66,387	$60,243	10
Corporate Client Banking	52,432	43,330	21	48,645	44,154	10
Commercial Real Estate Banking	106,546	100,120	6	104,659	100,213	4
Other	148	97	53	142	232	(39)
Total loans	$229,128	$202,579	13	$219,833	$204,842	7

Client deposits and other third-party liabilities	$281,336	$300,595	(6)	$299,430	$293,981	2
Equity	25,000	24,000	4	25,000	24,000	4

Headcount	14,299	12,584	14%	14,299	12,584	14%
(a)At September 30, 2022 and 2021, total loans included $205 million and $2.0 billion of loans, respectively, under the PPP, of which $187 million and $1.9 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except ratios)	2022		2021	Change	2022	2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$42		$31	35%	$49	$63	(22)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$836	(c)	$735	14%	$836	$735	14%
Nonaccrual loans held-for-sale and loans at fair value	—		—	—	—	—	—
Total nonaccrual loans	$836		$735	14	$836	$735	14
Assets acquired in loan satisfactions	7		16	(56)	7	16	(56)
Total nonperforming assets	$843		$751	12	$843	$751	12
Allowance for credit losses:
Allowance for loan losses	$3,050		$2,354	30	$3,050	$2,354	30
Allowance for lending-related commitments	864		711	22	864	711	22
Total allowance for credit losses	$3,914		$3,065	28%	$3,914	$3,065	28%
Net charge-off/(recovery) rate(b)	0.07%		0.06%		0.03%	0.04%
Allowance for loan losses to period-end loans retained	1.32		1.17		1.32	1.17
Allowance for loan losses to nonaccrual loans retained(a)	365		320		365	320
Nonaccrual loans to period-end total loans	0.36		0.36		0.36	0.36
(a)Allowance for loan losses of $150 million and $123 million was held against nonaccrual loans retained at September 30, 2022 and 2021, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)At September 30, 2022, nonaccrual loans excluded $27 million of PPP loans 90 or more days past due and guaranteed by the SBA.

ASSET & WEALTH MANAGEMENT
Refer to pages 76-78 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on pages 191-192 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	2022	2021		Change	2022	2021		Change
Revenue
Asset management, administration and commissions	$3,044	$3,096		(2)%	$9,196	$9,003		2%
All other income	82	216		(62)	253	620		(59)
Noninterest revenue	3,126	3,312		(6)	9,449	9,623		(2)
Net interest income	1,413	988		43	3,711	2,861		30
Total net revenue	4,539	4,300		6	13,160	12,484		5

Provision for credit losses	(102)	(60)		(70)	96	(191)		NM

Noninterest expense
Compensation expense	1,649	1,387		19	4,687	4,132		13
Noncompensation expense	1,379	1,375		—	4,120	3,790		9
Total noninterest expense	3,028	2,762		10	8,807	7,922		11

Income before income tax expense	1,613	1,598		1	4,257	4,753		(10)
Income tax expense	394	402	(a)	(2)	1,026	1,141	(a)	(10)
Net income	$1,219	$1,196	(a)	2	$3,231	$3,612	(a)	(11)

Revenue by line of business
Asset Management	$2,209	$2,337		(5)	$6,660	$6,758		(1)
Global Private Bank	2,330	1,963		19	6,500	5,726		14
Total net revenue	$4,539	$4,300		6%	$13,160	$12,484		5%

Financial ratios
Return on equity	28%	33%			25%	34%
Overhead ratio	67	64			67	63
Pre-tax margin ratio:
Asset Management	31	36			31	36
Global Private Bank	40	38			34	40
Asset & Wealth Management	36	37			32	38
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net income was $1.2 billion, up 2%.
Net revenue was $4.5 billion, up 6%. Net interest income was $1.4 billion, up 43%. Noninterest revenue was $3.1 billion, down 6%.
Revenue from Asset Management was $2.2 billion, down 5%, largely driven by:
•lower asset management fees reflecting a decline in market levels and the impact of net outflows, largely offset by the removal of most money market fund fee waivers, and
•net investment valuation losses compared to net gains in the prior year, largely offset by
•higher performance fees.
Revenue from Global Private Bank was $2.3 billion, up 19%, driven by:
•improved margins and growth in deposits and to a lesser extent in loans, partially offset by
•lower management fees reflecting a decline in market levels, largely offset by net inflows, and
•lower brokerage fees on reduced volume.
Noninterest expense was $3.0 billion, up 10%, driven by higher structural expense and investments in the business, largely compensation.
The provision for credit losses was a net benefit of $102 million, predominantly driven by a net reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 57-76 and Allowance for Credit Losses on pages 73-75 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $3.2 billion, down 11%.
Net revenue was $13.2 billion, up 5%. Net interest income was $3.7 billion, up 30%. Noninterest revenue was $9.4 billion, down 2%.

Revenue from Asset Management was $6.7 billion, down 1%, predominantly driven by:
net investment valuation losses compared to net gains in the prior year, largely offset by higher performance fees.
Revenue from Global Private Bank was $6.5 billion, up 14%, driven by:
•growth in deposits and loans as well as improved margins
partially offset by
•lower brokerage fees on reduced volume.
Noninterest expense was $8.8 billion, up 11%, predominantly driven by higher structural expense and investments in the business, largely compensation.
The provision for credit losses was $96 million, driven by a net addition to the allowance for credit losses, compared with a net benefit of $191 million in the prior year.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2022	2021	Change	2022	2021	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	75%	70%		75%	70%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	70	60		70	60
3 years	76	78		76	78
5 years	84	78		84	78

Selected balance sheet data (period-end)(c)
Total assets	$232,303	$221,702	5%	$232,303	$221,702	5%
Loans	214,989	202,871	6	214,989	202,871	6
Deposits	242,315	242,309	—	242,315	242,309	—
Equity	17,000	14,000	21	17,000	14,000	21

Selected balance sheet data (average)(c)
Total assets	$232,748	$219,022	6	$233,209	$213,679	9
Loans	216,714	200,635	8	216,065	194,888	11
Deposits	253,026	229,710	10	269,754	218,742	23
Equity	17,000	14,000	21	17,000	14,000	21

Headcount	25,769	22,051	17	25,769	22,051	17

Number of Global Private Bank client advisors	3,110	2,646	18	3,110	2,646	18

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(13)	$(1)	NM	$(5)	$22	NM
Nonaccrual loans	467	686	(32)	467	686	(32)
Allowance for credit losses:
Allowance for loan losses	$461	$402	15	$461	$402	15
Allowance for lending-related commitments	21	20	5	21	20	5
Total allowance for credit losses	$482	$422	14%	$482	$422	14%
Net charge-off/(recovery) rate	(0.02)%	—%		—%	0.02%
Allowance for loan losses to period-end loans	0.21	0.20		0.21	0.20
Allowance for loan losses to nonaccrual loans	99	59		99	59
Nonaccrual loans to period-end loans	0.22	0.34		0.22	0.34
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

Client assets
Client assets of $3.8 trillion and assets under management of $2.6 trillion were down 7% and 13%, respectively, driven by lower market levels and net outflows from liquidity products, partially offset by net inflows to long term products.

Client assets
	As of September 30,
(in billions)	2022	2021	Change
Assets by asset class
Liquidity	$615	$685	(10)%
Fixed income	612	695	(12)
Equity	609	725	(16)
Multi-asset	577	702	(18)
Alternatives	203	189	7
Total assets under management	2,616	2,996	(13)
Custody/brokerage/administration/deposits	1,207	1,100	10
Total client assets(a)	$3,823	$4,096	(7)

Assets by client segment
Private Banking	$698	$773	(10)
Global Institutional	1,209	1,375	(12)
Global Funds	709	848	(16)
Total assets under management	$2,616	$2,996	(13)

Private Banking	$1,848	$1,817	2
Global Institutional	1,261	1,425	(12)
Global Funds	714	854	(16)
Total client assets(a)	$3,823	$4,096	(7)%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2022	2021	2022	2021
Assets under management rollforward
Beginning balance	$2,743	$2,987	$3,113	$2,716
Net asset flows:
Liquidity	(36)	(11)	(88)	48
Fixed income	9	11	5	36
Equity	6	16	26	67
Multi-asset	(5)	3	(2)	11
Alternatives	2	3	8	16
Market/performance/other impacts	(103)	(13)	(446)	102
Ending balance, September 30	$2,616	$2,996	$2,616	$2,996

Client assets rollforward
Beginning balance	$3,798	$4,044	$4,295	$3,652
Net asset flows	(15)	75	(21)	280
Market/performance/other impacts	40	(23)	(451)	164
Ending balance, September 30	$3,823	$4,096	$3,823	$4,096

International
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Total net revenue (a)
Europe/Middle East/Africa	$868	$905	(4)%	$2,357	$2,627	(10)%
Asia-Pacific	458	503	(9)	1,370	1,513	(9)
Latin America/Caribbean	237	229	3	736	659	12
Total international net revenue	1,563	1,637	(5)	4,463	4,799	(7)
North America	2,976	2,663	12	8,697	7,685	13
Total net revenue(a)	$4,539	$4,300	6%	$13,160	$12,484	5%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2022	2021	Change	2022	2021	Change
Assets under management
Europe/Middle East/Africa	$455	$548	(17)%	$455	$548	(17)%
Asia-Pacific	205	246	(17)	205	246	(17)
Latin America/Caribbean	67	76	(12)	67	76	(12)
Total international assets under management	727	870	(16)	727	870	(16)
North America	1,889	2,126	(11)	1,889	2,126	(11)
Total assets under management	$2,616	$2,996	(13)	$2,616	$2,996	(13)

Client assets
Europe/Middle East/Africa	$566	$669	(15)	$566	$669	(15)
Asia-Pacific	306	371	(18)	306	371	(18)
Latin America/Caribbean	181	181	—	181	181	—
Total international client assets	1,053	1,221	(14)	1,053	1,221	(14)
North America	2,770	2,875	(4)	2,770	2,875	(4)
Total client assets	$3,823	$4,096	(7)%	$3,823	$4,096	(7)%

CORPORATE
Refer to pages 79-80 of JPMorgan Chase’s 2021 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in millions, except headcount)	2022		2021		Change	2022		2021		Change
Revenue
Principal transactions	$(76)		$(103)		26%	$(220)		$161		NM
Investment securities losses	(959)		(256)		(275)%	(1,506)		(397)		(279)%
All other income	(59)		117		NM	43		168		(74)
Noninterest revenue	(1,094)		(242)		(352)	(1,683)		(68)		NM
Net interest income	792		(1,054)		NM	580		(2,870)		NM
Total net revenue(a)	(302)		(1,296)		77	(1,103)		(2,938)		62
Provision for credit losses	(21)		(7)		(200)	36		58		(38)
Noninterest expense	305		160		91	695		1,551		(55)
Income/(loss) before income tax expense/(benefit)	(586)		(1,449)		60	(1,834)		(4,547)		60
Income tax expense/(benefit)	(292)		(533)	(c)	45	(510)		(1,484)	(c)	66
Net income/(loss)	$(294)		$(916)	(c)	68	$(1,324)		$(3,063)	(c)	57
Total net revenue
Treasury and CIO	$(180)		$(1,198)		85	$(1,042)		$(2,984)		65
Other Corporate	(122)		(98)		(24)	(61)		46		NM
Total net revenue	$(302)		$(1,296)		77	$(1,103)		$(2,938)		62
Net income/(loss)
Treasury and CIO	$(68)		$(998)		93	$(728)		$(2,629)		72
Other Corporate	(226)		82	(c)	NM	(596)		(434)	(c)	(37)
Total net income/(loss)	$(294)		$(916)	(c)	68	$(1,324)		$(3,063)	(c)	57
Total assets (period-end)	$1,408,726		$1,459,283		(3)	$1,408,726		$1,459,283		(3)
Loans (period-end)	2,206		1,697		30	2,206		1,697		30
Deposits (period-end)	14,449	(b)	546		NM	14,449	(b)	546		NM
Headcount	42,806		38,302		12%	42,806		38,302		12%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $59 million and $64 million for the three months ended September 30, 2022 and 2021, respectively, and $177 million and $197 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Predominantly relates to the Firm's international consumer growth initiatives.
(c)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net loss was $294 million, compared with a net loss of $916 million in the prior year.
Net revenue was a loss of $302 million, compared with a loss of $1.3 billion in the prior year, driven by higher net interest income due to higher rates, partially offset by lower noninterest revenue.
Noninterest revenue was a loss of $1.1 billion, compared with a loss of $242 million in the prior year, predominantly driven by:
•higher net investment securities losses on sales of U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolios, and
•the impact of movements in foreign exchange rates on certain revenues, primarily as a result of the U.S. dollar strengthening, partially offset by
•the impact of movements in foreign exchange rates related to net investment hedges in Treasury and CIO, primarily as a result of the strengthening of the U.S. dollar, and
•lower net losses on certain legacy private equity investments.
Noninterest expense of $305 million was up $145 million, predominantly driven by:
•higher investments, including the costs associated with the Firm's international consumer growth initiatives, and
•higher structural expense, including higher compensation predominantly offset by the impact of movements in foreign exchange rates on certain expenses, primarily as a result of the U.S. dollar strengthening.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that is transferred to Treasury and CIO on certain revenues and expenses was not material to net income.
The current period income tax benefit was predominantly driven by benefits related to tax audit settlements and the change in the level and mix of income and expenses subject to U.S. federal, state and local taxes that also impacted the Firm's tax reserves.
Year-to-date results
Net loss was $1.3 billion, compared with a net loss of $3.1 billion in the prior year.
Net revenue was a loss of $1.1 billion, compared with a loss of $2.9 billion in the prior year, driven by higher net interest income due to higher rates, partially offset by lower noninterest revenue.
Noninterest revenue was a loss of $1.7 billion, compared with a loss of $68 million in the prior year, driven by:
•higher net investment securities losses on sales of U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolios,
•the impact of movements in foreign exchange on certain revenues, primarily as result of the U.S. dollar strengthening,
•net losses on certain legacy private equity investments compared with net gains in prior year,
•net losses, including hedging costs on an equity method investment related to the Firm's international consumer growth initiatives, and
•net losses in Treasury and CIO related to cash deployment transactions, which were more than offset by the related net interest income earned on these transactions, partially offset by
•proceeds from an insurance settlement in the first quarter of 2022, and
•higher net gains related to certain other Corporate investments.
Noninterest expense of $695 million was down $856 million, predominantly driven by:
•lower structural expense reflecting the impact of movements in foreign exchange on certain expenses primarily as a result of the U.S. dollar strengthening, and lower technology expense, partially offset by higher compensation related expense, largely offset by
•higher investments, including the costs associated with the Firm's international consumer growth initiatives.
The prior year included a contribution to the Firm's     Foundation.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that is transferred to Treasury and CIO on certain revenues and expenses was not material to net income.
The current period income tax benefit was predominantly driven by benefits related to tax audit settlements and the change in the level and mix of income and expenses subject to U.S. federal, state and local taxes that also impacted the Firm's tax reserves.
Other Corporate also reflects the Firm's international consumer growth initiatives, which includes Chase U.K., the Firm's digital retail bank in the U.K.; Nutmeg, a digital wealth manager in the U.K.; and a 40% ownership stake in C6 Bank, a digital bank in Brazil, which closed in the first quarter of 2022.
Treasury and CIO overview
At September 30, 2022, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 51-56 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 77-81 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Investment securities losses	$(959)	$(256)	(275)%	$(1,506)	$(397)	(279)%
Available-for-sale securities (average)	$209,008	$223,747	(7)	$254,798	$312,298	(18)
Held-to-maturity securities (average)(a)	436,302	339,544	28	406,915	263,214	55
Investment securities portfolio (average)	$645,310	$563,291	15	$661,713	$575,512	15
Available-for-sale securities (period-end)	$186,441	$249,484	(25)	$186,441	$249,484	(25)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)	430,106	343,542	25	430,106	343,542	25
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$616,547	$593,026	4%	$616,547	$593,026	4%
(a)During 2022 and 2021, the Firm transferred $73.2 billion and $104.5 billion of investment securities, respectively, from AFS to HTM for capital management purposes.
(b)At September 30, 2022 and 2021, the allowance for credit losses on investment securities was $52 million and $73 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		85
Capital risk	45-50	86-96
Liquidity risk	51-56	97-104
Reputation risk		105
Consumer credit risk	59-63	110-116
Wholesale credit risk	64-72	117-128
Investment portfolio risk	76	132
Market risk	77-81	133-140
Country risk	82-83	141-142
Operational risk	84	143-149
Compliance risk		146
Conduct risk		147
Legal risk		148
Estimations and Model risk		149

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
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate the SLR. While the Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios, the Firm expects that in the fourth quarter of 2022, the Basel III Standardized-risk-based ratios will become more binding due to increases in the Firm's risk-based regulatory capital requirements. As a result, the Firm announced the redemption of $5.43 billion of preferred stock and issued $3.5 billion of subordinated notes in the third quarter of 2022 to rebalance the Firm's capital components. Refer to SLR on page 48 and capital actions on pages 48-49 for additional information.
Key Regulatory Developments
CECL regulatory capital transition. On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, is being phased out at 25% per year over a three-year period. As of September 30, 2022, CET1 capital reflected the remaining $2.2 billion benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2022, the Firm phased out 25% of the other relevant CECL capital transition provisions recognized as of December 31, 2021, from Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
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
Risk-based Capital Targets
The Firm's current target for its Basel III Standardized CET1 capital ratio is 12.5% for the fourth quarter of 2022 and 13.0% by the end of the first quarter of 2023. These targets are based on the Basel III capital rules currently in effect, taking into account the Firm's increasing risk-based regulatory capital requirements.

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	September 30, 2022	December 31, 2021	Capital ratio requirements(b)	September 30, 2022	December 31, 2021	Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$209,661	$213,942		$209,661	$213,942
Tier 1 capital	236,363	246,162		236,363	246,162
Total capital	268,076	274,900		256,157	265,796
Risk-weighted assets	1,678,498	1,638,900		1,609,968	1,547,920
CET1 capital ratio	12.5%	13.1%	11.2%	13.0%	13.8%	10.5%
Tier 1 capital ratio	14.1	15.0	12.7	14.7	15.9	12.0
Total capital ratio	16.0	16.8	14.7	15.9	17.2	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Three months ended (in millions, except ratios)	September 30, 2022	December 31, 2021	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,791,804	$3,782,035
Tier 1 leverage ratio	6.2%	6.5%	4.0%
Total leverage exposure	$4,460,636	$4,571,789
SLR	5.3%	5.4%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2022 and December 31, 2021.

(in millions)	September 30, 2022		December 31, 2021
Total stockholders’ equity	$288,018		$294,127
Less: Preferred stock	32,838		34,838
Common stockholders’ equity	255,180		259,289
Add:
Certain deferred tax liabilities(a)	2,509		2,499
Other CET1 capital adjustments(b)	5,766		3,351
Less:
Goodwill	52,589	(f)	50,315
Other intangible assets	1,205		882
Standardized/Advanced CET1 capital	$209,661		$213,942
Preferred stock	32,838		34,838
Less: Other Tier 1 adjustments(c)	6,136		2,618
Standardized/Advanced Tier 1 capital	$236,363		$246,162
Long-term debt and other instruments qualifying as Tier 2 capital	$14,553		$14,106
Qualifying allowance for credit losses(d)	17,981		15,012
Other	(821)		(380)
Standardized Tier 2 capital	$31,713		$28,738
Standardized Total capital	$268,076		$274,900
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)	(11,919)		(9,104)
Advanced Tier 2 capital	$19,794		$19,634
Advanced Total capital	$256,157		$265,796
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)Includes a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $4.8 billion and $1.4 billion and the benefit from the CECL capital transition provisions of $2.2 billion and $2.9 billion at September 30, 2022 and December 31, 2021, respectively.
(c)As of September 30, 2022, Other Tier 1 adjustments included $2.5 billion of Series V and $2.93 billion of Series I preferred stock called for redemption in September 2022 and subsequently redeemed on October 3, 2022 and October 31, 2022, respectively. As of December 31, 2021, Other Tier 1 adjustments included $2.0 billion of Series Z preferred stock called for redemption on December 31, 2021 and subsequently redeemed on February 1, 2022.
(d)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.
(e)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.
(f)Includes estimated equity method goodwill related to the Firm's investment in C6 Bank.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2022.

Nine months ended September 30, (in millions)	2022
Standardized/Advanced CET1 capital at December 31, 2021	$213,942
Net income applicable to common equity	25,429
Dividends declared on common stock	(8,921)
Net purchase of treasury stock	(2,017)
Changes in additional paid-in capital	450
Changes related to AOCI	(19,050)
Adjustment related to AOCI(a)	3,381
Changes related to other CET1 capital adjustments(b)	(3,553)
Change in Standardized/Advanced CET1 capital	(4,281)
Standardized/Advanced CET1 capital at September 30, 2022	$209,661
Standardized/Advanced Tier 1 capital at December 31, 2021	$246,162
Change in CET1 capital(b)	(4,281)
Redemptions of noncumulative perpetual preferred stock(c)	(5,434)
Other	(84)
Change in Standardized/Advanced Tier 1 capital	(9,799)
Standardized/Advanced Tier 1 capital at September 30, 2022	$236,363
Standardized Tier 2 capital at December 31, 2021	$28,738
Change in long-term debt and other instruments qualifying as Tier 2	447
Change in qualifying allowance for credit losses(b)	2,969
Other	(441)
Change in Standardized Tier 2 capital	2,975
Standardized Tier 2 capital at September 30, 2022	$31,713
Standardized Total capital at September 30, 2022	$268,076
Advanced Tier 2 capital at December 31, 2021	$19,634
Change in long-term debt and other instruments qualifying as Tier 2	447
Change in qualifying allowance for credit losses(b)	154
Other	(441)
Change in Advanced Tier 2 capital	160
Advanced Tier 2 capital at September 30, 2022	$19,794
Advanced Total capital at September 30, 2022	$256,157
(a)Includes cash flow hedges and DVA related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.
(c)As of September 30, 2022, Redemptions of noncumulative perpetual preferred stock included $2.5 billion of Series V and $2.93 billion of Series I preferred stock called for redemption in September 2022 and subsequently redeemed on October 3, 2022 and October 31, 2022, respectively.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the nine months ended September 30, 2022. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2022 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2021	$1,543,452	$95,448	$1,638,900	$1,047,042	$95,506	$405,372	$1,547,920
Model & data changes(a)	(10,714)	(2,572)	(13,286)	982	(2,572)	—	(1,590)
Movement in portfolio levels(b)	47,726	5,158	52,884	21,227	5,279	37,132	63,638
Changes in RWA	37,012	2,586	39,598	22,209	2,707	37,132	62,048
September 30, 2022	$1,580,464	$98,034	$1,678,498	$1,069,251	$98,213	$442,504	$1,609,968
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
(c)As of September 30, 2022 and December 31, 2021, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $210.5 billion and $218.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $178.3 billion and $188.5 billion, respectively.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 90 of JPMorgan Chase’s 2021 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2022	December 31, 2021
Tier 1 capital	$236,363	$246,162
Total average assets	3,842,247	3,831,655
Less: Regulatory capital adjustments(a)	50,443	49,620
Total adjusted average assets(b)	3,791,804	3,782,035
Add: Off-balance sheet exposures(c)	668,832	789,754
Total leverage exposure	$4,460,636	$4,571,789
SLR	5.3%	5.4%
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
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	September 30, 2022	December 31, 2021
Consumer & Community Banking	$50.0	$50.0
Corporate & Investment Bank	103.0	83.0
Commercial Banking	25.0	24.0
Asset & Wealth Management	17.0	14.0
Corporate	60.2	88.3
Total common stockholders’ equity	$255.2	$259.3
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
On July 14, 2022, the Firm announced that it has temporarily suspended share repurchases in anticipation of the increase in the Firm's regulatory capital requirements.

The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021(a)
Total number of shares of common stock repurchased	—	33.4	23.1	107.6
Aggregate purchase price of common stock repurchases	$—	$5,240	$3,122	$16,440
(a) As directed by the Federal Reserve, total net repurchases and common stock dividends in the first and second quarter of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters.
Refer to Capital actions on page 94 of JPMorgan Chase’s 2021 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 193-194 of this Form 10-Q and page 35 of JPMorgan Chase’s 2021 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $432 million and $402 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 billion for both the nine months ended September 30, 2022 and 2021.
On September 1, 2022, the Firm announced the redemption of $2.5 billion of its fixed-to-floating rate non-cumulative preferred stock, Series V and subsequently redeemed those securities on October 3, 2022.
On September 30, 2022, the Firm announced the redemption of $2.93 billion of its fixed-to-floating rate non-cumulative perpetual preferred stock, Series I and subsequently redeemed those securities on October 31, 2022.
Subordinated Debt
On September 14, 2022, the Firm issued $3.5 billion of fixed-to-floating rate subordinated notes due 2033. Refer to Long-term funding and issuance on page 55 for additional information.
Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On June 27, 2022, the Firm announced that it had completed the Federal Reserve's 2022 Comprehensive Capital Analysis and Review (“CCAR”) stress test process. On August 4, 2022, the Federal Reserve affirmed the Firm's 2022 SCB requirement of 4.0% (up from 3.2%), and the Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, of 12.0% (up from 11.2%). The 2022 SCB requirement became effective on October 1, 2022, and will remain in effect until September 30, 2023.
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$473.2	$225.1	$464.6	$210.4
% of RWA	28.2%	13.4%	28.4%	12.8%
Regulatory requirements	22.5	9.5	22.5	9.5
Surplus/(shortfall)	$95.6	$65.6	$95.9	$54.7
% of total leverage exposure	10.6%	5.0%	10.2%	4.6%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$49.5	$24.4	$30.3	$4.6
Refer to Liquidity Risk Management on pages 51-56 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital:

September 30, 2022
(in millions)	Actual	Minimum
Net Capital	$22,913	$5,649
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of September 30, 2022, J.P. Morgan Securities plc was compliant with the MREL requirements, that became fully phased-in on January 1, 2022.
The following table presents J.P. Morgan Securities plc’s capital metrics:

September 30, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$54,025
CET1 ratio	23.2%	4.5%
Total capital ratio	29.8%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of September 30, 2022, JPMSE was compliant with the MREL requirements.
The following table presents JPMSE’s capital metrics:

September 30, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$33,555
CET1 ratio	17.3%	4.5%
Total capital ratio	27.8%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital ratios as of September 30, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the European Banking Authority.

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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2022	June 30, 2022	September 30, 2021
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$589,158	$634,480	$690,013
Eligible securities(b)(c)	126,913	107,473	34,049
Total HQLA(d)	$716,071	$741,953	$724,062
Net cash outflows	$635,072	$676,234	$645,557
LCR	113%	110%	112%
Net excess eligible HQLA(d)	$80,999	$65,719	$78,505
JPMorgan Chase Bank N.A.:
LCR	165%	169%	174%
Net excess eligible HQLA	$450,260	$487,867	$516,374
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
The Firm’s average LCR increased during the three months ended September 30, 2022, compared with the three months ended June 30, 2022, predominantly due to long-term debt issuances and CIB Markets activities.
JPMorgan Chase Bank, N.A.'s average LCR decreased during the three months ended September 30, 2022, compared with the three months ended June 30, 2022 due to a decrease in JPMorgan Chase Bank, N.A.’s HQLA, primarily from a reduction in cash from a decline in deposits and loan growth.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2022 was lower than the same period in the prior year due to a decrease in JPMorgan Chase Bank, N.A.’s HQLA as a result of a reduction in cash from loan growth, non-HQLA investment security purchases, and a decline in the market value of HQLA-eligible investment securities in Treasury and CIO, partially offset by an increase in deposits. Refer to Note 9 for additional information on the Firm's investment securities portfolio.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Refer to page 98 of JPMorgan Chase’s 2021 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $771 billion and $914 billion as of September 30, 2022 and December 31, 2021, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The fair value decreased compared to December 31, 2021, primarily due to a decrease in excess eligible HQLA at JPMorgan Chase Bank, N.A., as noted above.
The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $317 billion and $308 billion as of September 30, 2022 and December 31, 2021, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
As of September 30, 2022, the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's current understanding of the final rule. The Firm will be required to publicly disclose its quarterly average NSFR semi annually beginning in 2023.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations, which includes both short- and long-term cash requirements.
The Firm funds its global balance sheet through diverse sources of funding including stable deposits, secured and unsecured funding in the capital markets and stockholders’ equity. Deposits are the primary funding source for JPMorgan Chase Bank, N.A. Additionally, JPMorgan Chase Bank, N.A. may access funding through short- or long-term secured borrowings, through the issuance of unsecured long-term debt, or from borrowings from the Intermediate Holding Company (“IHC”). The Firm’s non-bank subsidiaries are primarily funded from long-term unsecured borrowings and short-term secured borrowings which are primarily securities loaned or sold under repurchase agreements. Excess funding is invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics.
Refer to Note 22 for additional information on off-balance sheet obligations.
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2022, and December 31, 2021, and the average deposit balances for the three and nine months ended September 30, 2022 and 2021, respectively.

	September 30, 2022	December 31, 2021	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2022	2021	2022	2021
Consumer & Community Banking	$1,173,241	$1,148,110	$1,174,227	$1,076,323	$1,169,474	$1,034,947
Corporate & Investment Bank	706,753	707,791	721,690	762,539	750,538	758,534
Commercial Banking	271,857	323,954	281,276	300,433	299,337	293,817
Asset & Wealth Management	242,315	282,052	253,026	229,710	269,754	218,742
Corporate	14,449	396	15,151	454	8,385	452
Total Firm	$2,408,615	$2,462,303	$2,445,370	$2,369,459	$2,497,488	$2,306,492
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
The table below shows the loan and deposit balances, the loans-to-deposits ratio, and deposits as a percentage of total liabilities, as of September 30, 2022 and December 31, 2021.

(in billions except ratios)	September 30, 2022	December 31, 2021
Deposits	$2,408.6	$2,462.3
Deposits as a % of total liabilities	69%	71%
Loans	$1,112.6	$1,077.7
Loans-to-deposits ratio	46%	44%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption those trends could be affected.

Average deposits were higher for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting:
•an increase in CCB driven by growth from new and existing accounts across both consumer and small business customers, and growth in time deposits in AWM, partially offset by
•declines in both Payments and Securities Services in CIB and in non-operating deposits in CB.
Average deposits were higher for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting:
•increases in CCB driven by growth from existing and new accounts across both consumer and small business customers, and
•net inflows in AWM resulting from the residual effects of certain government actions, partially offset by
•a decline in Securities Services in CIB.
Period-end deposits have declined as a result of the migration that began in the second quarter of 2022.
The decrease in period-end deposits reflects a reduction in non-operating deposits in CB, and in AWM net outflows into investments as a result of the rising interest rate environment, partially offset by growth from new consumer and small business accounts in CCB that more than offset the decline in deposits in existing accounts as spending continued to grow.
The increase in deposits in Corporate was driven by the Firm's international consumer growth initiatives.
Refer to the discussion of the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 16-17 and pages 21-43, respectively, for further information on deposit and liability balance trends.
The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2022, and December 31, 2021, and average balances for the three and nine months ended September 30, 2022 and 2021, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 16-17 and Note 10 for additional information.

	September 30, 2022	December 31, 2021	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2022	2021	2022	2021
Commercial paper	$13,953	$15,108	$16,926	$10,304	$17,039	$12,275
Other borrowed funds	10,651	9,999	12,351	12,257	12,821	12,467
Federal Funds purchased	1,492	1,769	1,685	2,179	1,541	2,325
Total short-term unsecured funding	$26,096	$26,876	$30,962	$24,740	$31,401	$27,067
Securities sold under agreements to repurchase(a)	$232,844	$189,806	$232,581	$231,338	$234,383	$257,846
Securities loaned(a)	5,603	2,765	5,316	7,395	5,095	7,488
Other borrowed funds	23,262	28,487	23,994	29,571	26,088	27,953
Obligations of Firm-administered multi-seller conduits(b)	8,500	6,198	7,602	9,620	6,954	$9,896
Total short-term secured funding	$270,209	$227,256	$269,493	$277,924	$272,520	$303,183
Senior notes	$185,730	$191,488	$193,730	$188,568	$190,447	$178,697
Subordinated debt	21,797	20,531	19,510	20,956	19,628	20,954
Structured notes(c)	65,180	73,956	67,901	75,285	68,354	75,226
Total long-term unsecured funding	$272,707	$285,975	$281,141	$284,809	$278,429	$274,877
Credit card securitization(b)	$1,996	$2,397	$1,781	$2,396	$1,933	$3,412
FHLB advances	11,098	11,110	11,100	11,713	11,105	12,532
Other long-term secured funding(d)	3,668	3,920	3,729	4,379	3,814	4,487
Total long-term secured funding	$16,762	$17,427	$16,610	$18,488	$16,852	$20,431
Preferred stock(e)	$32,838	$34,838	$32,838	$34,229	$33,065	$32,417
Common stockholders’ equity(e)	$255,180	$259,289	$252,944	$253,556	$251,147	$250,011
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 45-50 and Consolidated statements of changes in stockholders’ equity on page 93 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2021 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2022, compared with December 31, 2021, due to higher secured financing of trading assets and the impact of netting on client-driven market-making activities in Markets, partially offset by lower secured financing of AFS investment securities in Treasury and CIO.
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
The Firm’s sources of short-term unsecured funding primarily consist of issuances of wholesale commercial paper and other borrowed funds. The increase in commercial paper for the average three and nine months ended September 30, 2022 compared to the prior year period, and the decrease in commercial paper at September 30, 2022, from December 31, 2021, was due to changes in the net issuance levels primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2022 and 2021. Refer to Liquidity Risk Management on pages 97-104 and Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$8,500	$4,500	$29,600	$33,750	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	2,752	5,581	—	—	—	—
Total senior notes	8,500	4,500	32,352	39,331	—	—	—	—
Subordinated debt	3,500	—	3,500	—	—	—	—	—
Structured notes(a)	416	798	2,341	3,733	9,733	8,145	29,395	25,925
Total long-term unsecured funding – issuance	$12,416	$5,298	$38,193	$43,064	$9,733	$8,145	$29,395	$25,925
Maturities/redemptions
Senior notes	$4,495	$3,523	$13,188	$10,840	$—	$—	$64	$66
Subordinated debt	—	4	—	4	—	—	—	—
Structured notes	72	530	1,464	3,691	6,108	7,280	21,178	25,453
Total long-term unsecured funding – maturities/redemptions	$4,567	$4,057	$14,652	$14,535	$6,108	$7,280	$21,242	$25,519
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2022 and 2021, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Credit card securitization	$997	$—	$750	$—	$997	$—	$1,400	$2,550
FHLB advances	—	—	3	1,002	—	—	9	3,008
Other long-term secured funding(a)	73	63	49	238	357	304	141	430
Total long-term secured funding	$1,070	$63	$802	$1,240	$1,354	$304	$1,550	$5,988
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

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2022, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE (a)
September 30, 2022	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) In January 2022, the three rating agencies affirmed the credit ratings of J.P. Morgan SE, which are equivalent to the ratings previously assigned to J.P. Morgan SE's predecessors, J.P. Morgan Bank Luxembourg S.A. and J.P. Morgan AG.
On September 29, 2022, Moody’s upgraded the Parent Company’s long-term issuer rating to A1 (previously A2) and changed the long-term outlook to stable (previously positive). All other ratings and outlooks of the Parent Company and those of the Firm's principal bank and non-bank subsidiaries were affirmed by Moody's.
Refer to page 104 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 59-75 for a further discussion of Credit Risk.
Refer to page 76 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 106-132 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 59-63 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 64-72 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure			Nonperforming(c)(d)
(in millions)	Sep 30, 2022	Dec 31, 2021		Sep 30, 2022	Dec 31, 2021
Loans retained	$1,068,073	$1,010,206		$5,799	$6,932
Loans held-for-sale	3,073	8,688		71	48
Loans at fair value	41,487	58,820		804	815
Total loans	1,112,633	1,077,714		6,674	7,795
Derivative receivables	92,534	57,081		339	316
Receivables from customers(a)	54,921	59,645		—	—
Total credit-related assets	1,260,088	1,194,440		7,013	8,111
Assets acquired in loan satisfactions
Real estate owned	NA	NA		199	213
Other	NA	NA		31	22
Total assets acquired in loan satisfactions	NA	NA		230	235
Lending-related commitments	1,306,673	1,262,313		470	764
Total credit portfolio	$2,566,761	$2,456,753		$7,713	$9,110
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(25,646)	$(20,739)	(e)	$—	$—
Liquid securities and other cash collateral held against derivatives	(25,068)	(10,102)		NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)At September 30, 2022, and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $362 million and $623 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $9 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)At September 30, 2022 and December 31, 2021, nonaccrual loans excluded $85 million and $633 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(e)Prior-period amount has been revised to conform with the current presentation.
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net charge-offs	$727	$524	$1,966	$2,315
Average retained loans	1,059,962	968,369	1,033,586	958,260
Net charge-off rates	0.27%	0.21%	0.25%	0.32%

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
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(j)(k)(l)
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Consumer, excluding credit card
Residential real estate(a)	$237,771	$224,795	$3,797	$4,759
Auto and other(b)(c)(d)	63,632	70,761	120	119
Total loans – retained	301,403	295,556	3,917	4,878
Loans held-for-sale	682	1,287	42	—
Loans at fair value(e)	11,711	26,463	419	472
Total consumer, excluding credit card loans	313,796	323,306	4,378	5,350
Lending-related commitments(f)	34,868	45,334
Total consumer exposure, excluding credit card	348,664	368,640
Credit card
Loans retained(g)	170,462	154,296	NA	NA
Total credit card loans	170,462	154,296	NA	NA
Lending-related commitments(f)(h)	798,855	730,534
Total credit card exposure(h)	969,317	884,830
Total consumer credit portfolio(h)	$1,317,981	$1,253,470	$4,378	$5,350
Credit-related notes used in credit portfolio management activities(i)	$(1,370)	$(2,028)

	Three months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2022	2021	2022	2021	2022	2021
Consumer, excluding credit card
Residential real estate	$(59)	$(74)	$237,261	$219,928	(0.10)%	(0.13)%
Auto and other	135	66	64,086	78,091	0.84	0.34
Total consumer, excluding credit card - retained	76	(8)	301,347	298,019	0.10	(0.01)
Credit card - retained	592	495	168,125	141,371	1.40	1.39
Total consumer - retained	$668	$487	$469,472	$439,390	0.56%	0.44%

	Nine months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2022	2021	2022	2021	2022	2021
Consumer, excluding credit card
Residential real estate	$(193)	$(205)	$232,028	$220,142	(0.11)%	(0.12)%
Auto and other	342	187	66,812	79,478	0.68	0.31
Total consumer, excluding credit card - retained	149	(18)	298,840	299,620	0.07	(0.01)
Credit card - retained	1,678	2,233	158,721	137,012	1.41	2.18
Total consumer - retained	$1,827	$2,215	$457,561	$436,632	0.53%	0.68%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At September 30, 2022 and December 31, 2021, excluded operating lease assets of $12.9 billion and $17.1 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At September 30, 2022 and December 31, 2021, included $791 million and $5.4 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion of the PPP.
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
(j)At September 30, 2022 and December 31, 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $362 million and $623 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(l)At September 30, 2022 and December 31, 2021, nonaccrual loans excluded $57 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $14.9 billion and $35.2 billion for the three months ended September 30, 2022 and 2021, respectively, and were $19.0 billion and $27.9 billion for the nine months ended September 30, 2022 and 2021, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

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
Retained loans increased compared to December 31, 2021, reflecting originations, net of paydowns. Retained nonaccrual loans decreased from December 31, 2021 reflecting improved credit performance and loan sales. Net recoveries were lower for the three and nine months ended September 30, 2022 when compared to the same periods in the prior year driven by lower prepayments in the current year due to higher interest rates.
Loans at fair value decreased from December 31, 2021, as warehouse loan sales in Home Lending outpaced originations due to higher interest rates and lower loan purchase activity in CIB. Nonaccrual loans at fair value decreased from December 31, 2021 driven by net portfolio activity in CIB.
The carrying value of home equity lines of credit outstanding was $16.3 billion at September 30, 2022. This amount included $5.3 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $5.2 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At September 30, 2022 and December 31, 2021, the carrying value of interest-only residential mortgage loans were $35.7 billion and $30.0 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. The interest-only residential mortgage loan portfolio reflected net recoveries for the three and nine months ended September 30, 2022. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2022	December 31, 2021
Current	$670	$689
30-89 days past due	131	135
90 or more days past due	362	623
Total government guaranteed loans	$1,163	$1,447
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified purchased credit deteriorated (“PCD”) loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 11 for further information on modifications for the three and nine months ended September 30, 2022 and 2021.

(in millions)	September 30, 2022	December 31, 2021
Retained loans	$11,766	$13,251
Nonaccrual retained loans(a)	$3,317	$3,938
(a)At both September 30, 2022 and December 31, 2021, nonaccrual loans included $2.7 billion of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 of JPMorgan Chase’s 2021 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio decreased when compared with December 31, 2021 predominantly due to PPP loan forgiveness in business banking and paydowns predominantly offset by loan originations in the scored auto portfolio. Net charge-offs increased for the three months ended September 30, 2022 when compared to the same period in the prior year due to higher overdraft and scored auto charge-offs. Net charge-offs for the nine months ended September 30, 2022 increased when compared to the same period in the prior year due to higher overdraft and scored auto charge-offs, partially offset by lower scored business banking charge-offs. The scored auto portfolio net charge-off rates were 0.27% and 0.03% for the three months ended September 30, 2022 and 2021, respectively, and 0.19% and 0.01% for the nine months ended September 30, 2022 and 2021, respectively, as net charge-offs benefited from government stimulus and payment assistance programs in the prior year.
Nonperforming assets
The following table presents information as of September 30, 2022 and December 31, 2021, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2022	December 31, 2021
Nonaccrual loans
Residential real estate(b)	$4,258	$5,231
Auto and other(c)	120	119
Total nonaccrual loans	4,378	5,350
Assets acquired in loan satisfactions
Real estate owned	118	112
Other	31	22
Total assets acquired in loan satisfactions	149	134
Total nonperforming assets	$4,527	$5,484
(a)At September 30, 2022 and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $362 million and $623 million, respectively, and REO insured by U.S. government agencies of $9 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)At September 30, 2022 and December 31, 2021, nonaccrual loans excluded $57 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2022 and 2021.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2022	2021
Beginning balance	$5,350	$6,467
Additions	1,648	2,032
Reductions:
Principal payments and other(a)	1,209	1,625
Charge-offs	176	167
Returned to performing status	1,099	1,295
Foreclosures and other liquidations	136	61
Total reductions	2,620	3,148
Net changes	(972)	(1,116)
Ending balance	$4,378	$5,351
(a)Other reductions include loan sales.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans which are reported in residential real estate.

(in millions, except ratios)	September 30, 2022	December 31, 2021
Loan delinquency(a)
Current	$11,252	$12,746
30-149 days past due	313	331
150 or more days past due	289	664
Total PCD loans	$11,854	$13,741
% of 30+ days past due to total retained PCD loans	5.08%	7.24%
Nonaccrual loans	$1,203	$1,616

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net charge-offs/(recoveries)	$(3)	$1	$(9)	$17
Net charge-off/(recovery) rate	(0.10)%	0.03%	(0.09)%	0.14%
(a)At September 30, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

Credit card
Total credit card loans increased from December 31, 2021 largely driven by growth in revolving balances on higher consumer spending and net new originations. The September 30, 2022 30+ and 90+ day delinquency rates of 1.23% and 0.57%, respectively, increased compared to the December 31, 2021 30+ and 90+ day delinquency rates of 1.04% and 0.50% but remain below pre-pandemic levels. Net charge-offs increased for the three months ended September 30, 2022 compared with the same period in the prior year driven by loan growth. Net charge-offs decreased for the nine months ended September 30, 2022 compared with the same period in the prior year. Delinquency and net charge-off rates continue to benefit from the ongoing financial strength of U.S. consumers. However, median deposit balances continue to decline, impacted by the growth in consumer spending.
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
Modifications of credit card loans
At September 30, 2022, the Firm had $794 million of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.0 billion at December 31, 2021. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 66-69 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In the nine months ended September 30, 2022, credit continued to perform well with charge-offs remaining low. As of September 30, 2022, the decrease in nonperforming exposure was driven by a decline in lending related commitments and loans, predominantly in CIB and AWM, as a result of net portfolio activity and upgrades, largely offset by downgrades including downgrades to certain Russia and Russia-associated clients in the first quarter of 2022. Refer to Business Developments on page 9 and Country Risk on pages 82-83 for additional information.
As of September 30, 2022, retained loans increased $35.9 billion driven by CB and CIB, including increased revolver utilization, partially offset by a decline in AWM. Lending-related commitments decreased $13.5 billion driven by net portfolio activity in CIB, including a decrease in held-for-sale positions in the bridge financing portfolio, partially offset by net portfolio activity in AWM.

Wholesale credit portfolio
	Credit exposure			Nonperforming
(in millions)	Sep 30, 2022	Dec 31, 2021		Sep 30, 2022	Dec 31, 2021
Loans retained	$596,208	$560,354		$1,882	$2,054
Loans held-for-sale	2,391	7,401		29	48
Loans at fair value	29,776	32,357		385	343
Loans	628,375	600,112		2,296	2,445
Derivative receivables	92,534	57,081		339	316
Receivables from customers(a)	54,921	59,645		—	—
Total wholesale credit-related assets	775,830	716,838		2,635	2,761
Assets acquired in loan satisfactions
Real estate owned	NA	NA		81	101
Other	NA	NA		—	—
Total assets acquired in loan satisfactions	NA	NA		81	101
Lending-related commitments	472,950	486,445		470	764
Total wholesale credit portfolio	$1,248,780	$1,203,283		$3,186	$3,626
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(24,276)	$(18,711)	(c)	$—	$—
Liquid securities and other cash collateral held against derivatives	(25,068)	(10,102)		NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2022, and December 31, 2021. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on internal risk ratings.

	Maturity profile(e)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2022 (in millions, except ratios)
Loans retained	$213,399	$242,119	$140,690	$596,208	$423,292	$172,916	$596,208	71%
Derivative receivables				92,534			92,534
Less: Liquid securities and other cash collateral held against derivatives				(25,068)			(25,068)
Total derivative receivables, net of collateral	28,268	18,799	20,399	67,466	52,070	15,396	67,466	77
Lending-related commitments	110,035	339,705	23,210	472,950	329,043	143,907	472,950	70
Subtotal	351,702	600,623	184,299	1,136,624	804,405	332,219	1,136,624	71
Loans held-for-sale and loans at fair value(a)				32,167			32,167
Receivables from customers				54,921			54,921
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,223,712			$1,223,712
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(8,713)	$(10,866)	$(4,697)	$(24,276)	$(19,787)	$(4,489)	$(24,276)	82%

	Maturity profile(e)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2021 (in millions, except ratios)
Loans retained	$214,064	$218,176	$128,114	$560,354	$410,011	$150,343	$560,354	73%
Derivative receivables				57,081			57,081
Less: Liquid securities and other cash collateral held against derivatives				(10,102)			(10,102)
Total derivative receivables, net of collateral	13,648	12,814	20,517	46,979	31,934	15,045	46,979	68
Lending-related commitments	120,929	340,308	25,208	486,445	331,116	155,329	486,445	68
Subtotal	348,641	571,298	173,839	1,093,778	773,061	320,717	1,093,778	71
Loans held-for-sale and loans at fair value(a)				39,758			39,758
Receivables from customers				59,645			59,645
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,193,181			$1,193,181
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)(d)	$(7,472)	$(9,750)	$(1,489)	$(18,711)	$(15,012)	$(3,699)	$(18,711)	80%
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
(e)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2022, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $31.0 billion and $38.2 billion at September 30, 2022 and December 31, 2021, representing approximately 2.7% and 3.5% of total wholesale credit exposure, respectively. Criticized exposure decreased driven by net portfolio activity and client-specific upgrades, partially offset by client-specific downgrades, including declines in Consumer & Retail, Real Estate and Technology, Media & Telecommunications. Of the $31.0 billion of criticized exposure at September 30, 2022, approximately half was undrawn and $28.3 billion was performing.
The table below summarizes by industry the Firm’s exposures as of September 30, 2022, and December 31, 2021. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2021 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2022
(in millions)
Real Estate	$168,202	$127,976	$36,833	$3,050	$343	$355	$5	$(94)	$—
Individuals and Individual Entities(b)	134,066	114,440	18,938	360	328	1,648	3	—	—
Consumer & Retail	118,893	61,434	50,208	6,720	531	447	20	(627)	—
Asset Managers	107,519	89,284	18,221	8	6	222	(1)	—	(12,253)
Technology, Media & Telecommunications	76,419	43,356	25,917	6,877	269	47	38	(1,402)	—
Industrials	70,480	38,533	29,156	2,635	156	263	32	(666)	(2)
Healthcare	58,215	41,088	15,430	1,602	95	59	24	(636)	(97)
Banks & Finance Cos	57,425	33,021	23,328	1,047	29	214	—	(406)	(612)
Oil & Gas	44,055	23,623	19,785	599	48	72	(1)	(513)	—
Utilities	35,226	25,699	8,374	1,002	151	11	21	(575)	—
Automotive	35,116	25,503	9,030	459	124	74	—	(480)	—
State & Municipal Govt(c)	34,804	33,987	687	123	7	7	—	(9)	(60)
Insurance	22,740	17,610	4,957	173	—	87	—	(198)	(7,871)
Chemicals & Plastics	19,504	12,022	6,822	569	91	13	3	(167)	—
Central Govt	16,493	16,206	287	—	—	—	10	(5,015)	(484)
Metals & Mining	16,432	9,172	6,883	327	50	5	(1)	(15)	(2)
Transportation	15,506	6,204	6,737	2,410	155	37	3	(302)	—
Financial Markets Infrastructure	7,122	7,001	121	—	—	—	—	—	—
Securities Firms	6,771	2,920	3,741	110	—	—	(13)	(24)	(898)
All other(d)	116,704	98,862	17,269	265	308	9	(4)	(13,147)	(2,789)
Subtotal	$1,161,692	$827,941	$302,724	$28,336	$2,691	$3,570	$139	$(24,276)	$(25,068)
Loans held-for-sale and loans at fair value	32,167
Receivables from customers	54,921
Total(e)	$1,248,780

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)		Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2021
(in millions)
Real Estate	$155,069	$120,174	$29,642	$4,636	$617	$394	$6	$(185)	(i)	$—
Individuals and Individual Entities(b)	141,973	122,606	18,797	99	471	1,450	32	—		(1)
Consumer & Retail	122,789	59,622	53,317	9,445	405	288	2	(352)	(i)	—
Asset Managers	81,228	68,593	12,630	—	5	8	—	—		(3,900)
Technology, Media & Telecommunications	84,070	49,610	25,540	8,595	325	58	(1)	(900)	(i)	(12)
Industrials	66,974	36,953	26,957	2,895	169	428	13	(586)	(i)	(1)
Healthcare	59,014	42,133	15,136	1,686	59	204	(4)	(490)		(174)
Banks & Finance Cos	54,684	29,732	23,809	1,138	5	9	9	(503)	(i)	(810)
Oil & Gas	42,606	20,698	20,222	1,558	128	4	60	(564)	(i)	—
Utilities	33,203	25,069	7,011	914	209	11	6	(367)	(i)	(4)
Automotive	34,573	24,606	9,446	399	122	95	(3)	(463)		—
State & Municipal Govt(c)	33,216	32,522	586	101	7	74	—	—		(14)
Insurance	13,926	9,943	3,887	96	—	—	—	(25)	(i)	(2,366)
Chemicals & Plastics	17,660	11,319	5,817	518	6	7	—	(89)		—
Central Govt	11,317	11,067	250	—	—	—	—	(6,961)		(72)
Metals & Mining	16,696	7,848	8,491	294	63	27	7	(15)	(i)	(4)
Transportation	14,635	6,010	5,983	2,470	172	21	20	(100)	(i)	(24)
Financial Markets Infrastructure	4,377	3,987	390	—	—	—	—	—		—
Securities Firms	4,180	2,599	1,578	—	3	—	—	(47)		(217)
All other(d)	111,690	97,537	13,580	205	368	242	(5)	(7,064)	(i)	(2,503)
Subtotal	$1,103,880	$782,628	$283,069	$35,049	$3,134	$3,320	$142	$(18,711)		$(10,102)
Loans held-for-sale and loans at fair value	39,758
Receivables from customers	59,645
Total(e)	$1,203,283
(a)The industry rankings presented in the table as of December 31, 2021, are based on the industry rankings of the corresponding exposures at September 30, 2022, not actual rankings of such exposures at December 31, 2021.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held $7.0 billion and $7.1 billion of trading assets at September 30, 2022, and December 31, 2021, respectively; $8.6 billion and $15.9 billion, respectively, of AFS securities; and $19.4 billion and $14.0 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 95% and 5% at September 30, 2022 and 94% and 6% at December 31, 2021, respectively.
(e)Excludes cash placed with banks of $634.7 billion and $729.6 billion, at September 30, 2022, and December 31, 2021, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $168.2 billion as of September 30, 2022, of which $98.3 billion was multifamily lending as shown in the table below. Criticized exposure decreased by $1.9 billion from $5.3 billion at December 31, 2021 to $3.4 billion at September 30, 2022, driven by client-specific upgrades and net portfolio activity partially offset by client-specific downgrades.

	September 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$98,281	$10	$98,291	82%	87%
Office	15,035	26	15,061	74	74
Industrial	14,965	—	14,965	74	68
Services and Non Income Producing	13,679	4	13,683	68	48
Other Income Producing Properties(b)	12,285	150	12,435	69	61
Retail	10,136	10	10,146	69	66
Lodging	3,609	12	3,621	5	34
Total Real Estate Exposure(c)	$167,990	$212	$168,202	76%	77%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$89,032	$122	$89,154	84%	89%
Office	16,409	234	16,643	75	71
Industrial	11,546	66	11,612	75	64
Services and Non Income Producing	11,512	24	11,536	63	50
Other Income Producing Properties(b)	13,018	498	13,516	77	55
Retail	9,580	106	9,686	61	69
Lodging	2,859	63	2,922	5	33
Total Real Estate Exposure	$153,956	$1,113	$155,069	77%	77%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 79% secured; unsecured exposure is approximately 75% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $118.9 billion as of September 30, 2022, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. Criticized exposure decreased by $2.6 billion from $9.9 billion at December 31, 2021 to $7.3 billion at September 30, 2022, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	September 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$34,299	$456	$34,755	52%	34%
Food and Beverage	31,239	900	32,139	61	41
Business and Consumer Services	30,939	472	31,411	48	39
Consumer Hard Goods	13,310	222	13,532	53	42
Leisure(b)	6,981	75	7,056	21	41
Total Consumer & Retail(c)	$116,768	$2,125	$118,893	52%	39%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,872	$1,152	$34,024	50%	31%
Food and Beverage	30,434	957	31,391	59	33
Business and Consumer Services	32,159	347	32,506	46	33
Consumer Hard Goods	17,035	111	17,146	46	30
Leisure(b)	7,620	102	7,722	17	34
Total Consumer & Retail	$120,120	$2,669	$122,789	49%	32%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of September 30, 2022 approximately 89% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 56% secured; unsecured exposure is approximately 79% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $44.1 billion as of September 30, 2022, including $26.2 billion of Exploration & Production and Oil field Services as shown in the table below. Derivative receivables increased reflecting market movements related to Oil & Gas prices. Criticized exposure decreased by $1.0 billion from $1.7 billion at December 31, 2021 to $647 million at September 30, 2022, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	September 30, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,450	$8,756	$26,206	50%	21%
Other Oil & Gas(a)	16,345	1,504	17,849	59	25
Total Oil & Gas(b)	$33,795	$10,260	$44,055	54%	22%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,631	$5,452	$23,083	39%	26%
Other Oil & Gas(a)	18,941	582	19,523	60	26
Total Oil & Gas	$36,572	$6,034	$42,606	49%	26%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 44% secured, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 61% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2022 and 2021. Since September 30, 2021, nonaccrual loan exposure decreased $596 million driven by paydowns and client-specific upgrades in Real Estate, Individuals and Oil & Gas, partially offset by client-specific downgrades, including downgrades to certain Russia and Russia-associated clients in the first quarter of 2022.

Wholesale nonaccrual loan activity
Nine month ended September 30, 2022, (in millions)	2022	2021
Beginning balance	$2,445	$4,106
Additions	1,635	2,021
Reductions:
Paydowns and other	1,108	1,782
Gross charge-offs	127	180
Returned to performing status	516	893
Sales	33	380
Total reductions	1,784	3,235
Net changes	(149)	(1,214)
Ending balance	$2,296	$2,892

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2022 and 2021. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Loans
Average loans retained	$590,490	$528,979	$576,025	$521,628
Gross charge-offs	109	52	232	187
Gross recoveries collected	(50)	(15)	(93)	(87)
Net charge-offs/(recoveries)	59	37	139	100
Net charge-off/(recovery) rate	0.04%	0.03%	0.03%	0.03%

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
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was approximately 88% at both September 30, 2022, and December 31, 2021. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $92.5 billion and $57.1 billion at September 30, 2022, and December 31, 2021, respectively. The increase was primarily driven by higher foreign exchange and commodity derivative receivables as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2022	December 31, 2021
Total, net of cash collateral	$92,534	$57,081
Liquid securities and other cash collateral held against derivative receivables	(25,068)	(10,102)
Total, net of liquid securities and other cash collateral	$67,466	$46,979
Other collateral held against derivative receivables	(2,299)	(1,544)
Total, net of collateral	$65,167	$45,435

Ratings profile of derivative receivables
	September 30, 2022		December 31, 2021
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$50,030	77%	$30,278		67%
Noninvestment-grade	15,137	23	15,157	(a)	33
Total	$65,167	100%	$45,435		100%
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
(in millions)	September 30, 2022	December 31, 2021
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$4,766	$4,138
Derivative receivables	19,510	14,573	(b)
Credit derivatives and credit-related notes used in credit portfolio management activities	$24,276	$18,711
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2022 was $20.8 billion, reflecting a net addition of $2.1 billion from December 31, 2021, consisting of: $1.9 billion in wholesale and $168 million in consumer.
The net addition to the wholesale allowance resulted from:
•loan growth predominantly in CB and CIB, and
•changes to the Firm's macroeconomic forecast reflecting
–updates to the Firm's macroeconomic scenarios including an increasing forecasted unemployment rate and deterioration in the equity market indices, and
–the impact of the increased weight placed on the adverse scenarios beginning in the first quarter of 2022, due to the effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine.
The increase in the consumer allowance was driven by Card, reflecting a net addition to the allowance for loan losses resulting from higher outstanding balances predominantly offset by a reduction related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.0% in the third quarter of 2023, and a 1.6% lower U.S. real GDP exiting the fourth quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2022
	4Q22	2Q23	4Q23
U.S. unemployment rate(a)	3.8%	3.9%	3.9%
YoY growth in U.S. real GDP(b)	—%	1.4%	1.2%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of September 30, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 59-63, Wholesale Credit Portfolio on pages 64-72 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 85-87 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2022				2021
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	590	2,294	232	3,116	452	2,957	187	3,596
Gross recoveries collected	(441)	(616)	(93)	(1,150)	(470)	(724)	(87)	(1,281)
Net charge-offs/(recoveries)	149	1,678	139	1,966	(18)	2,233	100	2,315
Provision for loan losses	202	1,828	1,733	3,763	(1,778)	(3,917)	(2,162)	(7,857)
Other	1	—	1	2	(2)	—	(4)	(6)
Ending balance at September 30,	$1,819	$10,400	$5,966	$18,185	$1,874	$11,650	$4,626	$18,150

Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(36)	—	325	289	(45)	—	(61)	(106)
Other	—	—	1	1	—	—	2	2
Ending balance at September 30,	$77	$—	$2,474	$2,551	$142	$—	$2,163	$2,305

Impairment methodology
Asset-specific(a)	$(702)	$218	$450	$(34)	$(571)	$383	$357	$169
Portfolio-based	2,521	10,182	5,516	18,219	2,445	11,267	4,269	17,981
Total allowance for loan losses	$1,819	$10,400	$5,966	$18,185	$1,874	$11,650	$4,626	$18,150

Impairment methodology
Asset-specific	$—	$—	$84	$84	$—	$—	$129	$129
Portfolio-based	77	—	2,390	2,467	142	—	2,034	2,176
Total allowance for lending-related commitments	$77	$—	$2,474	$2,551	$142	$—	$2,163	$2,305
Total allowance for investment securities	NA	NA	NA	$61	NA	NA	NA	$73
Total allowance for credit losses(b)	$1,896	$10,400	$8,440	$20,797	$2,016	$11,650	$6,789	$20,528

Memo:
Retained loans, end of period	$301,403	$170,462	$596,208	$1,068,073	$298,308	$143,166	$532,786	$974,260
Retained loans, average	298,840	158,721	576,025	1,033,586	299,620	137,012	521,628	958,260
Credit ratios
Allowance for loan losses to retained loans	0.60%	6.10%	1.00%	1.70%	0.63%	8.14%	0.87%	1.86%
Allowance for loan losses to retained nonaccrual loans(c)(d)	46	NM	317	314	38	NM	222	259
Allowance for loan losses to retained nonaccrual loans excluding credit card	46	NM	317	134	38	NM	222	93
Net charge-off/(recovery) rates	0.07	1.41	0.03	0.25	(0.01)	2.18	0.03	0.32
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
(b)At September 30, 2022, excludes an allowance for credit losses associated with certain accounts receivable in CIB of $30 million.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Excludes the allowance for credit losses on investment securities of $61 million and $73 million as of September 30, 2022 and 2021, respectively.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	September 30, 2022		December 31, 2021
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$849	22%	$817	22%
Auto and other	970	6	948	7
Consumer, excluding credit card	1,819	28	1,765	29
Credit card	10,400	16	10,250	15
Total consumer	12,219	44	12,015	45
Secured by real estate	1,559	12	1,495	12
Commercial and industrial	3,226	15	1,881	14
Other	1,181	29	995	29
Total wholesale	5,966	56	4,371	55
Total	$18,185	100%	$16,386	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At September 30, 2022, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $616.5 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 42-43 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 51-56 for further information on related liquidity risk. Refer to Market Risk Management on pages 77-81 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as September 30, 2022 and December 31, 2021.

(in billions)	September 30, 2022		December 31, 2021
Tax-oriented investments, primarily in alternative energy and affordable housing	$23.8		$23.2
Private equity, various debt and equity instruments, and real assets	9.5	(a)	7.3
Total carrying value	$33.3		$30.5
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

Total VaR
	Three months ended
	September 30, 2022						June 30, 2022						September 30, 2021
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$64		$45		$82		$60		$48		$79		$38		$30		$46
Foreign exchange	9		6		15		8		4		13		5		3		8
Equities	11		8		14		11		7		15		11		8		15
Commodities and other	14		11		20		14		12		17		11		9		13
Diversification benefit to CIB trading VaR	(47)	(a)	NM	(e)	NM	(e)	(43)	(a)	NM	(e)	NM	(e)	(33)	(a)	NM	(e)	NM	(e)
CIB trading VaR	51		36		69		50		38		66		32		22		44
Credit Portfolio VaR	10	(b)(c)	6	(b)	17	(b)(c)	17	(b)(c)	6	(b)	31	(b)(c)	5		4		7
Diversification benefit to CIB VaR	(8)	(a)	NM	(e)	NM	(e)	(15)	(a)	NM	(e)	NM	(e)	(4)	(a)	NM	(e)	NM	(e)
CIB VaR	53		38		71		52		38		70		33		22		45
CCB VaR	6		4		11		5		4		6		6		4		10
Corporate and other LOB VaR	12	(d)	10		13		10		9		11		17	(d)	15		19
Diversification benefit to other VaR	(4)	(a)	NM	(e)	NM	(e)	(3)	(a)	NM	(e)	NM	(e)	(4)	(a)	NM	(e)	NM	(e)
Other VaR	14		11		17		12		10		14		19		16		23
Diversification benefit to CIB and other VaR	(13)	(a)	NM	(e)	NM	(e)	(10)	(a)	NM	(e)	NM	(e)	(16)	(a)	NM	(e)	NM	(e)
Total VaR	$54		$40		$71		$54		$41		$71		$36		$24		$50
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
(c)For the three months ended March 31, 2022, the effects of nickel price increases and the associated volatility in the nickel market resulted in elevated average and maximum Credit Portfolio VaR which remained elevated for the period ended June 30, 2022. For the three months ended September 30, 2022, average and maximum Credit Portfolio VaR decreased driven by a reduction in nickel-related exposure when compared to the three months ended June 30, 2022.
(d)The decrease in Corporate and other LOB VaR was driven by lower market values for a legacy private equity position which is publicly traded.
(e)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
Quarter over quarter results
Average total VaR was flat for the three months ended September 30, 2022 when compared with June 30, 2022, reflecting increased market volatility impacting Fixed income, offset by risk reductions within CIB and Credit Portfolio VaR.
Year over year results
Average total VaR increased by $18 million for the three months ended September 30, 2022, compared with the same period in the prior year. This increase was predominantly driven by market volatility impacting Fixed income.
The following graph presents daily Risk Management VaR for the five trailing quarters. The movement in VaR in March 2022 was driven by changes in nickel-related counterparty exposure in the Firm's Credit portfolio.
Daily Risk Management VaR

Third Quarter 2021	Fourth Quarter 2021	First Quarter 2022	Second Quarter 2022	Third Quarter 2022

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
For the 12 months ended September 30, 2022, the Firm posted backtesting gains on 137 of the 261 days, and observed 25 VaR backtesting exceptions due to market volatility that was materially higher than the levels realized in the historical data used for the VaR calculation. For the three months ended September 30, 2022, the Firm posted backtesting gains on 33 of the 66 days, and observed seven VaR backtesting exceptions predominantly driven by interest rate volatility.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2022. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$(2.1)	$5.0
-100 bps shift in rates	1.3	NM	(a)
Steeper yield curve:
+100 bps shift in long-term rates	0.7	1.8
-100 bps shift in short-term rates	2.1	NM	(a)
Flatter yield curve:
+100 bps shift in short-term rates	(2.8)	3.2
-100 bps shift in long-term rates	(0.8)	NM	(a)
(a)Given the level of market interest rates, these scenarios were not considered to be meaningful as of December 31, 2021.
The change in the Firm’s U.S. dollar sensitivities as of September 30, 2022 compared to December 31, 2021 reflected updates to the Firm’s baseline for higher interest rates and higher corresponding modeled deposit betas, as well as the impact of changes in the Firm’s balance sheet.
As of September 30, 2022, the Firm’s sensitivity to the +/-100 basis points parallel and short-term shift in rates is primarily the result of a greater impact from liabilities repricing compared to the impact of assets repricing, while a +/-100 basis points shift in long-term rates is primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$0.7	$0.8
-100 bps shift in rates	(0.7)	NM	(a)
Steeper yield curve:
-100 bps shift in short-term rates	(0.6)	NM	(a)
Flatter yield curve:
+100 bps shift in short-term rates	0.6	0.8
(a)Given the level of market interest rates, these scenarios were not considered to be meaningful as of December 31, 2021.
The results of the non-U.S. dollar interest rate scenario involving a steeper/flatter yield curve with long-term rates increasing/decreasing by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at September 30, 2022 and December 31, 2021.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2022 and December 31, 2021, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2022	December 31, 2021
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(49)	$(69)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,046)	(971)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(12)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	(8)	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(4)	(7)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	(1)	N/A
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	40	41
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	(2)	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	2	3
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
Under the Firm’s internal country risk measurement framework:
•Lending exposures are measured at the total committed amount (funded and unfunded), net of the allowance for credit losses and eligible cash and marketable securities collateral received
•Deposits are measured as the cash balances placed with central banks, commercial banks, and other financial institutions
•Securities financing exposures are measured at their receivable balance, net of eligible collateral received
•Debt and equity securities are measured at the fair value of all positions, including both long and short positions
•Counterparty exposure on derivative receivables is measured at the derivative’s fair value, net of the fair value of the eligible collateral received
•Credit derivatives exposure is measured at the net notional amount of protection purchased or sold for the same underlying reference entity, inclusive of the fair value of the derivative receivable or payable; reflecting the manner in which the Firm manages these exposures
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements.

Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2022 and their comparative exposures as of December 31, 2021. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Germany and the decrease in exposure to the U.K. were primarily due to changes in cash placements with the central banks of those countries driven by balance sheet and liquidity management activities.
The decrease in exposure to Australia was largely driven by a reduction in cash placed with the central bank of Australia, due to client-driven market-making activities and lower client cash deposits following recent interest rate increases.
As of September 30, 2022, exposure to Russia was approximately $600 million. This amount excludes certain client deposits placed at depository institutions.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2022				December 31, 2021(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$98.6	$5.9	$0.3	$104.8	$61.7
United Kingdom	60.1	9.9	1.9	71.9	96.4
Japan	31.5	8.7	0.2	40.4	45.5
Australia	16.2	4.4	—	20.6	39.1
France	11.7	2.8	4.1	18.6	14.0
Switzerland	12.9	1.4	2.7	17.0	20.9
Brazil	7.7	8.3	—	16.0	12.0
Canada	13.0	2.6	0.2	15.8	16.9
China	9.6	5.1	0.1	14.8	18.6
Singapore	6.6	3.7	0.5	10.8	12.3
South Korea	4.7	4.5	0.1	9.3	8.7
Spain	8.4	0.8	—	9.2	10.1
India	5.3	2.9	0.7	8.9	14.7
Saudi Arabia	5.7	2.4	—	8.1	9.1
Belgium	6.3	1.3	—	7.6	6.8
Luxembourg	4.7	1.5	—	6.2	11.5
Netherlands	6.2	(0.4)	0.4	6.2	6.8
Malaysia	4.6	0.7	0.3	5.6	2.7
Mexico	4.6	0.3	—	4.9	4.9
Hong Kong SAR	2.6	1.2	—	3.8	5.9
(a)Country exposures presented in the table reflect 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at both September 30, 2022 and December 31, 2021, respectively.
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
(d)Largely represents physical commodity inventory.
(e)The country rankings presented in the table as of December 31, 2021, are based on the country rankings of the corresponding exposures at September 30, 2022, not actual rankings of such exposures at December 31, 2021.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2021 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 73-75 and Note 12 of this Form 10-Q for further information.
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
For example, compared to the Firm’s central scenario shown on page 73 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.2% higher over the eight-quarter forecast, with a peak difference of
3.0% in the third quarter of 2023; lower
U.S. real GDP with a slower recovery, remaining approximately 4.2% lower at the end of the eight-quarter forecast, with a peak difference of approximately 4.9% in the third quarter of 2023; and lower national HPI with a peak difference of approximately 13.6% in the second quarter of 2024.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of September 30, 2022, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.

•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2022, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $500 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.5 billion for credit card loans
•An increase of approximately $4.2 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2022.
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

September 30, 2022 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$299.2	$—
Securities borrowed	67.3	—
Trading assets:
Trading–debt and equity instruments	413.9	2.9
Derivative receivables(a)	92.5	11.1
Total trading assets	506.4	14.0
AFS securities	188.1	0.2
Loans	41.6	1.6
MSRs	8.1	8.1
Other	14.0	0.4
Total assets measured at fair value on a recurring basis	1,124.7	24.3
Total assets measured at fair value on a nonrecurring basis	3.2	2.0
Total assets measured at fair value	$1,127.9	$26.3
Total Firm assets	$3,773.9
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.7%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2.3%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $11.1 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $11.1 billion and $9.8 billion at September 30, 2022 and December 31, 2021, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on accelerated spend and promotional offers outpacing redemptions throughout 2022. Refer to page 152 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2022.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue
Investment banking fees	$1,674	$3,282	$5,268	$9,722
Principal transactions	5,383	3,546	15,478	14,122
Lending- and deposit-related fees	1,731	1,801	5,443	5,248
Asset management, administration and commissions	5,069	5,257	15,671	15,480
Investment securities losses	(959)	(256)	(1,506)	(397)
Mortgage fees and related income	314	600	1,152	1,855
Card income	1,086	1,005	3,194	4,002
Other income	900	1,332	2,930	3,650
Noninterest revenue	15,198	16,567	47,630	53,682
Interest income	25,611	14,480	59,753	42,845
Interest expense	8,093	1,400	13,235	4,135
Net interest income	17,518	13,080	46,518	38,710
Total net revenue	32,716	29,647	94,148	92,392

Provision for credit losses	1,537	(1,527)	4,101	(7,968)

Noninterest expense
Compensation expense	10,539	9,087	31,627	29,502
Occupancy expense	1,162	1,109	3,425	3,314
Technology, communications and equipment expense	2,366	2,473	7,102	7,480
Professional and outside services	2,481	2,523	7,522	7,111
Marketing	1,017	712	2,818	2,089
Other expense	1,613	1,159	4,624	3,959
Total noninterest expense	19,178	17,063	57,118	53,455
Income before income tax expense	12,001	14,111	32,929	46,905
Income tax expense	2,264	2,424	6,261	8,970
Net income	$9,737	$11,687	$26,668	$37,935
Net income applicable to common stockholders	$9,255	$11,229	$25,295	$36,576
Net income per common share data
Basic earnings per share	$3.13	$3.74	$8.53	$12.05
Diluted earnings per share	3.12	3.74	8.51	12.02

Weighted-average basic shares	2,961.2	2,999.9	2,966.8	3,036.4
Weighted-average diluted shares	2,965.4	3,005.1	2,970.9	3,041.7
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$9,737	$11,687	$26,668	$37,935
Other comprehensive income/(loss), after–tax
Unrealized losses on investment securities	(2,145)	(434)	(13,629)	(4,099)
Translation adjustments, net of hedges	(581)	(187)	(1,322)	(373)
Fair value hedges	38	9	199	(42)
Cash flow hedges	(1,698)	(450)	(5,837)	(2,108)
Defined benefit pension and OPEB plans	(1,004)	6	(917)	83
DVA on fair value option elected liabilities	625	(551)	2,456	(484)
Total other comprehensive loss, after–tax	(4,765)	(1,607)	(19,050)	(7,023)
Comprehensive income	$4,972	$10,080	$7,618	$30,912
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$24,654	$26,438
Deposits with banks	619,533	714,396
Federal funds sold and securities purchased under resale agreements (included $299,243 and $252,720 at fair value)	301,878	261,698
Securities borrowed (included $67,281 and $81,463 at fair value)	193,216	206,071
Trading assets (included assets pledged of $105,200 and $102,710)	506,487	433,575
Available-for-sale securities (amortized cost of $200,919 and $308,254, net of allowance for credit losses; included assets pledged of $11,114 and $18,268)	188,140	308,525
Held-to-maturity securities (net of allowance for credit losses)	430,106	363,707
Investment securities, net of allowance for credit losses	618,246	672,232
Loans (included $41,487 and $58,820 at fair value)	1,112,633	1,077,714
Allowance for loan losses	(18,185)	(16,386)
Loans, net of allowance for loan losses	1,094,448	1,061,328
Accrued interest and accounts receivable	143,905	102,570
Premises and equipment	27,199	27,070
Goodwill, MSRs and other intangible assets	60,806	56,691
Other assets (included $14,833 and $14,753 at fair value and assets pledged of $5,361 and $5,298)	183,512	181,498
Total assets(a)	$3,773,884	$3,743,567
Liabilities
Deposits (included $20,935 and $11,333 at fair value)	$2,408,615	$2,462,303
Federal funds purchased and securities loaned or sold under repurchase agreements (included $180,535 and $126,435 at fair value)	239,939	194,340
Short-term borrowings (included $15,643 and $20,015 at fair value)	47,866	53,594
Trading liabilities	189,878	164,693
Accounts payable and other liabilities (included $5,937 and $5,651 at fair value)	300,016	262,755
Beneficial interests issued by consolidated VIEs (included $5 and $12 at fair value)	12,079	10,750
Long-term debt (included $65,945 and $74,934 at fair value)	287,473	301,005
Total liabilities(a)	3,485,866	3,449,440
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,283,750 and 3,483,750 shares)	32,838	34,838
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,865	88,415
Retained earnings	288,776	272,268
Accumulated other comprehensive losses	(19,134)	(84)
Treasury stock, at cost (1,171,729,007 and 1,160,784,750 shares)	(107,432)	(105,415)
Total stockholders’ equity	288,018	294,127
Total liabilities and stockholders’ equity	$3,773,884	$3,743,567
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2022, and December 31, 2021. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2022	December 31, 2021
Assets
Trading assets	$1,991	$2,010
Loans	31,597	33,024
All other assets	562	490
Total assets	$34,150	$35,524
Liabilities
Beneficial interests issued by consolidated VIEs	$12,079	$10,750
All other liabilities	274	245
Total liabilities	$12,353	$10,995
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Preferred stock
Balance at the beginning of the period	$32,838	$32,838	$34,838	$30,063
Issuance	—	2,000	—	7,350
Redemption	—	—	(2,000)	(2,575)
Balance at September 30	32,838	34,838	32,838	34,838

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,614	88,194	88,415	88,394
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	251	227	450	93
Other	—	(64)	—	(130)
Balance at September 30	88,865	88,357	88,865	88,357

Retained earnings
Balance at the beginning of the period	282,445	256,983	272,268	236,990
Net income	9,737	11,687	26,668	37,935
Dividends declared:
Preferred stock	(432)	(402)	(1,239)	(1,174)
Common stock ($1.00 and $1.00 per share and $3.00 and $2.80 per share, respectively)	(2,974)	(2,992)	(8,921)	(8,475)
Balance at September 30	288,776	265,276	288,776	265,276

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(14,369)	2,570	(84)	7,986
Other comprehensive loss, after-tax	(4,765)	(1,607)	(19,050)	(7,023)
Balance at September 30	(19,134)	963	(19,134)	963

Treasury stock, at cost
Balance at the beginning of the period	(107,490)	(98,304)	(105,415)	(88,184)
Repurchase	—	(5,240)	(3,122)	(16,440)
Reissuance	58	46	1,105	1,126
Balance at September 30	(107,432)	(103,498)	(107,432)	(103,498)

Total stockholders’ equity	$288,018	$290,041	$288,018	$290,041
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2022	2021
Operating activities
Net income	$26,668	$37,935
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,101	(7,968)
Depreciation and amortization	5,380	6,001
Deferred tax (benefit)/expense	(3,455)	(1,063)
Other	3,815	2,662
Originations and purchases of loans held-for-sale	(131,589)	(259,159)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	149,420	244,966
Net change in:
Trading assets	(114,006)	2,700
Securities borrowed	12,347	(42,471)
Accrued interest and accounts receivable	(41,621)	(26,148)
Other assets	(17,114)	(358)
Trading liabilities	34,950	(10,668)
Accounts payable and other liabilities	75,961	47,547
Other operating adjustments	1,040	(987)
Net cash provided by/(used in) operating activities	5,897	(7,011)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(40,741)	14,089
Held-to-maturity securities:
Proceeds from paydowns and maturities	33,542	39,106
Purchases	(29,329)	(78,976)
Available-for-sale securities:
Proceeds from paydowns and maturities	30,646	39,346
Proceeds from sales	62,252	146,858
Purchases	(75,204)	(163,211)
Proceeds from sales and securitizations of loans held-for-investment	36,199	25,981
Other changes in loans, net	(96,151)	(45,028)
All other investing activities, net	(7,503)	(7,351)
Net cash (used in) investing activities	(86,289)	(29,186)
Financing activities
Net change in:
Deposits	(44,336)	234,716
Federal funds purchased and securities loaned or sold under repurchase agreements	45,910	39,753
Short-term borrowings	(4,813)	4,710
Beneficial interests issued by consolidated VIEs	2,042	(1,839)
Proceeds from long-term borrowings	68,944	69,272
Payments of long-term borrowings	(37,470)	(46,041)
Proceeds from issuance of preferred stock	—	7,350
Redemption of preferred stock	(2,000)	(2,575)
Treasury stock repurchased	(3,162)	(16,286)
Dividends paid	(10,186)	(9,472)
All other financing activities, net	1,158	(1,573)
Net cash provided by financing activities	16,087	278,015
Effect of exchange rate changes on cash and due from banks and deposits with banks	(32,342)	(9,558)
Net increase/(decrease) in cash and due from banks and deposits with banks	(96,647)	232,260
Cash and due from banks and deposits with banks at the beginning of the period	740,834	527,609
Cash and due from banks and deposits with banks at the end of the period	$644,187	$759,869
Cash interest paid	$11,075	$3,882
Cash income taxes paid, net	226	17,617
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 184-192 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of September 30, 2022, and December 31, 2021, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

September 30, 2022 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$299,242	$1	$—	$299,243
Securities borrowed	—	67,281	—	—	67,281
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	82,050	776	—	82,826
Residential – nonagency	—	2,188	9	—	2,197
Commercial – nonagency	—	1,432	11	—	1,443
Total mortgage-backed securities	—	85,670	796	—	86,466
U.S. Treasury, GSEs and government agencies(a)	76,042	7,557	—	—	83,599
Obligations of U.S. states and municipalities	—	6,960	7	—	6,967
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,216	—	—	1,216
Non-U.S. government debt securities	28,727	44,693	166	—	73,586
Corporate debt securities	—	26,427	348	—	26,775
Loans	—	5,210	865	—	6,075
Asset-backed securities	—	2,627	26	—	2,653
Total debt instruments	104,769	180,360	2,208	—	287,337
Equity securities	91,572	2,109	580	—	94,261
Physical commodities(b)	2,336	13,596	2	—	15,934
Other	—	16,296	84	—	16,380
Total debt and equity instruments(c)	198,677	212,361	2,874	—	413,912
Derivative receivables:
Interest rate	12,023	263,527	3,582	(253,300)	25,832
Credit	—	13,215	719	(12,063)	1,871
Foreign exchange	886	353,603	1,344	(318,966)	36,867
Equity	—	80,920	4,881	(74,175)	11,626
Commodity	—	38,348	606	(22,616)	16,338
Total derivative receivables	12,909	749,613	11,132	(681,120)	92,534
Total trading assets(d)	211,586	961,974	14,006	(681,120)	506,446
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	53,331	—	—	53,331
Residential – nonagency	—	4,762	—	—	4,762
Commercial – nonagency	—	1,937	—	—	1,937
Total mortgage-backed securities	—	60,030	—	—	60,030
U.S. Treasury and government agencies	90,487	—	—	—	90,487
Obligations of U.S. states and municipalities	—	8,582	—	—	8,582
Non-U.S. government debt securities	6,547	8,054	—	—	14,601
Corporate debt securities	—	119	180	—	299
Asset-backed securities:
Collateralized loan obligations	—	10,920	—	—	10,920
Other	—	3,221	—	—	3,221
Total available-for-sale securities	97,034	90,926	180	—	188,140
Loans(e)	—	39,913	1,574	—	41,487
Mortgage servicing rights	—	—	8,140	—	8,140
Other assets(d)	7,605	6,011	376	—	13,992
Total assets measured at fair value on a recurring basis	$316,225	$1,465,347	$24,277	$(681,120)	$1,124,729
Deposits	$—	$19,109	$1,826	$—	$20,935
Federal funds purchased and securities loaned or sold under repurchase agreements	—	180,535	—	—	180,535
Short-term borrowings	—	14,059	1,584	—	15,643
Trading liabilities:
Debt and equity instruments(c)	103,932	29,172	71	—	133,175
Derivative payables:
Interest rate	7,373	255,680	3,027	(248,681)	17,399
Credit	—	10,814	376	(10,456)	734
Foreign exchange	727	351,568	837	(330,302)	22,830
Equity	—	74,707	5,207	(71,775)	8,139
Commodity	—	31,415	407	(24,221)	7,601
Total derivative payables	8,100	724,184	9,854	(685,435)	56,703
Total trading liabilities	112,032	753,356	9,925	(685,435)	189,878
Accounts payable and other liabilities	4,445	1,423	69	—	5,937
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	43,517	22,428	—	65,945
Total liabilities measured at fair value on a recurring basis	$116,477	$1,012,004	$35,832	$(685,435)	$478,878

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$252,720	$—	$—	$252,720
Securities borrowed	—	81,463	—	—	81,463
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	38,944	265	—	39,209
Residential – nonagency	—	2,358	28	—	2,386
Commercial – nonagency	—	1,506	10	—	1,516
Total mortgage-backed securities	—	42,808	303	—	43,111
U.S. Treasury, GSEs and government agencies(a)	68,527	9,181	—	—	77,708
Obligations of U.S. states and municipalities	—	7,068	7	—	7,075
Certificates of deposit, bankers’ acceptances and commercial paper	—	852	—	—	852
Non-U.S. government debt securities	26,982	44,581	81	—	71,644
Corporate debt securities	—	24,491	332	—	24,823
Loans	—	7,366	708	—	8,074
Asset-backed securities	—	2,668	26	—	2,694
Total debt instruments	95,509	139,015	1,457	—	235,981
Equity securities	86,904	1,741	662	—	89,307
Physical commodities(b)	5,357	20,788	—	—	26,145
Other	—	24,850	160	—	25,010
Total debt and equity instruments(c)	187,770	186,394	2,279	—	376,443
Derivative receivables:
Interest rate	1,072	267,493	2,020	(248,611)	21,974
Credit	—	9,321	518	(8,808)	1,031
Foreign exchange	134	168,590	855	(156,954)	12,625
Equity	—	65,139	3,492	(58,650)	9,981
Commodity	—	26,232	421	(15,183)	11,470
Total derivative receivables	1,206	536,775	7,306	(488,206)	57,081
Total trading assets(d)	188,976	723,169	9,585	(488,206)	433,524
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	4	72,539	—	—	72,543
Residential – nonagency	—	6,070	—	—	6,070
Commercial – nonagency	—	4,949	—	—	4,949
Total mortgage-backed securities	4	83,558	—	—	83,562
U.S. Treasury and government agencies	177,463	—	—	—	177,463
Obligations of U.S. states and municipalities	—	15,860	—	—	15,860
Non-U.S. government debt securities	5,430	10,779	—	—	16,209
Corporate debt securities	—	160	161	—	321
Asset-backed securities:
Collateralized loan obligations	—	9,662	—	—	9,662
Other	—	5,448	—	—	5,448
Total available-for-sale securities	182,897	125,467	161	—	308,525
Loans(e)	—	56,887	1,933	—	58,820
Mortgage servicing rights	—	—	5,494	—	5,494
Other assets(d)	9,558	4,139	306	—	14,003
Total assets measured at fair value on a recurring basis	$381,431	$1,243,845	$17,479	$(488,206)	$1,154,549
Deposits	$—	$9,016	$2,317	$—	$11,333
Federal funds purchased and securities loaned or sold under repurchase agreements	—	126,435	—	—	126,435
Short-term borrowings	—	17,534	2,481	—	20,015
Trading liabilities:
Debt and equity instruments(c)	87,831	26,716	30	—	114,577
Derivative payables:
Interest rate	981	237,714	2,036	(232,537)	8,194
Credit	—	10,468	444	(10,032)	880
Foreign exchange	123	174,349	1,274	(161,649)	14,097
Equity	—	72,609	7,118	(62,494)	17,233
Commodity	—	26,600	1,328	(18,216)	9,712
Total derivative payables	1,104	521,740	12,200	(484,928)	50,116
Total trading liabilities	88,935	548,456	12,230	(484,928)	164,693
Accounts payable and other liabilities	5,115	467	69	—	5,651
Beneficial interests issued by consolidated VIEs	—	12	—	—	12
Long-term debt	—	50,560	24,374	—	74,934
Total liabilities measured at fair value on a recurring basis	$94,050	$752,480	$41,471	$(484,928)	$403,073
(a)At September 30, 2022, and December 31, 2021, included total U.S. GSE obligations of $90.1 billion and $73.9 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2022, and December 31, 2021, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $882 million and $801 million, respectively. Included in these balances at September 30, 2022, and December 31, 2021, were trading assets of $41 million and $51 million, respectively, and other assets of $841 million and $750 million, respectively.
(e)At September 30, 2022, and December 31, 2021, included $11.4 billion and $26.2 billion, respectively, of residential first-lien mortgages, and $7.5 billion and $8.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $3.4 billion and $13.6 billion, respectively.
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

Level 3 inputs(a)
September 30, 2022
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,685	Discounted cash flows	Yield	3%	20%	7%
			Prepayment speed	3%	11%	8%
			Conditional default rate	0%	5%	0%
			Loss severity	0%	110%	4%
Commercial mortgage-backed securities and loans(c)	413	Market comparables	Price	$0	$100	$83
Corporate debt securities	528	Market comparables	Price	$0	$110	$95
Loans(d)	1,137	Market comparables	Price	$0	$356	$83
Non-U.S. government debt securities	166	Market comparables	Price	$6	$100	$90
Net interest rate derivatives	580	Option pricing	Interest rate volatility	28 bps	682 bps	131 bps
			Interest rate spread volatility	23 bps	35 bps	26 bps
			Bermudan switch value	8%	58%	18%
			Interest rate correlation	(85)%	89%	16%
			IR-FX correlation	(35)%	60%	7%
	(25)	Discounted cash flows	Prepayment speed	0%	21%	7%
Net credit derivatives	320	Discounted cash flows	Credit correlation	30%	60%	44%
			Credit spread	1 bps	6,152 bps	678 bps
			Recovery rate	15%	67%	46%
	23	Market comparables	Price	$15	$104	$82
Net foreign exchange derivatives	595	Option pricing	IR-FX correlation	(40)%	60%	20%
	(88)	Discounted cash flows	Prepayment speed	9%		9%
			Interest rate curve	2%	32%	8%
Net equity derivatives	(326)	Option pricing	Forward equity price(h)	84%	146%	101%
			Equity volatility	5%	146%	38%
			Equity correlation	17%	99%	55%
			Equity-FX correlation	(86)%	60%	(28)%
			Equity-IR correlation	15%	50%	27%
Net commodity derivatives	199	Option pricing	Oil commodity forward	$65 / BBL	$319 / BBL	$192 / BBL
			Natural gas commodity forward	$2 / MMBTU	$18 / MMBTU	$10 / MMBTU
			Commodity volatility	4%	144%	74%
			Commodity correlation	(30)%	77%	24%
MSRs	8,140	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	24,723	Option pricing	Interest rate volatility	28 bps	682 bps	131 bps
			Interest rate correlation	(85)%	89%	16%
			IR-FX correlation	(35)%	60%	7%
			Equity correlation	17%	99%	55%
			Equity-FX correlation	(86)%	60%	(28)%
			Equity-IR correlation	15%	50%	27%
	1,115	Discounted cash flows	Credit correlation	30%	60%	44%
Other level 3 assets and liabilities, net(f)	936
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $776 million, nonagency securities of $9 million and non-trading loans of $900 million.
(c)Comprises nonagency securities of $11 million, trading loans of $40 million and non-trading loans of $362 million.
(d)Comprises trading loans of $825 million and non-trading loans of $312 million.
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
(f)Includes equity securities of $807 million including $227 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2022 (in millions)	Fair value at July 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$1	$—		$1	$—		$(1)	$—	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	803	5		5	—		(32)	—	(5)	776	5
Residential – nonagency	14	—		1	(5)		—	—	(1)	9	—
Commercial – nonagency	10	(1)		—	(1)		—	3	—	11	(1)
Total mortgage-backed securities	827	4		6	(6)		(32)	3	(6)	796	4
Obligations of U.S. states and municipalities	7	1		—	(1)		—	—	—	7	1
Non-U.S. government debt securities	205	(11)		21	(22)		(4)	8	(31)	166	(11)
Corporate debt securities	574	2		45	(75)		(28)	66	(236)	348	11
Loans	898	(15)		103	(144)		(43)	252	(186)	865	(16)
Asset-backed securities	20	5		15	(13)		—	—	(1)	26	1
Total debt instruments	2,531	(14)		190	(261)		(107)	329	(460)	2,208	(10)
Equity securities	661	(43)		16	(60)		(2)	18	(10)	580	(46)
Physical commodities	2	(1)		1	—		—	—	—	2	(1)
Other	87	19		10	—		(32)	1	(1)	84	15
Total trading assets – debt and equity instruments	3,281	(39)	(c)	217	(321)		(141)	348	(471)	2,874	(42)	(c)
Net derivative receivables:(b)
Interest rate	420	(574)		60	(108)		(38)	848	(53)	555	(552)
Credit	249	56		6	(1)		41	2	(10)	343	69
Foreign exchange	245	217		31	(43)		43	(1)	15	507	166
Equity	(1,234)	904		272	(424)		385	(134)	(95)	(326)	902
Commodity	26	116		14	(51)		29	4	61	199	141
Total net derivative receivables	(294)	719	(c)	383	(627)		460	719	(82)	1,278	726	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	186	(6)		—	—		—	—	—	180	(6)
Total available-for-sale securities	186	(6)	(d)	—	—		—	—	—	180	(6)	(d)
Loans	2,020	(53)	(c)	37	(85)		(102)	213	(456)	1,574	(52)	(c)
Mortgage servicing rights	7,439	504	(e)	510	(79)		(234)	—	—	8,140	504	(e)
Other assets	408	11	(c)	2	(1)		(44)	—	—	376	11	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2022 (in millions)	Fair value at July 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,032	$(152)	(c)(f)	$—	$—	$24	$(18)	$—	$(60)	$1,826	$(154)	(c)(f)
Short-term borrowings	2,101	(22)	(c)(f)	—	—	863	(1,354)	—	(4)	1,584	(51)	(c)(f)
Trading liabilities – debt and equity instruments	56	3	(c)	(5)	14	—	—	7	(4)	71	7	(c)
Accounts payable and other liabilities	73	(4)	(c)	—	—	—	—	—	—	69	(4)	(c)
Long-term debt	23,077	(1,037)	(c)(f)	—	—	2,943	(2,404)	297	(448)	22,428	(1,075)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2021 (in millions)	Fair value at July 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2021
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	329	(12)		13	(6)		(25)	—	—	299	(12)
Residential – nonagency	16	—		9	—		(1)	—	—	24	(1)
Commercial – nonagency	10	7		1	—		(13)	14	—	19	6
Total mortgage-backed securities	355	(5)		23	(6)		(39)	14	—	342	(7)
Obligations of U.S. states and municipalities	8	—		—	—		(1)	—	—	7	—
Non-U.S. government debt securities	183	(2)		128	(98)		—	—	(107)	104	(1)
Corporate debt securities	487	(33)		38	(115)		(3)	25	(29)	370	(25)
Loans	795	—		219	(197)		(130)	409	(114)	982	2
Asset-backed securities	35	1		3	(4)		—	—	(7)	28	—
Total debt instruments	1,863	(39)		411	(420)		(173)	448	(257)	1,833	(31)
Equity securities	690	(41)		5	(44)		—	62	(38)	634	(34)
Other	47	26		17	—		(31)	—	(1)	58	26
Total trading assets – debt and equity instruments	2,600	(54)	(c)	433	(464)		(204)	510	(296)	2,525	(39)	(c)
Net derivative receivables:(b)
Interest rate	(22)	618		21	(44)		(683)	13	(16)	(113)	246
Credit	(17)	(9)		4	(7)		59	(4)	(32)	(6)	(1)
Foreign exchange	(583)	2		28	(44)		41	(5)	4	(557)	15
Equity	(4,936)	723		192	(1,001)		912	214	59	(3,837)	397
Commodity	(1,167)	88		130	(88)		156	(2)	11	(872)	178
Total net derivative receivables	(6,725)	1,422	(c)	375	(1,184)		485	216	26	(5,385)	835	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		95	—		—	—	—	95	—
Total available-for-sale securities	—	—		95	—		—	—	—	95	—
Loans	1,734	(13)	(c)	209	(1)		(180)	427	(105)	2,071	(11)	(c)
Mortgage servicing rights	4,549	(11)	(e)	1,013	1		(201)	—	—	5,351	(11)	(e)
Other assets	518	(35)	(c)	3	—		(165)	—	—	321	(34)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2021 (in millions)	Fair value at July 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2021
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,684	$(11)	(c)(f)	$—	$—	$33	$(172)	$—	$(157)	$2,377	$(7)	(c)(f)
Short-term borrowings	3,075	(699)	(c)(f)	—	—	1,166	(1,121)	—	(10)	2,411	(124)	(c)(f)
Trading liabilities – debt and equity instruments	36	(2)	(c)	(8)	2	—	—	3	(1)	30	1	(c)
Accounts payable and other liabilities	51	—		—	—	—	—	—	—	51	1	(c)
Long-term debt	23,527	(216)	(c)(f)	—	—	2,950	(2,512)	11	(246)	23,514	(242)	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$1	$—		$(1)	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	265	31		670	(125)		(60)	—	(5)	776	29
Residential – nonagency	28	—		6	(5)		(12)	—	(8)	9	(1)
Commercial – nonagency	10	(1)		—	(1)		—	3	—	11	(1)
Total mortgage-backed securities	303	30		676	(131)		(72)	3	(13)	796	27
Obligations of U.S. states and municipalities	7	1		—	(1)		—	—	—	7	2
Non-U.S. government debt securities	81	(53)		426	(288)		(4)	51	(47)	166	(50)
Corporate debt securities	332	(33)		378	(146)		(65)	164	(282)	348	(27)
Loans	708	(52)		522	(406)		(202)	777	(482)	865	(25)
Asset-backed securities	26	5		17	(23)		—	5	(4)	26	1
Total debt instruments	1,457	(102)		2,019	(995)		(343)	1,000	(828)	2,208	(72)
Equity securities	662	(955)		337	(361)		(2)	977	(78)	580	(407)
Physical Commodities	—	(1)		3	—		—	—	—	2	(1)
Other	160	86		36	—		(195)	1	(4)	84	58
Total trading assets – debt and equity instruments	2,279	(972)	(c)	2,395	(1,356)		(540)	1,978	(910)	2,874	(422)	(c)
Net derivative receivables:(b)
Interest rate	(16)	(181)		285	(337)		218	865	(279)	555	25
Credit	74	387		14	(8)		(120)	—	(4)	343	367
Foreign exchange	(419)	755		178	(86)		75	17	(13)	507	716
Equity	(3,626)	3,472		932	(1,449)		688	(692)	349	(326)	3,106
Commodity	(907)	920		82	(257)		297	3	61	199	878
Total net derivative receivables	(4,894)	5,353	(c)	1,491	(2,137)		1,158	193	114	1,278	5,092	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	161	2		17	—		—	—	—	180	2
Total available-for-sale securities	161	2	(d)	17	—		—	—	—	180	2	(d)
Loans	1,933	(37)	(c)	431	(185)		(633)	829	(764)	1,574	79	(c)
Mortgage servicing rights	5,494	2,117	(e)	1,981	(750)		(702)	—	—	8,140	2,117	(e)
Other assets	306	136	(c)	48	(29)		(81)	2	(6)	376	131	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(454)	(c)(f)	$—	$—	$270	$(87)	$—	$(220)	$1,826	$(446)	(c)(f)
Short-term borrowings	2,481	(409)	(c)(f)	—	—	3,249	(3,737)	15	(15)	1,584	17	(c)(f)
Trading liabilities – debt and equity instruments	30	(13)	(c)	(39)	48	—	—	51	(6)	71	14	(c)
Accounts payable and other liabilities	69	(10)	(c)	(28)	43	—	—	1	(6)	69	(9)	(c)
Long-term debt	24,374	(5,345)	(c)(f)	—	—	10,463	(6,925)	739	(878)	22,428	(5,097)	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2021
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	449	(22)		20	(62)		(86)	1	(1)	299	(25)
Residential – nonagency	28	1		24	(24)		(4)	—	(1)	24	(2)
Commercial – nonagency	3	7		12	(1)		(16)	14	—	19	6
Total mortgage-backed securities	480	(14)		56	(87)		(106)	15	(2)	342	(21)
Obligations of U.S. states and municipalities	8	—		—	—		(1)	—	—	7	—
Non-U.S. government debt securities	182	(10)		330	(284)		(7)	—	(107)	104	(2)
Corporate debt securities	507	(18)		357	(415)		(3)	138	(196)	370	(3)
Loans	893	6		785	(434)		(256)	584	(596)	982	—
Asset-backed securities	28	8		41	(43)		(1)	2	(7)	28	—
Total debt instruments	2,098	(28)		1,569	(1,263)		(374)	739	(908)	1,833	(26)
Equity securities	476	(38)		258	(114)		—	140	(88)	634	(92)
Other	49	74		118	—		(86)	3	(100)	58	37
Total trading assets – debt and equity instruments	2,623	8	(c)	1,945	(1,377)		(460)	882	(1,096)	2,525	(81)	(c)
Net derivative receivables:(b)
Interest rate	258	1,587		92	(146)		(1,874)	68	(98)	(113)	212
Credit	(224)	140		6	(11)		103	(13)	(7)	(6)	143
Foreign exchange	(434)	(196)		67	(98)		140	6	(42)	(557)	(44)
Equity	(3,862)	(195)		667	(2,246)		1,638	233	(72)	(3,837)	(187)
Commodity	(731)	(505)		140	(382)		600	(3)	9	(872)	(223)
Total net derivative receivables	(4,993)	831	(c)	972	(2,883)		607	291	(210)	(5,385)	(99)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		95	—		—	—	—	95	—
Total available-for-sale securities	—	—		95	—		—	—	—	95	—
Loans	2,305	(79)	(c)	516	(326)		(699)	1,027	(673)	2,071	(92)	(c)
Mortgage servicing rights	3,276	258	(e)	2,410	(23)		(570)	—	—	5,351	258	(e)
Other assets	538	9	(c)	10	(18)		(217)	—	(1)	321	22	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2021
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,913	$(67)	(c)(f)	$—	$—	$252	$(360)	$2	$(363)	$2,377	$(60)	(c)(f)
Short-term borrowings	2,420	(1,095)	(c)(f)	—	—	5,479	(4,333)	9	(69)	2,411	(117)	(c)(f)
Trading liabilities – debt and equity instruments	51	(6)	(c)	(100)	36	—	—	62	(13)	30	(2)	(c)
Accounts payable and other liabilities	68	(10)	(c)	—	1	—	—	—	(8)	51	(9)	(c)
Long-term debt	23,397	190	(c)(f)	—	—	9,884	(9,250)	29	(736)	23,514	48	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both September 30, 2022 and December 31, 2021. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 10% at September 30, 2022 and December 31, 2021, respectively.

(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) recorded in income on AFS securities for the three and nine months ended September 30, 2022 and 2021. Unrealized gains/(losses) recorded on AFS securities in OCI were $(6) million and zero for the three months ended September 30, 2022 and 2021, respectively and $2 million and zero for the nine months ended September 30, 2022 and 2021, respectively.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and nine months ended September 30, 2022 and 2021. Unrealized (gains)/losses are reported in OCI, and were $(256) million and $318 million for the three months ended September 30, 2022 and 2021, respectively and $(829) million and $300 million for the nine months ended September 30, 2022 and 2021, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2021, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 108 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and nine months ended September 30, 2022
Level 3 assets were $24.3 billion at September 30, 2022, reflecting an increase of $2.0 billion from June 30, 2022, and an increase of $6.8 billion from December 31, 2021.
The increase for the three months ended September 30, 2022 was driven by a $2.2 billion increase in gross derivative receivables due to gains and net transfers partially offset by settlements.
The increase for the nine months ended September 30, 2022 was predominantly driven by:
•$3.8 billion increase in gross derivative receivables due to gains and purchases partially offset by settlements.
•$2.6 billion increase in MSRs.
Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2022, significant transfers from level 2 into level 3 included the following:
•$1.1 billion of gross interest rate derivative receivables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the three months ended September 30, 2022, significant transfers from level 3 into level 2 included the following:
•$524 million of gross equity derivative receivables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the nine months ended September 30, 2022, significant transfers from level 2 into level 3 included the following:
•$2.0 billion of total debt and equity instruments, predominantly due to equity securities of $977 million driven by a decrease in observability as a result of restricted access to certain markets and trading loans of $777 million driven by a decrease in observability.
•$1.5 billion and $639 million of gross interest rate derivative receivables and gross interest rate derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$963 million and $1.8 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$829 million of non-trading loans driven by a decrease in observability.
•$739 million of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the nine months ended September 30, 2022, significant transfers from level 3 into level 2 included the following:
•$1.0 billion and $758 million of gross interest rate derivative receivables and gross interest rate derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.4 billion and $1.8 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$764 million of non-trading loans driven by an increase in observability.
•$878 million of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for certain structured notes.
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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 101-106 for further information on these instruments.
Three months ended September 30, 2022
•$1.1 billion of net gains on assets, driven by gains in net equity derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$1.2 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Three months ended September 30, 2021
•$1.3 billion of net gains on assets, driven by gains in net interest rate derivative receivables and net equity derivative receivables due to market movements.
•$928 million of net gains on liabilities, largely driven by gains in short-term borrowings due to market movements.
Nine months ended September 30, 2022
•$6.6 billion of net gains on assets, predominantly driven by gains in net equity derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$6.2 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Credit and funding adjustments:
Derivatives CVA	$(6)	$60	$(171)	$343
Derivatives FVA	5	38	(46)	99
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2022 and 2021, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2022 and 2021, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
September 30, 2022 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,142	$927	(b)	$2,069
Other assets(a)	—	37	1,119		1,156
Total assets measured at fair value on a nonrecurring basis	$—	$1,179	$2,046		$3,225
Accounts payable and other liabilities	—	—	112		112
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$112		$112

	Fair value hierarchy			Total fair value
September 30, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,175	$314	$1,489
Other assets	—	7	1,202	1,209
Total assets measured at fair value on a nonrecurring basis	$—	$1,182	$1,516	$2,698
Accounts payable and other liabilities	—	—	2	2
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$2	$2
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.1 billion in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022, $1.0 billion related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $927 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022, $65 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 9% to 56% with a weighted average of 23%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2022 and 2021, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Loans	$(28)	$(10)	$(77)	$(40)
Other assets(a)	(76)	84	(122)	177
Accounts payable and other liabilities	52	—	(108)	6
Total nonrecurring fair value gains/(losses)	$(52)	$74	$(307)	$143
(a)Included $(76) million and $90 million for the three months ended September 30, 2022 and 2021, respectively, and $(105) million and $197 million for the nine months ended September 30, 2022 and 2021, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2022 and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended September 30,		Nine months ended September 30,
As of or for the period ended, (in millions)	2022	2021	2022	2021
Other assets
Carrying value(a)	$4,229	$3,207	$4,229	$3,207
Upward carrying value changes(b)	40	100	486	216
Downward carrying value changes/impairment(c)	(116)	(10)	(591)	(18)
(a)The carrying value as of December 31, 2021 was $3.6 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2022 were $1.5 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2022 were $(781) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6059 at September 30, 2022, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2022, and December 31, 2021, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.7	$24.7	$—	$—	$24.7	$26.4	$26.4	$—	$—	$26.4
Deposits with banks	619.5	619.1	0.4	—	619.5	714.4	714.4	—	—	714.4
Accrued interest and accounts receivable	143.5	—	143.3	0.2	143.5	102.1	—	102.0	0.1	102.1
Federal funds sold and securities purchased under resale agreements	2.6	—	2.6	—	2.6	9.0	—	9.0	—	9.0
Securities borrowed	125.9	—	125.9	—	125.9	124.6	—	124.6	—	124.6
Investment securities, held-to-maturity	430.1	199.1	190.7	—	389.8	363.7	183.3	179.3	—	362.6
Loans, net of allowance for loan losses(a)	1,052.9	—	190.0	834.9	1,024.9	1,002.5	—	202.1	821.1	1,023.2
Other	106.4	—	104.7	1.8	106.5	98.7	—	97.4	1.4	98.8
Financial liabilities
Deposits	$2,387.7	$—	$2,387.9	$—	$2,387.9	$2,451.0	$—	$2,451.0	$—	$2,451.0
Federal funds purchased and securities loaned or sold under repurchase agreements	59.4	—	59.4	—	59.4	67.9	—	67.9	—	67.9
Short-term borrowings	32.2	—	32.2	—	32.2	33.6	—	33.6	—	33.6
Accounts payable and other liabilities	260.3	—	254.4	5.4	259.8	217.6	—	212.1	4.9	217.0
Beneficial interests issued by consolidated VIEs	12.1	—	12.0	—	12.0	10.7	—	10.8	—	10.8
Long-term debt	221.5	—	210.1	3.0	213.1	226.0	—	229.5	3.1	232.6
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

	September 30, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.5	$—	$—	$3.4	$3.4	$2.1	$—	$—	$2.9	$2.9
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2022				2021
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(185)	$—		$(185)	$(19)	$—		$(19)
Securities borrowed	(209)	—		(209)	(22)	—		(22)
Trading assets:
Debt and equity instruments, excluding loans	(1,782)	—		(1,782)	(2,255)	—		(2,255)
Loans reported as trading assets:
Changes in instrument-specific credit risk	34	—		34	66	—		66
Other changes in fair value	(36)	—		(36)	1	—		1
Loans:
Changes in instrument-specific credit risk	(133)	3	(c)	(130)	119	(7)	(c)	112
Other changes in fair value	(340)	(107)	(c)	(447)	25	609	(c)	634
Other assets	12	(7)	(d)	5	(22)	—		(22)
Deposits(a)	364	—		364	38	—		38
Federal funds purchased and securities loaned or sold under repurchase agreements	104	—		104	11	—		11
Short-term borrowings(a)	85	—		85	388	—		388
Trading liabilities	9	—		9	(1)	—		(1)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(1)	—		(1)
Long-term debt(a)(b)	1,828	125	(c)(d)	1,953	643	11	(c)(d)	654

	Nine months ended September 30,
	2022				2021
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(560)	$—		$(560)	$(33)	$—		$(33)
Securities borrowed	(508)	—		(508)	(119)	—		(119)
Trading assets:
Debt and equity instruments, excluding loans	(2,693)	—		(2,693)	(1,188)	(1)	(c)	(1,189)
Loans reported as trading assets:				—				—
Changes in instrument-specific credit risk	(109)	—		(109)	342	—		342
Other changes in fair value	(58)	—		(58)	(7)	—		(7)
Loans:
Changes in instrument-specific credit risk	(210)	26	(c)	(184)	540	(9)	(c)	531
Other changes in fair value	(1,560)	(881)	(c)	(2,441)	(82)	1,733	(c)	1,651
Other assets	21	(6)	(d)	15	6	(23)	(d)	(17)
Deposits(a)	1,148	—		1,148	(53)	—		(53)
Federal funds purchased and securities loaned or sold under repurchase agreements	310	—		310	42	—		42
Short-term borrowings(a)	858	—		858	(223)	—		(223)
Trading liabilities	(3)	—		(3)	(2)	—		(2)
Beneficial interests issued by consolidated VIEs	(1)	—		(1)	—	—		—
Other liabilities	(6)	—		(6)	1	—		1
Long-term debt(a)(b)	11,193	158	(c)(d)	11,351	(262)	6	(c)(d)	(256)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were zero and $(6) million for the three months ended September 30, 2022 and 2021, respectively, and $(9) million and $(8) million for the nine months ended September 30, 2022 and 2021, respectively.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2022, and December 31, 2021, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2022				December 31, 2021
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,704		$357	$(2,347)	$3,263		$546	$(2,717)
Loans	962		814	(148)	918		797	(121)
Subtotal	3,666		1,171	(2,495)	4,181		1,343	(2,838)
90 or more days past due and government guaranteed
Loans(a)	152		144	(8)	293		281	(12)
All other performing loans(b)
Loans reported as trading assets	7,093		5,718	(1,375)	8,594		7,528	(1,066)
Loans	42,236		40,529	(1,707)	57,695		57,742	47
Subtotal	49,329		46,247	(3,082)	66,289		65,270	(1,019)
Total loans	$53,147		$47,562	$(5,585)	$70,763		$66,894	$(3,869)
Long-term debt
Principal-protected debt	$36,523	(d)	$27,422	$(9,101)	$35,957	(d)	$33,799	$(2,158)
Nonprincipal-protected debt(c)	NA		38,523	NA	NA		41,135	NA
Total long-term debt	NA		$65,945	NA	NA		$74,934	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$5	NA	NA		$12	NA
Total long-term beneficial interests	NA		$5	NA	NA		$12	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2022, and December 31, 2021, respectively.
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
At September 30, 2022, and December 31, 2021, the contractual amount of lending-related commitments for which the fair value option was elected was $8.7 billion and $11.9 billion, respectively, with a corresponding fair value of $28 million and $10 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2022					December 31, 2021
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$29,043	$295	$16,563		$45,901	$34,127	$1	$4,860		$38,988
Credit	3,909	246	—		4,155	6,352	858	—		7,210
Foreign exchange	2,616	838	42		3,496	3,386	315	1,066		4,767
Equity	27,941	5,711	3,616		37,268	29,317	6,827	5,125		41,269
Commodity	1,257	12	2	(a)	1,271	405	—	3	(a)	408
Total structured notes	$64,766	$7,102	$20,223		$92,091	$73,587	$8,001	$11,054		$92,642
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $600 million and $692 million for the periods ended September 30, 2022 and December 31, 2021, respectively.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	121-122
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	123
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	121-122
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	123
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	124
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	121-122
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	125
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	125
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	125
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	125
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	125

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2022, and December 31, 2021.

	Notional amounts(b)
(in billions)	September 30, 2022	December 31, 2021
Interest rate contracts
Swaps	$26,999	$24,075
Futures and forwards	3,692	2,520
Written options	2,905	3,018
Purchased options	2,879	3,188
Total interest rate contracts	36,475	32,801
Credit derivatives(a)	1,307	1,053
Foreign exchange contracts
Cross-currency swaps	3,843	4,112
Spot, futures and forwards	8,829	7,679
Written options	873	741
Purchased options	856	727
Total foreign exchange contracts	14,401	13,259
Equity contracts
Swaps	608	612
Futures and forwards	110	139
Written options	713	654
Purchased options	660	598
Total equity contracts	2,091	2,003
Commodity contracts
Swaps	148	185
Spot, futures and forwards	149	188
Written options	133	135
Purchased options	100	111
Total commodity contracts	530	619
Total derivative notional amounts	$54,804	$49,735
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2022, and December 31, 2021, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2022 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$279,132	$—	$279,132	$25,832	$266,080	$—	$266,080	$17,399
Credit	13,934	—	13,934	1,871	11,190	—	11,190	734
Foreign exchange	353,791	2,042	355,833	36,867	351,385	1,747	353,132	22,830
Equity	85,801	—	85,801	11,626	79,914	—	79,914	8,139
Commodity	34,532	4,422	38,954	16,338	27,238	4,584	31,822	7,601
Total fair value of trading assets and liabilities	$767,190	$6,464	$773,654	$92,534	$735,807	$6,331	$742,138	$56,703

	Gross derivative receivables				Gross derivative payables
December 31, 2021 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$270,562	$23	$270,585	$21,974	$240,731	$—	$240,731	$8,194
Credit	9,839	—	9,839	1,031	10,912	—	10,912	880
Foreign exchange	169,186	393	169,579	12,625	174,622	1,124	175,746	14,097
Equity	68,631	—	68,631	9,981	79,727	—	79,727	17,233
Commodity	21,233	5,420	26,653	11,470	20,837	7,091	27,928	9,712
Total fair value of trading assets and liabilities	$539,451	$5,836	$545,287	$57,081	$526,829	$8,215	$535,044	$50,116
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2022, and December 31, 2021, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	September 30, 2022				December 31, 2021
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$207,083	$(185,451)	$21,632		$251,953	$(234,283)	$17,670
OTC–cleared	67,743	(67,282)	461		14,144	(13,839)	305
Exchange-traded(a)	1,061	(567)	494		498	(489)	9
Total interest rate contracts	275,887	(253,300)	22,587		266,595	(248,611)	17,984
Credit contracts:
OTC	11,181	(9,685)	1,496		8,035	(7,177)	858
OTC–cleared	2,520	(2,378)	142		1,671	(1,631)	40
Total credit contracts	13,701	(12,063)	1,638		9,706	(8,808)	898
Foreign exchange contracts:
OTC	348,675	(317,060)	31,615		166,185	(156,251)	9,934
OTC–cleared	1,968	(1,904)	64		789	(703)	86
Exchange-traded(a)	11	(2)	9		6	—	6
Total foreign exchange contracts	350,654	(318,966)	31,688		166,980	(156,954)	10,026
Equity contracts:
OTC	44,162	(38,061)	6,101		25,704	(23,977)	1,727
Exchange-traded(a)	38,230	(36,114)	2,116		36,095	(34,673)	1,422
Total equity contracts	82,392	(74,175)	8,217		61,799	(58,650)	3,149
Commodity contracts:
OTC	23,803	(9,815)	13,988		15,063	(6,868)	8,195
OTC–cleared	132	(127)	5		49	(49)	—
Exchange-traded(a)	12,743	(12,674)	69		8,279	(8,266)	13
Total commodity contracts	36,678	(22,616)	14,062		23,391	(15,183)	8,208
Derivative receivables with appropriate legal opinion	759,312	(681,120)	78,192	(d)	528,471	(488,206)	40,265	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,342		14,342		16,816		16,816
Total derivative receivables recognized on the Consolidated balance sheets	$773,654		$92,534		$545,287		$57,081
Collateral not nettable on the Consolidated balance sheets(b)(c)			(25,068)				(10,102)
Net amounts			$67,466				$46,979

	September 30, 2022				December 31, 2021
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$193,084	$(178,657)	$14,427		$223,576	$(216,757)	$6,819
OTC–cleared	69,890	(69,517)	373		15,695	(15,492)	203
Exchange-traded(a)	507	(507)	—		292	(288)	4
Total interest rate contracts	263,481	(248,681)	14,800		239,563	(232,537)	7,026
Credit contracts:
OTC	8,347	(7,965)	382		9,021	(8,421)	600
OTC–cleared	2,628	(2,491)	137		1,679	(1,611)	68
Total credit contracts	10,975	(10,456)	519		10,700	(10,032)	668
Foreign exchange contracts:
OTC	346,765	(328,364)	18,401		171,610	(160,946)	10,664
OTC–cleared	1,985	(1,934)	51		706	(703)	3
Exchange-traded(a)	13	(4)	9		7	—	7
Total foreign exchange contracts	348,763	(330,302)	18,461		172,323	(161,649)	10,674
Equity contracts:
OTC	39,131	(35,650)	3,481		31,379	(27,830)	3,549
Exchange-traded(a)	36,293	(36,125)	168		40,621	(34,664)	5,957
Total equity contracts	75,424	(71,775)	3,649		72,000	(62,494)	9,506
Commodity contracts:
OTC	15,885	(11,378)	4,507		14,874	(9,667)	5,207
OTC–cleared	126	(126)	—		73	(73)	—
Exchange-traded(a)	13,484	(12,717)	767		8,954	(8,476)	478
Total commodity contracts	29,495	(24,221)	5,274		23,901	(18,216)	5,685
Derivative payables with appropriate legal opinion	728,138	(685,435)	42,703	(d)	518,487	(484,928)	33,559	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	14,000		14,000		16,557		16,557
Total derivative payables recognized on the Consolidated balance sheets	$742,138		$56,703		$535,044		$50,116
Collateral not nettable on the Consolidated balance sheets(b)(c)			(4,259)				(5,872)
Net amounts			$52,444				$44,244
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
(d)Net derivatives receivable included cash collateral netted of $77.4 billion and $67.6 billion at September 30, 2022, and December 31, 2021, respectively. Net derivatives payable included cash collateral netted of $81.7 billion and $64.3 billion at September 30, 2022, and December 31, 2021, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2022, and December 31, 2021.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2022	December 31, 2021
Aggregate fair value of net derivative payables	$20,153	$20,114
Collateral posted	20,090	19,402
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2022, and December 31, 2021, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2022		December 31, 2021
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$228	$1,531	$219	$1,577
Amount required to settle contracts with termination triggers upon downgrade(b)	83	1,070	98	787
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at September 30, 2022 and December 31, 2021.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2022 and 2021, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(2,947)	$2,819	$(128)	$—	$(93)	$—
Foreign exchange(c)	(1,044)	1,082	38	(170)	39	50
Commodity(d)	5,000	(4,992)	8	—	26	—
Total	$1,009	$(1,091)	$(82)	$(170)	$(28)	$50

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(812)	$720	$(92)	$—	$(89)	$—
Foreign exchange(c)	(363)	367	4	(71)	3	12
Commodity(d)	(732)	754	22	—	14	—
Total	$(1,907)	$1,841	$(66)	$(71)	$(72)	$12

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(14,484)	$14,167	$(317)	$—	$(238)	$—
Foreign exchange(c)	(2,552)	2,600	48	(350)	49	262
Commodity(d)	3,288	(3,381)	(93)	—	(84)	—
Total	$(13,748)	$13,386	$(362)	$(350)	$(273)	$262

	Gains/(losses) recorded in income					Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2021 (in millions)	Derivatives		Hedged items		Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(3,749)		$3,291		$(458)	$—	$(353)	$—
Foreign exchange(c)	(915)	(g)	946	(g)	31	(221)	30	(56)
Commodity(d)	(5,119)		5,197		78	—	46	—
Total	$(9,783)		$9,434		$(349)	$(221)	$(277)	$(56)
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

As of September 30, 2022 and December 31, 2021, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2022 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$83,829	(c)	$(6,391)	$489	$(5,902)
Liabilities
Long-term debt	$168,982		$(15,968)	$406	$(15,562)
Beneficial interests issued by consolidated VIEs	—		—	—	—

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2021 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$65,746	(c)	$417	$661	$1,078
Liabilities
Long-term debt	$195,642		$(1,999)	$8,834	$6,835
Beneficial interests issued by consolidated VIEs	749		—	(1)	(1)
(a)Excludes physical commodities with a carrying value of $15.0 billion and $25.7 billion at September 30, 2022 and December 31, 2021, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2022 and December 31, 2021, the carrying amount excluded for AFS securities is $15.2 billion and $14.0 billion, respectively, and for long-term debt is $208 million and $9.7 billion, respectively. Prior-period amount has been revised to conform with the current presentation.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2022 and 2021, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(160)	$(2,279)	$(2,119)
Foreign exchange(b)	(118)	(232)	(114)
Total	$(278)	$(2,511)	$(2,233)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$272	$(232)	$(504)
Foreign exchange(b)	54	(35)	(89)
Total	$326	$(267)	$(593)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$169	$(7,149)	$(7,318)
Foreign exchange(b)	(186)	(548)	(362)
Total	$(17)	$(7,697)	$(7,680)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$771	$(1,871)	$(2,642)
Foreign exchange(b)	159	27	(132)
Total	$930	$(1,844)	$(2,774)
(a)Primarily consists of hedges of LIBOR-indexed and SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2022 and 2021.
Over the next 12 months, the Firm expects that approximately $(1.1) billion (after-tax) of net losses recorded in AOCI at September 30, 2022, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2022 and 2021.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2022		2021
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$26	$2,992	$(73)	$1,028

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2022		2021
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(221)	$6,850	$(180)	$1,958
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The amounts reclassified for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 were not material. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Contract type
Interest rate(a)	$(215)	$320	$(753)	$822
Credit(b)	(17)	(14)	105	(81)
Foreign exchange(c)	(3)	14	(79)	82
Total	$(235)	$320	$(727)	$823
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2022 and December 31, 2021. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2022 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(558,532)	$572,446	$13,914	$1,486
Other credit derivatives(a)	(69,476)	87,111	17,635	17,761
Total credit derivatives	(628,008)	659,557	31,549	19,247
Credit-related notes(b)	—	—	—	7,691
Total	$(628,008)	$659,557	$31,549	$26,938

	Maximum payout/Notional amount
December 31, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(443,481)	$458,180	$14,699	$2,269
Other credit derivatives(a)	(56,130)	79,586	23,456	13,435
Total credit derivatives	(499,611)	537,766	38,155	15,704
Credit-related notes(b)	—	—	—	9,437
Total	$(499,611)	$537,766	$38,155	$25,141
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2022, and December 31, 2021, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2022 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(101,892)	$(303,752)	$(77,175)	$(482,819)	$1,598	$(3,143)	$(1,545)
Noninvestment-grade	(30,272)	(94,086)	(20,831)	(145,189)	815	(4,614)	(3,799)
Total	$(132,164)	$(397,838)	$(98,006)	$(628,008)	$2,413	$(7,757)	$(5,344)

December 31, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(91,155)	$(255,106)	$(29,035)	$(375,296)	$3,645	$(623)	$3,022
Noninvestment-grade	(32,175)	(84,851)	(7,289)	(124,315)	2,630	(2,003)	627
Total	$(123,330)	$(339,957)	$(36,324)	$(499,611)	$6,275	$(2,626)	$3,649
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Underwriting
Equity	$271	$1,034	$743	$3,169
Debt	578	1,019	2,263	3,713
Total underwriting	849	2,053	3,006	6,882
Advisory	825	1,229	2,262	2,840
Total investment banking fees	$1,674	$3,282	$5,268	$9,722
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022		2021
Trading revenue by instrument type
Interest rate(a)	$1,092	$339	$1,937		$1,726
Credit(b)	488	496	1,224	(c)	2,525
Foreign exchange	1,398	648	4,147		2,287
Equity	1,868	1,863	6,426		6,449
Commodity	562	315	1,808		1,165
Total trading revenue	5,408	3,661	15,542		14,152
Private equity (losses)	(25)	(115)	(64)		(30)
Principal transactions	$5,383	$3,546	$15,478		$14,122
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes net markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Lending-related fees	$379	$374	$1,103	$1,102
Deposit-related fees	1,352	1,427	4,340	4,146
Total lending- and deposit-related fees	$1,731	$1,801	$5,443	$5,248
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Asset management fees
Investment management fees(a)	$3,420	$3,554	$10,407	$10,232
All other asset management fees(b)	75	94	257	283
Total asset management fees	3,495	3,648	10,664	10,515

Total administration fees(c)	558	642	1,781	1,925

Commissions and other fees
Brokerage commissions(d)	648	719	2,196	2,280
All other commissions and fees	368	248	1,030	760
Total commissions and fees	1,016	967	3,226	3,040
Total asset management, administration and commissions	$5,069	$5,257	$15,671	$15,480
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

Card income
The following table presents the components of card income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interchange and merchant processing income	$7,166	$6,117	$20,615	$16,959
Rewards costs and partner payments	(5,747)	(4,860)	(16,258)	(12,676)
Other card income(a)	(333)	(252)	(1,163)	(281)
Total card income	$1,086	$1,005	$3,194	$4,002
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage fees and related income.
Refer to Note 16 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Legal expense	$47	$76	$239	$289
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2021 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest income
Loans(a)	$13,985	$10,445	$36,244	$30,777
Taxable securities	2,696	1,553	6,964	4,735
Non-taxable securities(b)	236	262	726	809
Total investment securities(a)	2,932	1,815	7,690	5,544
Trading assets - debt instruments	2,390	1,682	6,206	5,175
Federal funds sold and securities purchased under resale agreements	1,413	231	2,353	639
Securities borrowed(c)	772	(73)	858	(240)
Deposits with banks	3,015	174	4,332	342
All other interest-earning assets(d)	1,104	206	2,070	608
Total interest income	$25,611	$14,480	$59,753	$42,845
Interest expense
Interest-bearing deposits	$3,159	$126	$4,239	$404
Federal funds purchased and securities loaned or sold under repurchase agreements	1,267	119	1,852	194
Short-term borrowings(e)	155	31	285	97
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	1,045	52	1,707	130
Long-term debt	2,405	1,054	5,042	3,244
Beneficial interest issued by consolidated VIEs	62	18	110	66
Total interest expense	$8,093	$1,400	$13,235	$4,135
Net interest income	$17,518	$13,080	$46,518	$38,710
Provision for credit losses	1,537	(1,527)	4,101	(7,968)
Net interest income after provision for credit losses	$15,981	$14,607	$42,417	$46,678
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

(in millions)	Three months ended September 30,			Nine months ended September 30,
	2022		2021	2022		2021
	Pension and OPEB plans			Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(11)	(a)	$(65)	$(150)	(a)	$(184)
Total defined contribution plans	353		327	1,054		998
Total pension and OPEB cost included in noninterest expense	$342		$262	$904		$814
(a) Includes a $58 million pension settlement loss.
At September 30, 2022 and December 31, 2021, the fair values of plan assets for the Firm’s defined benefit pension and OPEB plans were $19.4 billion and $25.7 billion, respectively.
During the period ended September 30, 2022, a remeasurement of the Firm’s U.S. principal defined benefit plan was required as a result of a pension settlement. The remeasurement resulted in a reduction in the fair value of plan assets, reflecting market conditions at the time of remeasurement, and a reduction in the projected benefit obligation totaling $4.0 billion and $2.6 billion, respectively, resulting in a net decrease of $1.4 billion in accumulated other comprehensive income (pre-tax).

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$292	$283	$941	$919
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	392	335	1,368	1,346
Total noncash compensation expense related to employee share-based incentive plans	$684	$618	$2,309	$2,265
In the first quarter of 2022, in connection with its annual incentive grant for the 2021 performance year, the Firm granted 19 million RSUs and 720 thousand PSUs with weighted-average grant date fair values of $151.06 per RSU and $149.99 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2022, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
During the second quarter of 2022, the Firm transferred $73.2 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized losses of $4.6 billion on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2022				December 31, 2021
(in millions)	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$60,338	$204	$7,211	$53,331	$72,800	$736	$993	$72,543
Residential:
U.S.	1,644	—	103	1,541	2,128	38	2	2,164
Non-U.S.	3,235	6	20	3,221	3,882	25	1	3,906
Commercial	2,073	—	136	1,937	4,944	22	17	4,949
Total mortgage-backed securities	67,290	210	7,470	60,030	83,754	821	1,013	83,562
U.S. Treasury and government agencies	94,558	204	4,275	90,487	178,038	668	1,243	177,463
Obligations of U.S. states and municipalities	9,038	70	526	8,582	14,890	972	2	15,860
Non-U.S. government debt securities	15,200	17	616	14,601	16,163	92	46	16,209
Corporate debt securities	333	—	34	299	332	8	19	321
Asset-backed securities:
Collateralized loan obligations	11,244	—	324	10,920	9,674	6	18	9,662
Other	3,256	19	54	3,221	5,403	47	2	5,448
Total available-for-sale securities	200,919	520	13,299	188,140	308,254	2,614	2,343	308,525
Held-to-maturity securities(a)
Mortgage-backed securities:
U.S. GSEs and government agencies	114,012	—	15,112	98,900	102,556	1,400	853	103,103
U.S. Residential	10,750	1	1,251	9,500	7,316	1	106	7,211
Commercial	10,311	1	791	9,521	3,730	11	54	3,687
Total mortgage-backed securities	135,073	2	17,154	117,921	113,602	1,412	1,013	114,001
U.S. Treasury and government agencies	218,614	—	19,502	199,112	185,204	169	2,103	183,270
Obligations of U.S. states and municipalities	19,387	6	1,529	17,864	13,985	453	44	14,394
Asset-backed securities:
Collateralized loan obligations	54,566	—	2,049	52,517	48,869	75	22	48,922
Other	2,466	—	102	2,364	2,047	1	7	2,041
Total held-to-maturity securities	430,106	8	40,336	389,778	363,707	2,110	3,189	362,628
Total investment securities, net of allowance for credit losses	$631,025	$528	$53,635	$577,918	$671,961	$4,724	$5,532	$671,153
(a)The Firm purchased $1.8 billion and $29.3 billion of HTM securities for the three and nine months ended September 30, 2022, respectively, and $15.9 billion and $79.0 billion for the three and nine months ended September 30, 2021, respectively.
(b)The amortized cost of investment securities is reported net of allowance for credit losses of $61 million and $42 million at September 30, 2022 and December 31, 2021, respectively.
(c)Excludes $2.1 billion and $1.9 billion of accrued interest receivables at September 30, 2022 and December 31, 2021, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and nine months ended September 30, 2022 and 2021. Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for accrued interest receivables on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2022 and December 31, 2021. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $11.5 billion and $2.2 billion, at September 30, 2022 and December 31, 2021, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2022 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,426	$88	$103	$15	$1,529	$103
Non-U.S.	2,953	19	68	1	3,021	20
Commercial	1,674	106	263	30	1,937	136
Total mortgage-backed securities	6,053	213	434	46	6,487	259
Obligations of U.S. states and municipalities	4,243	493	61	33	4,304	526
Non-U.S. government debt securities	9,847	475	1,474	141	11,321	616
Corporate debt securities	174	4	125	30	299	34
Asset-backed securities:
Collateralized loan obligations	8,271	244	2,510	80	10,781	324
Other	2,468	49	148	5	2,616	54
Total available-for-sale securities with gross unrealized losses	$31,056	$1,478	$4,752	$335	$35,808	$1,813

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$303	$1	$45	$1	$348	$2
Non-U.S.	133	1	—	—	133	1
Commercial	2,557	5	349	12	2,906	17
Total mortgage-backed securities	2,993	7	394	13	3,387	20
Obligations of U.S. states and municipalities	120	2	—	—	120	2
Non-U.S. government debt securities	5,060	37	510	9	5,570	46
Corporate debt securities	166	1	46	18	212	19
Asset-backed securities:
Collateralized loan obligations	8,110	18	208	—	8,318	18
Other	89	—	178	2	267	2
Total available-for-sale securities with gross unrealized losses	$16,538	$65	$1,336	$42	$17,874	$107

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both September 30, 2022 and December 31, 2021, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $61 million and $73 million as of September 30, 2022 and 2021, respectively.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Realized gains	$88	$60	$170	$481
Realized losses	(1,047)	(316)	(1,676)	(878)
Investment securities losses	$(959)	$(256)	$(1,506)	$(397)
Provision for credit losses	$14	$(14)	$19	$(5)

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2022, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2022 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$1	$3,213	$4,107	$59,969	$67,290
Fair value	1	3,023	4,137	52,869	60,030
Average yield(a)	0.50%	2.23%	3.80%	2.89%	2.92%
U.S. Treasury and government agencies
Amortized cost	$20,409	$58,159	$9,753	$6,237	$94,558
Fair value	19,913	55,378	8,958	6,238	90,487
Average yield(a)	1.08%	1.56%	2.17%	3.90%	1.67%
Obligations of U.S. states and municipalities
Amortized cost	$18	$75	$622	$8,323	$9,038
Fair value	18	74	623	7,867	8,582
Average yield(a)	5.13%	4.46%	5.35%	5.18%	5.18%
Non-U.S. government debt securities
Amortized cost	$7,465	$3,475	$3,951	$309	$15,200
Fair value	7,456	3,340	3,492	313	14,601
Average yield(a)	2.83%	2.76%	1.24%	2.10%	2.39%
Corporate debt securities
Amortized cost	$—	$329	$13	$—	$342
Fair value	—	286	13	—	299
Average yield(a)	—%	12.88%	4.09%	—%	12.54%
Asset-backed securities
Amortized cost	$104	$1,618	$3,512	$9,266	$14,500
Fair value	101	1,587	3,437	9,016	14,141
Average yield(a)	3.51%	3.06%	3.35%	3.84%	3.63%
Total available-for-sale securities
Amortized cost	$27,997	$66,869	$21,958	$84,104	$200,928
Fair value	27,489	63,688	20,660	76,303	188,140
Average yield(a)	1.56%	1.75%	2.59%	3.30%	2.46%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$1,759	$11,828	$121,498	$135,085
Fair value	—	1,616	10,235	106,070	117,921
Average yield(a)	—%	2.19%	2.43%	2.84%	2.80%
U.S. Treasury and government agencies
Amortized cost	$31,247	$120,211	$67,156	$—	$218,614
Fair value	30,802	112,245	56,065	—	199,112
Average yield(a)	0.53%	0.69%	1.27%	—%	0.84%
Obligations of U.S. states and municipalities
Amortized cost	$—	$84	$2,523	$16,821	$19,428
Fair value	—	78	2,470	15,316	17,864
Average yield(a)	—%	3.06%	4.01%	4.18%	4.16%
Asset-backed securities
Amortized cost	$—	$—	$17,229	$39,802	$57,031
Fair value	—	—	16,867	38,014	54,881
Average yield(a)	—%	—%	3.26%	3.25%	3.25%
Total held-to-maturity securities
Amortized cost	$31,247	$122,054	$98,736	$178,121	$430,158
Fair value	30,802	113,939	85,637	159,400	389,778
Average yield(a)	0.53%	0.71%	1.83%	3.06%	1.93%
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
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately nine years for agency residential MBS, and six years for both agency residential collateralized mortgage obligations and nonagency residential collateralized mortgage obligations.

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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2022 and December 31, 2021. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2022
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$574,775	$(272,911)	$301,864	$(289,549)	$12,315
Securities borrowed	233,381	(40,165)	193,216	(139,178)	54,038
Liabilities
Securities sold under repurchase agreements	$505,755	$(272,911)	$232,844	$(200,011)	$32,833
Securities loaned and other(a)	51,645	(40,165)	11,480	(11,383)	97

	December 31, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,724	$(343,093)	$261,631	$(245,588)	$16,043
Securities borrowed	250,333	(44,262)	206,071	(154,599)	51,472
Liabilities
Securities sold under repurchase agreements	$532,899	$(343,093)	$189,806	$(166,456)	$23,350
Securities loaned and other(a)	52,610	(44,262)	8,348	(8,133)	215
(a)Includes securities-for-securities lending agreements of $5.9 billion and $5.6 billion at September 30, 2022 and December 31, 2021, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2022 and December 31, 2021, included $7.4 billion and $13.9 billion, respectively, of securities purchased under resale agreements; $48.3 billion and $46.4 billion, respectively, of securities borrowed; $31.3 billion and $21.6 billion, respectively, of securities sold under repurchase agreements; and $21 million and $198 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2022, and December 31, 2021 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2022		December 31, 2021
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$52,178	$—	$37,046	$—
Residential - nonagency	1,871	—	1,508	—
Commercial - nonagency	1,439	—	1,463	—
U.S. Treasury, GSEs and government agencies	216,942	1,096	241,578	358
Obligations of U.S. states and municipalities	2,213	24	1,916	7
Non-U.S. government debt	158,424	1,383	174,971	1,572
Corporate debt securities	37,938	1,766	38,180	1,619
Asset-backed securities	2,524	—	1,211	—
Equity securities	32,226	47,376	35,026	49,054
Total	$505,755	$51,645	$532,899	$52,610

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2022 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$209,161	$172,220	$43,427	$80,947	$505,755
Total securities loaned and other	50,090	476	3	1,076	51,645

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$195,035	$231,171	$47,201	$59,492	$532,899
Total securities loaned and other	50,034	1,701	—	875	52,610
Transfers not qualifying for sale accounting
At September 30, 2022, and December 31, 2021, the Firm held $295 million and $440 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2022	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$301,403	$170,462	$596,208	$1,068,073
Held-for-sale	682	—	2,391	3,073
At fair value	11,711	—	29,776	41,487
Total	$313,796	$170,462	$628,375	$1,112,633

December 31, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$295,556	$154,296	$560,354	$1,010,206
Held-for-sale	1,287	—	7,401	8,688
At fair value	26,463	—	32,357	58,820
Total	$323,306	$154,296	$600,112	$1,077,714
(a)Excludes $4.0 billion and $2.7 billion of accrued interest receivables at September 30, 2022, and December 31, 2021, respectively. The Firm wrote off accrued interest receivables of $8 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and $27 million and $30 million for the nine months ended September 30, 2022 and 2021, respectively. Prior-period amounts have been revised to conform with the current presentation.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2022, and December 31, 2021.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2022					2021
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$447	(b)(c)	$—	$462	$909	$101	(b)(c)	$—	$245	$346
Sales	2,755		—	11,226	13,981	—		—	7,826	7,826
Retained loans reclassified to held-for-sale(a)	47		—	343	390	522		—	397	919

	2022					2021
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,539	(b)(c)	$—	$856	$2,395	$403	(b)(c)	$—	$772	$1,175
Sales	2,884		—	32,938	35,822	181		—	22,307	22,488
Retained loans reclassified to held-for-sale(a)	189		—	1,031	1,220	771		—	2,061	2,832
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and nine months ended September 30, 2022 and 2021. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $2.4 billion and $7.3 billion for the three months ended September 30, 2022 and 2021, respectively, and $11.6 billion and $19.3 billion for the nine months ended September 30, 2022 and 2021, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and nine months ended September 30, 2022 was $68 million and $(246) million, respectively, of which $(48) million and $(80) million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and nine months ended September 30, 2021 was $31 million and $225 million, respectively, of which $30 million and $211 million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2022	December 31, 2021
Residential real estate	$237,771	$224,795
Auto and other(a)	63,632	70,761
Total retained loans	$301,403	$295,556
(a)At September 30, 2022 and December 31, 2021, included $791 million and $5.4 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	September 30, 2022
	Term loans by origination year(d)						Revolving loans		Total
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$36,439	$66,675	$43,962	$15,683	$6,486	$51,174	$5,747	$10,119	$236,285
30–149 days past due	8	12	13	18	15	517	12	185	780
150 or more days past due	—	—	4	11	7	494	4	186	706
Total retained loans	$36,447	$66,687	$43,979	$15,712	$6,508	$52,185	$5,763	$10,490	$237,771
% of 30+ days past due to total retained loans(c)	0.02%	0.02%	0.04%	0.18%	0.34%	1.89%	0.28%	3.54%	0.61%

(in millions, except ratios)	December 31, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$68,742	$48,334	$18,428	$7,929	$11,684	$49,147	$6,392	$11,807	$222,463
30–149 days past due	13	23	27	27	22	578	11	182	883
150 or more days past due	—	11	21	25	33	1,069	6	284	1,449
Total retained loans	$68,755	$48,368	$18,476	$7,981	$11,739	$50,794	$6,409	$12,273	$224,795
% of 30+ days past due to total retained loans(c)	0.02%	0.07%	0.26%	0.65%	0.47%	3.18%	0.27%	3.80%	1.02%
(a)At September 30, 2022 and December 31, 2021, individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $27 million and $35 million; 30–149 days past due included $11 million for both periods; and 150 or more days past due included $15 million and $20 million, respectively.
(b)At September 30, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At September 30, 2022 and December 31, 2021, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $26 million and $31 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)(d)	$3,797	$4,759
90 or more days past due and government guaranteed(e)	17	24

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$3	$2
Less than 660	1	2
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	40	37
Less than 660	4	15
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,047	2,701
Less than 660	63	89
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	222,577	209,295
Less than 660	8,736	9,658
No FICO/LTV available	2,247	2,930
U.S. government-guaranteed	53	66
Total retained loans	$237,771	$224,795

Weighted average LTV ratio(f)(i)	48%	50%
Weighted average FICO(g)(i)	768	765

Geographic region(j)
California	$73,200	$71,383
New York	34,518	32,545
Florida	18,727	16,182
Texas	15,011	13,865
Illinois	11,411	11,565
Colorado	9,887	8,885
Washington	9,019	8,292
New Jersey	7,122	6,832
Massachusetts	6,370	6,105
Connecticut	5,465	5,242
All other(k)	47,041	43,899
Total retained loans	$237,771	$224,795
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2022, approximately 5% of Chapter 7 residential real estate loans were 30 days or more past due.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was $42 million and $41 million and $132 million and $127 million for the three and nine months ended September 30, 2022 and 2021, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2022 and December 31, 2021, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at September 30, 2022 and December 31, 2021.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2022.
(k)At September 30, 2022 and December 31, 2021, included mortgage loans insured by U.S. government agencies of $53 million and $66 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $80 million and $116 million for the three months ended September 30, 2022 and 2021, respectively, and $313 million and $674 million for the nine months ended September 30, 2022 and 2021, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of loans approved for a trial modification	820	1,448	3,258	4,014
Number of loans permanently modified	784	917	3,615	3,817
Concession granted:(a)
Interest rate reduction	47%	75%	54%	74%
Term or payment extension	61	64	65	49
Principal and/or interest deferred	9	19	11	24
Principal forgiveness	—	1	1	2
Other(b)	46	24	38	39
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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.39%	4.65%	4.65%	4.55%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.52	2.89	3.34	2.91
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	20	23	22	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	37	37	38	37
Charge-offs recognized upon permanent modification	$—	$—	$1	$—
Principal deferred	4	5	15	23
Principal forgiven	—	—	1	1
Balance of loans that redefaulted within one year of permanent modification(a)	$33	$52	$103	$97
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
At September 30, 2022, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were six years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At September 30, 2022 and December 31, 2021, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $676 million and $619 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	September 30, 2022
(in millions, except ratios)	Term loans by origination year								Revolving loans
	2022	2021		2020		2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$17,530	$22,540	(b)	$12,815	(b)	$4,687	$1,892	$862	$2,291	$66	$62,683
30–119 days past due	164	502		86		63	34	21	15	3	888
120 or more days past due	—	—		53		—	—	1	5	2	61
Total retained loans	$17,694	$23,042		$12,954		$4,750	$1,926	$884	$2,311	$71	$63,632
% of 30+ days past due to total retained loans(a)	0.93%	0.87%		0.63%		1.33%	1.77%	2.49%	0.87%	7.04%	0.93%

	December 31, 2021
(in millions, except ratios)	Term loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$35,323	(c)	$18,324	(c)	$7,443	$3,671	$1,800	$666	$2,242	$120	$69,589
30–119 days past due	192		720		88	53	31	21	12	6	1,123
120 or more days past due	—		35		—	—	1	1	5	7	49
Total retained loans	$35,515		$19,079		$7,531	$3,724	$1,832	$688	$2,259	$133	$70,761
% of 30+ days past due to total retained loans(a)	0.54%		0.47%		1.17%	1.42%	1.75%	3.20%	0.75%	9.77%	0.71%	(d)
(a)At September 30, 2022 and December 31, 2021, auto and other loans excluded $358 million and $667 million, respectively, of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee.
(b)Includes $653 million of loans originated in 2021 and $138 million of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)Includes $4.4 billion of loans originated in 2021 and $1.0 billion of loans originated in 2020 in Business Banking under the PPP.
(d)Prior-period amount has been revised to conform with the current presentation.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	September 30, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)	$120	$119

Geographic region(d)
California	$9,904	$11,163
Texas	7,233	7,859
Florida	4,792	4,901
New York	4,401	5,848
Illinois	2,762	2,930
New Jersey	2,219	2,355
Pennsylvania	1,843	2,004
Georgia	1,698	1,748
Louisiana	1,615	1,801
Arizona	1,590	1,887
All other	25,575	28,265
Total retained loans	$63,632	$70,761
(a)At September 30, 2022 and December 31, 2021, nonaccrual loans excluded $57 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, of which $53 million and $35 million, respectively, were no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at September 30, 2022 and December 31, 2021.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2022 and 2021.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2022.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2022 and 2021. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2022 and December 31, 2021 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	September 30, 2022
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$167,654	$707	$168,361
30–89 days past due and still accruing	1,078	59	1,137
90 or more days past due and still accruing	936	28	964
Total retained loans	$169,668	$794	$170,462
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.19%	10.96%	1.23%
% of 90+ days past due to total retained loans	0.55	3.53	0.57

(in millions, except ratios)	December 31, 2021
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$151,798	$901	$152,699
30–89 days past due and still accruing	770	59	829
90 or more days past due and still accruing	741	27	768
Total retained loans	$153,309	$987	$154,296
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.99%	8.71%	1.04%
% of 90+ days past due to total retained loans	0.48	2.74	0.50
(a)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2022	December 31, 2021
Geographic region(a)
California	$25,811	$23,030
Texas	17,672	15,879
New York	14,085	12,652
Florida	11,702	10,412
Illinois	9,402	8,530
New Jersey	7,078	6,367
Ohio	5,325	4,923
Colorado	5,124	4,573
Pennsylvania	5,033	4,708
Michigan	4,112	3,773
All other	65,118	59,449
Total retained loans	$170,462	$154,296
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	87.2%	88.5%
Less than 660	12.6	11.3
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2022.

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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance of new TDRs(a)	$111	$82	$274	$315
Weighted-average interest rate of loans – before TDR	20.26%	17.75%	19.19%	17.79%
Weighted-average interest rate of loans – after TDR	3.81	5.15	4.37	5.19
Balance of loans that redefaulted within one year of modification(b)	$9	$13	$26	$45
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
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
(in millions, except ratios)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Loans by risk ratings
Investment-grade	$98,149	$92,369	$78,303	$75,783	$246,840	$241,859	$423,292	$410,011
Noninvestment-grade:
Noncriticized	23,599	22,495	77,270	62,039	56,962	52,440	157,831	136,974
Criticized performing	3,156	3,645	8,976	6,900	1,071	770	13,203	11,315
Criticized nonaccrual(a)	235	326	944	969	703	759	1,882	2,054
Total noninvestment-grade	26,990	26,466	87,190	69,908	58,736	53,969	172,916	150,343
Total retained loans	$125,139	$118,835	$165,493	$145,691	$305,576	$295,828	$596,208	$560,354
% of investment-grade to total retained loans	78.43%	77.73%	47.31%	52.02%	80.78%	81.76%	71.00%	73.17%
% of total criticized to total retained loans	2.71	3.34	5.99	5.40	0.58	0.52	2.53	2.39
% of criticized nonaccrual to total retained loans	0.19	0.27	0.57	0.67	0.23	0.26	0.32	0.37
(a)At September 30, 2022 and December 31, 2021 nonaccrual loans excluded $28 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	September 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$20,077	$22,610	$14,930	$14,995	$5,985	$18,503	$1,042	$7	$98,149
Noninvestment-grade	4,862	5,415	3,278	3,763	2,560	6,280	830	2	26,990
Total retained loans	$24,939	$28,025	$18,208	$18,758	$8,545	$24,783	$1,872	$9	$125,139

	Secured by real estate
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$23,346	$16,030	$17,265	$8,103	$7,325	$19,066	$1,226	$8	$92,369
Noninvestment-grade	5,364	3,826	4,564	3,806	2,834	5,613	458	1	26,466
Total retained loans	$28,710	$19,856	$21,829	$11,909	$10,159	$24,679	$1,684	$9	$118,835

	Commercial and industrial
(in millions)	September 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$18,514	$9,621	$3,722	$2,186	$940	$1,233	$41,991	$96	$78,303	(a)
Noninvestment-grade	19,371	13,289	3,820	3,097	803	975	45,755	80	87,190
Total retained loans	$37,885	$22,910	$7,542	$5,283	$1,743	$2,208	$87,746	$176	$165,493

	Commercial and industrial
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,342	$6,268	$3,609	$1,269	$1,108	$819	$41,367	$1	$75,783	(b)
Noninvestment-grade	19,314	7,112	4,559	2,177	930	430	35,312	74	69,908
Total retained loans	$40,656	$13,380	$8,168	$3,446	$2,038	$1,249	$76,679	$75	$145,691
(a)At September 30, 2022, $188 million of the $215 million total PPP loans in the wholesale portfolio were commercial and industrial. Of the $188 million, $82 million were originated in 2021 and $106 million were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)At December 31, 2021, $1.1 billion of the $1.3 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $1.1 billion, $698 million were originated in 2021 and $396 million were originated in 2020.

	Other(a)
(in millions)	September 30, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$29,605	$16,432	$13,933	$4,935	$2,422	$8,097	$170,329	$1,087	$246,840
Noninvestment-grade	12,693	7,571	2,229	698	521	504	34,503	17	58,736
Total retained loans	$42,298	$24,003	$16,162	$5,633	$2,943	$8,601	$204,832	$1,104	$305,576

	Other(a)
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$26,782	$17,829	$6,125	$2,885	$3,868	$7,651	$176,118	$601	$241,859
Noninvestment-grade	16,905	2,399	1,455	935	218	467	31,585	5	53,969
Total retained loans	$43,687	$20,228	$7,580	$3,820	$4,086	$8,118	$207,703	$606	$295,828
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Retained loans secured by real estate	$78,566	$73,801	$46,573	$45,034	$125,139	$118,835
Criticized	1,560	1,671	1,831	2,300	3,391	3,971
% of criticized to total retained loans secured by real estate	1.99%	2.26%	3.93%	5.11%	2.71%	3.34%
Criticized nonaccrual	$53	$91	$182	$235	$235	$326
% of criticized nonaccrual loans to total retained loans secured by real estate	0.07%	0.12%	0.39%	0.52%	0.19%	0.27%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Loans by geographic distribution(a)
Total U.S.	$122,226	$115,732	$125,010	$106,449	$225,444	$215,750	$472,680	$437,931
Total non-U.S.	2,913	3,103	40,483	39,242	80,132	80,078	123,528	122,423
Total retained loans	$125,139	$118,835	$165,493	$145,691	$305,576	$295,828	$596,208	$560,354
Loan delinquency
Current and less than 30 days past due and still accruing	$124,744	$118,163	$162,738	$143,459	$303,274	$293,358	$590,756	$554,980
30–89 days past due and still accruing	144	331	1,529	1,193	1,395	1,590	3,068	3,114
90 or more days past due and still accruing(b)	16	15	282	70	204	121	502	206
Criticized nonaccrual(c)	235	326	944	969	703	759	1,882	2,054
Total retained loans	$125,139	$118,835	$165,493	$145,691	$305,576	$295,828	$596,208	$560,354
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
(c)At September 30, 2022 and December 31, 2021 nonaccrual loans excluded $28 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Nonaccrual loans
With an allowance	$164	$254	$699	$604	$403	$286	$1,266	$1,144
Without an allowance(a)	71	72	245	365	300	473	616	910
Total nonaccrual loans(b)	$235	$326	$944	$969	$703	$759	$1,882	$2,054
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2022 and 2021.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. New TDRs were $108 million and $180 million for the three months ended September 30, 2022, and 2021, respectively and $587 million and $832 million for the nine months ended September 30, 2022 and 2021, respectively. New TDRs for the three months ended September 30, 2022 and 2021 reflected extending maturity dates primarily in the Commercial and Industrial loan class in 2022 as well as principal deferrals largely in the Other loan class in 2021. New TDRs for the nine months ended September 30, 2022 and 2021 reflected modifications that included extending maturity dates and covenant waivers for both periods as well as the receipt of assets in partial satisfaction of the loan in 2021 predominantly in the Commercial and Industrial loan class. The impact of these modifications resulting in new TDRs was not material to the Firm for the three and nine months ended September 30, 2022 and 2021.
The carrying value of TDRs was $852 million and $607 million as of September 30, 2022, and December 31, 2021, respectively.

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

	2022				2021
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	590	2,294	232	3,116	452	2,957	187	3,596
Gross recoveries collected	(441)	(616)	(93)	(1,150)	(470)	(724)	(87)	(1,281)
Net charge-offs/(recoveries)	149	1,678	139	1,966	(18)	2,233	100	2,315
Provision for loan losses	202	1,828	1,733	3,763	(1,778)	(3,917)	(2,162)	(7,857)
Other	1	—	1	2	(2)	—	(4)	(6)
Ending balance at September 30	$1,819	$10,400	$5,966	$18,185	$1,874	$11,650	$4,626	$18,150
Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(36)	—	325	289	(45)	—	(61)	(106)
Other	—	—	1	1	—	—	2	2
Ending balance at September 30	$77	$—	$2,474	$2,551	$142	$—	$2,163	$2,305
Total allowance for investment securities	NA	NA	NA	61	NA	NA	NA	73
Total allowance for credit losses(a)	$1,896	$10,400	$8,440	$20,797	$2,016	$11,650	$6,789	$20,528
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(702)	$218	$450	$(34)	$(571)	$383	$357	$169
Portfolio-based	2,521	10,182	5,516	18,219	2,445	11,267	4,269	17,981
Total allowance for loan losses	$1,819	$10,400	$5,966	$18,185	$1,874	$11,650	$4,626	$18,150

Loans by impairment methodology
Asset-specific(b)	$12,218	$794	$2,282	$15,294	$14,464	$1,083	$2,330	$17,877
Portfolio-based	289,185	169,668	593,926	1,052,779	283,844	142,083	530,456	956,383
Total retained loans	$301,403	$170,462	$596,208	$1,068,073	$298,308	$143,166	$532,786	$974,260
Collateral-dependent loans
Net charge-offs	$(29)	$—	$13	$(16)	$26	$—	$9	$35
Loans measured at fair value of collateral less cost to sell	3,718	—	537	4,255	4,460	—	364	4,824
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$84	$84	$—	$—	$129	$129
Portfolio-based	77	—	2,390	2,467	142	—	2,034	2,176
Total allowance for lending-related commitments(c)	$77	$—	$2,474	$2,551	$142	$—	$2,163	$2,305
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$470	$470	$—	$—	$641	$641
Portfolio-based(d)	22,259	—	452,530	474,789	36,819	—	457,548	494,367
Total lending-related commitments	$22,259	$—	$453,000	$475,259	$36,819	$—	$458,189	$495,008
(a)At September 30, 2022 excludes an allowance for credit losses associated with certain accounts receivable in CIB of $30 million.
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
(d)At September 30, 2022 and 2021, lending-related commitments excluded $12.6 billion and $19.9 billion, respectively, for the consumer, excluding credit card portfolio segment; $798.9 billion and $710.6 billion, respectively, for the credit card portfolio segment; and $20.0 billion and $41.0 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2022 was $20.8 billion, reflecting a net addition of $2.1 billion from December 31, 2021, consisting of: $1.9 billion in wholesale and $168 million in consumer.
The net addition to the wholesale allowance resulted from:
•loan growth predominantly in CB and CIB, and
•changes to the Firm's macroeconomic forecast reflecting
–updates to the Firm's macroeconomic scenarios including an increasing forecasted unemployment rate and deterioration in the equity market indices, and
–the impact of the increased weight placed on the adverse scenarios beginning in the first quarter of 2022, due to the effects associated with higher inflation, changes in monetary policy, and geopolitical risks, including the war in Ukraine.
The increase in the consumer allowance was driven by Card, reflecting a net addition to the allowance for loan losses resulting from higher outstanding balances predominantly offset by a reduction related to a decrease in uncertainty associated with borrower behavior as the effects of the pandemic gradually recede.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.0% in the third quarter of 2023, and a 1.6% lower U.S. real GDP exiting the fourth quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2022
	4Q22	2Q23	4Q23
U.S. unemployment rate(a)	3.8%	3.9%	3.9%
YoY growth in U.S. real GDP(b)	—%	1.4%	1.2%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of September 30, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 59-63, Wholesale Credit Portfolio on pages 64-72 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 85-87 for further information on the allowance for credit losses and related management judgments.

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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	154
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	154-156
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	154-156
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	156
	Municipal bond vehicles	Financing of municipal bond investments	156
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 157-159 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2022 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$56,227	$776	$47,632	$645	$1,881	$—	$2,526
Subprime	10,063	—	4,589	6	—	—	6
Commercial and other(b)	164,009	—	119,387	587	5,282	643	6,512
Total	$230,299	$776	$171,608	$1,238	$7,163	$643	$9,044

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,085	$942	$47,029	$974	$684	$95	$1,753
Subprime	10,966	27	10,115	2	—	—	2
Commercial and other(b)	150,694	—	93,698	671	3,274	506	4,451
Total	$216,745	$969	$150,842	$1,647	$3,958	$601	$6,206
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $252 million and $159 million, respectively, at September 30, 2022, and $145 million and $36 million, respectively, at December 31, 2021, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of September 30, 2022 and December 31, 2021, 86% and 79%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.5 billion and $1.6 billion of investment-grade retained interests, and $26 million and $131 million of noninvestment-grade retained interests at September 30, 2022, and December 31, 2021, respectively. The retained interests in commercial and other securitization trusts consisted of $5.4 billion and $3.5 billion of investment-grade retained interests, and $1.1 billion and $929 million of noninvestment-grade retained interests at September 30, 2022 and December 31, 2021, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Transfers of securities to VIEs
U.S. GSEs and government agencies	$1,417	$11,258	$14,866	$43,157
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2022 and 2021, respectively and retained interests in any such Firm-sponsored VIEs as of September 30, 2022 and December 31, 2021 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2022	December 31, 2021
U.S. GSEs and government agencies
Interest in VIEs	$2,138	$1,947
As of September 30, 2022, and December 31, 2021, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.5 billion and $13.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2022, and December 31, 2021, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $11.5 billion and $13.4 billion at September 30, 2022, and December 31, 2021, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2022, and December 31, 2021.

	Assets					Liabilities
September 30, 2022 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,186		$93	$9,279	$1,996	$3	$1,999
Firm-administered multi-seller conduits	—	20,803		134	20,937	8,500	40	8,540
Municipal bond vehicles	1,991	—		7	1,998	1,436	5	1,441
Mortgage securitization entities(a)	—	798		12	810	147	69	216
Other	—	810	(b)	316	1,126	—	157	157
Total	$1,991	$31,597		$562	$34,150	$12,079	$274	$12,353

	Assets					Liabilities
December 31, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,108		$102	$11,210	$2,397	$1	$2,398
Firm-administered multi-seller conduits	1	19,883		71	19,955	6,198	41	6,239
Municipal bond vehicles	2,009	—		2	2,011	1,976	—	1,976
Mortgage securitization entities(a)	—	955		32	987	179	85	264
Other	—	1,078	(b)	283	1,361	—	118	118
Total	$2,010	$33,024		$490	$35,524	$10,750	$245	$10,995
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $2.1 billion and $2.6 billion at September 30, 2022, and December 31, 2021, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $27.6 billion and $26.8 billion, of which $10.0 billion and $9.4 billion was unfunded at September 30, 2022 and December 31, 2021, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2021 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2022 and December 31, 2021 was $6.2 billion and $6.8 billion, respectively. The fair value of assets held by such VIEs at September 30, 2022 and December 31, 2021 was $8.2 billion and $10.5 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2022 and 2021, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$386	$1,297	$8,245	$4,426	$9,909	$8,355	$16,437	$9,214
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$375	$1,278	$8,424	$4,456	$9,504	$8,253	$16,876	$9,335
Servicing fees collected	12	—	39	—	56	—	121	—
Cash flows received on interests	131	71	121	92	413	196	477	215
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Carrying value of loans sold	$9,501	$29,033	$43,890	$76,639
Proceeds received from loan sales as cash	2	70	15	110
Proceeds from loan sales as securities(a)(b)	9,352	28,549	43,161	75,331
Total proceeds received from loan sales(c)	$9,354	$28,619	$43,176	$75,441
Gains/(losses) on loan sales(d)(e)	$(25)	$—	$(25)	$4
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2022 and December 31, 2021. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	September 30, 2022	December 31, 2021
Loans repurchased or option to repurchase(a)	$877	$1,022
Real estate owned	9	5
Foreclosed government-guaranteed residential mortgage loans(b)	26	36
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2022, and December 31, 2021.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	2022	2021	2022	2021
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$47,632	$47,029	$1,384	$2,466	$(5)	$—	$(32)	$14
Subprime	4,589	10,115	613	1,609	(1)	—	(4)	18
Commercial and other	119,387	93,698	950	1,456	11	244	22	265
Total loans securitized	$171,608	$150,842	$2,947	$5,531	$5	$244	$(14)	$297

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2022	December 31, 2021
Consumer & Community Banking	$32,120	$31,474
Corporate & Investment Bank	7,909	7,906
Commercial Banking	2,985	2,986
Asset & Wealth Management	7,847	7,222
Corporate	600	727
Total goodwill	$51,461	$50,315
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$50,697	$49,256	$50,315	$49,248
Changes during the period from:
Business combinations(a)	882	1,065	1,352	1,065
Other(b)	(118)	(8)	(206)	—
Balance at September 30,	$51,461	$50,313	$51,461	$50,313
(a)For the three and nine months ended September 30, 2022, represents estimated goodwill associated with the acquisitions of Global Shares PLC in AWM and Figg, Inc. in CCB in the third quarter, and Frosch Travel Group, LLC in CCB and Volkswagen Payments S.A. in CIB in the second quarter. For the three and nine months ended September 30, 2021, represents estimated goodwill associated with the acquisitions of Nutmeg in Corporate, OpenInvest and Campbell Global in AWM and Frank in CCB.
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
As of September 30, 2022, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of September 30, 2022, or December 31, 2021, nor was goodwill written off due to impairment during the nine months ended September 30, 2022 or 2021.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2022 and 2021.

	As of or for the three months ended September 30,2022		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2022	2021	2022	2021
Fair value at beginning of period	$7,439	$4,549	$5,494	$3,276
MSR activity:
Originations of MSRs	140	429	736	1,252
Purchase of MSRs	370	584	1,245	1,158
Disposition of MSRs (a)	(79)	1	(750)	(23)
Net additions/(dispositions)	431	1,014	1,231	2,387
Changes due to collection/realization of expected cash flows	(234)	(201)	(702)	(570)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	465	133	2,012	469
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	36	119	36	96
Discount rates	—	—	—	—
Prepayment model changes and other(c)	3	(263)	69	(307)
Total changes in valuation due to other inputs and assumptions	39	(144)	105	(211)
Total changes in valuation due to inputs and assumptions	504	(11)	2,117	258
Fair value at September 30	$8,140	$5,351	$8,140	$5,351
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30	$504	$(11)	$2,117	$258
Contractual service fees, late fees and other ancillary fees included in income	391	334	1,156	932
Third-party mortgage loans serviced at September 30, (in billions)	587	510	587	510
Servicer advances, net of an allowance for uncollectible amounts, at September 30, (in billions)(d)	0.8	1.7	0.8	1.7
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
CCB mortgage fees and related income
Production revenue	$93	$614	$454	$1,888

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	400	328	1,203	892
Changes in MSR asset fair value due to collection/realization of expected cash flows	(234)	(201)	(702)	(570)
Total operating revenue	166	127	501	322
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	465	133	2,012	469
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	39	(144)	105	(211)
Changes in derivative fair value and other	(450)	(134)	(1,926)	(621)
Total risk management	54	(145)	191	(363)
Total net mortgage servicing revenue	220	(18)	692	(41)
Total CCB mortgage fees and related income	313	596	1,146	1,847
All other	1	4	6	8
Mortgage fees and related income	$314	$600	$1,152	$1,855
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2022, and December 31, 2021, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2022	Dec 31, 2021
Weighted-average prepayment speed assumption (constant prepayment rate)	6.27%	9.90%
Impact on fair value of 10% adverse change	$(187)	$(210)
Impact on fair value of 20% adverse change	(363)	(404)
Weighted-average option adjusted spread(a)	5.47%	6.44%
Impact on fair value of a 100 basis point adverse change	$(344)	$(225)
Impact on fair value of a 200 basis point adverse change	(660)	(433)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2021 Form 10-K for further information on deposits.
At September 30, 2022 and December 31, 2021, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2022	December 31, 2021
U.S. offices
Noninterest-bearing (included $18,476 and $8,115 at fair value)(a)	$688,292	$711,525	(b)
Interest-bearing (included $565 and $629 at fair value)(a)	1,304,012	1,359,932	(b)
Total deposits in U.S. offices	1,992,304	2,071,457
Non-U.S. offices
Noninterest-bearing (included $1,296 and $2,420 at fair value)(a)	26,629	26,229
Interest-bearing (included $598 and $169 at fair value)(a)	389,682	364,617
Total deposits in non-U.S. offices	416,311	390,846
Total deposits	$2,408,615	$2,462,303
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.
(b)Prior-period amount has been revised to conform with the current presentation.
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2022, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	September 30, 2022	December 31, 2021
Right-of-use assets	$7,905	$7,888
Lease liabilities	8,234	8,328
The Firm’s net rental expense was $496 million and $490 million for the three months ended September 30, 2022 and 2021 and $1.5 billion for both the nine months ended September 30, 2022 and 2021, respectively.
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
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease income	$870	$1,190	$2,863	$3,792
Depreciation expense	620	785	1,998	2,595

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2022 and December 31, 2021, and the quarterly dividend declarations for the three and nine months ended September 30, 2022 and 2021.

	Shares		Carrying value (in millions)			Contractual rate in effect at September 30, 2022	Earliest redemption date	Floating annualized rate(a)	Dividend declared per share
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	Issue date				Three months ended September 30,		Nine months ended September 30,
									2022	2021	2022	2021
Fixed-rate:
Series AA	—	—	$—	$—	6/4/2015	—%	9/1/2020	NA	$—	$—	$—	$305.00
Series BB	—	—	—	—	7/29/2015	—	9/1/2020	NA	—	—	—	307.50
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	431.25	431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00	450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25	356.25
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	341.25	207.28	(b)
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	129.76	346.89	129.76	(b)
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	—	315.00	—	(c)
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$163.87	$90.96	$375.03	$276.42
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	386.25	386.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	450.00	450.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	506.25	506.25
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	459.38	459.38
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	146.15	88.55	340.91	263.54
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	457.50	457.50
Series Z	—	200,000	—	2,000	4/21/2015	—	5/1/2020	LIBOR + 3.80	—	99.23	—	300.97
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	346.88	346.88
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	375.00	375.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	345.00	345.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	300.00	300.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	110.51	273.75	110.51	(b)
Total preferred stock	3,283,750	3,483,750	$32,838	$34,838
(a)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury (“CMT”) rate, as applicable, plus the spreads noted above.
(b)The initial dividend declared is prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(c)No dividends were declared from the original issue date through September 30, 2021.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $33.2 billion at September 30, 2022.
Redemptions
On October 31, 2022, the Firm redeemed all $2.93 billion of its fixed to floating rate non-cumulative perpetual preferred stock, Series I.
On October 3, 2022, the Firm redeemed all $2.5 billion of its fixed-to-floating rate non-cumulative preferred stock, Series V.
On February 1, 2022, the Firm redeemed all $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z.
On June 1, 2021, the Firm redeemed all $1.43 billion of its 6.10% non-cumulative preferred stock, Series AA and all $1.15 billion of its 6.15% non-cumulative preferred stock, Series BB.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic earnings per share
Net income	$9,737	$11,687	$26,668	$37,935
Less: Preferred stock dividends	432	402	1,239	1,174
Net income applicable to common equity	9,305	11,285	25,429	36,761
Less: Dividends and undistributed earnings allocated to participating securities	50	56	134	185
Net income applicable to common stockholders	$9,255	$11,229	$25,295	$36,576

Total weighted-average basic shares outstanding	2,961.2	2,999.9	2,966.8	3,036.4
Net income per share	$3.13	$3.74	$8.53	$12.05

Diluted earnings per share
Net income applicable to common stockholders	$9,255	$11,229	$25,295	$36,576
Total weighted-average basic shares outstanding	2,961.2	2,999.9	2,966.8	3,036.4
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	4.2	5.2	4.1	5.3
Total weighted-average diluted shares outstanding	2,965.4	3,005.1	2,970.9	3,041.7
Net income per share	$3.12	$3.74	$8.51	$12.02

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

As of or for the three months ended September 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2022	$(8,844)		$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)
Net change	(2,145)		(581)	38	(1,698)	(1,004)	625	(4,765)
Balance at September 30, 2022	$(10,989)	(a)	$(2,256)	$68	$(6,133)	$(1,127)	$1,303	$(19,134)

As of or for the three months ended September 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2021	$4,515		$(659)	$(163)	$725	$(1,055)	$(793)	$2,570
Net change	(434)		(187)	9	(450)	6	(551)	(1,607)
Balance at September 30, 2021	$4,081	(a)	$(846)	$(154)	$275	$(1,049)	$(1,344)	$963

As of or for the nine months ended September 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2022	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(13,629)		(1,322)	199	(5,837)	(917)	2,456	(19,050)
Balance at September 30, 2022	$(10,989)	(a)	$(2,256)	$68	$(6,133)	$(1,127)	$1,303	$(19,134)

As of or for the nine months ended September 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(4,099)		(373)	(42)	(2,108)	83	(484)	(7,023)
Balance at September 30, 2021	$4,081	(a)	$(846)	$(154)	$275	$(1,049)	$(1,344)	$963
(a)As of September 30, 2022 and 2021 includes after-tax net unamortized unrealized gains/(losses) of $(1.3) billion and $2.7 billion, related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of JPMorgan Chase's 2021 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2022			2021
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(3,785)	$912	$(2,873)	$(826)	$197	$(629)
Reclassification adjustment for realized (gains)/losses included in net income(a)	959	(231)	728	256	(61)	195
Net change	(2,826)	681	(2,145)	(570)	136	(434)
Translation adjustments(b):
Translation	(3,017)	164	(2,853)	(1,030)	63	(967)
Hedges	2,992	(720)	2,272	1,028	(248)	780
Net change	(25)	(556)	(581)	(2)	(185)	(187)
Fair value hedges, net change(c):	50	(12)	38	12	(3)	9
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(2,511)	602	(1,909)	(267)	65	(202)
Reclassification adjustment for realized (gains)/losses included in net income(d)	278	(67)	211	(326)	78	(248)
Net change	(2,233)	535	(1,698)	(593)	143	(450)
Defined benefit pension and OPEB plans, net change(e):	(1,320)	316	(1,004)	8	(2)	6
DVA on fair value option elected liabilities, net change:	823	(198)	625	(729)	178	(551)
Total other comprehensive loss	$(5,531)	$766	$(4,765)	$(1,874)	$267	$(1,607)

	2022			2021
Nine month ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(19,443)	$4,670	$(14,773)	$(5,792)	$1,391	$(4,401)
Reclassification adjustment for realized (gains)/losses included in net income(a)	1,506	(362)	1,144	397	(95)	302
Net change	(17,937)	4,308	(13,629)	(5,395)	1,296	(4,099)
Translation adjustments(b):
Translation	(6,908)	381	(6,527)	(1,950)	92	(1,858)
Hedges	6,854	(1,649)	5,205	1,958	(473)	1,485
Net change	(54)	(1,268)	(1,322)	8	(381)	(373)
Fair value hedges, net change(c):	262	(63)	199	(56)	14	(42)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(7,697)	1,847	(5,850)	(1,844)	443	(1,401)
Reclassification adjustment for realized (gains)/losses included in net income(d)	17	(4)	13	(930)	223	(707)
Net change	(7,680)	1,843	(5,837)	(2,774)	666	(2,108)
Defined benefit pension and OPEB plans, net change(e):	(1,197)	280	(917)	101	(18)	83
DVA on fair value option elected liabilities, net change:	3,240	(784)	2,456	(642)	158	(484)
Total other comprehensive loss	$(23,366)	$4,316	$(19,050)	$(8,758)	$1,735	$(7,023)

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income.The amounts reclassified for the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 were not material.
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
(e)During the period ended September 30, 2022, a remeasurement of the Firm’s U.S. principal defined benefit plan was required as a result of a pension settlement. The remeasurement resulted in a decrease of $1.4 billion in accumulated other comprehensive income (pre-tax). Refer to Note 7 for further information.

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
The Firm is also subject to rules and regulations established by other U.S. and non-U.S. regulators. As part of its compliance with the respective regulatory requirements, the Firm’s broker-dealer activities are subject to certain restrictions on cash and other assets.
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2022	December 31, 2021
Segregated for the benefit of securities and cleared derivative customers	$19.8	$14.6
Cash reserves at non-U.S. central banks and held for other general purposes	7.3	5.1
Total restricted cash(a)	$27.1	$19.7
(a)Comprises $25.8 billion and $18.4 billion in deposits with banks, and $1.3 billion and $1.3 billion in cash and due from banks on the Consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.
Also, as of September 30, 2022 and December 31, 2021, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $39.1 billion and $47.5 billion, respectively.
•Securities with a fair value of $33.8 billion and $30.0 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2022 and December 31, 2021.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2022 and December 31, 2021.

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
CECL regulatory capital transition
On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, is being phased out at 25% per year over a three-year period. As of September 30, 2022, CET1 capital reflected the remaining $2.2 billion benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2022, the Firm phased out 25% of the other relevant CECL capital transition provisions recognized as of December 31, 2021, from Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2021 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of September 30, 2022 and December 31, 2021, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2022 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$209,661	$264,466	$209,661	$264,466
Tier 1 capital	236,363	264,470	236,363	264,470
Total capital	268,076	282,192	256,157	269,897
Risk-weighted assets	1,678,498	1,614,628	1,609,968	1,471,019
CET1 capital ratio	12.5%	16.4%	13.0%	18.0%
Tier 1 capital ratio	14.1	16.4	14.7	18.0
Total capital ratio	16.0	17.5	15.9	18.3

December 31, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$213,942	$266,907	$213,942	$266,907
Tier 1 capital	246,162	266,910	246,162	266,910
Total capital	274,900	281,826	265,796	272,299
Risk-weighted assets	1,638,900	1,582,280	1,547,920	1,392,847
CET1 capital ratio	13.1%	16.9%	13.8%	19.2%
Tier 1 capital ratio	15.0	16.9	15.9	19.2
Total capital ratio	16.8	17.8	17.2	19.5
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

Three months ended (in millions, except ratios)	September 30, 2022		December 31, 2021
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,791,804	$3,327,201	$3,782,035	$3,334,925
Tier 1 leverage ratio	6.2%	7.9%	6.5%	8.0%
Total leverage exposure	$4,460,636	$4,002,580	$4,571,789	$4,119,286
SLR	5.3%	6.6%	5.4%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2022, and December 31, 2021. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	September 30, 2022					Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$6,546	$3,133	$6,447	$6,735	$22,861	$32,996	$91	$100
Auto and other	10,687	—	—	1,320	12,007	12,338	—	2
Total consumer, excluding credit card	17,233	3,133	6,447	8,055	34,868	45,334	91	102
Credit card(b)	798,855	—	—	—	798,855	730,534	—	—
Total consumer(c)	816,088	3,133	6,447	8,055	833,723	775,868	91	102
Wholesale:
Other unfunded commitments to extend credit(d)	92,849	135,571	190,735	22,144	441,299	453,467	2,498	2,037
Standby letters of credit and other financial guarantees(d)	13,829	8,328	4,590	1,066	27,813	28,530	456	476
Other letters of credit(d)	3,357	385	96	—	3,838	4,448	13	9
Total wholesale(c)	110,035	144,284	195,421	23,210	472,950	486,445	2,967	2,522
Total lending-related	$926,123	$147,417	$201,868	$31,265	$1,306,673	$1,262,313	$3,058	$2,624
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$309,553	$—	$—	$—	$309,553	$337,770	$—	$—
Derivatives qualifying as guarantees	4,244	310	12,737	41,074	58,365	55,730	1,006	475
Unsettled resale and securities borrowed agreements	137,055	445	—	—	137,500	103,681	(9)	1
Unsettled repurchase and securities loaned agreements	88,455	490	—	—	88,945	74,263	(10)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	54	61
Loans sold with recourse	NA	NA	NA	NA	826	827	28	19
Exchange & clearing house guarantees and commitments(f)	105,501	—	—	—	105,501	182,701	—	—
Other guarantees and commitments(g)	7,343	602	298	2,204	10,447	10,490	60	69
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At September 30, 2022, and December 31, 2021, reflected the contractual amount net of risk participations totaling $29 million and $44 million, respectively, for other unfunded commitments to extend credit; $8.5 billion and $7.9 billion, respectively, for standby letters of credit and other financial guarantees; and $502 million and $451 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At September 30, 2022, and December 31, 2021, collateral held by the Firm in support of securities lending indemnification agreements was $326.0 billion and $357.4 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At September 30, 2022, and December 31, 2021, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At September 30, 2022, and December 31, 2021, primarily includes unfunded commitments related to certain tax-oriented equity investments, unfunded commitments to purchase secondary market loans, and other equity investment commitments.
(h)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value. At September 30, 2022, includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2022, and December 31, 2021.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2022		December 31, 2021
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,632	$2,846	$19,998	$3,087
Noninvestment-grade(a)	8,181	992	8,532	1,361
Total contractual amount	$27,813	$3,838	$28,530	$4,448

Allowance for lending-related commitments	$89	$13	$123	$9
Guarantee liability	367	—	353	—
Total carrying value	$456	$13	$476	$9
Commitments with collateral	$15,137	$660	$14,511	$999
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2022, and December 31, 2021.

(in millions)	September 30, 2022	December 31, 2021
Notional amounts
Derivative guarantees	$58,365	$55,730
Stable value contracts with contractually limited exposure	31,567	29,778
Maximum exposure of stable value contracts with contractually limited exposure	2,943	2,882

Fair value
Derivative payables	1,006	475
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 172. Refer to Note 11 of JPMorgan Chase’s 2021 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 172 of this Note. Refer to Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information.
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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2022	December 31, 2021
Assets that may be sold or repledged or otherwise used by secured parties	$121.7	$126.3
Assets that may not be sold or repledged or otherwise used by secured parties	105.8	112.0
Assets pledged at Federal Reserve banks and FHLBs	539.7	476.4
Total pledged assets	$767.2	$714.7
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2022	December 31, 2021
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,340.7	$1,471.3
Collateral sold, repledged, delivered or otherwise used	1,040.1	1,111.0

Note 24 – Litigation
Contingencies
As of September 30, 2022, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.2 billion at September 30, 2022. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. J.P. Morgan (Suisse) SA was served in August 2022. The claim alleges “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan Suisse (SA) held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In September 2022, the Firm filed an application challenging the validity of service and the Malaysian court’s jurisdiction to hear the claim.
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
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. The Department of Labor ("DOL") granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need the DOL to approve a further exemption to cover the remainder of the ten-year disqualification period following the antitrust plea. In October 2022, the DOL published a proposed exemption for the remainder of the disqualification period. This proposal will be open for public comment until December 2022. The only remaining FX-related governmental inquiry is a South Africa Competition Commission matter which is currently pending before the South Africa Competition Tribunal.
With respect to civil litigation matters, in August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, a putative class action has been filed against the Firm and other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates. Another putative class action was brought against the Firm and other foreign exchange dealers on behalf of purported indirect purchasers of FX instruments. In 2020, the Court approved a settlement by the Firm and 11 other defendants of that class action for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia. In a putative class action pending before the U.K. Competition Appeal Tribunal, proposed class representatives have appealed the tribunal's denial of a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached in the putative class action, which remains subject to court approval.
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
In March 2022, a shareholder derivative action was filed in the United States District Court for the Eastern District of New York against the Firm’s Board of Directors asserting breaches of fiduciary duty and violation of federal securities laws based on the Board’s alleged failure to exercise adequate oversight over compliance with records preservation requirements. The complaint seeks damages, restitution, disgorgement and corporate governance reforms. The plaintiff filed an amended complaint in August 2022, which defendants have moved to dismiss.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. A consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration has been dismissed. In addition, a group of individual plaintiffs filed a lawsuit asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. Defendants moved to dismiss plaintiffs’ complaint. In December 2021, the court denied plaintiffs’ motions for a preliminary injunction seeking to enjoin defendants from setting U.S. dollar LIBOR and enforcing any financial instruments that rely on U.S. dollar LIBOR. In September 2022, the Court dismissed plaintiffs' complaint in its entirety, and plaintiffs filed an amended complaint asserting similar antitrust claims in October 2022. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate remain subject to court approval.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $47 million and $76 million for the three months ended September 30, 2022 and 2021, respectively, and $239 million and $289 million for the nine months ended September 30, 2022 and 2021, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2022 and 2021, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm
(and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2022	2021		2022	2021		2022	2021		2022	2021
Noninterest revenue	$3,762	$4,138		$9,231	$9,061		$836	$988		$3,126	$3,312
Net interest income	10,569	8,383		2,644	3,335		2,212	1,532		1,413	988
Total net revenue	14,331	12,521		11,875	12,396		3,048	2,520		4,539	4,300
Provision for credit losses	529	(459)		513	(638)		618	(363)		(102)	(60)
Noninterest expense	8,047	7,238		6,618	5,871		1,180	1,032		3,028	2,762
Income/(loss) before income tax expense/(benefit)	5,755	5,742		4,744	7,163		1,250	1,851		1,613	1,598
Income tax expense/(benefit)	1,421	1,391	(b)	1,212	1,516	(b)	304	442	(b)	394	402	(b)
Net income/(loss)	$4,334	$4,351	(b)	$3,532	$5,647	(b)	$946	$1,409	(b)	$1,219	$1,196	(b)
Average equity	$50,000	$50,000		$103,000	$83,000		$25,000	$24,000		$17,000	$14,000
Total assets	500,752	493,169		1,384,618	1,355,752		247,485	227,670		232,303	221,702
ROE	33%	34%		13%	26%		14%	22%		28%	33%
Overhead ratio	56	58		56	47		39	41		67	64

As of or for the three months ended September 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2022	2021		2022	2021	2022	2021
Noninterest revenue	$(1,094)	$(242)		$(663)	$(690)	$15,198	$16,567
Net interest income	792	(1,054)		(112)	(104)	17,518	13,080
Total net revenue	(302)	(1,296)		(775)	(794)	32,716	29,647
Provision for credit losses	(21)	(7)		—	—	1,537	(1,527)
Noninterest expense	305	160		—	—	19,178	17,063
Income/(loss) before income tax expense/(benefit)	(586)	(1,449)		(775)	(794)	12,001	14,111
Income tax expense/(benefit)	(292)	(533)	(b)	(775)	(794)	2,264	2,424
Net income/(loss)	$(294)	$(916)	(b)	$—	$—	$9,737	$11,687
Average equity	$57,944	$82,556		$—	$—	$252,944	$253,556
Total assets	1,408,726	1,459,283		NA	NA	3,773,884	3,757,576
ROE	NM	NM		NM	NM	15%	18%
Overhead ratio	NM	NM		NM	NM	59	58
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

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2022	2021		2022	2021		2022	2021		2022	2021
Noninterest revenue	$11,570	$13,452		$27,937	$30,061		$2,607	$2,855		$9,449	$9,623
Net interest income	27,604	24,346		9,414	10,154		5,522	4,541		3,711	2,861
Total net revenue	39,174	37,798		37,351	40,215		8,129	7,396		13,160	12,484
Provision for credit losses	1,968	(5,929)		1,017	(1,048)		984	(858)		96	(191)
Noninterest expense	23,490	21,502		20,661	19,498		3,465	2,982		8,807	7,922
Income/(loss) before income tax expense/(benefit)	13,716	22,225		15,673	21,765		3,680	5,272		4,257	4,753
Income tax expense/(benefit)	3,387	5,442	(b)	4,031	5,174	(b)	890	1,260	(b)	1,026	1,141	(b)
Net income/(loss)	$10,329	$16,783	(b)	$11,642	$16,591	(b)	$2,790	$4,012	(b)	$3,231	$3,612	(b)
Average equity	$50,000	$50,000		$103,000	$83,000		$25,000	$24,000		$17,000	$14,000
Total assets	500,752	493,169		1,384,618	1,355,752		247,485	227,670		232,303	221,702
ROE	27%	44%		14%	26%	(b)	14%	21%		25%	34%
Overhead ratio	60	57		55	48		43	40		67	63

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2022	2021		2022	2021	2022	2021
Noninterest revenue	$(1,683)	$(68)		$(2,250)	$(2,241)	$47,630	$53,682
Net interest income	580	(2,870)		(313)	(322)	46,518	38,710
Total net revenue	(1,103)	(2,938)		(2,563)	(2,563)	94,148	92,392
Provision for credit losses	36	58		—	—	4,101	(7,968)
Noninterest expense	695	1,551		—	—	57,118	53,455
Income/(loss) before income tax expense/(benefit)	(1,834)	(4,547)		(2,563)	(2,563)	32,929	46,905
Income tax expense/(benefit)	(510)	(1,484)	(b)	(2,563)	(2,563)	6,261	8,970
Net income/(loss)	$(1,324)	$(3,063)	(b)	$—	$—	$26,668	$37,935
Average equity	$56,147	$79,011		$—	$—	$251,147	$250,011
Total assets	1,408,726	1,459,283		NA	NA	3,773,884	3,757,576
ROE	NM	NM		NM	NM	14%	20%
Overhead ratio	NM	NM		NM	NM	61	58
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2022, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2022

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$652,321	$3,015	1.83%		$756,653	$174	0.09%
Federal funds sold and securities purchased under resale agreements	322,053	1,413	1.74		262,679	231	0.35
Securities borrowed	204,479	772	1.50		189,418	(73)	(0.15)	(h)
Trading assets – debt instruments	283,414	2,401	3.36		275,860	1,689	2.43
Taxable securities	619,517	2,696	1.73		534,771	1,553	1.15
Nontaxable securities(a)	27,648	300	4.30		30,573	331	4.30
Total investment securities	647,165	2,996	1.84	(g)	565,344	1,884	1.32	(g)
Loans	1,112,761	14,022	5.00		1,042,591	10,473	3.99
All other interest-earning assets(b)	122,756	1,104	3.57		127,241	206	0.64
Total interest-earning assets	3,344,949	25,723	3.05		3,219,786	14,584	1.80
Allowance for loan losses	(17,757)				(19,500)
Cash and due from banks	26,805				27,065
Trading assets – equity and other instruments	129,221				177,315
Trading assets – derivative receivables	83,950				65,574
Goodwill, MSRs and other intangible Assets	60,085				54,947
All other noninterest-earning assets	214,994				200,032
Total assets	$3,842,247				$3,725,219
Liabilities
Interest-bearing deposits	$1,728,852	$3,159	0.73%		$1,677,837	$126	0.03%
Federal funds purchased and securities loaned or sold under repurchase agreements	239,582	1,267	2.10		240,912	119	0.20
Short-term borrowings(c)	45,797	155	1.35		43,759	31	0.26
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	278,049	1,045	1.49		241,297	52	0.09	(h)
Beneficial interests issued by consolidated VIEs	11,039	62	2.24		14,232	18	0.50
Long-term debt	253,012	2,405	3.77		257,593	1,054	1.62
Total interest-bearing liabilities	2,556,331	8,093	1.26		2,475,630	1,400	0.22
Noninterest-bearing deposits	716,518				691,622
Trading liabilities – equity and other instruments(e)	36,985				35,505
Trading liabilities – derivative payables	56,994				55,907
All other liabilities, including the allowance for lending-related commitments	189,637				178,770
Total liabilities	3,556,465				3,437,434
Stockholders’ equity
Preferred stock	32,838				34,229
Common stockholders’ equity	252,944				253,556
Total stockholders’ equity	285,782				287,785
Total liabilities and stockholders’ equity	$3,842,247				$3,725,219
Interest rate spread			1.79%				1.58%
Net interest income and net yield on interest-earning assets		$17,630	2.09			$13,184	1.62
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
(e)The combined balance of trading liabilities – debt and equity instruments was $143.1 billion and $122.5 billion for the three months ended September 30, 2022 and 2021, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 1.80% and 1.34% for the three months ended September 30, 2022 and 2021, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(h)Negative interest income and yield are related to the impact of interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$696,096	$4,332	0.83%		$703,616	$342	0.06%
Federal funds sold and securities purchased under resale agreements	307,478	2,353	1.02		269,324	639	0.32
Securities borrowed	209,932	858	0.55		185,127	(240)	(0.17)	(h)
Trading assets – debt instruments	276,464	6,234	3.01		291,673	5,198	2.38
Taxable securities	635,312	6,964	1.47		546,258	4,735	1.16
Nontaxable securities(a)	28,310	916	4.33		31,308	1,018	4.35
Total investment securities	663,622	7,880	1.59	(g)	577,566	5,753	1.33	(g)
Loans	1,091,663	36,339	4.45		1,027,023	30,867	4.02
All other interest-earning assets(b)	132,135	2,070	2.09		120,529	608	0.67
Total interest-earning assets	3,377,390	60,066	2.38		3,174,858	43,167	1.82
Allowance for loan losses	(17,127)				(23,546)
Cash and due from banks	27,823				26,338
Trading assets – equity and other instruments	145,712				180,253
Trading assets – derivative receivables	78,650				70,139
Goodwill, MSRs and other intangible Assets	59,005				54,467
All other noninterest-earning assets	215,203				206,818
Total assets	$3,886,656				$3,689,327
Liabilities
Interest-bearing deposits	$1,766,672	$4,239	0.32%		$1,652,807	$404	0.03%
Federal funds purchased and securities loaned or sold under repurchase agreements	241,019	1,852	1.03		267,659	194	0.10
Short-term borrowings(c)	48,159	285	0.79		43,998	97	0.29
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	271,891	1,707	0.84		239,666	130	0.07	(h)
Beneficial interests issued by consolidated VIEs	10,836	110	1.36		15,501	66	0.57
Long-term debt	251,125	5,042	2.68		248,581	3,244	1.74
Total interest-bearing liabilities	2,589,702	13,235	0.68		2,468,212	4,135	0.22
Noninterest-bearing deposits	730,816				653,685
Trading liabilities – equity and other instruments(e)	40,415				35,312
Trading liabilities – derivative payables	57,523				62,089
All other liabilities, including the allowance for lending-related commitments	183,988				187,601
Total liabilities	3,602,444				3,406,899
Stockholders’ equity
Preferred stock	33,065				32,417
Common stockholders’ equity	251,147				250,011
Total stockholders’ equity	284,212				282,428
Total liabilities and stockholders’ equity	$3,886,656				$3,689,327
Interest rate spread			1.70%				1.60%
Net interest income and net yield on interest-earning assets		$46,831	1.85			$39,032	1.64
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
(e)The combined balance of trading liabilities – debt and equity instruments was $141.2 billion and $128.1 billion for the nine months ended September 30, 2022 and 2021, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 1.57% and 1.35% for the nine months ended September 30, 2022 and 2021, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
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
MREL: Minimum requirements for own funds and eligible liabilities
MSR: Mortgage servicing rights
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
Payments: includes cash management solutions, which primarily includes merchant acquiring, cross border and domestic payments, liquidity and account services, and global trade solutions offered to CB clients.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 156 of JPMorgan Chase’s 2021 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2021 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2021 Form 10-K and Forward-Looking Statements on page 89 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2021 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended September 30, 2022.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
Through April 30, 2022, the Firm was authorized to repurchase up to $30 billion of common shares under its previously approved common share repurchase program, that was announced on December 18, 2020. Effective May 1, 2022, the Firm is authorized to purchase up to $30 billion of common shares under a new equity repurchase program.
On July 14, 2022, the Firm announced that it has temporarily suspended share repurchases in anticipation of the increase in the Firm's regulatory capital requirements.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2022 were as follows.

Nine months ended September 30, 2022	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	18,106,991	$138.04	$2,500	$9,052
Second quarter	4,981,047	$124.88	$622	$29,633	(b)(c)
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
Third quarter	—	—	—	—
Year-to-date	23,088,038	$135.20	$3,122	$29,633	(c)
(a)Excludes commissions cost.
(b)The remaining amount of $8.8 billion under the prior Board authorization was canceled when the $30 billion repurchase program was authorized by the Board of Directors effective May 1, 2022.
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2022 and 2021, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2022, and December 31, 2021, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 3, 2022