Form 10-Q
period 2023-06-30
JPMORGAN CHASE & CO
filed 2023-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2023	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of June 30, 2023: 2,906,085,273

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)							Six months ended June 30,
	2Q23		1Q23	4Q22	3Q22	2Q22	2023		2022
Selected income statement data
Total net revenue	$41,307		$38,349	$34,547	$32,716	$30,715	$79,656		$61,432
Total noninterest expense	20,822		20,107	19,022	19,178	18,749	40,929		37,940
Pre-provision profit(a)	20,485		18,242	15,525	13,538	11,966	38,727		23,492
Provision for credit losses	2,899		2,275	2,288	1,537	1,101	5,174		2,564
Income before income tax expense	17,586		15,967	13,237	12,001	10,865	33,553		20,928
Income tax expense	3,114		3,345	2,229	2,264	2,216	6,459		3,997
Net income	$14,472		$12,622	$11,008	$9,737	$8,649	$27,094		$16,931

Earnings per share data
Net income: Basic	$4.76		$4.11	$3.58	$3.13	$2.77	$8.86		$5.40
Diluted	4.75		4.10	3.57	3.12	2.76	8.85		5.39
Average shares: Basic	2,943.8		2,968.5	2,962.9	2,961.2	2,962.2	2,956.1		2,969.6
Diluted	2,948.3		2,972.7	2,967.1	2,965.4	2,966.3	2,960.5		2,973.7

Market and per common share data
Market capitalization	422,661		380,803	393,484	306,520	330,237	422,661		330,237
Common shares at period-end	2,906.1		2,922.3	2,934.3	2,933.2	2,932.6	2,906.1		2,932.6
Book value per share	98.11		94.34	90.29	87.00	86.38	98.11		86.38
Tangible book value per share (“TBVPS”)(a)	79.90		76.69	73.12	69.90	69.53	79.90		69.53
Cash dividends declared per share	1.00		1.00	1.00	1.00	1.00	2.00		2.00

Selected ratios and metrics
Return on common equity (“ROE”)(b)	20%		18%	16%	15%	13%	19%		13%
Return on tangible common equity (“ROTCE”)(a)(b)	25		23	20	18	17	24		16
Return on assets(b)	1.51		1.38	1.16	1.01	0.89	1.45		0.87
Overhead ratio	50		52	55	59	61	51		62
Loans-to-deposits ratio	54		47	49	46	45	54		45
Firm Liquidity coverage ratio (“LCR”) (average)(c)	112		114	112	113	110	112		110
JPMorgan Chase Bank, N.A. LCR (average)(c)	129		140	151	165	169	129		169
Common equity Tier 1 (“CET1”) capital ratio(d)	13.8		13.8	13.2	12.5	12.2	13.8		12.2
Tier 1 capital ratio(d)	15.4		15.4	14.9	14.1	14.1	15.4		14.1
Total capital ratio(d)	17.3		17.4	16.8	16.0	15.7	17.3		15.7
Tier 1 leverage ratio(c)(d)	6.9		6.9	6.6	6.2	6.2	6.9		6.2
Supplementary leverage ratio (“SLR”)(c)(d)	5.8		5.9	5.6	5.3	5.3	5.8		5.3

Selected balance sheet data (period-end)
Trading assets	$636,996		$578,892	$453,799	$506,487	$465,577	$636,996		$465,577
Investment securities, net of allowance for credit losses	612,203		610,075	631,162	618,246	663,718	612,203		663,718
Loans	1,300,069		1,128,896	1,135,647	1,112,633	1,104,155	1,300,069		1,104,155
Total assets	3,868,240		3,744,305	3,665,743	3,773,884	3,841,314	3,868,240		3,841,314
Deposits	2,398,962		2,377,253	2,340,179	2,408,615	2,471,544	2,398,962		2,471,544
Long-term debt	364,078		295,489	295,865	287,473	288,212	364,078		288,212
Common stockholders’ equity	285,112		275,678	264,928	255,180	253,305	285,112		253,305
Total stockholders’ equity	312,516		303,082	292,332	288,018	286,143	312,516		286,143
Headcount	300,066	(e)	296,877	293,723	288,474	278,494	300,066	(e)	278,494

Credit quality metrics
Allowances for credit losses	$24,288		$22,774	$22,204	$20,797	$20,019	$24,288		$20,019
Allowance for loan losses to total retained loans	1.75%		1.85%	1.81%	1.70%	1.69%	1.75%		1.69%
Nonperforming assets	$7,838		$7,418	$7,247	$7,243	$7,845	$7,838		$7,845
Net charge-offs	1,411		1,137	887	727	657	2,548		1,239
Net charge-off rate	0.47%		0.43%	0.33%	0.27%	0.25%	0.45%		0.24%
As of and for the period ended June 30, 2023, the results of the Firm include the impact of the First Republic acquisition. Refer to page 24 and Note 28 for additional information.
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of these measures.
(b)Quarterly ratios are based upon annualized amounts.
(c)For the six months ended June 30, 2023 and 2022, the percentage represents average ratios for the three months ended June 30, 2023 and 2022.
(d)The ratios reflect the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for additional information.
(e)Excluded 5,132 individuals associated with the First Republic acquisition who became employees effective July 2, 2023.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2023.
This Quarterly Report on Form 10-Q for the second quarter of 2023 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 200–208 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 95 of this Form 10-Q; Part I, Item 1A, Risk Factors on pages 9-32 of the 2022 Form 10-K; and Part II, Item 1A, Risk Factors on page 209 of this Form 10-Q for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.9 trillion in assets and $312.5 billion in stockholders’ equity as of June 30, 2023. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Business Segment Results on pages 22-46 and Note 27 of this Form 10-Q, and Note 32 of JPMorgan Chase’s 2022 Form 10-K, for a description of the Firm’s business segments and the products and services they provide to their respective client bases. On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). Refer to Note 28 for additional information.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Selected income statement data
Noninterest revenue	$19,528	$15,587	25%	$37,166	$32,432	15%
Net interest income	21,779	15,128	44	42,490	29,000	47
Total net revenue	41,307	30,715	34	79,656	61,432	30
Total noninterest expense	20,822	18,749	11	40,929	37,940	8
Pre-provision profit	20,485	11,966	71	38,727	23,492	65
Provision for credit losses	2,899	1,101	163	5,174	2,564	102
Net income	14,472	8,649	67	27,094	16,931	60
Diluted earnings per share	4.75	2.76	72	8.85	5.39	64
Selected ratios and metrics
Return on common equity	20%	13%		19%	13%
Return on tangible common equity	25	17		24	16
Book value per share	$98.11	$86.38	14	$98.11	$86.38	14
Tangible book value per share	79.90	69.53	15	79.90	69.53	15
Capital ratios(a)
CET1 capital	13.8%	12.2%		13.8%	12.2%
Tier 1 capital	15.4	14.1		15.4	14.1
Total capital	17.3	15.7		17.3	15.7
Memo:
NII excluding Markets(b)	$22,370	$13,682	63	$43,306	$25,434	70
NIR excluding Markets(b)	13,013	10,158	28	23,031	21,243	8
Markets(b)	7,018	7,790	(10)	15,400	16,543	(7)
Total net revenue - managed basis	$42,401	$31,630	34	$81,737	$63,220	29
(a)The ratios reflect the CECL capital transition provisions. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the second quarter of 2023 versus the second quarter of 2022, unless otherwise specified.
Firmwide overview
For the second quarter of 2023, JPMorgan Chase reported net income of $14.5 billion, up 67%, earnings per share of $4.75, ROE of 20% and ROTCE of 25%. The Firm's results for the second quarter of 2023 included an estimated bargain purchase gain of $2.7 billion in Corporate and a net addition to the allowance for credit losses of $1.2 billion associated with the First Republic acquisition. The Firm's results also included investment securities losses of $900 million in Treasury and CIO.
•Total net revenue was $41.3 billion, up 34%, reflecting:
–Net interest income of $21.8 billion, up 44%, driven by higher rates and, to a lesser extent, the impact of the First Republic acquisition, partially offset by lower Markets net interest income and lower average deposit balances. Net interest income excluding Markets was $22.4 billion, up 63%.
–Noninterest revenue was $19.5 billion, up 25%, driven by the impact of the First Republic acquisition, higher Markets noninterest revenue and the absence of losses on equity investments in Payments in the prior year, partially offset by higher net investment securities losses in Treasury and CIO. The impact of the First Republic acquisition included a $2.7 billion estimated bargain purchase gain in Corporate.
–Total Markets revenue declined reflecting lower Markets NII, largely offset by higher NIR.
•Noninterest expense was $20.8 billion, up 11%, driven by higher compensation expense due to additional headcount and the impact of wage inflation, $599 million expense associated with the First Republic acquisition, higher technology and marketing investments and higher legal expense.

•The provision for credit losses was $2.9 billion, reflecting a $1.5 billion net addition to the allowance for credit losses and $1.4 billion of net charge-offs. The net addition to the allowance for credit losses included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments. The net addition also reflected:
–$233 million in consumer predominantly in Card Services, and
–$79 million in wholesale reflecting $389 million in CB, largely offset by a $243 million reduction in Corporate.
Net charge-offs increased $754 million, predominantly driven by CCB, primarily Card Services, as 30+ day delinquencies have returned to pre-pandemic levels.
The prior year included a $428 million net addition to the allowance for credit losses and net charge-offs of $657 million.
•The total allowance for credit losses was $24.3 billion at June 30, 2023. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.75%, compared with 1.69% in the prior year.
•The Firm’s nonperforming assets totaled $7.8 billion at June 30, 2023, relatively flat from the prior year, as lower consumer nonaccrual loans due to loan sales in the prior year were offset by higher wholesale nonaccrual loans, reflecting client-specific downgrades. Refer to Wholesale Credit Portfolio on pages 70-79 for additional information.
•Firmwide average loans of $1.2 trillion were up 13%, driven by higher loans in CCB and CB, largely as a result of the First Republic acquisition.
•Firmwide average deposits of $2.4 trillion were down 6%, driven by:
–the continued migration into higher-yielding investments in AWM; declines in CIB and CB primarily due to continued deposit attrition, which for CIB included actions to reduce certain deposits; and a net decline in CCB primarily from existing accounts due to increased customer spending, partially offset by
–the impact of the First Republic acquisition in CCB, and an increase in Corporate related to the Firm's international consumer initiatives.
Refer to Liquidity Risk Management on pages 54-61 for additional information.

Selected capital and other metrics
•CET1 capital was $236 billion, and the Standardized and Advanced CET1 ratios were 13.8% and 13.9%, respectively.
•SLR was 5.8%.
•TBVPS grew 15%, ending the second quarter of 2023 at $79.90.
•As of June 30, 2023, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $792 billion and unencumbered marketable securities with a fair value of approximately $620 billion, resulting in approximately $1.4 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 54-61 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 10-15 and pages 16-19, respectively, for a further discussion of the Firm's results; and Business Segment Results on page 24 and Note 28 for additional information on the First Republic acquisition.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four lines of business ("LOB") are presented below for the second quarter of 2023.

CCB ROE 38%
•Average deposits down 2%; client investment assets up 42%
•Average loans up 19% year-over-year ("YoY") and 15% quarter-over-quarter ("QoQ"); Card Services net charge-off rate of 2.41%
•Debit and credit card sales volume(a) up 7%
•Active mobile customers(b) up 10%

CIB ROE 15%	•#1 ranking for Global Investment Banking fees with 8.4% wallet share year-to-date •Total Markets revenue of $7.0 billion, down 10%, with Fixed Income Markets down 3% and Equity Markets down 20%
CB ROE 16%	•Gross Investment Banking and Markets revenue of $767 million, down 3% •Average loans up 23% YoY and 14% QoQ; average deposits down 8%
AWM ROE 29%	•Assets under management ("AUM") of $3.2 trillion, up 16% •Average loans up 1% YoY and 4% QoQ; average deposits down 21%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days. As of June 30, 2023, excludes the impact of the First Republic acquisition.
Refer to the Business Segment Results on pages 22-46 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2023, consisting of:

$ 1.2 trillion	Total credit provided and capital raised (including loans and commitments)

$120 billion	Credit for consumers

$17 billion	Credit for U.S. small businesses

$520 billion	Credit for corporations

$535 billion	Capital raised for corporate clients and non-U.S. government entities

$24 billion	Credit and capital raised for nonprofit and U.S. government entities(a)
(a)Includes states, municipalities, hospitals and universities.

Recent events
•Basel III Finalization: In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity". Under the proposal, changes would include replacement of the advanced approach with an expanded risk-based approach, which would not permit the use of internal models for the calculation of risk-weighted assets, other than for Market risk. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the standardized approach. The proposal would significantly revise risk-based capital requirements for all banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). The proposed effective date is July 1, 2025 with a three year transition period applicable to the expanded risk-based approach.
•GSIB Surcharge: In July 2023, the Federal Reserve also released a proposal to amend the calculation of the GSIB surcharge. If adopted as proposed, these amendments would require the Firm to assess its GSIB surcharge on an annual basis, using the average of the quarterly surcharge calculations throughout the calendar year, with daily averaging required for certain measures within the surcharge calculation. Surcharge increments would be reduced from 50bp to 10bp and there would also be other technical amendments to the Method 2 calculation. The proposed amendments would revise risk-based capital requirements for the Firm and other U.S. GSIBs, and would become effective on two calendar quarters after the adoption of the final rule.
Refer to Capital Risk Management on pages 48-53 for additional information.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 95 of this Form 10-Q; Part I, Item 1A, Risk Factors on pages 9-32 of the 2022 Form 10-K; and Part II, Item 1A, Risk Factors on page 209 of this Form 10-Q for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2023 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
In May 2023, the FDIC issued a notice of proposed rulemaking recommending a special assessment related to the systemic risk determination made on March 12, 2023, to recover losses to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors resulting from recent bank resolutions. In its current form, the rule would impose a special assessment at an annual rate of 12.5 basis points on certain banks’ estimated uninsured deposits reported as of December 31, 2022. If this rule is finalized as proposed, the Firm expects to recognize an estimated assessment expense of approximately $3 billion (pre-tax) in the quarter in which the rule is finalized, which is expected to occur in the second half of 2023.
Full-year 2023
•Management expects both net interest income and net interest income excluding Markets to be approximately $87 billion, market dependent.
•Management expects adjusted expense to be approximately $84.5 billion, market dependent and excluding any FDIC special assessment.
•Management expects the net charge-off rate in Card Services to be approximately 2.6%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21.

Business Developments
First Republic acquisition
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver, for $67.9 billion, resulting in an estimated bargain purchase gain of $2.7 billion recorded in other income. In connection with the First Republic acquisition, the Firm issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note"), and entered into shared-loss agreements with the FDIC with respect to certain loans acquired and lending-related commitments assumed in the acquisition. Refer to Note 28 for additional information.
JPMorgan Chase’s Consolidated Financial Statements as of and for the period ended June 30, 2023 reflect the impact of the First Republic acquisition. Where meaningful to the disclosure, the impact of the First Republic acquisition is disclosed in various sections of this Form 10-Q. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with the First Republic acquisition, to align with the Firm’s businesses and operations. The Firm also continues to evaluate to which segments certain clients, products and services associated with the First Republic acquisition, including deposits, should be allocated. Accordingly, reporting classifications and allocations may change in future periods, including across the Firm's segments.
Current market and economic conditions
Refer to Part I, Item 1A, Risk Factors on pages 9-32 of JPMorgan Chase's 2022 Form 10-K and Part II, Item 1A, Risk Factors on page 209 of this Form 10-Q for a discussion of material risk factors that could affect the Firm. These risk factors include potential impacts to the Firm associated with current market and economic conditions, including inflationary pressures, higher interest rates and geopolitical tensions (including secondary effects of the war in Ukraine), any or all of which could result in additional market disruption, government actions (including with respect to monetary policies), ongoing impacts to global supply chains, and other geopolitical risks.
Interbank Offered Rate (“IBOR”) transition
The publication of the remaining principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) ceased on June 30, 2023 (“LIBOR Cessation”). The one-month, three-month and six-month tenors of U.S. dollar LIBOR will continue to be published on a "synthetic" basis, which will allow market participants to use such rates for certain legacy LIBOR-linked contracts through September 30, 2024.
In the second quarter of 2023, the Firm successfully converted predominantly all of its cleared derivatives contracts linked to U.S. dollar LIBOR to the Secured Overnight Financing Rate (SOFR) as part of initiatives by the principal central counterparties (“CCPs”) to convert cleared derivatives prior to LIBOR Cessation. Nearly all of the Firm’s other U.S. dollar LIBOR-linked products that remained outstanding at LIBOR Cessation will be remediated through contractual fallback provisions or through the framework provided by the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”). The Firm continues its client outreach activities with respect to the limited amount of contracts that continue to reference “synthetic” U.S. dollar LIBOR in order to complete remediation by September 30, 2024.
Refer to Business Developments on page 50 of JPMorgan Chase's 2022 Form 10-K for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2023 and 2022, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 91-93 of this Form 10-Q and pages 149-152 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Investment banking fees	$1,513	$1,586	(5)%	$3,162	$3,594	(12)%
Principal transactions	6,910	4,990	38	14,525	10,095	44
Lending- and deposit-related fees	1,828	1,873	(2)	3,448	3,712	(7)
Asset management fees	3,774	3,517	7	7,239	7,169	1
Commissions and other fees	1,739	1,723	1	3,434	3,433	—
Investment securities losses	(900)	(153)	(488)	(1,768)	(547)	(223)
Mortgage fees and related income	278	378	(26)	499	838	(40)
Card income	1,094	1,133	(3)	2,328	2,108	10
Other income(a)(b)	3,292	540	NM	4,299	2,030	112
Noninterest revenue	19,528	15,587	25	37,166	32,432	15
Net interest income	21,779	15,128	44	42,490	29,000	47
Total net revenue	$41,307	$30,715	34%	$79,656	$61,432	30%
(a)    Included operating lease income of $716 million and $945 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 billion and $2.0 billion for the six months ended June 30, 2023 and 2022, respectively, and an estimated bargain purchase gain of $2.7 billion associated with the First Republic acquisition in Corporate for the three and six months ended June 30, 2023. Refer to Business Segment Results on page 24, and Notes 6 and 28 for additional information.
(b)    Includes losses on tax-oriented investments. Refer to Note 6 for additional information.
Quarterly results
Investment banking fees decreased in CIB, reflecting:
•lower advisory fees due to a lower level of announced deals in prior periods amid a challenging environment, largely offset by
•higher equity underwriting fees primarily due to higher convertible securities offerings and, in the second half of the quarter, follow-on offerings that benefited from the lower equity market volatility.
Refer to CIB segment results on pages 30-36 and Note 6 for additional information.
Principal transactions revenue increased, reflecting:
•higher Equity Markets revenue in principal transactions, primarily in Prime Finance,
•higher Fixed Income Markets revenue in principal transactions, driven by Securitized Products and Fixed Income Financing, partially offset by lower revenue in Rates and Currencies & Emerging Markets,
–the increase in Markets principal transactions revenue was more than offset by a decline in Markets NII, primarily due to higher funding costs
•the absence of $337 million of markdowns in the prior year on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio in CIB and CB,
•a gain of $36 million in Credit Adjustments & Other in CIB, compared with a loss of $218 million in the prior year, and
•higher revenue related to cash deployment transactions in Treasury and CIO, partially offset by
•net losses on certain legacy private equity investments in Corporate, compared with net gains in the prior year.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB, CB and Corporate segment results on pages 30-36, pages 37-40 and pages 45-46, respectively, and Note 6 for additional information.
Lending- and deposit-related fees decreased due to:
•lower cash management fees in CIB and CB associated with the higher level of credits earned by clients that reduce such fees, largely offset by
•higher lending-related fees driven by the impact of the First Republic acquisition in AWM and CCB.
Refer to CIB, CB and AWM segment results on pages 30-36, pages 37-40 and pages 41-44, respectively, and Note 6 for additional information.
Asset management fees increased driven by:
•higher management fees on strong net inflows in AWM, and
•the impact of the First Republic acquisition in CCB.
Refer to CCB and AWM segment results on pages 25-29 and

pages 41-44, respectively, and Note 6 for additional information; and Business Segment Results on page 24 for additional information on the First Republic acquisition.
Investment securities losses reflected higher net losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate segment results on pages 45-46 and Note 10 for additional information.
Mortgage fees and related income decreased in Home Lending, reflecting lower production revenue due to a decline in volume, and lower net mortgage servicing revenue. Refer to CCB segment results on pages 25-29 and Notes 6 and 15 for additional information.
Card income decreased driven by:
•lower net interchange income as a result of an increase to the rewards liability due to adjustments to the terms of certain reward programs in CCB, largely offset by
•higher payments-related revenue, reflecting growth in Commercial Card in CIB and CB.
Refer to CCB, CIB and CB segment results on pages 25-29, pages 30-36 and pages 37-40, respectively, Critical Accounting Estimates on pages 91-93, and Note 6 for additional information.
Other income increased, reflecting:
•the $2.7 billion estimated bargain purchase gain associated with the First Republic acquisition in Corporate,
•the absence of losses on equity investments in Payments in the prior year, and
•the impact of net investment hedges in Treasury and CIO,
partially offset by
•lower auto operating lease income in CCB due to a decline in volume, and
•the absence of a gain in the prior year on an equity-method investment received in partial satisfaction of a loan in CB.
Refer to Business Segment Results on page 24 and Note 28 for additional information on the First Republic acquisition; and Note 5 for additional information on net investment hedges.
Net interest income increased driven by higher rates and, to a lesser extent, the impact from the First Republic acquisition, partially offset by lower Markets net interest income and lower average deposit balances.
The Firm’s average interest-earning assets were $3.3 trillion, down $42 billion, and the yield was 5.01%, up 279 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.62%, an increase of 82 bps. The net yield excluding Markets was 3.83%, up 157 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 198 for further information; and Business Segment Results on page 24 and Note 28 for additional i nformation on the First Republic acquisition.
Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of Net yield excluding Markets.
Year-to-date results
Investment banking fees decreased in CIB, reflecting:
•lower debt underwriting fees as challenging market conditions resulted in lower issuance activity in acquisition financing, and
•lower advisory fees due to a lower level of announced deals in prior periods amid a challenging environment, partially offset by
•higher equity underwriting fees primarily due to higher convertible securities offerings and, in the second half of the second quarter, follow-on offerings that benefited from the lower equity market volatility.
Principal transactions revenue increased, reflecting:
•higher Fixed Income Markets net revenue in principal transactions, driven by Securitized Products and Fixed Income Financing, partially offset by lower revenue in Currencies & Emerging Markets and Rates,
•higher Equity Markets revenue in principal transactions, primarily in Prime Finance,
–the increase in Markets principal transactions revenue was more than offset by a decline in Markets NII, primarily due to higher funding costs
•losses of $117 million in Credit Adjustments & Other in CIB, driven by losses on certain components of fair value option elected liabilities, compared with losses of $742 million in the prior year, and
•higher revenue related to cash deployment transactions in Treasury and CIO.
Lending- and deposit-related fees decreased due to:
•lower cash management fees in CB and CIB associated with the higher level of credits earned by clients that reduce such fees, partially offset by
•higher lending-related fees driven by the impact of the First Republic acquisition in AWM and CCB.
Asset management fees increased driven by the impact of the First Republic acquisition in CCB.
Asset management fees in AWM was relatively flat, as the decline in market levels was predominantly offset by the removal of most money market fund fee waivers and the impact of net inflows.
Commissions and other fees was relatively flat. Refer to CIB and AWM segment results on pages 30-36 and pages 41-44, respectively, and Note 6 for additional information.
Investment securities losses reflected higher net losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in both periods in Treasury and CIO.
Mortgage fees and related income decreased driven by

Home Lending, reflecting lower production revenue due to a decline in volume, and lower net mortgage servicing revenue due to lower net gains in MSR risk management.
Card income increased driven by higher payments-related revenue, reflecting growth in Commercial Card in CIB and CB.
Net interchange income in CCB was relatively flat as the benefit in partner payments in the first quarter of 2023 related to a periodic tax refund on airline miles redeemed was offset by an increase to the rewards liability due to adjustments to the terms of certain reward programs.
Other income increased, reflecting:
•the $2.7 billion estimated bargain purchase gain associated with the First Republic acquisition in Corporate,
•the impact of net investment hedges in Treasury and CIO, and
•a gain of $339 million recognized in first quarter of 2023 in AWM on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity, partially offset by
•lower auto operating lease income in CCB due to a decline in volume,
•the absence of proceeds in the prior year from an insurance settlement,
•the absence of a gain in the prior year on an equity-method investment received in partial satisfaction of a loan in CB, and
•lower net gains related to certain other Corporate investments.
Net interest income increased driven by higher rates and, to a lesser extent, higher revolving balances in Card Services and the impact from the First Republic acquisition, partially offset by lower Markets net interest income and lower average deposit balances.
The Firm’s average interest-earning assets were $3.3 trillion, down $113 billion, and the yield was 4.85%, up 281 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.63%, an increase of 89 bps. The net yield excluding Markets was 3.82%, up 171 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Consumer, excluding credit card	$555	$62	NM	$803	$235	242%
Credit card	1,324	730	81%	2,546	1,236	106
Total consumer	1,879	792	137	3,349	1,471	128
Wholesale	1,007	303	232	1,811	1,088	66
Investment securities	13	6	117	14	5	180
Total provision for credit losses	$2,899	$1,101	163%	$5,174	$2,564	102%
Quarterly results
The provision for credit losses was $2.9 billion, reflecting a $1.5 billion net addition to the allowance for credit losses and $1.4 billion of net charge-offs.
The net addition to the allowance for credit losses included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments, composed of $763 million in wholesale and $400 million in consumer.
The net addition also reflected:
•$233 million in consumer predominantly in Card Services, and
•$79 million in wholesale reflecting $389 million in CB, largely offset by a $243 million reduction in Corporate.
Net charge-offs increased $754 million, predominantly driven by CCB, primarily Card Services, as 30+ day delinquencies have returned to pre-pandemic levels.
The prior year included a $428 million net addition to the allowance for credit losses and net charge-offs of $657 million.
Refer to CCB segment results on pages 25-29, CIB on pages 30-36, CB on pages 37-40, AWM on pages 41-44, Corporate on pages 45-46; Allowance for Credit Losses on pages 80-82; Notes 10 and 13 for additional information on the credit portfolio and the allowance for credit losses; and Business segment results on page 24 for additional information on the First Republic acquisition.
Year-to-date results
The provision for credit losses was $5.2 billion, reflecting a $2.6 billion net addition to the allowance for credit losses and $2.5 billion of net charge-offs.
The net addition to the allowance for credit losses included $1.5 billion, consisting of:
•$800 million in wholesale, predominantly driven by net downgrade activity, updates to certain assumptions related to office real estate in CB in the second quarter of 2023, and the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, and
•$649 million in consumer, predominantly driven by Card Services, reflecting loan growth, the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, and the additional weight placed on the adverse scenarios in the first quarter of 2023, partially offset by reduced borrower uncertainty.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023.
Net charge-offs increased $1.3 billion, predominantly driven by CCB, primarily Card Services, as 30+ day delinquencies have returned to pre-pandemic levels.
The prior year included a $1.3 billion net addition to the allowance for credit losses and net charge-offs of $1.2 billion.

Noninterest expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Compensation expense	$11,216	$10,301	9%	$22,892	$21,088	9%
Noncompensation expense:
Occupancy	1,070	1,129	(5)	2,185	2,263	(3)
Technology, communications and equipment(a)	2,267	2,376	(5)	4,451	4,736	(6)
Professional and outside services	2,561	2,469	4	5,009	5,041	(1)
Marketing	1,122	881	27	2,167	1,801	20
Other expense(b)(c)	2,586	1,593	62	4,225	3,011	40
Total noncompensation expense	9,606	8,448	14	18,037	16,852	7
Total noninterest expense	$20,822	$18,749	11%	$40,929	$37,940	8%
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal expense of $420 million and $73 million for the three months ended June 30, 2023 and 2022, respectively, and $596 million and $192 million for the six months ended June 30, 2023 and 2022, respectively; as well as FDIC-related expense of $338 million and $216 million for the three months ended June 30, 2023 and 2022, respectively, and $655 million and $414 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 6 for additional information.
(c)Included expense associated with the First Republic acquisition of $599 million for the three and six months ended June 30, 2023. Refer to Business Segment Results on page 24 for additional information.
Quarterly results
Compensation expense increased driven by:
•additional headcount, primarily in technology and front office, as well as the impact of wage inflation, and
•higher revenue-related compensation in AWM, partially offset by a decline in revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•$599 million expense associated with the First Republic acquisition, substantially all of which is in Corporate,
•higher investments in the businesses, including marketing and technology,
•higher legal expense, largely in Corporate, and
•higher structural expense, including the impact of the increase in the FDIC assessment that was announced in October 2022, partially offset by
•lower volume-related expense, reflecting lower depreciation expense on lower Auto lease assets.
Refer to Business Segment Results on page 24 for additional information on the First Republic acquisition.
Year-to-date results
Compensation expense increased driven by:
•additional headcount, primarily in technology and front office, as well as the impact of wage inflation, and
•higher revenue-related compensation in AWM, partially offset by a decline in revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•expense associated with the First Republic acquisition, substantially all of which is in Corporate,
•higher investments in the business, including marketing and technology,
•higher legal expense across the LOBs and Corporate, and
•higher structural expense, including the impact of the increase in the FDIC assessment that was announced in October 2022, and higher travel and entertainment expense, partially offset by
•lower volume-related expense, reflecting lower depreciation expense on lower Auto lease assets.

Income tax expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Income before income tax expense	$17,586	$10,865	62%	$33,553	$20,928	60%
Income tax expense	3,114	2,216	41	6,459	3,997	62
Effective tax rate	17.7%	20.4%		19.3%	19.1%

Quarterly results
The effective tax rate decreased, reflecting:
•the impact of the income tax expense associated with the First Republic acquisition that was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm’s effective tax rate of 3.4 percentage points, partially offset by
•the higher level of pre-tax income and changes in the mix of income and expenses subject to U.S. federal and state and local taxes.

Year-to-date results
The effective tax rate was relatively flat, reflecting:
•the higher level of pre-tax income and changes in the mix of income and expenses subject to U.S. federal and state and local taxes, as well as the lower benefits related to vesting of employee stock based awards, predominantly offset by
•the impact of the income tax expense associated with the First Republic acquisition that was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm’s effective tax rate.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2023, and December 31, 2022.

Selected Consolidated balance sheets data
(in millions)	June 30, 2023	December 31, 2022	Change
Assets
Cash and due from banks	$26,064	$27,697	(6)%
Deposits with banks	469,059	539,537	(13)
Federal funds sold and securities purchased under resale agreements	325,628	315,592	3
Securities borrowed	163,563	185,369	(12)
Trading assets	636,996	453,799	40
Available-for-sale securities	203,262	205,857	(1)
Held-to-maturity securities	408,941	425,305	(4)
Investment securities, net of allowance for credit losses	612,203	631,162	(3)
Loans	1,300,069	1,135,647	14
Allowance for loan losses	(21,980)	(19,726)	(11)
Loans, net of allowance for loan losses	1,278,089	1,115,921	15
Accrued interest and accounts receivable	111,561	125,189	(11)
Premises and equipment	29,493	27,734	6
Goodwill, MSRs and other intangible assets	64,238	60,859	6
Other assets	151,346	182,884	(17)
Total assets	$3,868,240	$3,665,743	6%
Cash and due from banks and deposits with banks decreased primarily as a result of the First Republic acquisition, which included the impact of the repayment of deposits provided to First Republic Bank in March 2023 by the consortium of large U.S. banks and amounts paid to the FDIC, as well as CIB Markets activities. Deposits with banks reflect the Firm’s placement of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased due to the impact of a lower level of netting on a reduced level of resale balances in Markets.
Securities borrowed decreased driven by Markets, reflecting lower client-driven activities and lower demand for securities to cover short positions.
Refer to Note 11 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to higher levels of debt and equity instruments in Markets, in response to demand from client-driven market-making activities, and when compared with the seasonally lower levels at year-end. Refer to Notes 2 and 5 for additional information.
Investment securities decreased due to:
•lower available-for-sale ("AFS") securities driven by paydowns, maturities and net sales, partially offset by $25.8 billion of securities associated with the First Republic acquisition as well as the transfer of securities from held-to-maturity in the first quarter of 2023 (“HTM”), and
•lower HTM securities driven by paydowns, maturities and the transfer of securities to AFS.
Refer to Corporate segment results on pages 45-46,
Investment Portfolio Risk Management on page 83, and Notes 2 and 10 for additional information.
Loans increased, reflecting:
•$150 billion of loans associated with the First Republic acquisition, primarily reflected in CCB, CB and AWM.
The increase also included:
•growth in new accounts and revolving balances which continued to normalize to pre-pandemic levels in Card Services, and
•higher revolver utilization and originations in CB,
partially offset by
•lower securities-based lending in AWM.
The allowance for loan losses increased, reflecting:
•a net addition to the allowance for loan losses of $1.8 billion, consisting of:
–$1.1 billion in wholesale, predominantly driven by net downgrade activity, updates to certain assumptions related to office real estate in CB in the second quarter of 2023, and the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, and
–$620 million in consumer, predominantly driven by Card Services, reflecting loan growth, the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, and the additional weight placed on the adverse scenarios in the first quarter of 2023, partially offset by reduced borrower uncertainty, and
•$1.1 billion to establish the allowance for the First Republic loans in the second quarter of 2023.

The allowance for loan losses also reflected a reduction of $587 million, on January 1, 2023, as a result of the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. References in this Form 10-Q to "changes to the TDR accounting guidance" pertain to the Firm's adoption of this guidance.
There was also a $196 million net reduction in the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets, which included a $97 million addition to establish the allowance for the First Republic lending-related commitments.
Refer to Credit and Investment Risk Management on pages 62-83, and Notes 2, 3, 12 and 13 for additional information on loans and the total allowance for credit losses; and Business Segment Results on page 24 and Note 28 for additional information on the First Republic acquisition.
Accrued interest and accounts receivable decreased primarily due to lower client receivables related to client-driven activities in Markets.
Premises and equipment increased as a result of the First Republic acquisition, largely lease right-of-use assets, and the construction-in-process associated with the Firm's headquarters. Refer to Note 17 for information on leases.
Goodwill, MSRs and other intangible assets increased predominantly due to the other intangibles and goodwill related to the Firm's acquisition of the remaining 51% interest in CIFM, and the core deposit intangibles associated with the First Republic acquisition. Refer to Note 15 and 28 for additional information.
Other assets decreased reflecting lower cash collateral placed with central counterparties ("CCPs").

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2023	December 31, 2022	Change
Liabilities
Deposits	$2,398,962	$2,340,179	3%
Federal funds purchased and securities loaned or sold under repurchase agreements	266,272	202,613	31
Short-term borrowings	41,022	44,027	(7)
Trading liabilities	178,809	177,976	—
Accounts payable and other liabilities	286,934	300,141	(4)
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	19,647	12,610	56
Long-term debt	364,078	295,865	23
Total liabilities	3,555,724	3,373,411	5
Stockholders’ equity	312,516	292,332	7
Total liabilities and stockholders’ equity	$3,868,240	$3,665,743	6%
Deposits increased, reflecting:
•increases in CIB due to deposit inflows related to client-driven activities and net issuances of structured notes as a result of client demand,
•$68 billion of deposits in CCB associated with the First Republic acquisition, partially offset by a net decline primarily in existing accounts due to increased customer spending, and
•an increase in Corporate related to the Firm's international consumer initiatives, partially offset by
•the continued migration into higher-yielding investments in AWM as a result of the rising interest rate environment, and
•ongoing attrition in CB driven by higher rates and seasonal outflows, predominantly offset by inflows as a result of disruptions in the market in the first quarter of 2023.
Federal funds purchased and securities loaned or sold under repurchase agreements increased due to higher secured financing of trading assets and the impact of a lower level of netting on client-driven market-making activities in Markets.
Short-term borrowings decreased predominantly as a result of lower financing requirements in Markets, partially offset by short-term FHLB advances associated with the First Republic acquisition in Treasury and CIO.
Refer to Liquidity Risk Management on pages 54-61 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 16 for deposits and Note 11 for federal funds purchased and securities loaned or sold under repurchase agreements; Business Segment Results on page 24 and Note 28 for additional information on the First Republic acquisition.
Trading liabilities: refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities decreased primarily due to lower client payables related to client-driven activities in Markets.
Beneficial interests issued by consolidated VIEs increased driven by higher levels of Firm-administered multi-seller conduit commercial paper held by third parties, reflecting changes in the Firm’s short-term liquidity management, and an increase in loans in the conduits in CIB. Refer to Liquidity Risk Management on pages 54-61 and Notes 14 and 24 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.

Long-term debt increased, reflecting the impact of the First Republic acquisition, which included the Purchase Money Note issued to the FDIC, and $25 billion of FHLB advances, partially offset by maturities and redemptions in Treasury and CIO. Refer to Liquidity Risk Management on pages 54-61; and Note 28 for additional information on the First Republic acquisition.
Stockholders’ equity: refer to Consolidated statements of changes in stockholders’ equity on page 99, Capital Actions on page 52, and Note 21 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2023 and 2022.

(in millions)	Six months ended June 30,
	2023	2022
Net cash provided by/(used in)
Operating activities	$(92,376)	$24,101
Investing activities	5,551	(125,811)
Financing activities	14,642	48,970
Effect of exchange rate changes on cash	72	(18,834)
Net increase/(decrease) in cash and due from banks and deposits with banks	$(72,111)	$(71,574)
Operating activities
•In 2023, cash used resulted from higher trading assets and lower accounts payable, partially offset by lower other assets, securities borrowed and accrued interest and accounts receivable.
•In 2022, cash provided reflected higher accounts payable and other liabilities, trading liabilities, and net proceeds from loans held-for-sale, predominantly offset by higher trading assets and accrued interest and accounts receivable.
Investing activities
•In 2023, cash provided reflected net proceeds from investment securities, largely offset by higher net originations of loans, higher securities purchased under resale agreements, and net cash used in the First Republic acquisition.
•In 2022, cash used resulted from higher securities purchased under resale agreements, net originations of loans, and net purchases of investment securities.
Financing activities
•In 2023, cash provided reflected higher securities loaned or sold under repurchase agreements, largely offset by net activity in deposits, which included the impact of the repayment of the deposits provided to First Republic Bank by the consortium of large U.S. banks that the Firm assumed as part of the First Republic acquisition, as well as net payments on long- and short-term borrowings.
•In 2022, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 16-19, Capital Risk Management on pages 48-53, and Liquidity Risk Management on pages 54-61, and the Consolidated Statements of Cash Flows on page 100 of this Form 10-Q, and pages 97-104 of JPMorgan Chase’s 2022 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 96-100.
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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2023			2022
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$3,292	$990	$4,282	$540	$812	$1,352
Total noninterest revenue	19,528	990	20,518	15,587	812	16,399
Net interest income	21,779	104	21,883	15,128	103	15,231
Total net revenue	41,307	1,094	42,401	30,715	915	31,630
Total noninterest expense	20,822	NA	20,822	18,749	NA	18,749
Pre-provision profit	20,485	1,094	21,579	11,966	915	12,881
Provision for credit losses	2,899	NA	2,899	1,101	NA	1,101
Income before income tax expense	17,586	1,094	18,680	10,865	915	11,780
Income tax expense	3,114	1,094	4,208	2,216	915	3,131
Net income	$14,472	NA	$14,472	$8,649	NA	$8,649

Overhead ratio	50%	NM	49%	61%	NM	59%

	Six months ended June 30,
	2023			2022
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$4,299	$1,857	$6,156	$2,030	$1,587	$3,617
Total noninterest revenue	37,166	1,857	39,023	32,432	1,587	34,019
Net interest income	42,490	224	42,714	29,000	201	29,201
Total net revenue	79,656	2,081	81,737	61,432	1,788	63,220
Total noninterest expense	40,929	NA	40,929	37,940	NA	37,940
Pre-provision profit	38,727	2,081	40,808	23,492	1,788	25,280
Provision for credit losses	5,174	NA	5,174	2,564	NA	2,564
Income before income tax expense	33,553	2,081	35,634	20,928	1,788	22,716
Income tax expense	6,459	2,081	8,540	3,997	1,788	5,785
Net Income	$27,094	NA	$27,094	$16,931	NA	$16,931

Overhead ratio	51%	NM	50%	62%	NM	60%
(a)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Net interest income – reported	$21,779	$15,128	44%	$42,490	$29,000	47%
Fully taxable-equivalent adjustments	104	103	1	224	201	11
Net interest income – managed basis(a)	$21,883	$15,231	44	$42,714	$29,201	46
Less: Markets net interest income(b)	(487)	1,549	NM	(592)	3,767	NM
Net interest income excluding Markets(a)	$22,370	$13,682	63	$43,306	$25,434	70

Average interest-earning assets	$3,343,780	$3,385,894	(1)	$3,280,619	$3,393,879	(3)
Less: Average Markets interest-earning assets(b)	1,003,877	957,304	5	993,283	960,556	3
Average interest-earning assets excluding Markets	$2,339,903	$2,428,590	(4)%	$2,287,336	$2,433,323	(6)%
Net yield on average interest-earning assets – managed basis	2.62%	1.80%		2.63%	1.74%
Net yield on average Markets interest-earning assets(b)	(0.19)	0.65		(0.12)	0.79
Net yield on average interest-earning assets excluding Markets	3.83%	2.26%		3.82%	2.11%

Noninterest revenue – reported	$19,528	$15,587	25%	$37,166	$32,432	15%
Fully taxable-equivalent adjustments	990	812	22	1,857	1,587	17
Noninterest revenue – managed basis	$20,518	$16,399	25	$39,023	$34,019	15
Less: Markets noninterest revenue(b)	7,505	6,241	20	15,992	12,776	25
Noninterest revenue excluding Markets	$13,013	$10,158	28	$23,031	$21,243	8

Memo: Total Markets net revenue(b)	$7,018	$7,790	(10)	$15,400	$16,543	(7)
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 35 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2023	Dec 31, 2022	Three months ended June 30,		Six months ended June 30,
			2023	2022	2023	2022
Common stockholders’ equity	$285,112	$264,928	$277,885	$247,986	$274,560	$250,234
Less: Goodwill	52,380	51,662	52,342	50,575	52,031	50,442
Less: Other intangible assets	3,629	1,224	2,191	1,119	1,746	1,007
Add: Certain deferred tax liabilities(a)	3,097	2,510	2,902	2,503	2,727	2,500
Tangible common equity	$232,200	$214,552	$226,254	$198,795	$223,510	$201,285

Return on tangible common equity	NA	NA	25%	17%	24%	16%
Tangible book value per share	$79.90	$73.12	NA	NA	NA	NA
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

Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 84-89 for additional information.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. As of June 30, 2023, the Firm updated its line of business capital allocations to reflect the impact of the First Republic acquisition. Refer to Line of business equity on page 51, and page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 61-62 and Note 32 of JPMorgan Chase’s 2022 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended June 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2023	2022		Change	2023	2022		Change	2023	2022	Change
Total net revenue	$17,233	$12,558	(a)	37%	$12,519	$12,003	(a)	4%	$3,988	$2,683	49%
Total noninterest expense	8,313	7,658	(a)	9	6,894	6,810	(a)	1	1,300	1,156	12
Pre-provision profit/(loss)	8,920	4,900		82	5,625	5,193		8	2,688	1,527	76
Provision for credit losses	1,862	761		145	38	59		(36)	1,097	209	425
Net income/(loss)	5,306	3,108	(a)	71	4,092	3,717	(a)	10	1,208	994	22
Return on equity (“ROE”)	38%	24%			15%	14%			16%	15%

Three months ended June 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2023	2022	Change	2023	2022	Change	2023	2022	Change
Total net revenue	$4,943	$4,306	15%	$3,718	$80	NM	$42,401	$31,630	34%
Total noninterest expense	3,163	2,919	8	1,152	206	459	20,822	18,749	11
Pre-provision profit/(loss)	1,780	1,387	28	2,566	(126)	NM	21,579	12,881	68
Provision for credit losses	145	44	230	(243)	28	NM	2,899	1,101	163
Net income/(loss)	1,226	1,004	22	2,640	(174)	NM	14,472	8,649	67
ROE	29%	23%		NM	NM		20%	13%

Six months ended June 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2023	2022		Change	2023	2022		Change	2023	2022	Change
Total net revenue	$33,689	$24,740	(a)	36%	$26,119	$25,579	(a)	2%	$7,499	$5,081	48%
Total noninterest expense	16,378	15,313	(a)	7	14,377	14,173	(a)	1	2,608	2,285	14
Pre-provision profit/(loss)	17,311	9,427		84	11,742	11,406		3	4,891	2,796	75
Provision for credit losses	3,264	1,439		127	96	504		(81)	1,514	366	314
Net income/(loss)	10,549	6,016	(a)	75	8,513	8,089	(a)	5	2,555	1,844	39
ROE	39%	23%			15%	15%			17%	14%

Six months ended June 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2023	2022	Change	2023	2022	Change	2023	2022	Change
Total net revenue	$9,727	$8,621	13%	$4,703	$(801)	NM	$81,737	$63,220	29%
Total noninterest expense	6,254	5,779	8	1,312	390	236	40,929	37,940	8
Pre-provision profit/(loss)	3,473	2,842	22	3,391	(1,191)	NM	40,808	25,280	61
Provision for credit losses	173	198	(13)	127	57	123	5,174	2,564	102
Net income/(loss)	2,593	2,012	29	2,884	(1,030)	NM	27,094	16,931	60
ROE	31%	23%		NM	NM		19%	13%
(a)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.

The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2023 versus the corresponding period in the prior year, unless otherwise specified.
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
Selected metrics - Wealth Management

	June 30, 2023		June 30, 2022
Client assets (in billions)(a)	$2,862	(b)	$2,177
Number of client advisors	8,367		7,756
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)As of June 30, 2023, included $150.9 billion of client investment assets associated with the First Republic acquisition.

Selected metrics - J.P. Morgan Payments

(in millions, except where otherwise noted)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total net revenue(a)	$4,729	$3,130	$9,187	$5,725
Merchant processing volume (in billions)	600.1	539.6	1,158.9	1,029.8
Average deposits (in billions)	720	816	714	819
(a) Excludes the net impact of equity investments.
Segment information related to the First Republic acquisition
The following table presents selected impacts to CCB, CB, AWM and Corporate associated with the First Republic acquisition.

	As of or for the three and six months ended June 30, 2023
(in millions)	Consumer & Community Banking	Commercial Banking	Asset & Wealth Management	Corporate		Total
Selected Income Statement Data
Revenue
Asset management fees	$107	$—	$—	$—		$107
All other income	105	—	174	2,762	(a)	3,041
Noninterest revenue	212	—	174	2,762		3,148
Net interest income	619	178	129	(29)		897
Total net revenue	831	178	303	2,733		4,045

Provision for credit losses	408	608	146	—		1,162
Noninterest expense	37	—	—	562		599
Net income	293	(327)	119	2,301		2,386

Selected Balance Sheet Data (period-end)
Loans	$94,721	$39,500	$13,696	$—		$147,917	(b)
Deposits	68,351	—	—	—		68,351
(a)Reflects the estimated bargain purchase gain of $2.7 billion recorded in other income. Refer to Note 28 for additional information.
(b)Excluded $1.9 billion of loans transferred to the CIB.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2023 and 2022.

CONSUMER & COMMUNITY BANKING
Refer to pages 63-66 of JPMorgan Chase's 2022 Form 10-K and Line of Business Metrics on page 206 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,					Six months ended June 30,
(in millions, except ratios)	2023		2022		Change	2023		2022		Change
Revenue
Lending- and deposit-related fees	$841		$855		(2)%	$1,664		$1,660		—%
Asset management fees	816	(d)	684		19	1,492	(d)	1,410		6
Mortgage fees and related income	274		377		(27)	497		833		(40)
Card income	483		621	(f)	(22)	1,222		1,162	(f)	5
All other income(a)	1,129	(d)	1,313	(f)	(14)	2,291	(d)	2,640	(f)	(13)
Noninterest revenue	3,543		3,850		(8)	7,166		7,705		(7)
Net interest income	13,690	(d)	8,708		57	26,523	(d)	17,035		56
Total net revenue	17,233		12,558		37	33,689		24,740		36

Provision for credit losses	1,862	(d)	761		145	3,264	(d)	1,439		127

Noninterest expense
Compensation expense	3,628		3,237		12	7,173		6,408		12
Noncompensation expense(b)	4,685	(d)	4,421	(f)	6	9,205	(d)	8,905	(f)	3
Total noninterest expense	8,313		7,658		9	16,378		15,313		7
Income before income tax expense	7,058		4,139		71	14,047		7,988		76
Income tax expense	1,752		1,031	(f)	70	3,498		1,972	(f)	77
Net income	$5,306		$3,108		71	$10,549		$6,016		75

Revenue by line of business
Banking & Wealth Management	$10,936	(e)	$6,502	(f)	68	$20,977	(e)	$12,517	(f)	68
Home Lending	1,007	(e)	1,001		1	1,727	(e)	2,170		(20)
Card Services & Auto	5,290		5,055		5	10,985		10,053		9

Mortgage fees and related income details:
Production revenue	102		150		(32)	177		361		(51)
Net mortgage servicing revenue(c)	172		227		(24)	320		472		(32)
Mortgage fees and related income	$274		$377		(27)%	$497		$833		(40)%

Financial ratios
Return on equity	38%		24%			39%		23%
Overhead ratio	48		61			49		62
(a)Primarily includes operating lease income and commissions and other fees. For the three months ended June 30, 2023 and 2022, operating lease income was $704 million and $929 million, respectively, and $1.4 billion and $2.0 billion for the six months ended June 30, 2023 and 2022, respectively.
(b)Included depreciation expense on leased assets of $445 million and $652 million for the three months ended June 30, 2023 and 2022, respectively, and $852 million and $1.3 billion for the six months ended June 30, 2023 and 2022, respectively.
(c)Included MSR risk management results of $25 million and $28 million for the three months ended June 30, 2023 and 2022, respectively, and $13 million and $137 million for the six months ended June 30, 2023 and 2022, respectively.
(d)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.
(e)For the three and six months ended June 30, 2023, included $596 million and $235 million for Banking & Wealth Management and Home Lending, respectively, associated with the First Republic acquisition.
(f)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.

Quarterly results
Net income was $5.3 billion, up 71%.
Net revenue was $17.2 billion, an increase of 37%.
Net interest income was $13.7 billion, up 57%, driven by:
•deposit margin expansion on higher rates in Banking & Wealth Management ("BWM"), and
•higher NII in Card Services driven by increased revolving balances.
Noninterest revenue was $3.5 billion, down 8%, driven by:
•lower auto operating lease income as a result of a decline in volume, and
•a decrease in card income driven by lower net interchange, as a result of an increase to the rewards liability due to adjustments to certain reward program terms, partially offset by
•higher asset management fees in BWM predominantly driven by the impact of the First Republic acquisition.
Refer to Note 6 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 91-93 for card income.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $8.3 billion, up 9%, driven by:
•higher compensation expense, including wage inflation and headcount growth, as well as higher marketing and technology, partially offset by
•lower auto lease depreciation on lower auto lease assets.
The provision for credit losses was $1.9 billion, and included:
•net charge-offs of $1.3 billion, up $640 million, predominantly driven by Card Services, as 30+ day delinquencies have returned to pre-pandemic levels, and
•a $611 million net addition to the allowance for credit losses, reflecting $408 million to establish the allowance for the First Republic loans and lending-related commitments. The net addition also included $203 million driven by Card Services, reflecting loan growth, and the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, largely offset by reduced borrower uncertainty.
The prior year included a $150 million addition to the allowance for credit losses in Card Services.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for a further discussion of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $10.5 billion, up 75%.
Net revenue was $33.7 billion, an increase of 36%.
Net interest income was $26.5 billion, up 56%, driven by:
•deposit margin expansion on higher rates, partially offset by lower average deposits in BWM, and
•higher NII in Card Services driven by increased revolving balances, partially offset by
•the impact of lower PPP loan forgiveness in BWM.
Noninterest revenue was $7.2 billion, down 7%, driven by:
•lower auto operating lease income as a result of a decline in volume and
•in Home Lending, lower production revenue from a decline in volume and lower net mortgage servicing revenue predominantly driven by lower net gains on MSR risk management, partially offset by
•higher travel-related commissions in Card Services,
•higher asset management fees in BWM driven by the impact of the First Republic acquisition.
Card income was relatively flat as the increase in net interchange in the first quarter of 2023 due to a reduction in rewards costs and partner payments related to a periodic tax refund on airline miles redeemed was offset by an increase to the rewards liability due to adjustments to certain reward program terms in the second quarter of 2023.
Noninterest expense was $16.4 billion, up 7%, driven by:
•higher compensation expense, including wage inflation and headcount growth, as well as higher marketing and technology, partially offset by
•lower auto lease depreciation on lower auto lease assets.
The provision for credit losses was $3.3 billion, and included:
•net charge-offs of $2.3 billion, up $1.1 billion, predominantly driven by Card Services, as 30+ day delinquencies have returned to pre-pandemic levels, and
•a $553 million net addition, predominantly driven by Card Services, reflecting loan growth, the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, and the additional weight placed on the adverse scenarios in the first quarter of 2023, partially offset by reduced borrower uncertainty, and
•a $408 million net addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023.
The prior year included a $275 million addition to the allowance for credit losses in Card Services and Home Lending.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Selected balance sheet data (period-end)
Total assets	$620,193		$500,219	24%	$620,193		$500,219	24%
Loans:
Banking & Wealth Management(a)	30,959	(d)	31,494	(2)	30,959	(d)	31,494	(2)
Home Lending(b)	262,432	(d)	176,939	48	262,432	(d)	176,939	48
Card Services	191,353		165,494	16	191,353		165,494	16
Auto	73,587		67,842	8	73,587		67,842	8
Total loans	558,331		441,769	26	558,331		441,769	26
Deposits	1,173,514	(e)	1,178,825	—	1,173,514	(e)	1,178,825	—
Equity	55,500		50,000	11	55,500		50,000	11
Selected balance sheet data (average)
Total assets	$576,417		$496,177	16	$541,788		$492,592	10
Loans:
Banking & Wealth Management	30,628	(f)	32,294	(5)	29,572	(f)	33,014	(10)
Home Lending(c)	229,569	(f)	177,330	29	201,005	(f)	176,911	14
Card Services	187,028		158,434	18	183,758		153,941	19
Auto	71,083		68,569	4	69,920		68,908	1
Total loans	518,308		436,627	19	484,255		432,774	12
Deposits	1,157,309	(g)	1,180,453	(2)	1,135,261	(g)	1,167,057	(3)
Equity	54,346		50,000	9	53,180		50,000	6

Headcount	137,087		130,907	5%	137,087		130,907	5%
(a)At June 30, 2023 and 2022, included $163 million and $1.5 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(b)At June 30, 2023 and 2022, Home Lending loans held-for-sale and loans at fair value were $3.9 billion and $5.2 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $5.3 billion and $8.1 billion for the three months ended June 30, 2023 and 2022, respectively, and $4.4 billion and $9.5 billion for the six months ended June 30, 2023 and 2022, respectively.
(d)As of June 30, 2023, included $3.4 billion and $91.3 billion for Banking & Wealth Management and Home Lending, respectively, associated with the First Republic acquisition.
(e)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.
(f)For the three months ended June 30, 2023, included $2.7 billion and $57.2 billion for Banking & Wealth Management and Home Lending, respectively, and for the six months ended June 30, 2023, included $1.4 billion and $28.7 billion for Banking & Wealth Management and Home Lending, respectively, associated with the First Republic acquisition.
(g)For the three and six months ended June 30, 2023, included $47.2 billion and $23.7 billion, respectively, associated with the First Republic acquisition.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2023	2022	Change	2023	2022	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$3,823	$4,217	(9)%	$3,823	$4,217	(9)%
Net charge-offs/(recoveries)
Banking & Wealth Management	92	81	14	171	170	1
Home Lending	(28)	(68)	59	(46)	(137)	66
Card Services	1,124	580	94	2,046	1,086	88
Auto	63	18	250	132	45	193
Total net charge-offs/(recoveries)	$1,251	$611	105	$2,303	$1,164	98

Net charge-off/(recovery) rate
Banking & Wealth Management(c)	1.20%	1.01%		1.17%	1.04%
Home Lending	(0.05)	(0.16)		(0.05)	(0.16)
Card Services	2.41	1.47		2.25	1.42
Auto	0.36	0.11		0.38	0.13
Total net charge-off/(recovery) rate	0.98%	0.57%		0.97%	0.55%

30+ day delinquency rate
Home Lending(d)(e)	0.58%	0.85%		0.58%	0.85%
Card Services	1.70	1.05		1.70	1.05
Auto	0.92	0.69		0.92	0.69

90+ day delinquency rate - Card Services	0.84%	0.51%		0.84%	0.51%

Allowance for loan losses
Banking & Wealth Management	$731	$697	5	$731	$697	5
Home Lending	777 (f)	785	(1)	777 (f)	785	(1)
Card Services	11,600	10,400	12	11,600	10,400	12
Auto	717	740	(3)	717	740	(3)
Total allowance for loan losses	$13,825 (g)	$12,622	10%	$13,825 (g)	$12,622	10%
(a)At June 30, 2023 and 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $139 million and $257 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At June 30, 2023 and 2022, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for further information on consumer assistance.
(c)At June 30, 2023 and 2022, included $163 million and $1.5 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(d)At June 30, 2023 and 2022, the principal balance of loans under payment deferral programs offered in response to the COVID-19 pandemic was $177 million and $513 million in Home Lending, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for further information on consumer assistance.
(e)At June 30, 2023 and 2022, excluded mortgage loans insured by U.S. government agencies of $195 million and $315 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(f)As of June 30, 2023, included a $377 million allowance established as part of the First Republic acquisition.
(g)On January 1, 2023, the Firm adopted changes to the TDR accounting guidance. The adoption of this guidance resulted in a net decrease in the allowance for loan losses of $591 million, driven by residential real estate and credit card. Refer to Note 1 for further information.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2023		2022	Change	2023		2022	Change
Business Metrics
Number of branches	4,874		4,822	1%	4,874		4,822	1%
Active digital customers (in thousands)(a)	65,559	(f)	60,735	8	65,559	(f)	60,735	8
Active mobile customers (in thousands)(b)	51,963	(f)	47,436	10	51,963	(f)	47,436	10
Debit and credit card sales volume	$424.0		$397.0	7	$811.3		$748.5	8
Total payments transaction volume (in trillions)(c)	1.5	(f)	1.5	—	2.9	(f)	2.8	4

Banking & Wealth Management
Average deposits	$1,142.8	(g)	$1,163.4	(2)	$1,120.7	(g)	$1,149.8	(3)
Deposit margin	2.83%		1.31%		2.81%		1.27%
Business Banking average loans	$19.6		$22.8	(14)	$19.8		$23.8	(17)
Business banking origination volume	1.3		1.2	7	2.3		2.2	4
Client investment assets(d)	892.9		628.5	42	892.9		628.5	42
Number of client advisors	5,153		4,890	5	5,153		4,890	5

Home Lending
Mortgage origination volume by channel
Retail	$7.3	(h)	$11.0	(34)	$10.9	(h)	$26.1	(58)
Correspondent	3.9		10.9	(64)	6.0		20.5	(71)
Total mortgage origination volume(e)	$11.2		$21.9	(49)	$16.9		$46.6	(64)

Third-party mortgage loans serviced (period-end)	$604.5		$575.6	5	604.5		$575.6	5
MSR carrying value (period-end)	8.2		7.4	11	8.2		7.4	11

Card Services
Sales volume, excluding commercial card	$294.0		$271.2	8	$560.2		$507.6	10
Net revenue rate	9.11%		9.59%		9.73%		9.72%
Net yield on average loans	9.31		9.50		9.60		9.73

Auto
Loan and lease origination volume	$12.0		$7.0	71	$21.2		$15.4	38
Average auto operating lease assets	11.0		14.9	(26)%	11.3		15.6	(28)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 41-44 for additional information. As of June 30, 2023, included $150.9 billion of client investment assets associated with the First Republic acquisition.
(e)Firmwide mortgage origination volume was $13.0 billion and $27.9 billion for the three months ended June 30, 2023 and 2022, respectively, and $19.8 billion and $58.1 billion for the six months ended June 30, 2023 and 2022, respectively.
(f)Excludes the impact of the First Republic acquisition.
(g)For the three and six months ended June 30, 2023, included $47.2 billion and $23.7 billion, respectively, associated with the First Republic acquisition.
(h)For the three and six months ended June 30, 2023, included $1.1 billion associated with the First Republic acquisition.

CORPORATE & INVESTMENT BANK
Refer to pages 67-72 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on page 206 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2023	2022		Change	2023	2022		Change
Revenue
Investment banking fees (a)	$1,557	$1,650		(6)%	$3,211	$3,700		(13)%
Principal transactions	6,697	5,048		33	14,105	10,271		37
Lending- and deposit-related fees	533	641		(17)	1,072	1,282		(16)
Commissions and other fees	1,219	1,328		(8)	2,453	2,660		(8)
Card income	400	337	(c)	19	715	603	(c)	19
All other income	396	(199)	(c)	NM	769	293	(c)	162
Noninterest revenue	10,802	8,805		23	22,325	18,809		19
Net interest income	1,717	3,198		(46)	3,794	6,770		(44)
Total net revenue(b)	12,519	12,003		4	26,119	25,579		2
Provision for credit losses	38	59		(36)	96	504		(81)

Noninterest expense
Compensation expense	3,461	3,510		(1)	7,546	7,516		—
Noncompensation expense	3,433	3,300	(c)	4	6,831	6,657	(c)	3
Total noninterest expense	6,894	6,810		1	14,377	14,173		1
Income before income tax expense	5,587	5,134		9	11,646	10,902		7
Income tax expense	1,495	1,417	(c)	6	3,133	2,813	(c)	11
Net income	$4,092	$3,717		10%	$8,513	$8,089		5%
Financial ratios
Return on equity	15%	14%			15%	15%
Overhead ratio	55	57	(c)		55	55
Compensation expense as percentage of total net revenue	28	29			29	29	(c)
(a)Includes CB's share of revenue from investment banking products sold to CB clients through the CIB that is subject to a revenue sharing arrangement which is reported as a reduction in All other income.
(b)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $953 million and $772 million for the three months ended June 30, 2023 and 2022, respectively and $1.8 billion and $1.5 billion for the six months ended June 30, 2023 and 2022, respectively.
(c)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions)	2023	2022		Change	2023	2022		Change
Revenue by business
Investment Banking	$1,494	$1,351		11%	$3,054	$3,408		(10)%
Payments	2,451	1,519	(b)	61	4,847	3,420	(b)	42
Lending	299	410		(27)	566	731		(23)
Total Banking	4,244	3,280		29	8,467	7,559		12
Fixed Income Markets	4,567	4,711		(3)	10,266	10,409		(1)
Equity Markets	2,451	3,079		(20)	5,134	6,134		(16)
Securities Services	1,221	1,151		6	2,369	2,219		7
Credit Adjustments & Other(a)	36	(218)		NM	(117)	(742)		84
Total Markets & Securities Services	8,275	8,723		(5)	17,652	18,020		(2)
Total net revenue	$12,519	$12,003		4%	$26,119	$25,579		2%
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

Quarterly results
Net income was $4.1 billion, up 10%.
Net revenue was $12.5 billion, up 4%.
Banking revenue was $4.2 billion, up 29%.
•Investment Banking revenue was $1.5 billion, up 11%. Excluding $257 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio recorded in the prior year, Investment Banking revenue was down 7%. Investment Banking fees were down 6%, driven by lower advisory fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $540 million, down 19%, due to a lower level of announced deals in prior periods amid a challenging environment.
–Debt underwriting fees were $699 million, down 6%, as challenging market conditions resulted in lower issuance activity in the leveraged loan market primarily related to acquisition financing.
–Equity underwriting fees were $318 million, up 30%, primarily due to higher convertible securities offerings and, in the second half of the quarter, follow-on offerings that benefited from the lower equity market volatility.
•Payments revenue was $2.5 billion, up 61%. Excluding the net impact of equity investments, Payments revenue was up 32%, driven by deposit margin expansion on higher rates, partially offset by lower average deposits.
•Lending revenue was $299 million, down 27%, and included $80 million of fair value losses on hedges of retained loans.
Markets & Securities Services revenue was $8.3 billion, down 5%. Markets revenue was $7.0 billion, down 10%.
•Fixed Income Markets revenue was $4.6 billion, down 3%, reflecting lower revenue in Currencies & Emerging Markets, Commodities and Rates as the macro businesses substantially normalized from the prior year's elevated levels of volatility and client activity, largely offset by higher revenue in the Securitized Products Group and Credit Trading.
•Equity Markets revenue was $2.5 billion, down 20%, predominantly driven by lower revenue in Equity Derivatives, compared to a strong second quarter in the prior year.
•Securities Services revenue was $1.2 billion, up 6%, driven by deposit margin expansion on higher rates, largely offset by lower fees and lower average deposits.
•Credit Adjustments & Other was a gain of $36 million, compared with a loss of $218 million in the prior year, largely driven by funding spread widening.
Noninterest expense was $6.9 billion, up 1%, driven by higher non-compensation expense, as well as wage inflation and headcount growth, largely offset by lower revenue-related compensation.
The provision for credit losses was $38 million, including net charge-offs of $56 million.
The prior year provision was $59 million.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $8.5 billion, up 5%.
Net revenue was $26.1 billion, up 2%.
Banking revenue was $8.5 billion, up 12%.
•Investment Banking revenue was $3.1 billion, down 10%. Excluding $257 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio recorded in the second quarter of 2022, Investment Banking revenue was down 17%. Investment Banking fees were down 13%, driven by lower debt underwriting and advisory fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $1.4 billion, down 22%, as challenging market conditions resulted in lower issuance activity in acquisition financing.
–Advisory fees were $1.3 billion, down 12%, due to a lower level of announced deals in prior periods amid a challenging environment.
–Equity underwriting fees were $553 million, up 12%, primarily due to higher convertible securities offerings and, in the second half of the second quarter, follow-on offerings that benefited from the lower equity market volatility.
•Payments revenue was $4.8 billion, up 42%, driven by deposit margin expansion on higher rates, partially offset by lower average deposits.
•Lending revenue was $566 million, down 23%, driven by $183 million of fair value losses on hedges of retained loans, compared to $112 million of gains in the prior year, partially offset by higher net interest income.
Markets & Securities Services revenue was $17.7 billion, down 2%. Markets revenue was $15.4 billion, down 7%.
•Fixed Income Markets revenue was $10.3 billion, down 1%, reflecting lower revenue in Currencies & Emerging Markets and Commodities, largely offset by higher revenue in Rates, the Securitized Products Group and Credit Trading.
•Equity Markets revenue was $5.1 billion, down 16%, predominantly driven by lower revenue in Equity Derivatives.
•Securities Services revenue was $2.4 billion, up 7%, driven by deposit margin expansion on higher rates, largely offset by lower fees and lower average deposits.
•Credit Adjustments & Other was a loss of $117 million, driven by losses on certain components of fair value option elected liabilities, compared with a loss of $742 million in the prior year, which was predominantly driven by funding spread widening, and to a lesser extent losses on exposure relating to commodities and Russia and Russia-associated counterparties.
Noninterest expense was $14.4 billion, up 1%, driven by headcount growth, wage inflation and higher non-compensation expense, largely offset by lower revenue-related compensation.
The provision for credit losses was $96 million, driven by net charge-offs of $106 million.
The prior year provision was $504 million.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2023	2022	Change	2023	2022	Change
Selected balance sheet data (period-end)
Total assets	$1,432,054	$1,403,558	2%	$1,432,054	$1,403,558	2%
Loans:
Loans retained(a)	194,450	171,219	14	194,450	171,219	14
Loans held-for-sale and loans at fair value(b)	38,959	46,032	(15)	38,959	46,032	(15)
Total loans	233,409	217,251	7	233,409	217,251	7
Equity	108,000	103,000	5	108,000	103,000	5
Selected balance sheet data (average)
Total assets	$1,461,857	$1,429,953	2	$1,445,848	$1,418,955	2
Trading assets-debt and equity instruments	533,082	411,079	30	511,047	415,190	23
Trading assets-derivative receivables	63,094	83,582	(25)	63,553	75,184	(15)
Loans:
Loans retained(a)	$189,153	$169,909	11	$187,372	$165,467	13
Loans held-for-sale and loans at fair value(b)	38,132	48,048	(21)	40,339	49,714	(19)
Total loans	$227,285	$217,957	4	$227,711	$215,181	6
Deposits	722,818	773,664	(7)	711,266	765,200	(7)
Equity	108,000	103,000	5	108,000	103,000	5
Headcount	74,822	69,447	8%	74,822	69,447	8%
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2023	2022	Change	2023	2022	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$56	$38	47%	$106	$58	83%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$924	$697	33	$924	$697	33
Nonaccrual loans held-for-sale and loans at fair value(b)	818	840	(3)	818	840	(3)
Total nonaccrual loans	1,742	1,537	13	1,742	1,537	13
Derivative receivables	286	447	(36)	286	447	(36)
Assets acquired in loan satisfactions	133	84	58	133	84	58
Total nonperforming assets	$2,161	$2,068	4	$2,161	$2,068	4
Allowance for credit losses:
Allowance for loan losses	$2,531	$1,809	40	$2,531	$1,809	40
Allowance for lending-related commitments	1,207	1,358	(11)	1,207	1,358	(11)
Total allowance for credit losses	$3,738	$3,167	18%	$3,738	$3,167	18%
Net charge-off/(recovery) rate(c)	0.12%	0.09%		0.11%	0.07%
Allowance for loan losses to period-end loans retained	1.30	1.06		1.30	1.06
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.86	1.38		1.86	1.38
Allowance for loan losses to nonaccrual loans retained(a)	274	260		274	260
Nonaccrual loans to total period-end loans	0.75%	0.71%		0.75%	0.71%
(a)Allowance for loan losses of $145 million and $130 million were held against these nonaccrual loans at June 30, 2023 and 2022, respectively.
(b)At June 30, 2023 and 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $76 million and $196 million, respectively. These amounts have been excluded based upon the government guarantee.
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

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Advisory	$540	$664	(19)%	$1,296	$1,465	(12)%
Equity underwriting	318	245	30	553	494	12
Debt underwriting(a)	699	741	(6)	1,362	1,741	(22)
Total investment banking fees	$1,557	$1,650	(6)%	$3,211	$3,700	(13)%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2022
	2023		2022		2023		2022
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.7%	# 2	7.5%	# 2	9.3%	# 2	7.4%	# 2	8.0%
U.S.	2	11.5	2	8.3	2	11.8	2	8.4	2	9.0
Equity and equity-related(c)
Global	1	7.6	1	6.0	1	7.1	1	5.6	2	5.7
U.S.	1	14.7	1	15.1	1	13.3	1	13.2	1	13.8
Long-term debt(d)
Global	2	6.8	1	7.2	1	6.7	1	7.6	1	6.9
U.S.	2	10.4	1	12.5	2	10.0	1	12.3	1	12.2
Loan syndications
Global	1	12.4	1	12.2	1	12.6	1	11.3	1	11.0
U.S.	1	15.7	1	13.9	1	16.1	1	11.9	1	12.7
Global investment banking fees(e)	# 1	8.3%	# 2	8.1%	# 1	8.4%	# 1	7.9%	# 1	7.8%
(a)Source: Dealogic as of July 3, 2023. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt and U.S. municipal securities.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2023			2022
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,120	$3,350	$6,470	$2,934	$2,448	$5,382
Lending- and deposit-related fees	76	7	83	76	4	80
Commissions and other fees	151	472	623	128	516	644
All other income	369	(40)	329	166	(31)	135
Noninterest revenue	3,716	3,789	7,505	3,304	2,937	6,241
Net interest income(a)	851	(1,338)	(487)	1,407	142	1,549
Total net revenue	$4,567	$2,451	$7,018	$4,711	$3,079	$7,790

	Six months ended June 30,			Six months ended June 30,
	2023			2022
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,518	$6,379	$13,897	$6,323	$4,732	$11,055
Lending- and deposit-related fees	146	14	160	154	8	162
Commissions and other fees	295	994	1,289	284	1,063	1,347
All other income	700	(54)	646	283	(71)	212
Noninterest revenue	8,659	7,333	15,992	7,044	5,732	12,776
Net interest income(a)	1,607	(2,199)	(592)	3,365	402	3,767
Total net revenue	$10,266	$5,134	$15,400	$10,409	$6,134	$16,543
(a)The decline in Markets net interest income was driven by higher funding costs.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2023	2022	Change	2023	2022	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$14,708	$14,720	—%	$14,708	$14,720	—%
Equity	11,892	10,359	15	11,892	10,359	15
Other(a)	3,824	3,500	9	3,824	3,500	9
Total AUC	$30,424	$28,579	6	$30,424	$28,579	6
Merchant processing volume (in billions)(b)	$600.1	$539.6	11	$1,158.9	$1,029.8	13
Client deposits and other third-party liabilities (average)(c)	$647,479	$722,388	(10)%	$640,642	$715,791	(10)%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents Firmwide merchant processing volume.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2023	2022		Change	2023	2022		Change
Total net revenue(a)
Europe/Middle East/Africa	$3,813	$4,280		(11)%	$8,081	$8,972		(10)%
Asia-Pacific	1,889	2,023		(7)	4,022	4,008		—
Latin America/Caribbean	543	464		17	1,105	1,141		(3)
Total international net revenue	6,245	6,767		(8)	13,208	14,121		(6)
North America	6,274	5,236	(c)	20	12,911	11,458	(c)	13
Total net revenue	$12,519	$12,003		4	$26,119	$25,579		2

Loans retained (period-end)(a)
Europe/Middle East/Africa	$39,752	$35,524		12	$39,752	$35,524		12
Asia-Pacific	14,789	16,427		(10)	14,789	16,427		(10)
Latin America/Caribbean	8,704	7,961		9	8,704	7,961		9
Total international loans	63,245	59,912		6	63,245	59,912		6
North America	131,205	111,307		18	131,205	111,307		18
Total loans retained	$194,450	$171,219		14	$194,450	$171,219		14

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$228,490	$272,919		(16)	$229,655	$259,781		(12)
Asia-Pacific	128,253	129,514		(1)	127,146	132,126		(4)
Latin America/Caribbean	38,911	41,785		(7)	38,825	42,720		(9)
Total international	$395,654	$444,218		(11)	$395,626	$434,627		(9)
North America	251,825	278,170		(9)	245,016	281,164		(13)
Total client deposits and other third-party liabilities	$647,479	$722,388		(10)	$640,642	$715,791		(10)

AUC (period-end)(b) (in billions)
North America	$20,512	$18,816		9	$20,512	$18,816		9
All other regions	9,912	9,763		2	9,912	9,763		2
Total AUC	$30,424	$28,579		6%	$30,424	$28,579		6%
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

COMMERCIAL BANKING
Refer to pages 73-75 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on page 207 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions)	2023		2022	Change	2023		2022	Change
Revenue
Lending- and deposit-related fees	$249		$348	(28)%	$476		$712	(33)%
Card income	201		170	18	374		337	11
All other income	385		386	—	766		722	6
Noninterest revenue	835		904	(8)	1,616		1,771	(9)
Net interest income	3,153	(b)	1,779	77	5,883	(b)	3,310	78
Total net revenue(a)	3,988		2,683	49	7,499		5,081	48

Provision for credit losses	1,097	(b)	209	425	1,514	(b)	366	314

Noninterest expense
Compensation expense	656		559	17	1,297		1,112	17
Noncompensation expense	644		597	8	1,311		1,173	12
Total noninterest expense	1,300		1,156	12	2,608		2,285	14

Income before income tax expense	1,591		1,318	21	3,377		2,430	39
Income tax expense	383		324	18	822		586	40
Net income	$1,208		$994	22%	$2,555		$1,844	39%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $89 million and $73 million for the three months ended June 30, 2023 and 2022, respectively and $171 million and $142 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.

Selected income statement data (continued)
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2023		2022	Change	2023		2022	Change
Revenue by product
Lending	$1,480	(c)	$1,058	40%	$2,702	(c)	$2,163	25%
Payments	2,248		1,253	79	4,276		2,275	88
Investment banking(a)	213		234	(9)	463		453	2
Other	47		138	(66)	58		190	(69)
Total net revenue	$3,988		$2,683	49	$7,499		$5,081	48

Investment Banking and Markets revenue, gross(b)	$767		$788	(3)	$1,648		$1,517	9

Revenue by client segments
Middle Market Banking	$1,916	(d)	$1,169	64	$3,597	(d)	$2,149	67
Corporate Client Banking	1,229		927	33	2,405		1,757	37
Commercial Real Estate Banking	806	(d)	590	37	1,448	(d)	1,171	24
Other	37		(3)	NM	49		4	NM
Total net revenue	$3,988		$2,683	49%	$7,499		$5,081	48%

Financial ratios
Return on equity	16%		15%		17%		14%
Overhead ratio	33		43		35		45
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB which is reported in All other income.
(b)Includes gross revenues earned by the Firm that are subject to a revenue sharing arrangement between CB and the CIB for Investment Banking and Markets' products sold to CB clients. This includes revenues related to fixed income and equity markets products. Refer to Business Segment Results on page 22 for discussion of revenue sharing.
(c)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.
(d)For the three and six months ended June 30, 2023, included $48 million and $130 million for Middle Market Banking and Commercial Real Estate Banking, respectively, associated with the First Republic acquisition.

Quarterly results
Net income was $1.2 billion, up 22%.
Net revenue was $4.0 billion, up 49%. Net interest income was $3.2 billion, up 77%, predominantly driven by deposit margin expansion on higher rates and higher average loans, partially offset by lower average deposits.
Noninterest revenue was $835 million, down 8%, driven by lower deposit-related fees due to the higher level of credits earned by clients that reduce such fees, partially offset by higher card income.
Noninterest expense was $1.3 billion, up 12%, predominantly driven by higher compensation expense, including headcount growth, as well as higher volume-related expense.
The provision for credit losses was $1.1 billion, reflecting an addition of $608 million to establish the allowance for the First Republic loans and lending-related commitments. The net addition also reflected $389 million driven by updates to certain assumptions related to office real estate, as well as net downgrade activity in Middle Market Banking.
The prior year provision was $209 million.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.6 billion, up 39%.
Net revenue was $7.5 billion, up 48%. Net interest income was $5.9 billion, up 78%, driven by deposit margin expansion on higher rates and higher average loans, partially offset by lower average deposits.
Noninterest revenue was $1.6 billion, down 9%, driven by lower deposit-related fees due to the higher level of credits earned by clients that reduce such fees, partially offset by higher card income.
Noninterest expense was $2.6 billion, up 14%, largely driven by higher compensation expense, including headcount growth, as well as higher volume-related expense.
The provision for credit losses was $1.5 billion, reflecting an addition of $608 million to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023. The net addition also reflected $768 million driven by a deterioration in the Firm's weighted-average economic outlook, including updates to certain assumptions related to office real estate, as well as net downgrade activity.
The prior year provision was $366 million.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Selected balance sheet data (period-end)
Total assets	$305,280		$242,456	26%	$305,280		$242,456	26%
Loans:
Loans retained	282,124	(b)	223,541	26	282,124	(b)	223,541	26
Loans held-for-sale and loans at fair value	1,540		566	172	1,540		566	172
Total loans	$283,664		$224,107	27	$283,664		$224,107	27
Equity	30,000		25,000	20	30,000		25,000	20

Period-end loans by client segment
Middle Market Banking(a)	$79,885	(c)	$68,535	17	$79,885	(c)	$68,535	17
Corporate Client Banking	60,511		49,503	22	60,511		49,503	22
Commercial Real Estate Banking	142,897	(c)	105,982	35	142,897	(c)	105,982	35
Other	371		87	326	371		87	326
Total loans(a)	$283,664		$224,107	27	$283,664		$224,107	27

Selected balance sheet data (average)
Total assets	$290,875		$239,381	22	$273,269		$236,444	16
Loans:
Loans retained	270,091	(d)	218,478	24	253,542	(d)	213,536	19
Loans held-for-sale and loans at fair value	726		1,004	(28)	939		1,572	(40)
Total loans	$270,817		$219,482	23	$254,481		$215,108	18

Average loans by client segment
Middle Market Banking	$78,037	(e)	$66,640	17	$75,547	(e)	$64,550	17
Corporate Client Banking	59,159		47,832	24	57,877		46,720	24
Commercial Real Estate Banking	133,394	(e)	104,890	27	120,838	(e)	103,701	17
Other	227		120	89	219		137	60
Total loans	$270,817		$219,482	23	$254,481		$215,108	18

Deposits	275,196		300,339	(8)	270,595		308,518	(12)
Equity	29,505		25,000	18	29,005		25,000	16

Headcount	15,991		13,811	16%	15,991		13,811	16%
(a)At June 30, 2023 and 2022, total loans included $65 million and $335 million of loans, respectively, under the PPP, of which $60 million and $306 million were in Middle Market Banking, respectively. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(b)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.
(c)As of June 30, 2023, included $6.2 billion and $33.3 billion for Middle Market Banking and Commercial Real Estate Banking, respectively, associated with the First Republic acquisition.
(d)For the three and six months ended June 30, 2023, included $28.6 billion and $14.4 billion, respectively, associated with the First Republic acquisition.
(e)For the three months ended June 30, 2023, included $4.4 billion and $24.2 billion for Middle Market Banking and Commercial Real Estate Banking, respectively, and for the six months ended June 30, 2023, included $2.2 billion and $12.2 billion for Middle Market Banking and Commercial Real Estate Banking, respectively, associated with the First Republic acquisition.

Selected metrics (continued)
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except ratios)	2023		2022	Change	2023		2022	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$100		$1	NM	$137		$7	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,068		$761	40%	$1,068		$761	40%
Nonaccrual loans held-for-sale and loans at fair value	—		—	—	—		—	—
Total nonaccrual loans	$1,068		$761	40	$1,068		$761	40
Assets acquired in loan satisfactions	—		8	NM	—		8	NM
Total nonperforming assets	$1,068		$769	39	$1,068		$769	39
Allowance for credit losses:
Allowance for loan losses	$4,729		$2,602	82	$4,729		$2,602	82
Allowance for lending-related commitments	801		725	10	801		725	10
Total allowance for credit losses	$5,530	(c)	$3,327	66%	$5,530	(c)	$3,327	66%
Net charge-off/(recovery) rate(b)	0.15%		—%		0.11%		0.01%
Allowance for loan losses to period-end loans retained	1.68		1.16		1.68		1.16
Allowance for loan losses to nonaccrual loans retained(a)	443		342		443		342
Nonaccrual loans to period-end total loans	0.38		0.34		0.38		0.34
(a)Allowance for loan losses of $205 million and $74 million was held against nonaccrual loans retained at June 30, 2023 and 2022, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)As of June 30, 2023, included a $608 million allowance established as part of the First Republic acquisition.

ASSET & WEALTH MANAGEMENT
Refer to pages 76-78 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on pages 207–208 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	2023		2022	Change	2023		2022	Change
Revenue
Asset management fees	$2,930		$2,797	5%	$5,691		$5,696	—%
Commissions and other fees	196		240	(18)	377		456	(17)
All other income	232	(a)	47	394	623	(a)	171	264
Noninterest revenue	3,358		3,084	9	6,691		6,323	6
Net interest income	1,585	(a)	1,222	30	3,036	(a)	2,298	32
Total net revenue	4,943		4,306	15	9,727		8,621	13

Provision for credit losses	145	(a)	44	230	173	(a)	198	(13)

Noninterest expense
Compensation expense	1,746		1,508	16	3,481		3,038	15
Noncompensation expense	1,417		1,411	—	2,773		2,741	1
Total noninterest expense	3,163		2,919	8	6,254		5,779	8

Income before income tax expense	1,635		1,343	22	3,300		2,644	25
Income tax expense	409		339	21	707		632	12
Net income	$1,226		$1,004	22	$2,593		$2,012	29

Revenue by line of business
Asset Management	$2,128		$2,137	—	$4,562		$4,451	2
Global Private Bank	2,815	(a)	2,169	30	5,165	(a)	4,170	24
Total net revenue	$4,943		$4,306	15%	$9,727		$8,621	13%

Financial ratios
Return on equity	29%		23%		31%		23%
Overhead ratio	64		68		64		67
Pre-tax margin ratio:
Asset Management	27		29		32		31
Global Private Bank	37		33		35		30
Asset & Wealth Management	33		31		34		31
(a)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.

Quarterly results
Net income was $1.2 billion, up 22%.
Net revenue was $4.9 billion, up 15%. Net interest income was $1.6 billion, up 30%. Noninterest revenue was $3.4 billion, up 9%.
Revenue from Asset Management was $2.1 billion, flat compared to the prior year, driven by:
•lower NII due to higher funding costs,
largely offset by
•higher management fees on strong net inflows.
Revenue from Global Private Bank was $2.8 billion, up 30%, predominantly driven by:
•deposit margin expansion reflecting higher rates on lower average deposit balances, and
•higher lending-related fees and average loans driven by the impact of the First Republic acquisition.
Noninterest expense was $3.2 billion, up 8%, driven by higher compensation, including growth in private banking advisor teams, higher revenue-related compensation and the impact from the acquisitions of Global Shares and J.P. Morgan Asset Management China.
The provision for credit losses was $145 million, driven by a $146 million addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.6 billion, up 29%.
Net revenue was $9.7 billion, up 13%. Net interest income was $3.0 billion, up 32%. Noninterest revenue was $6.7 billion, up 6%.
Revenue from Asset Management was $4.6 billion, up 2%, driven by:
•a gain of $339 million on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity,

largely offset by
•lower NII driven by higher funding costs,
•lower performance fees, and
•lower asset management fees reflecting a decline in market levels predominantly offset by the removal of most money market fund fee waivers in the prior year and the impact of net inflows.
Revenue from Global Private Bank was $5.2 billion, up 24%, driven by:
•deposit margin expansion reflecting higher rates on lower average deposit balances, and
•higher lending-related fees and average loans driven by the impact of the First Republic acquisition, partially offset by
•an investment valuation loss in the first quarter of 2023.
Noninterest expense was $6.3 billion, up 8%, predominantly driven by higher compensation, including growth in private banking advisor teams, higher revenue-related compensation and the impact from the acquisitions of Global Shares and J.P. Morgan Asset Management China.
The provision for credit losses was $173 million, predominantly driven by a $146 million addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023.
The prior year provision was $198 million.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except ranking data, headcount and ratios)	2023		2022	Change	2023		2022	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	69%		72%		69%		72%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	59		64		59		64
3 years	66		73		66		73
5 years	80		79		80		79

Selected balance sheet data (period-end)(c)
Total assets	$247,118		$235,553	5%	$247,118		$235,553	5%
Loans	222,493	(d)	218,841	2	222,493	(d)	218,841	2
Deposits	199,763		257,437	(22)	199,763		257,437	(22)
Equity	17,000		17,000	—	17,000		17,000	—

Selected balance sheet data (average)(c)
Total assets	$238,987		$234,565	2	$233,933		$233,444	—
Loans	219,469	(e)	216,846	1	215,491	(e)	215,735	—
Deposits	211,872		268,861	(21)	218,078		278,256	(22)
Equity	16,670		17,000	(2)	16,337		17,000	(4)

Headcount	26,931		23,981	12	26,931		23,981	12

Number of Global Private Bank client advisors	3,214		2,866	12	3,214		2,866	12

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$2		$9	(78)	$—		$8	NM
Nonaccrual loans	615		620	(1)	615		620	(1)
Allowance for credit losses:
Allowance for loan losses	$649		$547	19	$649		$547	19
Allowance for lending-related commitments	39		22	77	39		22	77
Total allowance for credit losses	$688	(f)	$569	21%	$688	(f)	$569	21%
Net charge-off/(recovery) rate	—%		0.02%		—%		0.01%
Allowance for loan losses to period-end loans	0.29		0.25		0.29		0.25
Allowance for loan losses to nonaccrual loans	106		88		106		88
Nonaccrual loans to period-end loans	0.28		0.28		0.28		0.28
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
(d)Includes the impact of the First Republic acquisition. Refer to page 24 for additional information.
(e)For the three and six months ended June 30, 2023, included $9.7 billion and $4.9 billion, respectively, associated with the First Republic acquisition.
(f)As of June 30, 2023, included a $146 million allowance established as part of the First Republic acquisition.

Client assets
Assets under management of $3.2 trillion were up 16%, while client assets of $4.6 trillion were up 20%, driven by continued net inflows, higher market levels and the impact of the acquisition of Global Shares.

Client assets
	As of June 30,
(in billions)	2023		2022	Change
Assets by asset class
Liquidity	$826		$654	26%
Fixed income	718		624	15
Equity	792		641	24
Multi-asset	647		615	5
Alternatives	205		209	(2)
Total assets under management	3,188		2,743	16
Custody/brokerage/administration/deposits	1,370	(b)	1,055	30
Total client assets(a)	$4,558		$3,798	20

Assets by client segment
Private Banking	$881		$712	24
Global Institutional	1,423		1,294	10
Global Funds	884		737	20
Total assets under management	$3,188		$2,743	16

Private Banking	$2,170	(b)	$1,715	27
Global Institutional	1,497		1,339	12
Global Funds	891		744	20
Total client assets(a)	$4,558		$3,798	20%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)Includes the impact of the acquisition of Global Shares.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2023	2022	2023	2022
Assets under management rollforward
Beginning balance	$3,006	$2,960	$2,766	$3,113
Net asset flows:
Liquidity	60	—	153	(52)
Fixed income	37	(1)	63	(4)
Equity	20	9	42	20
Multi-asset	3	(3)	1	3
Alternatives	1	1	2	6
Market/performance/other impacts	61	(223)	161	(343)
Ending balance, June 30	$3,188	$2,743	$3,188	$2,743

Client assets rollforward
Beginning balance	$4,347	$4,116	$4,048	$4,295
Net asset flows	112	(1)	264	(6)
Market/performance/other impacts	99	(317)	246	(491)
Ending balance, June 30	$4,558	$3,798	$4,558	$3,798

International
	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Total net revenue(a)
Europe/Middle East/Africa	$853	$719	19%	$1,700	$1,489	14%
Asia-Pacific	497	452	10	974	912	7
Latin America/Caribbean	247	248	—	487	499	(2)
Total international net revenue	1,597	1,419	13	3,161	2,900	9
North America	3,346	2,887	16	6,566	5,721	15
Total net revenue(a)	$4,943	$4,306	15%	$9,727	$8,621	13%
(a)Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2023	2022	Change	2023	2022	Change
Assets under management
Europe/Middle East/Africa	$527	$481	10%	$527	$481	10%
Asia-Pacific	252	214	18	252	214	18
Latin America/Caribbean	79	68	16	79	68	16
Total international assets under management	858	763	12	858	763	12
North America	2,330	1,980	18	2,330	1,980	18
Total assets under management	$3,188	$2,743	16	$3,188	$2,743	16

Client assets
Europe/Middle East/Africa	$663	$595	11	$663	$595	11
Asia-Pacific	378	324	17	378	324	17
Latin America/Caribbean	217	184	18	217	184	18
Total international client assets	1,258	1,103	14	1,258	1,103	14
North America	3,300	2,695	22	3,300	2,695	22
Total client assets	$4,558	$3,798	20%	$4,558	$3,798	20%

CORPORATE
Refer to pages 79-80 of JPMorgan Chase’s 2022 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Revenue
Principal transactions	$113		$17	NM	$195		$(144)	NM
Investment securities losses	(900)		(153)	(488)%	(1,768)		(547)	(223)%
All other income	2,767	(c)	(108)	NM	2,798	(c)	102	NM
Noninterest revenue	1,980		(244)	NM	1,225		(589)	NM
Net interest income	1,738	(c)	324	436	3,478	(c)	(212)	NM
Total net revenue(a)	3,718		80	NM	4,703		(801)	NM
Provision for credit losses	(243)		28	NM	127		57	123
Noninterest expense	1,152	(c)	206	459	1,312	(c)	390	236
Income/(loss) before income tax expense/(benefit)	2,809		(154)	NM	3,264		(1,248)	NM
Income tax expense/(benefit)	169	(d)	20	NM	380	(d)	(218)	NM
Net income/(loss)	$2,640		$(174)	NM	$2,884		$(1,030)	NM
Total net revenue
Treasury and CIO	$1,261		$82	NM	$2,367		$(862)	NM
Other Corporate	2,457	(c)	(2)	NM	2,336	(c)	61	NM
Total net revenue	$3,718		$80	NM	$4,703		$(801)	NM
Net income/(loss)
Treasury and CIO	$1,057		$88	NM	$1,681		$(660)	NM
Other Corporate	1,583	(c)	(262)	NM	1,203	(c)	(370)	NM
Total net income/(loss)	$2,640		$(174)	NM	$2,884		$(1,030)	NM
Total assets (period-end)	$1,263,595		$1,459,528	(13)	$1,263,595		$1,459,528	(13)
Loans (period-end)	2,172		2,187	(1)	2,172		2,187	(1)
Deposits (period-end)(b)	21,083		13,191	60	21,083		13,191	60
Headcount	45,235		40,348	12%	45,235		40,348	12%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $45 million and $60 million for the three months ended June 30, 2023 and 2022, respectively, and $101 million and $118 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Includes the impacts of the First Republic acquisition. Refer to Note 28 for additional information.
(d)Income taxes associated with the First Republic acquisition are reflected in the estimated bargain purchase gain.

Quarterly results
Net income was $2.6 billion, compared with a net loss of $174 million in the prior year.
Net revenue was $3.7 billion, compared with $80 million in the prior year, driven by higher net interest income due to higher rates, partially offset by lower Firmwide average deposit balances available for deployment in Treasury and CIO .
Noninterest revenue was $2.0 billion, compared with a loss of $244 million in the prior year, driven by:
•a $2.7 billion estimated bargain purchase gain associated with the First Republic acquisition
•higher revenue related to cash deployment transactions in Treasury and CIO, and
•higher losses in the prior year on certain revenues associated with foreign exchange rate movements, partially offset by
•higher net investment securities losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio, and
•net losses on certain legacy private equity investments in Corporate, compared with net gains in the prior year
Noninterest expense of $1.2 billion was up $946 million driven by expense of $562 million associated with the First Republic acquisition, higher legal expense, and a greater benefit in the prior year on certain expenses associated with foreign exchange rate movements.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that was transferred to Treasury and CIO on certain revenues and expense were not material to net income. Refer to Foreign Exchange Risk on page 22 for additional information.
The provision for credit losses was a net benefit of $243 million, reflecting a reduction in the allowance for credit losses associated with the deposit placed with First Republic Bank in the first quarter of 2023.
Refer to Note 10 for additional information on the investment securities portfolio, and Note 13 for additional information on the allowance for credit losses.
The current period tax expense benefited from the income tax expense associated with the First Republic acquisition reflected in the estimated bargain purchase gain, partially offset by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes that also impact the Firm’s tax reserves.
Year-to-date results
Net income was $2.9 billion, compared with a net loss of $1.0 billion in the prior year.
Net revenue was $4.7 billion, compared with a loss of $801 million in the prior year, driven by higher net interest income due to higher rates, partially offset by lower Firmwide average deposit balances available for deployment in Treasury and CIO.
Noninterest revenue was $1.2 billion, compared with a loss of $589 million, driven by:
•a $2.7 billion estimated bargain purchase gain associated with the First Republic acquisition,
•higher revenue related to cash deployment transactions in Treasury and CIO, and
•higher losses in the prior year on certain revenues associated with foreign exchange rate movements, partially offset by
•higher net investment securities losses related to the sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio,
•the absence of proceeds in the prior year from an insurance settlement, and
•lower net gains related to certain other Corporate investments.
Noninterest expense of $1.3 billion was up $922 million driven by expense of $562 million associated with the First Republic acquisition , higher legal expense, and a greater benefit in the prior year on certain expenses associated with foreign exchange rate movements.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that was transferred to Treasury and CIO on certain revenues and expense were not material to net income. Refer to Foreign Exchange Risk on page 22 for additional information.
The current period tax expense benefited from the income tax expense associated with the First Republic acquisition reflected in the estimated bargain purchase gain, largely offset by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes that also impact the Firm’s tax reserves.
Other Corporate also reflects the Firm's international consumer initiatives, which includes Chase U.K., the Firm's digital retail bank in the U.K.; Nutmeg, a digital wealth manager in the U.K.; and a 40% ownership stake in C6 Bank, a digital bank in Brazil.
Treasury and CIO overview
At June 30, 2023, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 54-61 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 84-89 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions)	2023		2022	Change	2023		2022	Change
Investment securities losses	$(900)		$(153)	(488)%	$(1,768)		$(547)	(223)%
Available-for-sale securities (average)	$198,620		$252,121	(21)	$200,687		$278,073	(28)
Held-to-maturity securities (average)(a)	410,594		418,843	(2)	413,953		391,978	6
Investment securities portfolio (average)	$609,214		$670,964	(9)	$614,640		$670,051	(8)
Available-for-sale securities (period-end)	$201,211	(c)	$220,213	(9)	$201,211	(c)	$220,213	(9)
Held-to-maturity securities (period-end)(a)	408,941		441,649	(7)	408,941		441,649	(7)
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$610,152		$661,862	(8)%	$610,152		$661,862	(8)%
(a)Effective January 1, 2023, the Firm adopted new hedge accounting guidance. As permitted by the guidance, the Firm elected to transfer $7.1 billion of HTM securities to AFS. During 2022, the Firm transferred $78.3 billion of investment securities from AFS to HTM for capital management purposes. Refer to Note 1 and Note 10 for additional information on the new hedge accounting guidance.
(b)As of June 30, 2023 and 2022, the allowance for credit losses on investment securities was $74 million and $47 million, respectively.
(c)As of June 30, 2023, included $25.8 billion of AFS securities associated with the First Republic acquisition. Refer to Note 28 for additional information.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		85
Capital Risk	48–53	86-96
Liquidity Risk	54–61	97-104
Reputation Risk		105
Consumer Credit Risk	65–69	110-115
Wholesale Credit Risk	70–79	116-126
Investment Portfolio Risk	83	130
Market Risk	84–89	131-138
Country Risk	90	139-140
Climate Risk		141
Operational Risk		142-148
Compliance Risk		145
Conduct Risk		146
Legal Risk		147
Estimations and Model Risk		148

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 86-96 of JPMorgan Chase’s 2022 Form 10-K, Note 23 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s capital risk.
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
Key Regulatory Developments
CECL regulatory capital transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of June 30, 2023, the Firm's CET1 capital reflected the remaining $1.4 billion benefit associated with the CECL capital transition provisions.
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

Risk-based Capital Targets
The Firm’s target for its Basel III Standardized CET1 capital ratio for the first quarter of 2024 remains at 13.5%. The Firm’s quarterly capital ratios may vary from the target dependent on market conditions. The target is based on the Basel III capital rules currently in effect.
Basel III Finalization
In July 2023, the Federal Reserve, the OCC and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity". Under the proposal, changes would include replacement of the advanced approach with an expanded risk-based approach, which would not permit the use of internal models for the calculation of risk-weighted assets, other than for Market risk. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the standardized approach. The proposal would significantly revise risk-based capital requirements for all banks with assets of $100 billion or more, including the Firm and other U.S. GSIBs. The proposed effective date is July 1, 2025 with a three year transition period applicable to the expanded risk-based approach.

GSIB Surcharge
In July 2023, the Federal Reserve also released a proposal to amend the calculation of the GSIB surcharge. If adopted as proposed, these amendments would require the Firm to assess its GSIB surcharge on an annual basis, using the average of the quarterly surcharge calculations throughout the calendar year, with daily averaging required for certain measures within the surcharge calculation. Surcharge increments would be reduced from 50bp to 10bp and there would also be other technical amendments to the Method 2 calculation. The proposed amendments would revise risk-based capital requirements for the Firm and other U.S. GSIBs, and would become effective on two calendar quarters after the adoption of the final rule. Refer to Risk-based Capital Regulatory Requirements on pages 89-90 of JPMorgan Chase’s 2022 Form 10-K for further information on the GSIB surcharge.

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for a further discussion of these capital metrics. Refer to Note 23 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics. First Republic Bank was not subject to Advanced approach regulatory capital requirements. As a result, for certain exposures associated with the First Republic acquisition, Advanced RWA and any impact on Advanced Total capital is calculated under the Standardized approach as permitted by the transition provisions in the U.S. capital rules. Refer to Note 28 for additional information on the First Republic acquisition.

	Standardized			Advanced
(in millions, except ratios)	June 30, 2023	December 31, 2022	Capital ratio requirements(b)	June 30, 2023		December 31, 2022	Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$235,827	$218,934		$235,827		$218,934
Tier 1 capital	262,585	245,631		262,585		245,631
Total capital	295,281	277,769		281,953	(c)	264,583
Risk-weighted assets	1,706,927	1,653,538		1,694,714	(c)	1,609,773
CET1 capital ratio	13.8%	13.2%	12.5%	13.9%		13.6%	11.0%
Tier 1 capital ratio	15.4	14.9	14.0	15.5		15.3	12.5
Total capital ratio	17.3	16.8	16.0	16.6		16.4	14.5
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended June 30, 2023. For the period ended December 31, 2022, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 12.0%, 13.5%, and 15.5%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 10.5%, 12.0%, and 14.0%, respectively. Refer to Note 23 for additional information.
(c)Includes the impacts of certain assets associated with the First Republic acquisition to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	June 30, 2023	December 31, 2022	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,796,579	$3,703,873
Tier 1 leverage ratio	6.9%	6.6%	4.0%
Total leverage exposure	$4,492,761	$4,367,092
SLR	5.8%	5.6%	5.0%
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, and other intangible assets.
(c)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 23 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2023 and December 31, 2022.

(in millions)	June 30, 2023		December 31, 2022
Total stockholders’ equity	$312,516		$292,332
Less: Preferred stock	27,404		27,404
Common stockholders’ equity	285,112		264,928
Add:
Certain deferred tax liabilities(a)	3,097		2,510
Other CET1 capital adjustments(b)	5,586		6,221
Less:
Goodwill(c)	54,339		53,501
Other intangible assets	3,629		1,224
Standardized/Advanced CET1 capital	$235,827		$218,934
Add: Preferred stock	27,404		27,404
Less: Other Tier 1 adjustments	646		707
Standardized/Advanced Tier 1 capital	$262,585		$245,631
Long-term debt and other instruments qualifying as Tier 2 capital	$13,424		$13,569
Qualifying allowance for credit losses(d)	20,459		19,353
Other	(1,187)		(784)
Standardized Tier 2 capital	$32,696		$32,138
Standardized Total capital	$295,281		$277,769
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)	(13,328)	(f)	(13,186)
Advanced Tier 2 capital	$19,368		$18,952
Advanced Total capital	$281,953		$264,583
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2023 and December 31, 2022, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $5.3 billion and $5.2 billion and the benefit from the CECL capital transition provisions of $1.4 billion and $2.2 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to Principal investment risk on page 83 for additional information.
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
(f)Included an incremental $714 million allowance for credit losses on certain assets associated with the First Republic acquisition to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2023.

Six months ended June 30, (in millions)	2023
Standardized/Advanced CET1 capital at December 31, 2022	$218,934
Net income applicable to common equity	26,365
Dividends declared on common stock	(5,911)
Net purchase of treasury stock	(4,304)
Changes in additional paid-in capital	534
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	2,969
Translation adjustments, net of hedges(a)	267
Fair value hedges	(10)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(61)
Changes related to other CET1 capital adjustments(b)	(2,956)
Change in Standardized/Advanced CET1 capital	16,893
Standardized/Advanced CET1 capital at June 30, 2023	$235,827
Standardized/Advanced Tier 1 capital at December 31, 2022	$245,631
Change in CET1 capital(b)	16,893
Redemptions of noncumulative perpetual preferred stock	—
Other	61
Change in Standardized/Advanced Tier 1 capital	16,954
Standardized/Advanced Tier 1 capital at June 30, 2023	$262,585
Standardized Tier 2 capital at December 31, 2022	$32,138
Change in long-term debt and other instruments qualifying as Tier 2	(145)
Change in qualifying allowance for credit losses(b)	1,106
Other	(403)
Change in Standardized Tier 2 capital	558
Standardized Tier 2 capital at June 30, 2023	$32,696
Standardized Total capital at June 30, 2023	$295,281
Advanced Tier 2 capital at December 31, 2022	$18,952
Change in long-term debt and other instruments qualifying as Tier 2	(145)
Change in qualifying allowance for credit losses(b)(c)	964
Other	(403)
Change in Advanced Tier 2 capital	416
Advanced Tier 2 capital at June 30, 2023	$19,368
Advanced Total capital at June 30, 2023	$281,953
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information.
(c)Included an incremental $714 million allowance for credit losses on certain assets associated with the First Republic acquisition to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2023. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2023 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2022	$1,568,536	$85,002	$1,653,538	$1,078,076	$85,432	$446,265	$1,609,773
Model & data changes(a)	(6,013)	(3,592)	(9,605)	(3,772)	(3,592)	—	(7,364)
Movement in portfolio levels(b)	70,207	(7,213)	62,994	102,745	(7,487)	(2,953)	92,305
Changes in RWA	64,194	(10,805)	53,389	98,973	(11,079)	(2,953)	84,941
June 30, 2023	$1,632,730	$74,197	$1,706,927	$1,177,049	$74,353	$443,312	$1,694,714
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, impacts associated with the First Republic acquisition including the benefit of the shared-loss agreements entered into with the FDIC, position rolloffs in legacy portfolios in Home Lending, changes in composition and credit quality, market movements, and deductions for excess eligible credit reserves not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of June 30, 2023 and December 31, 2022, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $221.2 billion and $210.1 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $199.0 billion and $180.8 billion, respectively.
(d)As of June 30, 2023, Credit risk RWA reflected approximately $57.1 billion of RWA calculated under the Standardized approach for certain assets associated with the First Republic acquisition as permitted by the transition provisions in the U.S. capital rules.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2023	December 31, 2022
Tier 1 capital	$262,585	$245,631
Total average assets	3,851,388	3,755,271
Less: Regulatory capital adjustments(a)	54,809	51,398
Total adjusted average assets(b)	3,796,579	3,703,873
Add: Off-balance sheet exposures(c)	696,182	663,219
Total leverage exposure	$4,492,761	$4,367,092
SLR	5.8%	5.6%
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
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. As of June 30, 2023, the Firm updated its line of business capital allocations to reflect the impact of the First Republic acquisition.
Refer to line of business equity on page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	June 30, 2023	March 31, 2023	December 31, 2022
Consumer & Community Banking	$55.5	$52.0	$50.0
Corporate & Investment Bank	108.0	108.0	103.0
Commercial Banking	30.0	28.5	25.0
Asset & Wealth Management	17.0	16.0	17.0
Corporate	74.6	71.2	69.9
Total common stockholders’ equity	$285.1	$275.7	$264.9

Capital actions
Common stock dividends
The Firm’s quarterly common stock dividend is currently $1.00 per share. On June 30, 2023, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $1.05 per share, effective in the third quarter of 2023. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
The Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Total number of shares of common stock repurchased	16.7	5.0	38.7	23.1
Aggregate purchase price of common stock repurchases	$2,293	$622	$5,233	$3,122
Refer to Capital actions on page 94 of JPMorgan Chase’s 2022 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 209–210 of this Form 10-Q and page 34 of JPMorgan Chase’s 2022 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $373 million and $410 million, and $729 million and $807 million, for the three and six months ended June 30, 2023 and 2022, respectively.
Refer to Note 19 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2022 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding and issuance on page 60 and Note 18 for additional information on the Firm’s subordinated debt.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2023, the Firm submitted its 2023 Capital Plan to the Federal Reserve. On June 30, 2023, the Firm announced that it had completed the Federal Reserve's 2023 Comprehensive Capital Analysis and Review (“CCAR”) stress test process.
On July 27, 2023, the Federal Reserve announced the Firm's 2023 SCB requirement of 2.9% (down from the current 4.0%), which will result in a Standardized CET1 capital ratio requirement, including regulatory buffers, of 11.4% (down from the current 12.5%) for the fourth quarter of 2023. The SCB requirement will become effective on October 1, 2023 and will remain in effect until September 30, 2024.
Refer to Capital planning and stress testing on pages 86-87 of JPMorgan Chase’s 2022 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”).
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$493.8	$218.2	$486.0	$228.5
% of RWA	28.9%	12.8%	29.4%	13.8%
Regulatory requirements	23.0	10.0	22.5	9.5
Surplus/(shortfall)	$101.2	$47.6	$114.0	$71.4
% of total leverage exposure	11.0%	4.9%	11.1%	5.2%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$66.9	$16.1	$71.2	$32.0
Effective January 1, 2023, the Firm's regulatory requirements for TLAC to RWA and LTD to RWA ratios increased by 50 bps to 23.0% and 10.0%, respectively, due to the increase in the Firm’s GSIB requirements. Refer to Risk-based Capital Regulatory Requirements on pages 89-90 of JPMorgan Chase’s 2022 Form 10-K for further information on the GSIB surcharge.
Refer to Liquidity Risk Management on pages 54-61 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital:

June 30, 2023
(in millions)	Actual	Minimum
Net Capital	$24,578	$5,593
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of June 30, 2023, J.P. Morgan Securities plc was compliant with its MREL requirements.
Effective January 1, 2023, J.P. Morgan Securities plc was required to meet the minimum leverage capital requirement established by the PRA of 3.25%, plus regulatory buffers.

The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics:

June 30, 2023		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$55,711
CET1 capital ratio	17.1%	4.5%
Tier 1 capital ratio	22.1	6.0
Total capital ratio	28.2	8.0
Tier 1 leverage ratio	7.0	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2023 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of June 30, 2023, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics:

June 30, 2023		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$43,524
CET1 capital ratio	19.9%	4.5%
Tier 1 capital ratio	19.9	6.0
Total capital ratio	35.4	8.0
Tier 1 leverage ratio	5.5	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of June 30, 2023 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2023	March 31, 2023	June 30, 2022
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$440,294	$453,287	$634,480
Eligible securities(b)(c)	327,837	278,223	107,473
Total HQLA(d)(e)	$768,131	$731,510	$741,953
Net cash outflows	$683,446	$642,650	$676,234
LCR	112%	114%	110%
Net excess eligible HQLA(d)	$84,685	$88,860	$65,719
JPMorgan Chase Bank N.A.:
LCR	129%	140%	169%
Net excess eligible HQLA	$211,233	$278,651	$487,867
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
(e)End-of-period HQLA balances were $791.5 billion, $758.9 billion, and $721.1 billion for June 30, 2023, March 31, 2023 and June 30, 2022, respectively.

The Firm’s average LCR decreased during the three months ended June 30, 2023, compared with the three months period ended March 31, 2023, due to long-term debt maturities, common stock repurchases and common stock dividends paid, predominantly offset by a dividend payment from JPMorgan Chase Bank, N.A. to the Parent Company.
The Firm's average LCR increased during the three months ended June 30, 2023, compared with the prior year period, driven by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company, partially offset by common stock repurchases and common stock dividends paid.
JPMorgan Chase Bank, N.A.'s average LCR decreased during the three months ended June 30, 2023, compared with the three months ended March 31, 2023, reflecting an approximate 50% decline associated with the First Republic acquisition, reducing HQLA and increasing net cash outflows. JPMorgan Chase Bank, N.A.’s HQLA was further impacted by a reduction in cash primarily driven by higher average loans, a dividend payment to the Parent Company, and a decline in average deposits.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2023 decreased when compared with the same period in the prior year, reflecting a decrease in JPMorgan Chase Bank, N.A.’s HQLA as a result of a reduction in cash from a decline in average deposits and loan growth, as well as lower market values of HQLA-eligible investment securities and the impact of the First Republic acquisition.
Refer to Note 10 and Note 28 for additional information on the Firm's investment securities portfolio and the First Republic acquisition.
Actions by the Federal Reserve have impacted depositor behavior, resulting in reductions to system-wide deposits, including those held by the Firm. Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the continued impacts of Federal Reserve actions as well as other factors.
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
The Firm maintains liquidity at the Parent Company, the Intermediate Holding Company (“IHC”), and operating subsidiaries at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of stress when access to normal funding sources may be disrupted.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $620 billion and $694 billion as of June 30, 2023 and December 31, 2022, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2022, was driven by a reduction in excess eligible HQLA securities at JPMorgan Chase Bank, N.A., largely offset by an increase in CIB trading assets and AFS securities associated with the First Republic acquisition.

The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $332 billion and $323 billion as of June 30, 2023 and December 31, 2022, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
As of June 30, 2023, the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's current interpretation of the final rule. By the end of August 2023, the Firm will be required to publicly disclose its quarterly average NSFR on a semiannual basis.

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
Refer to Note 24 for additional information on off-balance sheet obligations.
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2023, and December 31, 2022, and the average deposit balances for the three and six months ended June 30, 2023 and 2022, respectively.

	June 30, 2023	December 31, 2022	Three months ended June 30,		Six months ended June 30,
			Average		Average
(in millions)			2023	2022	2023	2022
Consumer & Community Banking	$1,173,514	$1,131,611	$1,157,309	$1,180,453	$1,135,261	$1,167,057
Corporate & Investment Bank	735,576	689,893	722,818	773,664	711,266	765,200
Commercial Banking	269,026	271,342	275,196	300,339	270,595	308,518
Asset & Wealth Management	199,763	233,130	211,872	268,861	218,078	278,256
Corporate	21,083	14,203	20,219	8,995	18,931	4,948
Total Firm	$2,398,962	$2,340,179	$2,387,414	$2,532,312	$2,354,131	$2,523,979
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
Average deposits were lower for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was driven by:
•the continued migration into higher-yielding investments in AWM as a result of the rising interest rate environment,
•continued deposit attrition in CIB, including actions to reduce certain deposits, partially offset by net issuances of structured notes as a result of client demand,
•continued deposit attrition in CB, partially offset by continued inflows as a result of disruptions in the market in the first quarter of 2023, and
•a net decline in CCB primarily from existing accounts due to increased customer spending, largely offset by the impact of the First Republic acquisition, partially offset by
•an increase in Corporate related to the Firm's international consumer initiatives.
Average deposits were lower for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was driven by:
•the continued migration into higher-yielding investments in AWM as a result of the rising interest rate environment,
•continued deposit attrition in CIB, including actions to reduce certain deposits, partially offset by net issuances of structured notes as a result of client demand,
•continued deposit attrition in CB, partially offset by continued inflows as a result of disruptions in the market in the first quarter of 2023, and
•a net decline in CCB primarily from existing accounts due to increased customer spending, partially offset by the impact of the First Republic acquisition, partially offset by
•an increase in Corporate related to the Firm's international consumer initiatives.

Period-end deposits increased, reflecting:
•increases in CIB due to deposit inflows related to client-driven activities and net issuances of structured notes as a result of client demand,
•$68 billion of deposits in CCB associated with the First Republic acquisition, partially offset by a net decline primarily in existing accounts due to increased customer spending, and
•an increase in Corporate related to the Firm's international consumer initiatives, partially offset by
•the continued migration into higher-yielding investments in AWM as a result of the rising interest rate environment, and
•ongoing attrition in CB driven by higher rates and seasonal outflows, predominantly offset by inflows as a result of disruptions in the market in the first quarter of 2023.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 16-19 and pages 22-46, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At June 30, 2023 and December 31, 2022(a), the Firmwide estimated uninsured deposits were $1,381.1 billion and $1,353.1 billion, respectively, primarily reflecting wholesale operating deposits.
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

(in millions)	June 30, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.		Non-U.S.
Three months or less	$33,242	$74,455	$25,910	(a)	$68,765
Over three months but within 6 months	15,044	5,452	8,670		3,658
Over six months but within 12 months	8,014	3,524	7,035		2,850
Over 12 months	770	2,506	787		2,634
Total	$57,070	$85,937	$42,402		$77,907
(a)Prior-period amounts for the Firmwide estimated uninsured deposits, including uninsured U.S. time deposits, have been revised to conform with the current presentation, reflecting refinements to the calculation.
Refer to pages 100-101 of JPMorgan Chase's 2022 Form 10-K for additional disclosure on the Firm's deposit balances.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2023 and December 31, 2022.

(in billions except ratios)	June 30, 2023	December 31, 2022
Deposits	$2,399.0	$2,340.2
Deposits as a % of total liabilities	67%	69%
Loans	$1,300.1	$1,135.6
Loans-to-deposits ratio	54%	49%

The following tables provide a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the three and six months ended June 30, 2023 and 2022.

(Unaudited) (in millions)	Average balances
	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S. offices
Noninterest-bearing	$646,767	$713,059	$635,748	$709,294
Interest-bearing
Demand(a)	286,453	352,081	283,524	346,005
Savings(b)	883,737	987,067	887,257	996,138
Time	138,985	54,670	118,960	52,904
Total interest-bearing deposits	1,309,175	1,393,818	1,289,741	1,395,047
Total deposits in U.S. offices	1,955,942	2,106,877	1,925,489	2,104,341
Non-U.S. offices
Noninterest-bearing	24,948	28,832	25,390	28,789
Interest-bearing
Demand	320,822	335,102	320,527	331,348
Time	85,702	61,501	82,725	59,501
Total interest-bearing deposits	406,524	396,603	403,252	390,849
Total deposits in non-U.S. offices	431,472	425,435	428,642	419,638
Total deposits	$2,387,414	$2,532,312	$2,354,131	$2,523,979

(Unaudited)	Average interest rates
	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	3.41%	0.32%	3.09%	0.18%
Savings(b)	1.04	0.12	0.97	0.10
Time	4.53	0.92	4.52	0.60
Total interest-bearing deposits	1.93	0.20	1.75	0.14
Total deposits in U.S. offices	1.28	0.12	1.19	0.08
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	2.53	0.08	2.38	0.02
Time	5.66	0.72	5.32	0.38
Total interest-bearing deposits	3.21	0.20	2.98	0.08
Total deposits in non-U.S. offices	3.01	0.16	2.80	0.06
Total deposits	1.60%	0.16%	1.47%	0.08%
(a)Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts (“MMDAs”).

Refer to Note 16 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2023, and December 31, 2022, and average balances for the three and six months ended June 30, 2023 and 2022, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 16-19 and Note 11 for additional information.
Sources of funds (excluding deposits)

	June 30, 2023		December 31, 2022	Three months ended June 30,		Six months ended June 30,
				Average		Average
(in millions)				2023	2022	2023	2022
Commercial paper	$11,686		$12,557	$11,057	$19,589	$11,930	$17,097
Other borrowed funds	7,532		8,418	9,791	12,533	9,931	13,061
Federal funds purchased	1,783		1,684	1,564	1,241	1,729	1,467
Total short-term unsecured funding	$21,001		$22,659	$22,412	$33,363	$23,590	$31,625
Securities sold under agreements to repurchase(a)	$260,999		$198,382	$258,297	$227,075	$252,322	$235,300
Securities loaned(a)	3,490		2,547	3,857	5,060	3,994	4,982
Other borrowed funds	21,804	(g)	23,052	21,179	26,376	22,037	27,152
Obligations of Firm-administered multi-seller conduits(b)	16,383		9,236	12,741	6,779	11,622	6,625
Total short-term secured funding	$302,676		$233,217	$296,074	$265,290	$289,975	$274,059
Senior notes	$177,966		$188,025	$180,712	$187,143	$182,830	$188,779
Subordinated debt	19,763		21,803	20,543	19,139	21,182	19,688
Structured notes(c)	76,648		70,839	75,075	66,025	74,413	68,584
Total long-term unsecured funding	$274,377		$280,667	$276,330	$272,307	$278,425	$277,051
Credit card securitization(b)	$999		$1,999	$999	$1,748	$1,087	$2,010
FHLB advances	36,094	(d)	11,093	28,420	11,106	19,804	11,107
Purchase Money Note(d)	48,883		NA	32,745	NA	16,463	NA
Other long-term secured funding(e)	4,724		4,105	4,667	3,807	4,383	3,858
Total long-term secured funding	$90,700		$17,197	$66,831	$16,661	$41,737	$16,975
Preferred stock(f)	$27,404		$27,404	$27,404	$32,838	$27,404	$33,180
Common stockholders’ equity(f)	$285,112		$264,928	$277,885	$247,986	$274,560	$250,234
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)As of June 30, 2023, included $25.0 billion FHLB advances and the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(e)Includes long-term structured notes which are secured.
(f)Refer to Capital Risk Management on pages 48-53, Consolidated statements of changes in stockholders’ equity on page 99 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2022 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(g)As of June 30, 2023, included FHLB advances with original maturities of less than one year of $2.3 billion associated with the First Republic acquisition. Refer to Note 28 for additional information.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2023, compared with December 31, 2022, due to higher secured financing of trading assets and the impact of a lower level of netting on client-driven market-making activities in Markets.
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
The decrease in commercial paper at June 30, 2023 from December 31, 2022, and for the average three and six months ended June 30, 2023 compared to the prior year periods, was due to lower net issuance levels resulting from short-term liquidity management.
The decrease in average unsecured other borrowed funds for the three and six months ended June 30, 2023 compared to the prior year periods was due to a lower level of overdrafts as well as net maturities of structured notes classified as other borrowed funds in CIB.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2023 and 2022. Refer to Note 18 of this Form 10-Q and Liquidity Risk Management on pages 97-104 of JPMorgan Chase’s 2022 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$2,500	$13,000	$2,500	$21,100	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	—	2,752	—	—	—	—
Total senior notes	2,500	13,000	2,500	23,852	—	—	—	—
Structured notes(a)	563	918	1,444	2,074	7,947	11,230	15,665	19,679
Total long-term unsecured funding – issuance	$3,063	$13,918	$3,944	$25,926	$7,947	$11,230	$15,665	$19,679
Maturities/redemptions
Senior notes	$6,335	$5,000	$13,433	$8,693	$2	$—	$67	$64
Subordinated debt	2,027	—	2,027	—	—	—	—	—
Structured notes	324	415	771	1,392	6,479	7,428	13,981	15,075
Total long-term unsecured funding – maturities/redemptions	$8,686	$5,415	$16,231	$10,085	$6,481	$7,428	$14,048	$15,139
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, as well as the FHLB advances and the Purchase Money Note associated with the First Republic acquisition, and their respective maturities or redemptions, as applicable for the three and six months ended June 30, 2023 and 2022, respectively.

Long-term secured funding
	Three months ended June 30,					Six months ended June 30,
	Issuance			Maturities/Redemptions		Issuance			Maturities/Redemptions
(in millions)	2023		2022	2023	2022	2023		2022	2023	2022
Credit card securitization	$—		$—	$—	$—	$—		$—	$1,000	$650
FHLB advances	25,775	(a)	—	602	4	25,775	(a)	—	604	6
Purchase Money Note(a)	50,000		NA	—	NA	50,000		NA	—	NA
Other long-term secured funding(b)	591		82	58	31	742		284	112	92
Total long-term secured funding	$76,366		$82	$660	$35	$76,517		$284	$1,716	$748
(a)As of June 30, 2023, included FHLB advances and the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(b)Includes long-term structured notes that are secured.
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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to Note 5 and Note 14 for additional information.
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of June 30, 2023, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
June 30, 2023	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s (a)	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) On March 31, 2023, Standard & Poor's affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, and revised the outlook from positive to stable.
Refer to page 104 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 65-82 for a further discussion of Credit Risk.
Refer to page 83 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 106-130 of JPMorgan Chase’s 2022 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, total loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 12, 24 and 5 for additional information on the Firm’s loans, lending-related commitments and derivative receivables.
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 65-69 and Note 12 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 70-79 and Note 12 for further discussions of the wholesale credit environment and wholesale loans.
On January 1, 2023, the Firm adopted changes to the TDR accounting guidance, which eliminated the accounting and disclosure requirements for TDRs including the requirement to assess whether a modification is reasonably expected or involves a concession. The new guidance requires disclosure for loan modifications to borrowers experiencing financial difficulty consisting of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or a combination of these modifications. The Firm has defined these types of modifications as financial difficulty modifications ("FDMs"). As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs will differ from those previously considered TDRs. Refer to Note 1 and Note 12 for further information.

Total credit portfolio
	Credit exposure			Nonperforming(d)
(in millions)	Jun 30, 2023		Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Loans retained	$1,255,688		$1,089,598	$6,377	$5,837
Loans held-for-sale	5,592		3,970	119	54
Loans at fair value	38,789		42,079	777	829
Total loans	1,300,069		1,135,647	7,273	6,720
Derivative receivables	64,217		70,880	286	296
Receivables from customers(a)	42,741		49,257	—	—
Total credit-related assets	1,407,027		1,255,784	7,559	7,016
Assets acquired in loan satisfactions
Real estate owned	NA		NA	243	203
Other	NA		NA	36	28
Total assets acquired in loan satisfactions	NA		NA	279	231
Lending-related commitments	1,473,420		1,326,782	332	455
Total credit portfolio	$2,880,447	(c)	$2,582,566	$8,170	$7,702
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(32,090)		$(19,330)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,282)		(23,014)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Included credit exposure associated with the First Republic acquisition consisting of $104.6 billion in the Consumer credit portfolio and $98.2 billion in the Wholesale credit portfolio.
(d)At June 30, 2023, and December 31, 2022, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $215 million and $302 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

The following table provides information on Firmwide nonaccrual loans to total loans.

(in millions, except ratios)	June 30, 2023	Dec 31, 2022
Total nonaccrual loans	$7,273	$6,720
Total loans	1,300,069	1,135,647
Firmwide nonaccrual loans to total loans outstanding	0.56%	0.59%
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net charge-offs	$1,411	$657	$2,548	$1,239
Average retained loans	1,194,044	1,035,933	1,138,550	1,020,180
Net charge-off rates	0.47%	0.25%	0.45%	0.24%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, scored auto and business banking. The consumer credit portfolio also includes certain loans and lending-related commitments associated with the First Republic acquisition, primarily in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 12 of this Form 10-Q; and Consumer Credit Portfolio on pages 110-115 and Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 24 of this Form 10-Q and Note 28 of JPMorgan Chase's 2022 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure			Nonaccrual loans((j)(k)(l)
	Jun 30, 2023		Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Consumer, excluding credit card
Residential real estate(a)	$328,010		$237,561	$3,641	$3,745
Auto and other(b)(c)	68,185		63,192	143	129
Total loans – retained	396,195		300,753	3,784	3,874
Loans held-for-sale	549		618	71	28
Loans at fair value(d)	11,460		10,004	410	423
Total consumer, excluding credit card loans	408,204		311,375	4,265	4,325
Lending-related commitments(e)	50,846		33,518
Total consumer exposure, excluding credit card	459,050	(i)	344,893
Credit card
Loans retained(f)	191,348		185,175	NA	NA
Total credit card loans	191,348		185,175	NA	NA
Lending-related commitments(e)(g)	881,485		821,284
Total credit card exposure	1,072,833		1,006,459
Total consumer credit portfolio	$1,531,883		$1,351,352	$4,265	$4,325
Credit-related notes used in credit portfolio management activities(h)	$(985)		$(1,187)

	Three months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2023	2022	2023	2022	2023	2022
Consumer, excluding credit card
Residential real estate	$(25)	$(67)	$293,073	$232,770	(0.03)%	(0.12)%
Auto and other	147	94	66,470	66,879	0.89	0.56
Total consumer, excluding credit card - retained	122	27	359,543	299,649	0.14	0.04
Credit card - retained	1,124	580	187,027	158,434	2.41	1.47
Total consumer - retained	$1,246	$607	$546,570	$458,083	0.91%	0.53%

	Six months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2023	2022	2023	2022	2023	2022
Consumer, excluding credit card
Residential real estate	$(45)	$(134)	$265,082	$229,369	(0.03)%	(0.12)%
Auto and other	299	207	65,145	68,197	0.93	0.61
Total consumer, excluding credit card - retained	254	73	330,227	297,566	0.16	0.05
Credit card - retained	2,046	1,086	183,757	153,941	2.25	1.42
Total consumer - retained	$2,300	$1,159	$513,984	$451,507	0.90%	0.52%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At June 30, 2023 and December 31, 2022, excluded operating lease assets of $10.9 billion and $12.0 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 17 for further information.
(c)Includes scored auto and business banking loans, and overdrafts.
(d)Includes scored mortgage loans held in CCB and CIB, and other consumer unsecured loans in CIB.
(e)Credit card, home equity and certain business banking lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments and certain business banking commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to Note 24 for further information.
(f)Includes billed interest and fees.
(g)Also includes commercial card lending-related commitments primarily in CB and CIB.

(h)Represents the notional amount of protection obtained through the issuance of credit-related notes that reference certain pools of residential real estate and auto loans in the retained consumer portfolio.
(i)Included credit exposure of $104.6 billion associated with the First Republic acquisition consisting of $101.5 billion in residential real estate and $3.1 billion in auto and other.
(j)At June 30, 2023 and December 31, 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $215 million and $302 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(l)At June 30, 2023 and December 31, 2022, nonaccrual loans excluded $39 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $13.3 billion and $18.2 billion for the three months ended June 30, 2023 and 2022, respectively, and $12.4 billion and $21.0 billion for the six months ended June 30, 2023 and 2022, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Maturities and sensitivity to changes in interest rates
The table below sets forth loan maturities by scheduled repayments, by class of loan and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. Refer to Consumer Credit Portfolio on pages 110-115 of JPMorgan Chase's 2022 Form 10-K for further information.

June 30, 2023 (in millions)	Within 1 year(d)		1-5 years	5-15 years	After 15 years	Total
Consumer, excluding credit card
Residential real estate	$16,797		$27,570	$109,586	$183,944	$337,897
Auto and other	19,826	(e)	45,847	4,629	5	70,307
Total consumer, excluding credit card loans(a)	$36,623		$73,417	$114,215	$183,949	$408,204
Total credit card loans	$190,780		$568	$—	$—	$191,348
Total consumer loans	$227,403		$73,985	$114,215	$183,949	$599,552

Loans due after one year at fixed interest rates
Residential real estate(b)			$20,332	$59,618	$91,537
Auto and other			45,771	3,678	5
Credit card			568	—	—

Loans due after one year at variable interest rates
Residential real estate(c)			$7,238	$49,968	$92,407
Auto and other			76	951	—
Total consumer loans			$73,985	$114,215	$183,949
(a)Included $3.6 billion, $4.7 billion, $27.3 billion, and $58.3 billion of loans within 1 year, 1-5 years, 5-15 years, and after 15 years, respectively, associated with the First Republic acquisition.
(b)Included $3.0 billion, $8.8 billion, and $15.6 billion in 1-5 years, 5-15 years, and after 15 years, respectively, associated with the First Republic acquisition.
(c)Included $1.7 billion, $18.6 billion, and $42.7 billion in 1-5 years, 5-15 years, and after 15 years, respectively, associated with the First Republic acquisition.
(d)Includes loans held-for-sale and loans at fair value.
(e)Includes overdrafts.

Consumer, excluding credit card
Portfolio analysis
Loans increased compared to December 31, 2022 driven by residential real estate loans associated with the First Republic acquisition and higher auto loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans increased compared to December 31, 2022, reflecting residential real estate loans associated with the First Republic acquisition. Retained nonaccrual loans decreased compared to December 31, 2022. Net recoveries were lower for the three and six months ended June 30, 2023 compared to the same periods in the prior year driven by lower prepayments due to higher interest rates.
Loans at fair value decreased from December 31, 2022, driven by a decrease in CIB due to sales outpacing purchases largely offset by an increase in Home Lending as originations outpaced warehouse loan sales. Nonaccrual loans at fair value were relatively flat compared to December 31, 2022.
At June 30, 2023 and December 31, 2022, the carrying value of interest-only residential mortgage loans was $90.0 billion and $36.3 billion, respectively. The increase was driven by the impact of the First Republic acquisition. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio and there were no charge-offs associated with the First Republic acquisition.
The carrying value of home equity lines of credit outstanding was $16.9 billion at June 30, 2023, which included $2.6 billion associated with the First Republic acquisition. The carrying value of home equity lines of credit outstanding included $4.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $4.7 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2023	December 31, 2022
Current	$614	$659
30-89 days past due	112	136
90 or more days past due	215	302
Total government guaranteed loans	$941	$1,097
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At June 30, 2023, $229.8 billion, or 70% of the total retained residential real estate loan portfolio, was concentrated in California, New York, Florida, Texas and Massachusetts, compared with $147.8 billion, or 62% at December 31, 2022.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
For the three and six months ended June 30, 2023, residential real estate FDMs were $35 million and $75 million, respectively. In addition to FDMs, the Firm also had $33 million and $48 million of loans subject to trial modification where the terms of the loans have not been permanently modified, as well as $3 million and $5 million of loans subject to discharge under Chapter 7 bankruptcy proceedings ("Chapter 7 loans") for the three and six months ended June 30, 2023, respectively. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications and Chapter 7 loans were considered TDRs, but not FDMs. Refer to Note 1 and Note 12 for further information.
For the three and six months ended June 30, 2022, residential real estate TDRs were $115 million and $233 million, respectively. Refer to Note 12 for further information on TDRs in prior periods.

Auto and other: The auto and other loan portfolio, including loans at fair value consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio increased when compared to December 31, 2022 due to originations of scored Auto loans and an increase in other consumer unsecured fair value option loans associated with the First Republic acquisition, largely offset by paydowns. Net charge-offs increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year due to higher scored Auto charge-offs as delinquency levels normalized and vehicle valuations declined. The scored Auto net charge-off rates were 0.41% and 0.12% for the three months ended June 30, 2023 and 2022, respectively, and 0.43% and 0.15% for the six months ended June 30, 2023 and 2022, respectively.
Nonperforming assets
The following table presents information as of June 30, 2023 and December 31, 2022, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2023	December 31, 2022
Nonaccrual loans
Residential real estate(b)	$4,122	$4,196
Auto and other(c)	143	129
Total nonaccrual loans	4,265	4,325
Assets acquired in loan satisfactions
Real estate owned	126	129
Other	36	28
Total assets acquired in loan satisfactions	162	157
Total nonperforming assets	$4,427	$4,482
(a)At June 30, 2023 and December 31, 2022, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $215 million and $302 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)At June 30, 2023 and December 31, 2022, nonaccrual loans excluded $39 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2023 and 2022.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2023	2022
Beginning balance	$4,325	$5,350
Additions	1,290	1,149
Reductions:
Principal payments and other(a)	486	789
Charge-offs	202	117
Returned to performing status	573	824
Foreclosures and other liquidations	89	97
Total reductions	1,350	1,827
Net changes	(60)	(678)
Ending balance	$4,265	$4,672
(a)Other reductions include loan sales.
Refer to Note 12 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased from December 31, 2022 reflecting growth from new accounts and revolving balances which continued to normalize to pre-pandemic levels. The June 30, 2023 30+ and 90+ day delinquency rates of 1.70% and 0.84%, respectively, increased compared to the December 31, 2022 30+ and 90+ day delinquency rates of 1.45% and 0.68% respectively, and net charge-offs increased for the three and six months ended June 30, 2023 compared to the same periods in the prior year as 30+ day delinquencies have normalized.
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
Modifications of credit card loans
For the three and six months ended June 30, 2023, credit card FDMs were $181 million and $326 million, respectively. In addition to FDMs, the Firm also had $26 million of loans subject to trial modification where the terms of the loans have not been permanently modified for both the three and six months ended June 30, 2023. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications were considered TDRs, but not FDMs.
For the three and six months ended June 30, 2022, credit card TDRs were $81 million and $163 million, respectively.
Refer to Note 1 and Note 12 for further information.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 72-75 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated BWM and auto dealer exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with the First Republic acquisition to align with the Firm’s businesses and operations. Accordingly, reporting classifications and internal risk rating profiles in the wholesale portfolio may change in future periods. Refer to Business Developments on page 9 for additional information.
As of June 30, 2023, the increase in nonperforming exposure was driven by loans, resulting from client-specific downgrades in CB and AWM, partially offset by a reduction in lending-related commitments. For the six months ended June 30, 2023, wholesale charge-offs remained low, despite an increase in charge-offs in the second quarter of 2023 concentrated in Office real estate.
As of June 30, 2023, retained loans increased $64.5 billion predominantly driven by the impact of the First Republic acquisition. Lending-related commitments increased $69.1 billion driven by the impact of the First Republic acquisition, and net portfolio activity in CIB and CB, including an increase in held-for-sale positions in the bridge financing portfolio.

Wholesale credit portfolio
	Credit exposure			Nonperforming
(in millions)	Jun 30, 2023		Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Loans retained	$668,145		$603,670	$2,593	$1,963
Loans held-for-sale	5,043		3,352	48	26
Loans at fair value	27,329		32,075	367	406
Loans	700,517		639,097	3,008	2,395
Derivative receivables	64,217		70,880	286	296
Receivables from customers(a)	42,741		49,257	—	—
Total wholesale credit-related assets	807,475		759,234	3,294	2,691
Assets acquired in loan satisfactions
Real estate owned	—		NA	117	74
Other	—		NA	—	—
Total assets acquired in loan satisfactions	—		NA	117	74
Lending-related commitments	541,089		471,980	332	455
Total wholesale credit portfolio	$1,348,564	(c)	$1,231,214	$3,743	$3,220
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(31,105)		$(18,143)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,282)		(23,014)	—	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 79 and Note 5 for additional information.
(c)Included credit exposure of $98.2 billion associated with the First Republic acquisition.

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk rating profiles of the wholesale credit portfolio as of June 30, 2023, and December 31, 2022. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2023, (in millions, except ratios)
Loans retained	$225,626	$265,856	$176,663	$668,145	$451,978	$216,167	$668,145	68%
Derivative receivables				64,217			64,217
Less: Liquid securities and other cash collateral held against derivatives				(23,282)			(23,282)
Total derivative receivables, net of collateral	12,198	11,089	17,648	40,935	32,682	8,253	40,935	80
Lending-related commitments	141,356	375,289	24,444	541,089	354,209	186,880	541,089	65
Subtotal	379,180	652,234	218,755	1,250,169	838,869	411,300	1,250,169	67
Loans held-for-sale and loans at fair value(a)				32,372			32,372
Receivables from customers				42,741			42,741
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,325,282			$1,325,282
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(6,612)	$(22,502)	$(1,991)	$(31,105)	$(26,836)	$(4,269)	$(31,105)	86%

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2022 (in millions, except ratios)
Loans retained	$204,761	$253,896	$145,013	$603,670	$425,412	$178,258	$603,670	70%
Derivative receivables				70,880			70,880
Less: Liquid securities and other cash collateral held against derivatives				(23,014)			(23,014)
Total derivative receivables, net of collateral	13,508	14,880	19,478	47,866	36,231	11,635	47,866	76
Lending-related commitments	101,083	347,456	23,441	471,980	327,168	144,812	471,980	69
Subtotal	319,352	616,232	187,932	1,123,516	788,811	334,705	1,123,516	70
Loans held-for-sale and loans at fair value(a)				35,427			35,427
Receivables from customers				49,257			49,257
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,208,200			$1,208,200
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(2,817)	$(13,530)	$(1,796)	$(18,143)	$(15,115)	$(3,028)	$(18,143)	83%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position as of June 30, 2023, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $35.0 billion and $31.3 billion as of June 30, 2023 and December 31, 2022, representing approximately 2.8% and 2.7% of total wholesale credit exposure, respectively. Criticized exposure increased, driven by client-specific downgrades largely in Real Estate, Consumer and Retail, Technology, Media & Telecommunications, and Healthcare, as well as exposures associated with the First Republic acquisition, partially offset by client-specific upgrades. Of the $35.0 billion of criticized exposure at June 30, 2023, approximately half was undrawn and $31.8 billion was performing.
The table below summarizes by industry the Firm’s exposures as of June 30, 2023 and December 31, 2022. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(f)(g)(h)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2023
(in millions)
Real Estate	$206,912	$151,293	$50,328	$4,715	$576	$286	$102	$(671)	$—
Individuals and Individual Entities(b)	141,178	115,505	24,954	210	509	1,158	—	—	—
Asset Managers	138,143	87,284	50,713	138	8	72	—	—	(8,906)
Consumer & Retail	125,935	62,890	54,980	7,511	554	416	59	(3,618)	—
Industrials	77,206	43,489	30,310	3,242	165	362	16	(2,072)	(3)
Technology, Media & Telecommunications	76,444	41,401	27,127	7,708	208	125	78	(3,396)	—
Healthcare	65,547	43,569	19,435	2,140	403	292	13	(2,829)	(13)
Banks & Finance Cos	61,659	31,037	29,540	1,061	21	71	4	(470)	(1,123)
State & Municipal Govt(c)	37,157	33,372	3,560	222	3	7	—	(4)	—
Utilities	35,757	25,124	9,746	768	119	60	(2)	(1,989)	—
Oil & Gas	33,233	18,969	13,768	446	50	42	4	(1,384)	—
Automotive	32,947	23,385	9,174	235	153	56	—	(623)	—
Chemicals & Plastics	22,195	12,020	9,243	811	121	26	—	(835)	—
Insurance	21,874	15,513	6,062	299	—	14	—	(531)	(7,529)
Central Govt	16,845	16,396	318	127	4	—	—	(3,724)	(229)
Metals & Mining	15,631	8,528	6,623	450	30	—	(6)	(209)	—
Transportation	15,447	6,879	7,002	1,516	50	64	(18)	(598)	—
Securities Firms	9,077	6,116	2,961	—	—	4	—	(14)	(2,693)
Financial Markets Infrastructure	4,993	4,599	394	—	—	—	—	(1)	—
All other(d)	135,271	114,197	20,621	216	237	40	(2)	(8,137)	(2,786)
Subtotal	$1,273,451	$861,566	$376,859	$31,815	$3,211	$3,095	$248	$(31,105)	$(23,282)
Loans held-for-sale and loans at fair value	32,372
Receivables from customers	42,741
Total(e)	$1,348,564

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2022
(in millions)
Real Estate	$170,857	$129,866	$36,945	$3,609	$437	$543	$19	$(113)	$—
Individuals and Individual Entities(b)	130,815	112,006	18,104	360	345	1,038	1	—	—
Asset Managers	95,656	78,925	16,665	61	5	15	(1)	—	(8,278)
Consumer & Retail	120,555	60,781	51,871	7,295	608	321	49	(1,157)	—
Industrials	72,483	39,052	30,500	2,809	122	282	44	(1,258)	—
Technology, Media & Telecommunications	72,286	39,199	25,689	7,096	302	62	39	(1,766)	—
Healthcare	62,613	43,839	17,117	1,479	178	43	27	(1,055)	—
Banks & Finance Cos	51,816	27,811	22,994	961	50	36	—	(262)	(994)
State & Municipal Govt(c)	33,847	33,191	529	126	1	36	—	(9)	(5)
Utilities	36,218	25,981	9,294	807	136	21	15	(607)	(1)
Oil & Gas	38,668	20,547	17,616	474	31	57	(6)	(414)	—
Automotive	33,287	23,908	8,839	416	124	198	(2)	(513)	—
Chemicals & Plastics	20,030	12,134	7,103	744	49	10	3	(298)	—
Insurance	21,045	15,468	5,396	181	—	1	—	(273)	(7,296)
Central Govt	19,095	18,698	362	35	—	—	10	(4,591)	(677)
Metals & Mining	15,915	8,825	6,863	222	5	7	(1)	(27)	(4)
Transportation	15,009	6,497	6,862	1,574	76	24	2	(339)	—
Securities Firms	8,066	4,235	3,716	115	—	—	(13)	(26)	(2,811)
Financial Markets Infrastructure	4,962	4,525	437	—	—	—	—	—	—
All other(d)	123,307	105,284	17,555	223	245	4	(5)	(5,435)	(2,948)
Subtotal	$1,146,530	$810,772	$304,457	$28,587	$2,714	$2,698	$181	$(18,143)	$(23,014)
Loans held-for-sale and loans at fair value	35,427
Receivables from customers	49,257
Total(e)	$1,231,214
(a)The industry rankings presented in the table as of December 31, 2022, are based on the industry rankings of the corresponding exposures as of June 30, 2023, not actual rankings of such exposures as of December 31, 2022.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held $6.8 billion and $6.6 billion of trading assets as of June 30, 2023, and December 31, 2022, respectively; $24.0 billion and $6.8 billion, respectively, of AFS securities; and $11.6 billion and $19.7 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 94% and 6%, respectively, as of June 30, 2023 and 95% and 5%, respectively, as of December 31, 2022.
(e)Excludes cash and other deposits placed with banks of $485.4 billion and $556.6 billion, as of June 30, 2023, and December 31, 2022, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
(h)Included credit exposure of $98.2 billion associated with the First Republic acquisition predominantly in Asset Managers, Real Estate, and Individuals and Individual Entities.
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
Real Estate
Real Estate exposure was $206.9 billion as of June 30, 2023. Criticized exposure increased by $1.3 billion from $4.0 billion as of December 31, 2022 to $5.3 billion as of June 30, 2023, driven by client-specific downgrades, partially offset by client-specific upgrades.

	June 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure		% Investment-grade	% Drawn(e)
Multifamily(a)	$119,840	$11	$119,851		83%	89%
Other Income Producing Properties(b)	18,664	178	18,842		56	68
Industrial	17,997	—	17,997		66	74
Office	17,623	24	17,647		62	76
Services and Non Income Producing	15,656	63	15,719		64	53
Retail	12,899	35	12,934		61	71
Lodging	3,902	20	3,922		16	47
Total Real Estate Exposure(c)	$206,581	$331	$206,912	(d)	73%	80%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure		% Investment- grade	% Drawn(e)
Multifamily(a)	$99,555	$17	$99,572		82%	87%
Other Income Producing Properties(b)	12,701	150	12,851		70	62
Industrial	15,928	1	15,929		72	71
Office	14,917	25	14,942		74	73
Services and Non Income Producing	13,968	10	13,978		65	48
Retail	10,192	8	10,200		75	68
Lodging	3,347	38	3,385		6	37
Total Real Estate Exposure	$170,608	$249	$170,857		76%	77%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 82% secured; unsecured exposure is approximately 76% investment-grade.
(d)Included $33.2 billion of credit exposure associated with the First Republic acquisition.
(e)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $125.9 billion as of June 30, 2023. Criticized exposure increased by $162 million from $7.9 billion as of December 31, 2022 to $8.1 billion as of June 30, 2023, driven by client-specific downgrades predominantly offset by client-specific upgrades and net portfolio activity.

	June 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$35,745	$329	$36,074	53%	32%
Business and Consumer Services	33,127	348	33,475	49	41
Food and Beverage	31,747	1,195	32,942	56	40
Consumer Hard Goods	13,927	285	14,212	47	36
Leisure(b)	9,111	121	9,232	25	44
Total Consumer & Retail(c)	$123,657	$2,278	$125,935	50%	38%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$33,891	$309	$34,200	50%	33%
Business and Consumer Services	31,256	384	31,640	50	40
Food and Beverage	31,706	736	32,442	59	39
Consumer Hard Goods	13,879	172	14,051	51	39
Leisure(b)	8,173	49	8,222	21	45
Total Consumer & Retail	$118,905	$1,650	$120,555	50%	38%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of June 30, 2023 approximately 88% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 57% secured; unsecured exposure is approximately 79% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $33.2 billion as of June 30, 2023 of which $496 million was considered criticized exposure.

	June 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$16,592	$1,186	$17,778	56%	29%
Other Oil & Gas(a)	15,289	166	15,455	58	28
Total Oil & Gas(b)	$31,881	$1,352	$33,233	57%	29%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,729	$4,666	$22,395	50%	25%
Other Oil & Gas(a)	15,818	455	16,273	57	25
Total Oil & Gas	$33,547	$5,121	$38,668	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 40% secured, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 68% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2023 and 2022. Since June 30, 2022, nonaccrual loan exposure increased by $518 million driven by Healthcare, Consumer & Retail, and Real Estate resulting from downgrades, partially offset by Transportation and civic organizations resulting from net portfolio activity.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2023	2022
Beginning balance	$2,395	$2,445
Additions	1,649	1,239
Reductions:
Paydowns and other	618	776
Gross charge-offs	281	83
Returned to performing status	85	326
Sales	52	9
Total reductions	1,036	1,194
Net changes	613	45
Ending balance	$3,008	$2,490

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2023 and 2022. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Loans
Average loans retained	$647,474	$577,850	$624,566	$568,673
Gross charge-offs	189	71	294	123
Gross recoveries collected	(24)	(21)	(46)	(43)
Net charge-offs/(recoveries)	165	50	248	80
Net charge-off/(recovery) rate	0.10%	0.03%	0.08%	0.03%

Modified wholesale loans
The amortized cost of wholesale FDMs was $673 million and $854 million for the three and six months ended June 30, 2023, respectively. Refer to Note 1 and Note 12 for further information.
Wholesale TDRs were $60 million and $479 million for the three and six months ended June 30, 2022, respectively. Refer to Note 12 for further information on TDRs in prior periods.

Maturities and sensitivity to changes in interest rates
The table below sets forth loan maturities by scheduled repayments, by class of loan and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. Refer to Wholesale Credit Portfolio on pages 116-126 of JPMorgan Chase's 2022 Form 10-K for further information. Refer to Note 12 for further information on loan classes.

June 30, 2023 (in millions, except ratios)	1 year or less(f)	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Wholesale loans:
Secured by real estate(a)	$17,025	$61,188	$50,001	$41,680	$169,894
Commercial and industrial	54,346	114,370	8,863	197	177,776
Other(b)	184,593	127,299	35,378	5,577	352,847
Total wholesale loans	$255,964	$302,857	$94,242	$47,454	$700,517
Loans due after one year at fixed interest rates
Secured by real estate(c)		$15,915	$11,563	$520
Commercial and industrial		5,775	1,238	66
Other		30,048	15,690	3,808
Loans due after one year at variable interest rates
Secured by real estate(d)		$45,273	$38,438	$41,160
Commercial and industrial		108,595	7,625	131
Other(e)		97,251	19,688	1,769
Total wholesale loans		$302,857	$94,242	$47,454
(a)Included $6.5 billion, $17.0 billion, and $9.9 billion of loans in 1 year or less, after 1 year through 5 years, and after 5 years though 15, respectively, associated with the First Republic acquisition.
(b)Included $12.0 billion, and $3.8 billion of loans in 1 year or less, and after 1 year through 5 years, respectively, associated with the First Republic acquisition.
(c)Included $9.7 billion, and $5.7 billion in after 1 year through 5 years, and after 5 years though 15, respectively, associated with the First Republic acquisition.
(d)Included $7.3 billion, and $4.2 billion in after 1 year through 5 years, and after 5 years though 15, respectively, associated with the First Republic acquisition.
(e)Included $3.2 billion in after 1 year through 5 years associated with the First Republic acquisition.
(f)Includes loans held-for-sale, demand loans and overdrafts.

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Net charge-offs/(recoveries)	$85	$2	$81	$47	$(1)	$1	$165	$50
Average retained loans	153,590	120,441	171,684	162,702	322,200	294,707	647,474	577,850
Net charge-off/(recovery) rate	0.22%	0.01%	0.19%	0.12%	—%	—%	0.10%	0.03%

	Six months ended June 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Net charge-offs/(recoveries)	$90	$8	$151	$54	$7	$18	$248	$80
Average retained loans	139,822	119,139	171,136	158,222	313,608	291,312	624,566	568,673
Net charge-off/(recovery) rate	0.13%	0.01%	0.18%	0.07%	—%	0.01%	0.08%	0.03%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to address the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the clients draw down on these commitments or when the Firm fulfills its obligations under these guarantees, and the clients subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn upon or a default occurring. As a result, the Firm does not believe that the total contractual amount of these wholesale lending-related commitments is representative of the Firm’s expected future credit exposure or funding requirements. Refer to Note 24 for further information on wholesale lending-related commitments.
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
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was approximately 88% and 87% at June 30, 2023, and December 31, 2022, respectively. Refer to Note 5 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $64.2 billion and $70.9 billion at June 30, 2023, and December 31, 2022, respectively. The decrease was primarily driven by market movements in CIB Markets. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the tables below, it is available as security against potential exposure that could arise should the fair value of the client’s derivative contracts move in the Firm’s favor. Refer to Note 5 for additional information on the Firm’s use of collateral agreements for derivatives transactions.

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2023	December 31, 2022
Total, net of cash collateral	$64,217	$70,880
Liquid securities and other cash collateral held against derivative receivables	(23,282)	(23,014)
Total, net of liquid securities and other cash collateral	$40,935	$47,866
Other collateral held against derivative receivables	(1,257)	(1,261)
Total, net of collateral	$39,678	$46,605

Ratings profile of derivative receivables
	June 30, 2023		December 31, 2022
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$31,560	80%	$35,097		75%
Noninvestment-grade	8,118	20	11,508	(a)	25
Total	$39,678	100%	$46,605		100%
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
(in millions)	June 30, 2023	December 31, 2022
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$16,801	$6,422
Derivative receivables	14,304	11,721
Credit derivatives and credit-related notes used in credit portfolio management activities	$31,105	$18,143
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 5 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2022 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

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
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2023 was $24.3 billion, reflecting a net addition of $2.7 billion from December 31, 2022.
The net addition to the allowance for credit losses included $1.5 billion, consisting of:
•$819 million in wholesale, predominantly driven by net downgrade activity, updates to certain assumptions related to office real estate in CB in the second quarter of 2023, and the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, and
•$649 million in consumer, predominantly driven by Card Services, reflecting loan growth, the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, and the additional weight placed on the adverse scenarios in the first quarter of 2023, partially offset by reduced borrower uncertainty.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The Firm has maintained the additional weight placed on the relative adverse scenario in the first quarter of 2023, reflecting an increased probability of a moderate recession due to tightening financial conditions.
The allowance for credit losses also reflected a reduction of $587 million as a result of the adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 for further information.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.8% in the third quarter of 2024, and a 1.5% lower U.S. real GDP exiting the fourth quarter of 2024.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2023
	4Q23	2Q24	4Q24
U.S. unemployment rate(a)	4.2%	4.9%	5.0%
YoY growth in U.S. real GDP(b)	0.5%	—%	1.0%

	Assumptions at December 31, 2022
	2Q23	4Q23	2Q24
U.S. unemployment rate(a)	3.8%	4.3%	5.0%
YoY growth in U.S. real GDP(b)	1.5%	0.4%	—%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2022 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 65-69, Wholesale Credit Portfolio on pages 70-79 and Note 12 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 91-93 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2023				2022
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,040	$11,200	$6,486	$19,726	$1,765	$10,250	$4,371	$16,386
Cumulative effect of a change in accounting principle(a)	(489)	(100)	2	(587)	NA	NA	NA	NA
Gross charge-offs	501	2,432	294	3,227	384	1,505	123	2,012
Gross recoveries collected	(247)	(386)	(46)	(679)	(311)	(419)	(43)	(773)
Net charge-offs/(recoveries)	254	2,046	248	2,548	73	1,086	80	1,239
Provision for loan losses	751	2,546	2,067	5,364	237	1,236	1,125	2,598
Other	—	—	25	25		—	5	5
Ending balance at June 30,	$2,048	$11,600	$8,332	$21,980	$1,929	$10,400	$5,421	$17,750

Allowance for lending-related commitments
Beginning balance at January 1,	$76	$—	$2,306	$2,382	$113	$—	$2,148	$2,261
Provision for lending-related commitments	52	—	(253)	(201)	(2)	—	(37)	(39)
Other	1	—	4	5	(1)	—	1	—
Ending balance at June 30,	$129	$—	$2,057	$2,186	$110	$—	$2,112	$2,222

Impairment methodology
Asset-specific(b)	$(971)	$—	$478	$(493)	$(676)	$227	$332	$(117)
Portfolio-based	3,019	11,600	7,854	22,473	2,605	10,173	5,089	17,867
Total allowance for loan losses	$2,048	$11,600	$8,332	$21,980	$1,929	$10,400	$5,421	$17,750

Impairment methodology
Asset-specific	$—	$—	$65	$65	$—	$—	$78	$78
Portfolio-based	129	—	1,992	2,121	110	—	2,034	2,144
Total allowance for lending-related commitments	$129	$—	$2,057	$2,186	$110	$—	$2,112	$2,222
Total allowance for investment securities	NA	NA	NA	$104	NA	NA	NA	$47
Total allowance for credit losses(c)(d)	$2,177	$11,600	$10,389	$24,270	$2,039	$10,400	$7,533	$20,019

Memo:
Retained loans, end-of-period	$396,195	$191,348	$668,145	$1,255,688	$302,631	$165,494	$584,265	$1,052,390
Retained loans, average	330,227	183,757	624,566	1,138,550	297,566	153,941	568,673	1,020,180
Credit ratios
Allowance for loan losses to retained loans	0.52%	6.06%	1.25%	1.75%	0.64%	6.28%	0.93%	1.69%
Allowance for loan losses to retained nonaccrual loans(e)	54	NM	321	345	46	NM	260	283
Allowance for loan losses to retained nonaccrual loans excluding credit card	54	NM	321	163	46	NM	260	117
Net charge-off/(recovery) rates	0.16	2.25	0.08	0.45	0.05	1.42	0.03	0.24
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
(c)At June 30, 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $18 million associated with certain accounts receivable in CIB.
(d)As of June 30, 2023 included$1.2 billion allowance for credit losses associated with the First Republic acquisition.
(e)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 12 for further information on loan classes.

	June 30, 2023		December 31, 2022
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$1,022	26%	$1,070	22%
Auto and other	1,026	5	970	6
Consumer, excluding credit card	2,048	32	2,040	28
Credit card	11,600	15	11,200	17
Total consumer	13,648	47	13,240	45
Secured by real estate	2,548	13	1,782	12
Commercial and industrial	3,837	14	3,507	15
Other	1,947	27	1,197	28
Total wholesale	8,332	53	6,486	55
Total(a)	$21,980	100%	$19,726	100%
(a) As of June 30, 2023 included $1.1 billion allowance for loan losses associated with the First Republic acquisition, consisting of $377 million in Residential real estate, $290 million in Secured by real estate, and $404 million in Commercial and industrial.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At June 30, 2023, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $610.2 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 45-46 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 54-61 for further information on related liquidity risk. Refer to Market Risk Management on pages 84-89 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of June 30, 2023 and December 31, 2022.

(in billions)	June 30, 2023	December 31, 2022
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$27.5	$26.2
Private equity, various debt and equity instruments, and real assets(b)	11.4	10.8
Total carrying value	$38.9	$37.0
(a)As of June 30, 2023, included approximately $1.2 billion in tax-oriented investments in CIB associated with the First Republic acquisition.
(b)Includes the Firm’s 40% ownership in C6 Bank and 49% ownership in Viva Wallet.
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

Total VaR
	Three months ended
	June 30, 2023				March 31, 2023			June 30, 2022
(in millions)	Avg.		Min	Max	Avg.	Min	Max	Avg.		Min	Max
CIB trading VaR by risk type
Fixed income	$57		$50	$66	$56	$45	$71	$60		$48	$79
Foreign exchange	12		7	24	10	6	17	8		4	13
Equities	8		5	11	7	5	10	11		7	15
Commodities and other	12		8	17	15	11	19	14		12	17
Diversification benefit to CIB trading VaR(a)	(48)		NM	NM	(44)	NM	NM	(43)		NM	NM
CIB trading VaR	41		31	50	44	34	55	50		38	66
Credit Portfolio VaR(b)	14		11	18	11	8	17	17		6	31	(e)
Diversification benefit to CIB VaR(a)	(11)		NM	NM	(10)	NM	NM	(15)		NM	NM
CIB VaR	44		34	55	45	35	58	52		38	70
CCB VaR	9	(d)	6	14	11	6	15	5	(d)	4	6
Corporate and other LOB VaR(c)	13		11	15	15	13	17	10		9	11
Diversification benefit to other VaR(a)	(7)		NM	NM	(8)	NM	NM	(3)		NM	NM
Other VaR	15		13	19	18	14	22	12		10	14
Diversification benefit to CIB and other VaR(a)	(12)		NM	NM	(16)	NM	NM	(10)		NM	NM
Total VaR	$47		$36	$56	$47	$37	$57	$54		$41	$71
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types. For maximum and minimum VaR, diversification benefit is not meaningful as the maximum and minimum VaR for each portfolio may have occurred on different trading days than the components.
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
(c)Corporate and other LOB VaR includes a legacy private equity position in Corporate which is publicly traded.
(d)The increase in CCB VaR is driven by interest rate volatility impacting Home Lending warehouse loans, MSR, and related hedges.
(e)For the period ended June 30, 2022, maximum Credit Portfolio VaR remained elevated due to the effects of nickel price increases and the associated volatility in the nickel market which occurred during the first quarter of 2022.

Quarter over quarter results
Average total VaR was flat for the three months ended June 30, 2023, when compared with March 31, 2023, reflecting increases in fixed income offset by market volatility relating to commodities rolling out of the one-year historical look-back period.
Year over year results
Average total VaR decreased by $7 million for the three months ended June 30, 2023, compared with the same period in the prior year predominantly driven by risk reductions impacting Credit Portfolio VaR as well as fixed income.

The following graph presents daily Risk Management VaR for the five trailing quarters.
Daily Risk Management VaR

Second Quarter 2022	Third Quarter 2022	Fourth Quarter 2022	First Quarter 2023	Second Quarter 2023

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
For the 12 months ended June 30, 2023, the Firm posted backtesting gains on 134 of the 259 days, and observed 15 VaR backtesting exceptions. For the three months ended June 30, 2023, the Firm posted backtesting gains on 34 of the 65 days, and observed two VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2023. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
•The pricing sensitivity of deposits, known as deposit betas, represent the amount by which deposit rates paid could change upon a given change in market interest rates. As part of the Firm's continuous evaluation and periodic enhancements to its earnings-at-risk calculations, the Firm updated its model in the second quarter of 2023 to incorporate deposit repricing lags impacting both consumer and wholesale deposits. The model change incorporated observed pricing and customer behavior in both rising and falling interest rate environments. Actual deposit rates paid may differ from the modeled assumptions, primarily due to customer behavior and competition for deposits.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2023	(a)	December 31, 2022
Parallel shift:
+100 bps shift in rates	$2.5		$(2.0)
-100 bps shift in rates	(2.2)		2.4
Steeper yield curve:
+100 bps shift in long-term rates	0.6		0.8
-100 bps shift in short-term rates	(1.6)		3.2
Flatter yield curve:
+100 bps shift in short-term rates	1.8		(2.8)
-100 bps shift in long-term rates	(0.6)		(0.9)
(a)Reflects the impact of the aforementioned model update to incorporate deposit repricing lags. Prior periods have not been revised.
In the absence of the model update to incorporate deposit repricing lags in the second quarter of 2023, the Firm's U.S. dollar sensitivities as of June 30, 2023, would have been lower by $4.2 billion to the +100 basis points shift in short-term and parallel rate scenarios and higher by $4.4 billion to the -100 basis points shift in short-term and parallel rate scenarios.
In addition, the change in the Firm’s U.S. dollar sensitivities as of June 30, 2023 compared to December 31, 2022 reflected the impact of changes in the Firm’s balance sheet including the impact of the First Republic acquisition.
As of June 30, 2023, the Firm’s sensitivity to the +/-100 basis points parallel shift in rates is primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing.

The Firm continues to convert certain operations, and to integrate products associated with the First Republic acquisition to align with the Firm’s business and operations. The Firm also continues to evaluate to which segments certain products associated with the First Republic acquisition, including deposits, should be allocated. Accordingly, earnings-at-risk results may be impacted in future periods.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2023	December 31, 2022
Parallel shift:
+100 bps shift in rates	$0.8	$0.7
-100 bps shift in rates	(0.8)	(0.6)
Steeper yield curve:
-100 bps shift in short-term rates	(0.7)	(0.6)
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.6
The results of the non-U.S. dollar interest rate scenario involving a steeper/flatter yield curve with long-term rates increasing/decreasing by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at June 30, 2023 and December 31, 2022.
In addition to earnings-at-risk, the Firm also measures Economic Value Sensitivity (EVS). EVS stress tests the longer-term economic value of equity by measuring the sensitivity of the Firm’s current balance sheet, primarily retained loans, deposits, debt and investment securities as well as related hedges, under various interest rate scenarios. In accordance with the CTC structural interest rate risk policy, the Firm has established limits on EVS as a percentage of TCE.
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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2023 and December 31, 2022, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2023	December 31, 2022
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(58)	$(56)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,016)	(1,046)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(11)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	4	3
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(4)	(4)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	—	(1)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	45	43
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	—
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	—
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2023 and their comparative exposures as of December 31, 2022. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increases in exposures to Germany and the United Kingdom were primarily driven by increases in cash placed with the central banks of those countries, due to client-driven activities, including as a result of changes in interest rates.
The decrease in exposure to Australia was driven by a reduction in cash placed with the central bank of Australia due to client-driven activities resulting from changes in interest rates.
The Firm continues to monitor potential impacts to the Firm associated with the war in Ukraine. As of June 30, 2023, exposure to Russia was approximately $430 million. This amount excludes certain deposits placed on behalf of clients at the Depository Insurance Agency of Russia.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	June 30, 2023					December 31, 2022(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$94.0	$12.5	$5.5	$0.3	$112.3	$93.2
United Kingdom	44.1	25.6	17.4	1.9	89.0	70.1
Japan	32.7	2.7	7.7	0.3	43.4	55.8
Brazil	1.9	4.6	11.2	—	17.7	17.8
Canada	2.4	10.7	3.0	0.2	16.3	14.4
Australia	5.0	6.3	3.0	—	14.3	25.7
Switzerland	7.6	3.3	1.4	1.7	14.0	15.3
France	0.4	10.7	0.1	1.4	12.6	18.1
China	3.3	5.0	4.1	—	12.4	13.7
Belgium	6.7	1.7	1.4	—	9.8	9.2
Singapore	1.8	3.9	3.6	0.2	9.5	9.9
India	1.2	3.6	3.9	0.6	9.3	9.0
South Korea	1.0	3.8	3.5	0.2	8.5	10.0
Netherlands	0.1	6.4	0.6	0.2	7.3	7.1
Mexico	1.0	4.3	2.0	—	7.3	5.4
Saudi Arabia	0.8	4.0	1.8	—	6.6	7.9
Spain	0.4	5.1	0.9	—	6.4	5.8
Hong Kong SAR	2.3	1.4	0.8	0.4	4.9	4.5
Luxembourg	0.8	2.6	1.3	—	4.7	5.3
Sweden	1.2	3.4	(0.1)	—	4.5	4.4
(a)Country exposures presented in the table reflect 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, as of both June 30, 2023 and December 31, 2022.
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
(f)The country rankings presented in the table as of December 31, 2022, are based on the country rankings of the corresponding exposures at June 30, 2023, not actual rankings of such exposures as of December 31, 2022.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2022 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 80-82 and Note 13 of this Form 10-Q for further information.
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
As a result of the First Republic acquisition, the Firm recorded an allowance for credit losses for the loans acquired and lending-related commitments assumed as of May 1, 2023. Given the differences in risk rating methodologies for the First Republic Portfolio, and the ongoing integration of products and systems, the allowance for credit losses for the acquired wholesale portfolio was measured based on other facilities underwritten by the Firm with similar risk characteristics and not based on modeled estimates. As such, the First Republic wholesale portfolio is excluded from the modeled estimates sensitivity analysis below. The allowance for credit losses for predominantly all of the consumer portfolio was measured using the Firm’s modeled approach, as the consumer portfolio is predominantly residential real estate that has more commonly defined risk characteristics including loan to value ratio and credit score, and therefore is reflected in the sensitivity analysis below. Refer to Note 28 for additional information on the First Republic acquisition.
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
For example, compared to the Firm’s central scenario shown on page 80 and in Note 13, the Firm’s relative adverse scen ario assumes an elevated U.S. unemployment rate, averaging approximately 1.6% higher over the eight-quarter forecast, with a peak difference of
2.2% in the first quarter of 2024; lower
U.S. real GDP with a slower recovery, remaining approximately 3.1% lower at the end of the eight-quarter forecast, with a peak difference of approximately 3.4% in the third quarter of 2024; and lower national HPI with a peak difference of approximately 10.5% in the first quarter of 2025.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of June 30, 2023, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2023, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $750 million for residential real estate loans and lending-related commitments, including the First Republic portfolios
•An increase of approximately $2.4 billion for credit card loans
▪An increase of approximately $3.8 billion for wholesale loans and lending-related commitments, excluding the First Republic portfolios.
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
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2023.
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

June 30, 2023 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$322,579	$—
Securities borrowed	55,905	—
Trading assets:
Trading–debt and equity instruments	572,739	3,313
Derivative receivables(a)	64,217	10,749
Total trading assets	636,956	14,062
AFS securities	203,262	267
Loans	38,789	3,808
MSRs	8,229	8,229
Other	13,250	417
Total assets measured at fair value on a recurring basis	1,278,970	26,783
Total assets measured at fair value on a nonrecurring basis	1,936	1,126
Total assets measured at fair value	$1,280,906	$27,909
Total Firm assets	$3,868,240
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.7%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2.2%
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation model or other valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment speeds, default rates, volatilities, correlations, prices (such as commodity, equity or debt prices), valuations of comparable instruments, foreign exchange rates and credit curves. Refer to Note 2 for a further discussion of the valuation of level 3 instruments, including unobservable inputs used.
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
Credit card rewards liability
The credit card rewards liability was $12.2 billion and $11.3 billion at June 30, 2023 and December 31, 2022, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was predominantly driven by continued growth in rewards points earned on higher spend and promotional offers outpacing redemptions throughout 2023, and, to a lesser extent, adjustments to certain reward program terms in the second quarter. Refer to pages 151-152 of JPMorgan Chase’s 2022 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2023.
Litigation reserves
Refer to Note 26 of this Form 10-Q, and Note 30 of JPMorgan Chase’s 2022 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue
Investment banking fees	$1,513	$1,586	$3,162	$3,594
Principal transactions	6,910	4,990	14,525	10,095
Lending- and deposit-related fees	1,828	1,873	3,448	3,712
Asset management fees	3,774	3,517	7,239	7,169
Commissions and other fees	1,739	1,723	3,434	3,433
Investment securities losses	(900)	(153)	(1,768)	(547)
Mortgage fees and related income	278	378	499	838
Card income	1,094	1,133	2,328	2,108
Other income	3,292	540	4,299	2,030
Noninterest revenue	19,528	15,587	37,166	32,432
Interest income	41,644	18,646	78,648	34,142
Interest expense	19,865	3,518	36,158	5,142
Net interest income	21,779	15,128	42,490	29,000
Total net revenue	41,307	30,715	79,656	61,432

Provision for credit losses	2,899	1,101	5,174	2,564

Noninterest expense
Compensation expense	11,216	10,301	22,892	21,088
Occupancy expense	1,070	1,129	2,185	2,263
Technology, communications and equipment expense	2,267	2,376	4,451	4,736
Professional and outside services	2,561	2,469	5,009	5,041
Marketing	1,122	881	2,167	1,801
Other expense	2,586	1,593	4,225	3,011
Total noninterest expense	20,822	18,749	40,929	37,940
Income before income tax expense	17,586	10,865	33,553	20,928
Income tax expense	3,114	2,216	6,459	3,997
Net income	$14,472	$8,649	$27,094	$16,931
Net income applicable to common stockholders	$14,011	$8,195	$26,204	$16,039
Net income per common share data
Basic earnings per share	$4.76	$2.77	$8.86	$5.40
Diluted earnings per share	4.75	2.76	8.85	5.39

Weighted-average basic shares	2,943.8	2,962.2	2,956.1	2,969.6
Weighted-average diluted shares	2,948.3	2,966.3	2,960.5	2,973.7
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$14,472	$8,649	$27,094	$16,931
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	757	(4,031)	2,969	(11,484)
Translation adjustments, net of hedges	70	(679)	267	(741)
Fair value hedges	11	51	(10)	161
Cash flow hedges	(497)	(1,348)	301	(4,139)
Defined benefit pension and OPEB plans	(6)	20	(61)	87
DVA on fair value option elected liabilities	(207)	1,185	(415)	1,831
Total other comprehensive income/(loss), after–tax	128	(4,802)	3,051	(14,285)
Comprehensive income	$14,600	$3,847	$30,145	$2,646
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$26,064	$27,697
Deposits with banks	469,059	539,537
Federal funds sold and securities purchased under resale agreements (included $322,579 and $311,883 at fair value)	325,628	315,592
Securities borrowed (included $55,905 and $70,041 at fair value)	163,563	185,369
Trading assets (included assets pledged of $142,625 and $93,687)	636,996	453,799
Available-for-sale securities (amortized cost of $209,876 and $216,188; included assets pledged of $12,864 and $9,158)	203,262	205,857
Held-to-maturity securities	408,941	425,305
Investment securities, net of allowance for credit losses	612,203	631,162
Loans (included $38,789 and $42,079 at fair value)	1,300,069	1,135,647
Allowance for loan losses	(21,980)	(19,726)
Loans, net of allowance for loan losses	1,278,089	1,115,921
Accrued interest and accounts receivable	111,561	125,189
Premises and equipment	29,493	27,734
Goodwill, MSRs and other intangible assets	64,238	60,859
Other assets (included $14,166 and $14,921 at fair value and assets pledged of $5,844 and $7,998)	151,346	182,884
Total assets(a)	$3,868,240	$3,665,743
Liabilities
Deposits (included $51,568 and $28,620 at fair value)	$2,398,962	$2,340,179
Federal funds purchased and securities loaned or sold under repurchase agreements (included $216,604 and $151,999 at fair value)	266,272	202,613
Short-term borrowings (included $17,942 and $15,792 at fair value)	41,022	44,027
Trading liabilities	178,809	177,976
Accounts payable and other liabilities (included $5,101 and $7,038 at fair value)	286,934	300,141
Beneficial interests issued by consolidated VIEs (included $1 and $5 at fair value)	19,647	12,610
Long-term debt (included $78,609 and $72,281 at fair value)	364,078	295,865
Total liabilities(a)	3,555,724	3,373,411
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,740,375 shares)	27,404	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	89,578	89,044
Retained earnings	317,359	296,456
Accumulated other comprehensive losses	(14,290)	(17,341)
Treasury stock, at cost (1,198,848,622 and 1,170,676,094 shares)	(111,640)	(107,336)
Total stockholders’ equity	312,516	292,332
Total liabilities and stockholders’ equity	$3,868,240	$3,665,743
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2023, and December 31, 2022. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

(in millions)	June 30, 2023	December 31, 2022
Assets
Trading assets	$2,368	$2,151
Loans	39,125	34,411
All other assets	532	550
Total assets	$42,025	$37,112
Liabilities
Beneficial interests issued by consolidated VIEs	$19,647	$12,610
All other liabilities	247	279
Total liabilities	$19,894	$12,889
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Preferred stock
Balance at the beginning of the period	$27,404	$32,838	$27,404	$34,838
Issuance	—	—	—	—
Redemption	—	—	—	(2,000)
Balance at June 30	27,404	32,838	27,404	32,838

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	89,155	88,260	89,044	88,415
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	423	354	534	199
Balance at June 30	89,578	88,614	89,578	88,614

Retained earnings
Balance at the beginning of the period	306,208	277,177	296,456	272,268
Cumulative effect of change in accounting principles	—	—	449	—
Net income	14,472	8,649	27,094	16,931
Dividends declared:
Preferred stock	(373)	(410)	(729)	(807)
Common stock ($1.00 and $1.00 per share and $2.00 and $2.00 per share, respectively)	(2,948)	(2,971)	(5,911)	(5,947)
Balance at June 30	317,359	282,445	317,359	282,445

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(14,418)	(9,567)	(17,341)	(84)
Other comprehensive income/(loss), after-tax	128	(4,802)	3,051	(14,285)
Balance at June 30	(14,290)	(14,369)	(14,290)	(14,369)

Treasury stock, at cost
Balance at the beginning of the period	(109,372)	(106,914)	(107,336)	(105,415)
Repurchase	(2,316)	(622)	(5,271)	(3,122)
Reissuance	48	46	967	1,047
Balance at June 30	(111,640)	(107,490)	(111,640)	(107,490)

Total stockholders’ equity	$312,516	$286,143	$312,516	$286,143
Effective January 1, 2023, the Firm adopted the Financial Instruments – Credit Losses: Troubled Debt Restructurings and Derivatives and Hedging: Fair Value Hedging – Portfolio Layer Method accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2023	2022
Operating activities
Net income	$27,094	$16,931
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	5,174	2,564
Depreciation and amortization	2,156	3,609
Deferred tax (benefit)/expense	(2,238)	(2,086)
Bargain purchase gain associated with the First Republic acquisition	(2,712)	—
Other	3,008	2,172
Originations and purchases of loans held-for-sale	(48,270)	(102,857)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	47,746	116,764
Net change in:
Trading assets	(178,766)	(53,816)
Securities borrowed	21,835	3,379
Accrued interest and accounts receivable	16,107	(43,051)
Other assets	44,599	(14,930)
Trading liabilities	(4,846)	23,646
Accounts payable and other liabilities	(24,563)	70,976
Other operating adjustments	1,300	800
Net cash provided by/(used in) operating activities	(92,376)	24,101
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(9,816)	(60,833)
Held-to-maturity securities:
Proceeds from paydowns and maturities	13,762	20,952
Purchases	(4,141)	(27,490)
Available-for-sale securities:
Proceeds from paydowns and maturities	23,470	21,913
Proceeds from sales	69,875	36,217
Purchases	(52,433)	(66,200)
Proceeds from sales and securitizations of loans held-for-investment	19,526	22,185
Other changes in loans, net	(33,353)	(67,802)
Net cash used in the First Republic acquisition	(9,920)	—
All other investing activities, net	(11,419)	(4,753)
Net cash provided by/(used in) investing activities	5,551	(125,811)
Financing activities
Net change in:
Deposits	(27,782)	5,841
Federal funds purchased and securities loaned or sold under repurchase agreements	63,590	28,586
Short-term borrowings	(3,135)	5,622
Beneficial interests issued by consolidated VIEs	7,708	552
Proceeds from long-term borrowings	19,357	45,873
Payments of long-term borrowings	(32,003)	(25,991)
Redemption of preferred stock	—	(2,000)
Treasury stock repurchased	(5,167)	(3,162)
Dividends paid	(6,651)	(6,774)
All other financing activities, net	(1,275)	423
Net cash provided by financing activities	14,642	48,970
Effect of exchange rate changes on cash and due from banks and deposits with banks	72	(18,834)
Net decrease in cash and due from banks and deposits with banks	(72,111)	(71,574)
Cash and due from banks and deposits with banks at the beginning of the period	567,234	740,834
Cash and due from banks and deposits with banks at the end of the period	$495,123	$669,260
Cash interest paid	$35,250	$4,457
Cash income taxes paid, net	5,466	3,100
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 200–205 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). The Firm continues to convert certain operations, and to integrate clients, products and services, associated with the First Republic acquisition, to align with the Firm’s businesses and operations. The Firm also continues to evaluate to which segments certain clients, products and services associated with the First Republic acquisition, including deposits, should be allocated. Accordingly, reporting classifications and allocations may change in future periods including across the Firm's segments. Refer to Note 27 for a further discussion of the Firm’s business segments and Note 28 for additional information on the First Republic acquisition.
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
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing balances to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2022 Form 10-K for further information on offsetting assets and liabilities.
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
Refer to Note 5 and Note 10 for additional information.
Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
The adoption of this guidance eliminated the accounting and disclosure requirements for TDRs, including the requirement to measure the allowance using a discounted cash flow (“DCF”) methodology, and allowed the option of a non-DCF portfolio-based approach for modified loans to troubled borrowers. If a DCF methodology is still applied for these modified loans, the discount rate must be the post-

modification effective interest rate, instead of the pre-modification effective interest rate.
The Firm elected to apply its non-DCF, portfolio-based allowance approach for modified loans to troubled borrowers for all portfolios except modified nonaccrual risk-rated loans which the Firm elected to continue applying a DCF methodology. Refer to Note 13 of JPMorgan Chase’s 2022 Form 10-K for a description of the portfolio-based allowance approach and the asset-specific allowance approach.
This guidance was adopted under the modified retrospective method which resulted in a net decrease to the allowance for credit losses of $587 million and an increase to retained earnings of $446 million, after-tax, predominantly driven by residential real estate and credit card.
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
Refer to Note 12 for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of June 30, 2023, and December 31, 2022, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

June 30, 2023 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$322,579	$—	$—	$322,579
Securities borrowed	—	55,905	—	—	55,905
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	88,769	706	—	89,475
Residential – nonagency	—	2,684	5	—	2,689
Commercial – nonagency	—	1,517	6	—	1,523
Total mortgage-backed securities	—	92,970	717	—	93,687
U.S. Treasury, GSEs and government agencies(a)	129,042	9,204	—	—	138,246
Obligations of U.S. states and municipalities	—	6,782	6	—	6,788
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,834	—	—	2,834
Non-U.S. government debt securities	41,423	63,986	199	—	105,608
Corporate debt securities	—	33,106	522	—	33,628
Loans	—	6,984	1,105	—	8,089
Asset-backed securities	—	2,497	14	—	2,511
Total debt instruments	170,465	218,363	2,563	—	391,391
Equity securities	148,222	1,337	631	—	150,190
Physical commodities(b)	2,442	11,265	6	—	13,713
Other	—	17,332	113	—	17,445
Total debt and equity instruments(c)	321,129	248,297	3,313	—	572,739
Derivative receivables:
Interest rate	1,988	282,125	4,199	(260,603)	27,709
Credit	—	12,535	1,150	(12,440)	1,245
Foreign exchange	204	226,130	1,345	(205,485)	22,194
Equity	—	57,619	3,773	(54,068)	7,324
Commodity	—	17,358	282	(11,895)	5,745
Total derivative receivables	2,192	595,767	10,749	(544,491)	64,217
Total trading assets(d)	323,321	844,064	14,062	(544,491)	636,956
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	1	79,767	—	—	79,768
Residential – nonagency	—	3,544	—	—	3,544
Commercial – nonagency	—	2,056	—	—	2,056
Total mortgage-backed securities	1	85,367	—	—	85,368
U.S. Treasury and government agencies	62,688	49	—	—	62,737
Obligations of U.S. states and municipalities	—	24,023	—	—	24,023
Non-U.S. government debt securities	13,397	8,643	—	—	22,040
Corporate debt securities	—	121	267	—	388
Asset-backed securities:
Collateralized loan obligations	—	5,437	—	—	5,437
Other(a)	—	3,269	—	—	3,269
Total available-for-sale securities	76,086	126,909	267	—	203,262
Loans(e)	—	34,981	3,808	—	38,789
Mortgage servicing rights	—	—	8,229	—	8,229
Other assets(d)	6,146	6,687	417	—	13,250
Total assets measured at fair value on a recurring basis	$405,553	$1,391,125	$26,783	$(544,491)	$1,278,970
Deposits	$—	$49,515	$2,053	$—	$51,568
Federal funds purchased and securities loaned or sold under repurchase agreements	—	216,604	—	—	216,604
Short-term borrowings	—	16,238	1,704	—	17,942
Trading liabilities:
Debt and equity instruments(c)	101,437	30,764	63	—	132,264
Derivative payables:
Interest rate	1,610	270,411	5,321	(262,185)	15,157
Credit	—	13,306	461	(13,201)	566
Foreign exchange	185	222,444	956	(209,408)	14,177
Equity	—	62,016	5,654	(57,865)	9,805
Commodity	—	18,650	635	(12,445)	6,840
Total derivative payables	1,795	586,827	13,027	(555,104)	46,545
Total trading liabilities	103,232	617,591	13,090	(555,104)	178,809
Accounts payable and other liabilities	3,486	1,547	68	—	5,101
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	53,184	25,425	—	78,609
Total liabilities measured at fair value on a recurring basis	$106,718	$954,680	$42,340	$(555,104)	$548,634

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2022 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$311,883	$—	$—	$311,883
Securities borrowed	—	70,041	—	—	70,041
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,162	759	—	68,921
Residential – nonagency	—	2,498	5	—	2,503
Commercial – nonagency	—	1,448	7	—	1,455
Total mortgage-backed securities	—	72,108	771	—	72,879
U.S. Treasury, GSEs and government agencies(a)	61,191	8,546	—	—	69,737
Obligations of U.S. states and municipalities	—	6,608	7	—	6,615
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,009	—	—	2,009
Non-U.S. government debt securities	18,213	48,429	155	—	66,797
Corporate debt securities	—	25,626	463	—	26,089
Loans	—	5,744	759	—	6,503
Asset-backed securities	—	2,536	23	—	2,559
Total debt instruments	79,404	171,606	2,178	—	253,188
Equity securities	82,483	2,060	665	—	85,208
Physical commodities(b)	9,595	16,673	2	—	26,270
Other	—	18,146	64	—	18,210
Total debt and equity instruments(c)	171,482	208,485	2,909	—	382,876
Derivative receivables:
Interest rate	3,390	292,956	4,069	(271,996)	28,419
Credit	—	9,722	607	(9,239)	1,090
Foreign exchange	169	240,207	1,203	(218,214)	23,365
Equity	—	57,485	4,428	(52,774)	9,139
Commodity	—	24,982	375	(16,490)	8,867
Total derivative receivables	3,559	625,352	10,682	(568,713)	70,880
Total trading assets(d)	175,041	833,837	13,591	(568,713)	453,756
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	3	71,500	—	—	71,503
Residential – nonagency	—	4,620	—	—	4,620
Commercial – nonagency	—	1,958	—	—	1,958
Total mortgage-backed securities	3	78,078	—	—	78,081
U.S. Treasury and government agencies	92,060	—	—	—	92,060
Obligations of U.S. states and municipalities	—	6,786	—	—	6,786
Non-U.S. government debt securities	10,591	9,105	—	—	19,696
Corporate debt securities	—	118	239	—	357
Asset-backed securities:
Collateralized loan obligations	—	5,792	—	—	5,792
Other	—	3,085	—	—	3,085
Total available-for-sale securities	102,654	102,964	239	—	205,857
Loans(e)	—	40,661	1,418	—	42,079
Mortgage servicing rights	—	—	7,973	—	7,973
Other assets(d)	7,544	6,065	405	—	14,014
Total assets measured at fair value on a recurring basis	$285,239	$1,365,451	$23,626	$(568,713)	$1,105,603
Deposits	$—	$26,458	$2,162	$—	$28,620
Federal funds purchased and securities loaned or sold under repurchase agreements	—	151,999	—	—	151,999
Short-term borrowings	—	14,391	1,401	—	15,792
Trading liabilities:
Debt and equity instruments(c)	98,719	28,032	84	—	126,835
Derivative payables:
Interest rate	2,643	284,280	3,368	(274,321)	15,970
Credit	—	9,377	594	(9,217)	754
Foreign exchange	160	250,647	714	(232,665)	18,856
Equity	—	57,649	4,812	(53,657)	8,804
Commodity	—	22,748	521	(16,512)	6,757
Total derivative payables	2,803	624,701	10,009	(586,372)	51,141
Total trading liabilities	101,522	652,733	10,093	(586,372)	177,976
Accounts payable and other liabilities	5,702	1,283	53	—	7,038
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	48,189	24,092	—	72,281
Total liabilities measured at fair value on a recurring basis	$107,224	$895,058	$37,801	$(586,372)	$453,711
(a)At June 30, 2023, and December 31, 2022, included total U.S. GSE obligations of $93.5 billion and $73.8 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2023, and December 31, 2022, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $956 million and $950 million, respectively. Included in these balances at June 30, 2023, and December 31, 2022, were trading assets of $40 million and $43 million, respectively, and other assets of $916 million and $907 million, respectively.
(e)At June 30, 2023, and December 31, 2022, included $9.3 billion and $9.7 billion, respectively, of residential first-lien mortgages, and $6.8 billion of commercial first-lien mortgages for both periods. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $3.3 billion and $2.4 billion, respectively.
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

Level 3 inputs(a)
June 30, 2023
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,641	Discounted cash flows	Yield	6%	40%	7%
			Prepayment speed	3%	11%	8%
			Conditional default rate	0%	5%	0%
			Loss severity	0%	110%	3%
Commercial mortgage-backed securities and loans(c)	2,318	Market comparables	Price	$0	$101	$84
Corporate debt securities	789	Market comparables	Price	$0	$242	$95
Loans(d)	1,671	Market comparables	Price	$0	$108	$78
Non-U.S. government debt securities	199	Market comparables	Price	$6	$106	$91
Net interest rate derivatives	(1,105)	Option pricing	Interest rate volatility	26 bps	674 bps	131 bps
			Interest rate spread volatility	37 bps	77 bps	64 bps
			Bermudan switch value	0%	58%	20%
			Interest rate correlation	(82)%	90%	15%
			IR-FX correlation	(35)%	60%	5%
	(17)	Discounted cash flows	Prepayment speed	0%	15%	5%
Net credit derivatives	673	Discounted cash flows	Credit correlation	35%	65%	48%
			Credit spread	0 bps	11,279 bps	342 bps
			Recovery rate	10%	90%	40%
	16	Market comparables	Price	$15	$115	$83
Net foreign exchange derivatives	461	Option pricing	IR-FX correlation	(40)%	60%	19%
	(72)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	0%	30%	6%
Net equity derivatives	(1,881)	Option pricing	Forward equity price(h)	84%	142%	101%
			Equity volatility	3%	167%	32%
			Equity correlation	15%	100%	58%
			Equity-FX correlation	(86)%	60%	(29)%
			Equity-IR correlation	10%	35%	21%
Net commodity derivatives	(353)	Option pricing	Oil commodity forward	$95 / BBL	$249 / BBL	$172 / BBL
			Natural gas commodity forward	$1 / MMBTU	$7 / MMBTU	$4 / MMBTU
			Commodity volatility	5%	175%	90%
			Commodity correlation	(28)%	80%	26%
MSRs	8,229	Discounted cash flows	Refer to Note 15
Long-term debt, short-term borrowings, and deposits(e)	27,806	Option pricing	Interest rate volatility	26 bps	674 bps	131 bps
			Bermudan switch value	0%	58%	20%
			Interest rate correlation	(82)%	90%	15%
			IR-FX correlation	(35)%	60%	5%
			Equity correlation	15%	100%	58%
			Equity-FX correlation	(86)%	60%	(29)%
			Equity-IR correlation	10%	35%	21%
	1,376	Discounted cash flows	Credit correlation	35%	65%	48%
Other level 3 assets and liabilities, net(f)	1,056
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $706 million, nonagency securities of $5 million and non-trading loans of $930 million.
(c)Comprises nonagency securities of $6 million, trading loans of $72 million and non-trading loans of $2.2 billion.
(d)Comprises trading loans of $1.0 billion and non-trading loans of $638 million.
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
(f)Includes equity securities of $843 million including $213 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended June 30, 2023 and 2022. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2023 (in millions)	Fair value at April 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	757	—		106	(106)		(40)	—	(11)	706	(6)
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(1)		—	—		—	5	(8)	6	(1)
Total mortgage-backed securities	772	5		106	(112)		(40)	5	(19)	717	(7)
Obligations of U.S. states and municipalities	6	—		—	—		—	—	—	6	—
Non-U.S. government debt securities	169	29		50	(49)		—	—	—	199	31
Corporate debt securities	538	—		61	(43)		(2)	7	(39)	522	(2)
Loans	926	(6)		246	(65)		(18)	102	(80)	1,105	(6)
Asset-backed securities	7	—		4	(1)		—	4	—	14	—
Total debt instruments	2,418	28		467	(270)		(60)	118	(138)	2,563	16
Equity securities	581	(16)		50	(36)		—	104	(52)	631	(16)
Physical commodities	—	—		6	—		—	—	—	6	—
Other	140	(19)		2	—		(6)	—	(4)	113	(18)
Total trading assets – debt and equity instruments	3,139	(7)	(c)	525	(306)		(66)	222	(194)	3,313	(18)	(c)
Net derivative receivables:(b)
Interest rate	754	(1,043)		60	(42)		49	(914)	14	(1,122)	(960)
Credit	452	228		—	(1)		31	2	(23)	689	240
Foreign exchange	545	(37)		51	(67)		(126)	55	(32)	389	(29)
Equity	(885)	(148)		295	(675)		(726)	349	(91)	(1,881)	9
Commodity	(287)	(50)		35	(51)		16	(12)	(4)	(353)	(71)
Total net derivative receivables	579	(1,050)	(c)	441	(836)		(756)	(520)	(136)	(2,278)	(811)	(c)
Available-for-sale securities:
Corporate debt securities	250	17		—	—		—	—	—	267	17
Total available-for-sale securities	250	17	(d)	—	—		—	—	—	267	17	(d)
Loans	1,479	(3)	(c)	2,137	(7)		(490)	760	(68)	3,808	(52)	(c)
Mortgage servicing rights	7,755	275	(e)	546	(92)		(255)	—	—	8,229	275	(e)
Other assets	406	16	(c)	5	(2)		(14)	8	(2)	417	16	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2023 (in millions)	Fair value at April 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,208	$(51)	(c)(f)	$—	$—	$139	$(181)	$—	$(62)	$2,053	$(51)	(c)(f)
Short-term borrowings	1,410	50	(c)(f)	—	—	1,191	(927)	2	(22)	1,704	29	(c)(f)
Trading liabilities – debt and equity instruments	63	(1)	(c)	—	(2)	—	(2)	6	(1)	63	(1)	(c)
Accounts payable and other liabilities	56	5	(c)	(2)	3	—	—	8	(2)	68	5	(c)
Long-term debt	25,227	325	(c)(f)	—	—	2,667	(2,550)	113	(357)	25,425	354	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2022 (in millions)	Fair value at April 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	286	(1)		643	(118)		(7)	—	—	803	(2)
Residential – nonagency	10	—		5	—		(1)	—	—	14	—
Commercial – nonagency	10	—		—	—		—	—	—	10	—
Total mortgage-backed securities	306	(1)		648	(118)		(8)	—	—	827	(2)
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	133	(9)		177	(86)		—	6	(16)	205	(8)
Corporate debt securities	293	(16)		272	(12)		—	57	(20)	574	(16)
Loans	1,049	(33)		122	(164)		(152)	254	(178)	898	(32)
Asset-backed securities	28	—		1	(10)		—	1	—	20	—
Total debt instruments	1,816	(59)		1,220	(390)		(160)	318	(214)	2,531	(58)
Equity securities	663	(99)		98	(61)		—	106	(46)	661	(90)
Physical commodities	—	—		2	—		—	—	—	2	—
Other	175	66		6	—		(158)	—	(2)	87	60
Total trading assets – debt and equity instruments	2,654	(92)	(c)	1,326	(451)		(318)	424	(262)	3,281	(88)	(c)
Net derivative receivables:(b)
Interest rate	367	160		99	(135)		105	44	(220)	420	204
Credit	44	264		4	(3)		(65)	1	4	249	255
Foreign exchange	76	193		15	(19)		(38)	24	(6)	245	174
Equity	(2,583)	1,838		162	(466)		(140)	(227)	182	(1,234)	1,788
Commodity	(414)	382		18	(69)		112	(1)	(2)	26	423
Total net derivative receivables	(2,510)	2,837	(c)	298	(692)		(26)	(159)	(42)	(294)	2,844	(c)
Available-for-sale securities:
Corporate debt securities	205	(19)		—	—		—	—	—	186	(19)
Total available-for-sale securities	205	(19)	(d)	—	—		—	—	—	186	(19)	(d)
Loans	2,072	(82)	(c)	273	(95)		(250)	226	(124)	2,020	(80)	(c)
Mortgage servicing rights	7,294	654	(e)	341	(614)		(236)	—	—	7,439	654	(e)
Other assets	341	116	(c)	5	(28)		(20)	—	(6)	408	116	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2022 (in millions)	Fair value at April 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,121	$(160)	(c)(f)	$—	$—	$138	$(21)	$—	$(46)	$2,032	$(160)	(c)(f)
Short-term borrowings	2,146	14	(c)(f)	—	—	963	(1,036)	14	—	2,101	93	(c)(f)
Trading liabilities – debt and equity instruments	41	1	(c)	(20)	4	—	—	30	—	56	1	(c)
Accounts payable and other liabilities	108	(2)	(c)	(28)	1	—	—	—	(6)	73	(2)	(c)
Long-term debt	24,394	(2,640)	(c)(f)	—	—	3,470	(2,045)	179	(281)	23,077	(2,613)	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	7		131	(113)		(64)	—	(14)	706	2
Residential – nonagency	5	7		—	(6)		(2)	1	—	5	1
Commercial – nonagency	7	—		—	—		(1)	8	(8)	6	(1)
Total mortgage-backed securities	771	14		131	(119)		(67)	9	(22)	717	2
Obligations of U.S. states and municipalities	7	—		—	(1)		—	—	—	6	—
Non-U.S. government debt securities	155	40		100	(96)		—	—	—	199	43
Corporate debt securities	463	24		110	(60)		(2)	30	(43)	522	18
Loans	759	2		682	(127)		(113)	125	(223)	1,105	1
Asset-backed securities	23	—		5	(3)		(1)	5	(15)	14	(1)
Total debt instruments	2,178	80		1,028	(406)		(183)	169	(303)	2,563	63
Equity securities	665	(47)		108	(107)		—	140	(128)	631	(27)
Physical Commodities	2	—		6	—		(2)	—	—	6	—
Other	64	(40)		96	—		(4)	1	(4)	113	(19)
Total trading assets – debt and equity instruments	2,909	(7)	(c)	1,238	(513)		(189)	310	(435)	3,313	17	(c)
Net derivative receivables:(b)
Interest rate	701	(697)		95	(92)		27	(1,079)	(77)	(1,122)	(582)
Credit	13	474		3	(4)		202	26	(25)	689	497
Foreign exchange	489	52		79	(108)		(201)	119	(41)	389	29
Equity	(384)	23		613	(1,362)		(726)	460	(505)	(1,881)	95
Commodity	(146)	(42)		39	(118)		(111)	(11)	36	(353)	(206)
Total net derivative receivables	673	(190)	(c)	829	(1,684)		(809)	(485)	(612)	(2,278)	(167)	(c)
Available-for-sale securities:
Corporate debt securities	239	28		—	—		—	—	—	267	28
Total available-for-sale securities	239	28	(d)	—	—		—	—	—	267	28	(d)
Loans	1,418	23	(c)	2,285	(73)		(585)	917	(177)	3,808	24	(c)
Mortgage servicing rights	7,973	264	(e)	577	(90)		(495)	—	—	8,229	264	(e)
Other assets	405	21	(c)	17	(2)		(30)	8	(2)	417	21	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$(3)	(c)(f)	$—	$—	$267	$(248)	$—	$(125)	$2,053	$(31)	(c)(f)
Short-term borrowings	1,401	140	(c)(f)	—	—	2,242	(2,059)	2	(22)	1,704	34	(c)(f)
Trading liabilities – debt and equity instruments	84	(13)	(c)	(27)	6	—	(2)	18	(3)	63	—
Accounts payable and other liabilities	53	4	(c)	(2)	7	—	—	8	(2)	68	4	(c)
Long-term debt	24,092	1,681	(c)(f)	—	—	5,400	(5,525)	204	(427)	25,425	1,674	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	265	26		665	(125)		(28)	—	—	803	24
Residential – nonagency	28	—		5	—		(12)	—	(7)	14	(1)
Commercial – nonagency	10	—		—	—		—	—	—	10	—
Total mortgage-backed securities	303	26		670	(125)		(40)	—	(7)	827	23
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	81	(42)		405	(266)		—	43	(16)	205	(106)
Corporate debt securities	332	(35)		333	(71)		(37)	98	(46)	574	(44)
Loans	708	(37)		419	(262)		(159)	525	(296)	898	(13)
Asset-backed securities	26	—		2	(10)		—	5	(3)	20	—
Total debt instruments	1,457	(88)		1,829	(734)		(236)	671	(368)	2,531	(140)
Equity securities	662	(912)		321	(301)		—	959	(68)	661	(474)
Physical Commodities	—	—		2	—		—	—	—	2	—
Other	160	67		26	—		(163)	—	(3)	87	70
Total trading assets – debt and equity instruments	2,279	(933)	(c)	2,178	(1,035)		(399)	1,630	(439)	3,281	(544)	(c)
Net derivative receivables:(b)
Interest rate	(16)	393		225	(229)		256	17	(226)	420	428
Credit	74	331		8	(7)		(161)	(2)	6	249	330
Foreign exchange	(419)	538		147	(43)		32	18	(28)	245	486
Equity	(3,626)	2,568		660	(1,025)		303	(558)	444	(1,234)	2,975
Commodity	(907)	804		68	(206)		268	(1)	—	26	469
Total net derivative receivables	(4,894)	4,634	(c)	1,108	(1,510)		698	(526)	196	(294)	4,688	(c)
Available-for-sale securities:
Corporate debt securities	161	8		17	—		—	—	—	186	8
Total available-for-sale securities	161	8	(d)	17	—		—	—	—	186	8	(d)
Loans	1,933	16	(c)	394	(100)		(531)	616	(308)	2,020	(24)	(c)
Mortgage servicing rights	5,494	1,613	(e)	1,471	(671)		(468)	—	—	7,439	1,613	(e)
Other assets	306	125	(c)	46	(28)		(37)	2	(6)	408	119	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(302)	(c)(f)	$—	$—	$246	$(69)	$—	$(160)	$2,032	$(298)	(c)(f)
Short-term borrowings	2,481	(387)	(c)(f)	—	—	2,386	(2,383)	15	(11)	2,101	7	(c)(f)
Trading liabilities – debt and equity instruments	30	(16)	(c)	(34)	34	—	—	44	(2)	56	15	(c)
Accounts payable and other liabilities	69	(6)	(c)	(28)	43	—	—	1	(6)	73	(6)	(c)
Long-term debt	24,374	(4,308)	(c)(f)	—	—	7,520	(4,521)	442	(430)	23,077	(4,151)	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both June 30, 2023 and December 31, 2022. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% at both June 30, 2023 and December 31, 2022, respectively.

(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material both for the three and six months ended June 30, 2023 and 2022.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2023 and 2022. Unrealized (gains)/losses are reported in OCI, and were $23 million and $(344) million for the three months ended June 30, 2023 and 2022, respectively and $(277) million and $(574) million for the six months ended June 30, 2023 and 2022, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2022, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 115 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2023
Level 3 assets were $26.8 billion at June 30, 2023, reflecting an increase of $3.0 billion from March 31, 2023, and an increase of $3.2 billion from December 31, 2022.
The increase for the three and six months ended June 30, 2023 was predominantly driven by:
•$2.3 billion and $2.4 billion, respectively, in non-trading loans primarily due to $1.9 billion of loans in CIB associated with the First Republic acquisition.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2023, significant transfers from level 2 into level 3 included the following:
•$1.2 billion of gross interest rate derivative payables as a result of transition to term SOFR for certain interest rate options.
•$760 million of non-trading loans driven by a decrease in observability.
For the three months ended June 30, 2023, there were no significant transfers from level 3 into level 2.
For the six months ended June 30, 2023, significant transfers from level 2 into level 3 included the following:
•$1.6 billion of gross interest rate derivative payables as a result of transition to term SOFR for certain interest rate options.
•$901 million of gross equity derivative receivables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$917 million of non-trading loans driven by a decrease in observability.
For the six months ended June 30, 2023, significant transfers from level 3 into level 2 included the following:
•$1.3 billion and $827 million of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 108-113 for further information on these instruments.
Three months ended June 30, 2023
•$752 million of net losses on assets, driven by losses in net derivative receivables due to market movements.
•$328 million of net losses on liabilities, driven by losses in long-term debt due to market movements.
Three months ended June 30, 2022
•$3.4 billion of net gains on assets, largely driven by gains in net equity derivative receivables due to market movements and MSRs reflecting lower prepayment speeds on higher rates.
•$2.8 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Six months ended June 30, 2023
•$139 million of net gains on assets, driven by gains in MSR reflecting lower prepayment speeds on higher rates.
•$1.8 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Six months ended June 30, 2022
•$5.5 billion of net gains on assets, predominantly driven by gains in net equity derivative receivables due to market movements and MSRs reflecting lower prepayment speeds on higher rates.
•$5.0 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Refer to Note 15 for information on MSRs.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Credit and funding adjustments:
Derivatives CVA	$66	$147	$121	$(165)
Derivatives FVA	63	7	55	(51)
Refer to Note 2 of JPMorgan Chase’s 2022 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2023 and 2022, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2023 and 2022, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
June 30, 2023 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$803	$840	(b)	$1,643
Other assets(a)	—	7	286		293
Total assets measured at fair value on a nonrecurring basis	$—	$810	$1,126		$1,936
Accounts payable and other liabilities	—	—	—		—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—		$—

	Fair value hierarchy			Total fair value
June 30, 2022 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,516	$665	$2,181
Other assets	—	22	1,083	1,105
Total assets measured at fair value on a nonrecurring basis	$—	$1,538	$1,748	$3,286
Accounts payable and other liabilities	—	—	293	293
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$293	$293
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $286 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2023, $220 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $840 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2023, $23 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 3% to 56% with a weighted average of 25%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2023 and 2022, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Loans	$(96)	$(80)	$(128)	$(91)
Other assets(a)	(36)	(389)	(99)	(45)
Accounts payable and other liabilities	—	(269)	—	(288)
Total nonrecurring fair value gains/(losses)	$(132)	$(738)	$(227)	$(424)
(a)Included $(32) million and $(387) million for the three months ended June 30, 2023 and 2022, respectively, and $(93) million and $(29) million for the six months ended June 30, 2023 and 2022, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2023 and 2022, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended June 30,		Six months ended June 30,
As of or for the period ended, (in millions)	2023	2022	2023	2022
Other assets
Carrying value(a)	$4,673	$4,196	$4,673	$4,196
Upward carrying value changes(b)	5	76	40	445
Downward carrying value changes/impairment(c)	(37)	(463)	(133)	(474)
(a)The carrying value as of December 31, 2022 was $4.1 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2023 were $1.5 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2023 were $(1.0) billion.

Included in other assets above is the Firm’s interest in approximately 37 million Visa Class B common shares (“Visa B shares”). These shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. On June 29, 2023, Visa filed a Current Report on Form 8-K with the SEC indicating that the conversion rate of Visa B shares to Visa A shares decreased from 1.5991 to 1.5902 effective June 28, 2023. The conversion rate may be further adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of June 30, 2023, there is significant uncertainty regarding when the transfer restrictions on Visa B shares may be terminated and what the final conversion rate for the Visa B shares will be. As a result of these considerations, as well as differences in voting rights, Visa B shares are not considered to be similar to Visa A shares, and they continue to be held at their nominal carrying value.
In connection with prior sales of Visa B shares, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. Under the terms of the derivative instruments, the Firm will (a) make or receive payments based on subsequent changes in the conversion rate and (b) make periodic interest payments to the purchasers of the Visa B shares. The payments under the derivative instruments will continue as long as the Visa B shares remain subject to transfer restrictions. The derivative instruments are accounted for at fair value using a discounted cash flow methodology based upon the Firm’s estimate of the timing and magnitude of final resolution of the litigation matters. The derivative instruments are recorded in trading liabilities, and changes in fair value are recognized in other income. As of June 30, 2023, the Firm held derivative instruments associated with 23 million Visa B shares that the Firm had previously sold, which are all subject to similar terms and conditions.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2023, and December 31, 2022, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2023					December 31, 2022
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$26.1	$26.1	$—	$—	$26.1	$27.7	$27.7	$—	$—	$27.7
Deposits with banks	469.1	469.0	0.1	—	469.1	539.5	539.3	0.2	—	539.5
Accrued interest and accounts receivable	111.1	—	111.1	0.1	111.2	124.7	—	124.6	0.1	124.7
Federal funds sold and securities purchased under resale agreements	3.0	—	3.0	—	3.0	3.7	—	3.7	—	3.7
Securities borrowed	107.7	—	107.7	—	107.7	115.3	—	115.3	—	115.3
Investment securities, held-to-maturity	408.9	185.8	189.5	—	375.3	425.3	189.1	199.5	—	388.6
Loans, net of allowance for loan losses(a)	1,239.3	—	279.8	936.1	1,215.9	1,073.9	—	194.0	853.9	1,047.9
Other	69.2	—	66.9	2.4	69.3	101.2	—	99.6	1.7	101.3
Financial liabilities
Deposits	$2,347.4	$—	$2,347.5	$—	$2,347.5	$2,311.6	$—	$2,311.5	$—	$2,311.5
Federal funds purchased and securities loaned or sold under repurchase agreements	49.7	—	49.7	—	49.7	50.6	—	50.6	—	50.6
Short-term borrowings(b)	23.1	—	23.1	—	23.1	28.2	—	28.2	—	28.2
Accounts payable and other liabilities	248.1	—	238.8	8.8	247.6	257.5	—	251.2	5.6	256.8
Beneficial interests issued by consolidated VIEs	19.6	—	19.6	—	19.6	12.6	—	12.6	—	12.6
Long-term debt(b)	285.4	—	232.0	51.7	283.7	223.6	—	216.5	2.8	219.3
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
(b)Includes FHLB advances in level 2 of Long-term debt and Short-term borrowings and the Purchase Money Note in level 3 of Long-term debt associated with the First Republic acquisition. Refer to Notes 18 and 28 for additional information.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2023					December 31, 2022
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.7	$—	$—	$4.9	$4.9	$2.3	$—	$—	$3.2	$3.2
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of June 30, 2023, includes fair value adjustments associated with the First Republic acquisition for other unfunded commitments to extend credit totaling $1.6 billion. Refer to Notes 24 and 28 for additional information.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2023 and 2022, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2023				2022
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$18	$—		$18	$(145)		$—		$(145)
Securities borrowed	(60)	—		(60)	(101)		—		(101)
Trading assets:
Debt and equity instruments, excluding loans	1,160	—		1,160	(1,255)		—		(1,255)
Loans reported as trading assets:
Changes in instrument-specific credit risk	100	—		100	(136)	(f)	—		(136)
Other changes in fair value	2	2	(c)	4	(11)		—		(11)
Loans:
Changes in instrument-specific credit risk	6	(5)	(c)	1	(83)		11	(c)	(72)
Other changes in fair value	(76)	(6)	(c)	(82)	(501)		(260)	(c)	(761)
Other assets	(16)	(1)	(d)	(17)	(2)		4	(d)	2
Deposits(a)	(395)	—		(395)	382		—		382
Federal funds purchased and securities loaned or sold under repurchase agreements	(8)	—		(8)	124		—		124
Short-term borrowings(a)	(110)	—		(110)	471		—		471
Trading liabilities	(15)	—		(15)	54		—		54
Beneficial interests issued by consolidated VIEs	—	—		—	—		—		—
Other liabilities	(1)	—		(1)	(7)		—		(7)
Long-term debt(a)(b)	(663)	(2)	(c)(d)	(665)	5,405		14	(c)(d)	5,419

	Six months ended June 30,
	2023				2022
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$220	$—		$220	$(375)		$—		$(375)
Securities borrowed	28	—		28	(299)		—		(299)
Trading assets:
Debt and equity instruments, excluding loans	2,755	—		2,755	(911)		—		(911)
Loans reported as trading assets:
Changes in instrument-specific credit risk	231	—		231	(142)	(f)	—		(142)
Other changes in fair value	5	2	(c)	7	(22)		—		(22)
Loans:
Changes in instrument-specific credit risk	71	(4)	(c)	67	(77)		23	(c)	(54)
Other changes in fair value	119	104	(c)	223	(1,220)		(774)	(c)	(1,994)
Other assets	14	(1)	(d)	13	9		1	(d)	10
Deposits(a)	(868)	—		(868)	784		—		784
Federal funds purchased and securities loaned or sold under repurchase agreements	(69)	—		(69)	206		—		206
Short-term borrowings(a)	(269)	—		(269)	773		—		773
Trading liabilities	(30)	—		(30)	(12)		—		(12)
Beneficial interests issued by consolidated VIEs	—	—		—	(1)		—		(1)
Other liabilities	(1)	—		(1)	(4)		—		(4)
Long-term debt(a)(b)	(3,461)	(28)	(c)(d)	(3,489)	9,365		33	(c)(d)	9,398
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material both for the three and six months ended June 30, 2023 and 2022.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2023, and December 31, 2022, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2023				December 31, 2022
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,737		$529	$(2,208)	$2,517		$368	$(2,149)
Loans	911		760	(151)	967		829	(138)
Subtotal	3,648		1,289	(2,359)	3,484		1,197	(2,287)
90 or more days past due and government guaranteed
Loans(a)	82		76	(6)	124		115	(9)
All other performing loans(b)
Loans reported as trading assets	9,217		7,560	(1,657)	7,823		6,135	(1,688)
Loans	39,995		37,953	(2,042)	42,588		41,135	(1,453)
Subtotal	49,212		45,513	(3,699)	50,411		47,270	(3,141)
Total loans	$52,942		$46,878	$(6,064)	$54,019		$48,582	$(5,437)
Long-term debt
Principal-protected debt	$42,889	(d)	$34,524	$(8,365)	$41,341	(d)	$31,105	$(10,236)
Nonprincipal-protected debt(c)	NA		44,085	NA	NA		41,176	NA
Total long-term debt	NA		$78,609	NA	NA		$72,281	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$1	NA	NA		$5	NA
Total long-term beneficial interests	NA		$1	NA	NA		$5	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2023, and December 31, 2022.
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
At June 30, 2023, and December 31, 2022, the contractual amount of lending-related commitments for which the fair value option was elected was $10.2 billion and $7.6 billion, respectively, with a corresponding fair value of $264 million and $24 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2022 Form 10-K, and Note 24 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2023					December 31, 2022
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$34,860	$225	$46,527		$81,612	$31,973	$260	$24,655		$56,888
Credit	4,618	247	—		4,865	4,105	170	—		4,275
Foreign exchange	2,675	997	3		3,675	2,674	788	50		3,512
Equity	33,590	4,830	3,202		41,622	30,864	4,272	3,545		38,681
Commodity	2,017	—	1	(a)	2,018	1,655	16	2	(a)	1,673
Total structured notes	$77,760	$6,299	$49,733		$133,792	$71,271	$5,506	$28,252		$105,029
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $590 million and $602 million for the periods ended June 30, 2023 and December 31, 2022, respectively.

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

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of June 30, 2023 and December 31, 2022. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.

	June 30, 2023				December 31, 2022
	Credit exposure(h)(i)	On-balance sheet		Off-balance sheet(j)	Credit exposure(h)	On-balance sheet		Off-balance sheet(j)
(in millions)		Loans	Derivatives			Loans	Derivatives
Consumer, excluding credit card	$459,050	$408,204	$—	$50,846	$344,893	$311,375	$—	$33,518
Credit card(a)	1,072,833	191,348	—	881,485	1,006,459	185,175	—	821,284
Total consumer(a)	1,531,883	599,552	—	932,331	1,351,352	496,550	—	854,802
Wholesale(b)
Real Estate	206,912	165,069	331	41,512	170,857	131,681	249	38,927
Individuals and Individual Entities(c)	141,178	122,056	730	18,392	130,815	120,424	434	9,957
Asset Managers	138,143	52,730	14,751	70,662	95,656	40,511	16,397	38,748
Consumer & Retail	125,935	47,410	2,278	76,247	120,555	45,867	1,650	73,038
Industrials	77,206	27,537	1,424	48,245	72,483	26,960	1,770	43,753
Technology, Media & Telecommunications	76,444	21,159	2,601	52,684	72,286	21,622	2,950	47,714
Healthcare	65,547	22,727	1,720	41,100	62,613	22,970	1,683	37,960
Banks & Finance Cos	61,659	34,934	4,679	22,046	51,816	32,172	3,246	16,398
State & Municipal Govt(d)	37,157	20,656	457	16,044	33,847	18,147	585	15,115
Utilities	35,757	7,162	3,089	25,506	36,218	9,107	3,269	23,842
Oil & Gas	33,233	9,607	1,352	22,274	38,668	9,632	5,121	23,915
Automotive	32,947	15,169	602	17,176	33,287	14,735	529	18,023
Chemicals & Plastics	22,195	6,343	510	15,342	20,030	5,771	407	13,852
Insurance	21,874	2,772	8,175	10,927	21,045	2,387	8,081	10,577
Central Govt	16,845	3,670	10,827	2,348	19,095	3,167	12,955	2,973
Metals & Mining	15,631	4,786	311	10,534	15,915	5,398	475	10,042
Transportation	15,447	5,779	606	9,062	15,009	5,005	567	9,437
Securities Firms	9,077	957	3,392	4,728	8,066	556	3,387	4,123
Financial Markets Infrastructure	4,993	184	2,491	2,318	4,962	13	3,050	1,899
All other(e)	135,271	97,438	3,891	33,942	123,307	87,545	4,075	31,687
Subtotal	1,273,451	668,145	64,217	541,089	1,146,530	603,670	70,880	471,980
Loans held-for-sale and loans at fair value	32,372	32,372	—	—	35,427	35,427	—	—
Receivables from customers(f)	42,741	—	—	—	49,257	—	—	—
Total wholesale	1,348,564	700,517	64,217	541,089	1,231,214	639,097	70,880	471,980
Total exposure(g)(h)	$2,880,447	$1,300,069	$64,217	$1,473,420	$2,582,566	$1,135,647	$70,880	$1,326,782
(a)Also includes commercial card lending-related commitments primarily in CB and CIB.
(b)The industry rankings presented in the table as of December 31, 2022, are based on the industry rankings of the corresponding exposures as of June 30, 2023, not actual rankings of such exposures at December 31, 2022.
(c)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) as of June 30, 2023 and December 31, 2022, noted above, the Firm held: $6.8 billion and $6.6 billion, respectively, of trading assets; $24.0 billion and $6.8 billion, respectively, of AFS securities; and $11.6 billion and $19.7 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, as of June 30, 2023 and 95% and 5%, respectively, as of December 31, 2022. Refer to Note 14 for more information on exposures to SPEs.
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
(g)Excludes cash placed with banks of $485.4 billion and $556.6 billion, as of June 30, 2023 and December 31, 2022, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)Included credit exposure associated with the First Republic acquisition consisting of $104.6 billion in the Consumer, excluding credit card portfolio, and $98.2 billion in the Wholesale portfolio predominantly in Asset Managers, Real Estate, and Individuals and Individual Entities.
(j)Represents lending-related financial instruments.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	130-131
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	132
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	130-131
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	132
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	133
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	130-131
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	134
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	134
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	134
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	134
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	134

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2023, and December 31, 2022.

	Notional amounts(b)
(in billions)	June 30, 2023	December 31, 2022
Interest rate contracts
Swaps	$29,292	$24,491
Futures and forwards	3,341	2,636
Written options	3,329	3,047
Purchased options	3,390	2,992
Total interest rate contracts	39,352	33,166
Credit derivatives(a)	1,477	1,132
Foreign exchange contracts
Cross-currency swaps	4,436	4,196
Spot, futures and forwards	8,681	7,017
Written options	867	775
Purchased options	826	759
Total foreign exchange contracts	14,810	12,747
Equity contracts
Swaps	598	618
Futures and forwards	110	110
Written options	755	636
Purchased options	707	580
Total equity contracts	2,170	1,944
Commodity contracts
Swaps	137	136
Spot, futures and forwards	142	136
Written options	133	117
Purchased options	110	98
Total commodity contracts	522	487
Total derivative notional amounts	$58,331	$49,476
(a)Refer to the Credit derivatives discussion on page 135 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2023, and December 31, 2022, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$288,312	$—	$288,312	$27,709	$277,334	$8	$277,342	$15,157
Credit	13,685	—	13,685	1,245	13,767	—	13,767	566
Foreign exchange	226,793	886	227,679	22,194	222,739	846	223,585	14,177
Equity	61,392	—	61,392	7,324	67,670	—	67,670	9,805
Commodity	16,872	768	17,640	5,745	18,465	820	19,285	6,840
Total fair value of trading assets and liabilities	$607,054	$1,654	$608,708	$64,217	$599,975	$1,674	$601,649	$46,545

	Gross derivative receivables				Gross derivative payables
December 31, 2022 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$300,411	$4	$300,415	$28,419	$290,291	$—	$290,291	$15,970
Credit	10,329	—	10,329	1,090	9,971	—	9,971	754
Foreign exchange	239,946	1,633	241,579	23,365	248,911	2,610	251,521	18,856
Equity	61,913	—	61,913	9,139	62,461	—	62,461	8,804
Commodity	23,652	1,705	25,357	8,867	20,758	2,511	23,269	6,757
Total fair value of trading assets and liabilities	$636,251	$3,342	$639,593	$70,880	$632,392	$5,121	$637,513	$51,141
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2023, and December 31, 2022, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	June 30, 2023				December 31, 2022
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$194,218	$(168,569)	$25,649		$203,922	$(178,261)	$25,661
OTC–cleared	91,665	(91,508)	157		93,800	(93,424)	376
Exchange-traded(a)	573	(526)	47		559	(311)	248
Total interest rate contracts	286,456	(260,603)	25,853		298,281	(271,996)	26,285
Credit contracts:
OTC	8,850	(7,818)	1,032		8,474	(7,535)	939
OTC–cleared	4,674	(4,622)	52		1,746	(1,704)	42
Total credit contracts	13,524	(12,440)	1,084		10,220	(9,239)	981
Foreign exchange contracts:
OTC	223,998	(204,582)	19,416		237,941	(216,796)	21,145
OTC–cleared	910	(901)	9		1,461	(1,417)	44
Exchange-traded(a)	11	(2)	9		15	(1)	14
Total foreign exchange contracts	224,919	(205,485)	19,434		239,417	(218,214)	21,203
Equity contracts:
OTC	24,672	(21,496)	3,176		30,323	(25,665)	4,658
Exchange-traded(a)	34,196	(32,572)	1,624		28,467	(27,109)	1,358
Total equity contracts	58,868	(54,068)	4,800		58,790	(52,774)	6,016
Commodity contracts:
OTC	9,317	(5,539)	3,778		14,430	(7,633)	6,797
OTC–cleared	111	(111)	—		120	(112)	8
Exchange-traded(a)	6,266	(6,245)	21		9,103	(8,745)	358
Total commodity contracts	15,694	(11,895)	3,799		23,653	(16,490)	7,163
Derivative receivables with appropriate legal opinion	599,461	(544,491)	54,970	(d)	630,361	(568,713)	61,648	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	9,247		9,247		9,232		9,232
Total derivative receivables recognized on the Consolidated balance sheets	$608,708		$64,217		$639,593		$70,880
Collateral not nettable on the Consolidated balance sheets(b)(c)			(23,282)				(23,014)
Net amounts			$40,935				$47,866

	June 30, 2023				December 31, 2022
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$180,016	$(167,127)	$12,889		$190,108	$(176,890)	$13,218
OTC–cleared	94,771	(94,554)	217		97,417	(97,126)	291
Exchange-traded(a)	512	(504)	8		327	(305)	22
Total interest rate contracts	275,299	(262,185)	13,114		287,852	(274,321)	13,531
Credit contracts:
OTC	9,240	(8,768)	472		8,054	(7,572)	482
OTC–cleared	4,438	(4,433)	5		1,674	(1,645)	29
Total credit contracts	13,678	(13,201)	477		9,728	(9,217)	511
Foreign exchange contracts:
OTC	220,326	(208,507)	11,819		246,457	(231,248)	15,209
OTC–cleared	993	(901)	92		1,488	(1,417)	71
Exchange-traded(a)	15	—	15		20	—	20
Total foreign exchange contracts	221,334	(209,408)	11,926		247,965	(232,665)	15,300
Equity contracts:
OTC	28,206	(25,293)	2,913		29,833	(26,554)	3,279
Exchange-traded(a)	35,657	(32,572)	3,085		28,291	(27,103)	1,188
Total equity contracts	63,863	(57,865)	5,998		58,124	(53,657)	4,467
Commodity contracts:
OTC	9,591	(6,061)	3,530		11,954	(7,642)	4,312
OTC–cleared	116	(116)	—		112	(112)	—
Exchange-traded(a)	7,050	(6,268)	782		9,021	(8,758)	263
Total commodity contracts	16,757	(12,445)	4,312		21,087	(16,512)	4,575
Derivative payables with appropriate legal opinion	590,931	(555,104)	35,827	(d)	624,756	(586,372)	38,384	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	10,718		10,718		12,757		12,757
Total derivative payables recognized on the Consolidated balance sheets	$601,649		$46,545		$637,513		$51,141
Collateral not nettable on the Consolidated balance sheets(b)(c)			(4,248)				(3,318)
Net amounts			$42,297				$47,823
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
(d)Net derivatives receivable included cash collateral netted of $52.5 billion and $51.5 billion at June 30, 2023, and December 31, 2022, respectively. Net derivatives payable included cash collateral netted of $63.2 billion and $69.2 billion at June 30, 2023, and December 31, 2022, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2022 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2023, and December 31, 2022.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2023	December 31, 2022
Aggregate fair value of net derivative payables	$15,243	$16,023
Collateral posted	14,144	15,505
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2023, and December 31, 2022, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2023		December 31, 2022
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$81	$1,241	$128	$1,293
Amount required to settle contracts with termination triggers upon downgrade(b)	80	811	88	925
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both June 30, 2023 and December 31, 2022.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2023 and 2022, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(151)	$164	$13	$—	$5	$—
Foreign exchange(c)	254	(188)	66	(156)	66	15
Commodity(d)	422	(290)	132	—	133	—
Total	$525	$(314)	$211	$(156)	$204	$15

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(4,467)	$4,367	$(100)	$—	$(79)	$—
Foreign exchange(c)	(818)	830	12	(115)	12	67
Commodity(d)	(1,536)	1,464	(72)	—	(73)	—
Total	$(6,821)	$6,661	$(160)	$(115)	$(140)	$67

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,021	$(940)	$81	$—	$15	$—
Foreign exchange(c)	412	(282)	130	(329)	130	(13)
Commodity(d)	(1,118)	1,335	217	—	217	—
Total	$315	$113	$428	$(329)	$362	$(13)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(11,537)	$11,348	$(189)	$—	$(145)	$—
Foreign exchange(c)	(1,508)	1,518	10	(180)	10	212
Commodity(d)	(1,712)	1,611	(101)	—	(110)	—
Total	$(14,757)	$14,477	$(280)	$(180)	$(245)	$212
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

As of June 30, 2023 and December 31, 2022, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2023 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$136,444	(c)	$(2,752)	$(3,462)	$(6,214)
Liabilities
Long-term debt	176,509		(5,857)	(9,105)	(14,962)

	Carrying amount of the hedged items(b)(c)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2022 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$84,073	(c)	$(4,149)	$(1,542)	$(5,691)
Liabilities
Long-term debt	175,257		(11,879)	(3,313)	(15,192)
(a)Excludes physical commodities with a carrying value of $12.8 billion and $26.0 billion at June 30, 2023 and December 31, 2022, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2023 and December 31, 2022, the carrying amount excluded for AFS securities is $20.9 billion and $20.3 billion, respectively, and for long-term debt is $216 million and $221 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Effective January 1, 2023, the Firm adopted the new portfolio layer method hedge accounting guidance which expanded the ability to hedge a portfolio of prepayable assets to allow more of the portfolio to be hedged. At June 30, 2023, the amortized cost of the portfolio layer method closed portfolios was $67.8 billion, of which $49.6 billion was designated as hedged. The cumulative amount of basis adjustments was $(1.1) billion, reflecting $(865) million and $(229) million for active and discontinued hedging relationships, respectively. Refer to Note 1 and Note 10 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2023 and 2022, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(474)	$(1,199)	$(725)
Foreign exchange(b)	9	80	71
Total	$(465)	$(1,119)	$(654)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$86	$(1,509)	$(1,595)
Foreign exchange(b)	(62)	(241)	(179)
Total	$24	$(1,750)	$(1,774)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(902)	$(738)	$164
Foreign exchange(b)	(46)	186	232
Total	$(948)	$(552)	$396

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$329	$(4,870)	$(5,199)
Foreign exchange(b)	(68)	(316)	(248)
Total	$261	$(5,186)	$(5,447)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2023 and 2022.
Over the next 12 months, the Firm expects that approximately $(1.3) billion (after-tax) of net losses recorded in AOCI at June 30, 2023, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2023 and 2022.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2023		2022
Three months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$121	$(88)	$(116)	$3,520

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2023		2022
Six months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$205	$(1,092)	$(247)	$3,858
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the six months ended June 30, 2023, the Firm reclassified a pre-tax loss of $41 million to other revenue related to the acquisition of CIFM. The amounts reclassified for the three months ended June 30, 2023 and three and six months ended June 30, 2022 were not material. Refer to Note 21 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Contract type
Interest rate(a)	$(112)	$(309)	$(126)	$(538)
Credit(b)	(67)	89	(163)	122
Foreign exchange(c)	41	6	43	(76)
Total	$(138)	$(214)	$(246)	$(492)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2022 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2023 and December 31, 2022. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(649,720)	$677,813	$28,093	$5,774
Other credit derivatives(a)	(55,887)	73,831	17,944	13,765
Total credit derivatives	(705,607)	751,644	46,037	19,539
Credit-related notes(b)	—	—	—	8,064
Total	$(705,607)	$751,644	$46,037	$27,603

	Maximum payout/Notional amount
December 31, 2022 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(495,557)	$509,846	$14,289	$2,917
Other credit derivatives(a)	(47,165)	65,029	17,864	11,746
Total credit derivatives	(542,722)	574,875	32,153	14,663
Credit-related notes(b)	—	—	—	7,863
Total	$(542,722)	$574,875	$32,153	$22,526
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2023, and December 31, 2022, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(103,323)	$(412,661)	$(37,836)	$(553,820)	$4,357	$(1,281)	$3,076
Noninvestment-grade	(38,784)	(106,800)	(6,203)	(151,787)	2,575	(3,606)	(1,031)
Total	$(142,107)	$(519,461)	$(44,039)	$(705,607)	$6,932	$(4,887)	$2,045

December 31, 2022 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(90,484)	$(294,791)	$(30,822)	$(416,097)	$2,324	$(1,495)	$829
Noninvestment-grade	(33,244)	(87,011)	(6,370)	(126,625)	1,267	(3,209)	(1,942)
Total	$(123,728)	$(381,802)	$(37,192)	$(542,722)	$3,591	$(4,704)	$(1,113)
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 6 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Underwriting
Equity	$317	$230	$550	$472
Debt	704	711	1,376	1,685
Total underwriting	1,021	941	1,926	2,157
Advisory	492	645	1,236	1,437
Total investment banking fees	$1,513	$1,586	$3,162	$3,594
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022		2023	2022
Trading revenue by instrument type
Interest rate(a)	$1,781	$376		$3,567	$845
Credit(b)	419	279	(c)	1,053	736	(c)
Foreign exchange	1,435	1,425		2,986	2,749
Equity	2,941	2,303		5,634	4,558
Commodity	368	499		1,294	1,246
Total trading revenue	6,944	4,882		14,534	10,134
Private equity gains/(losses)	(34)	108		(9)	(39)
Principal transactions	$6,910	$4,990		$14,525	$10,095
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Lending-related fees(a)	$590	$362	$959	$724
Deposit-related fees	1,238	1,511	2,489	2,988
Total lending- and deposit-related fees	$1,828	$1,873	$3,448	$3,712
(a)    Includes the impact of the First Republic acquisition. Refer to Note 28 for additional information.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Asset management fees
Investment management fees(a)(b)	$3,695	$3,425	$7,085	$6,987
All other asset management fees(c)	79	92	154	182
Total asset management fees	$3,774	$3,517	$7,239	$7,169
(a)Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.
(b)Includes the impact of the First Republic acquisition. Refer to Note 28 for additional information.
(c)Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Commissions and other fees
Brokerage commissions(a)	$722	$738	$1,469	$1,548
Administration fees(b)	575	590	1,132	1,223
All other commissions and fees (c)	442	395	833	662
Total commissions and other fees	$1,739	$1,723	$3,434	$3,433
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

Card income
The following table presents the components of card income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interchange and merchant processing income	$7,885	$7,214	$15,024	$13,449
Rewards costs and partner payments	(6,392)	(5,641)	(11,901)	(10,511)
Other card income(a)	(399)	(440)	(795)	(830)
Total card income	$1,094	$1,133	$2,328	$2,108
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 15 for further information on mortgage fees and related income.
Other income
This revenue category includes operating lease income, as well as losses associated with the Firm’s tax-oriented investments, predominantly alternative energy equity-method investments in CIB.
The following table presents certain components of other income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease income	$716	$945	$1,471	$1,993
Losses on tax-oriented investments(a)	(462)	(427)	(874)	(835)
Estimated bargain purchase gain associated with the First Republic acquisition(b)	2,712	—	2,712	—
Gain related to the acquisition of CIFM(c)	—	—	339
(a)    The losses associated with these tax-oriented investments are more than offset by lower income tax expense from the associated tax credits.
(b)    Refer to Note 28 for additional information on the First Republic acquisition.
(c)    Gain on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% of the entity.
Refer to Note 17 for information on operating lease income included within other income.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Legal expense	$420	$73	$596	$192
FDIC-related expense	338	216	655	414
First Republic-related expense(a)	599	—	599	—
(a)    Refer to Note 28 for additional information on the First Republic acquisition.
FDIC Special Assessment
In May 2023, the FDIC issued a notice of proposed rulemaking recommending a special assessment related to the systemic risk determination made on March 12, 2023, to recover losses to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors resulting from recent bank resolutions. In its current form, the rule would impose a special assessment at an annual rate of 12.5 basis points on certain banks’ estimated uninsured deposits reported as of December 31, 2022. The Firm expects to be subject to special assessments imposed by the FDIC to recover losses to the DIF.

Note 7 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2022 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest income
Loans(a)	$20,306	$11,626	$38,014	$22,259
Taxable securities	4,194	2,289	8,161	4,268
Non-taxable securities(b)	343	245	591	490
Total investment securities(a)	4,537	2,534	8,752	4,758
Trading assets - debt instruments	4,013	2,049	7,659	3,816
Federal funds sold and securities purchased under resale agreements	3,767	543	6,898	940
Securities borrowed	1,866	173	3,582	86
Deposits with banks	5,189	1,079	10,008	1,317
All other interest-earning assets(c)	1,966	642	3,735	966
Total interest income	$41,644	$18,646	$78,648	$34,142
Interest expense
Interest-bearing deposits	$9,591	$898	$17,228	$1,080
Federal funds purchased and securities loaned or sold under repurchase agreements	3,400	445	6,204	558
Short-term borrowings(d)	428	113	849	157
Trading liabilities – debt and all other interest-bearing liabilities(e)	2,373	471	4,344	662
Long-term debt	3,876	1,561	7,189	2,637
Beneficial interest issued by consolidated VIEs	197	30	344	48
Total interest expense	$19,865	$3,518	$36,158	$5,142
Net interest income	$21,779	$15,128	$42,490	$29,000
Provision for credit losses	2,899	1,101	5,174	2,564
Net interest income after provision for credit losses	$18,880	$14,027	$37,316	$26,436
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts and net deferred fees/costs).
(b)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(c)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.
(d)Includes commercial paper.
(e)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

Note 8 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2022 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Pension and OPEB plans		Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(94)	$(75)	$(188)	$(139)
Total defined contribution plans	397	357	762	701
Total pension and OPEB cost included in noninterest expense	$303	$282	$574	$562
As of June 30, 2023 and December 31, 2022, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $20.5 billion and $19.9 billion, respectively.

Note 9 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$449	$378	$806	$649
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	385	441	898	976
Total noncash compensation expense related to employee share-based incentive plans	$834	$819	$1,704	$1,625
In the first quarter of 2023, in connection with its annual incentive grant for the 2022 performance year, the Firm granted 20 million RSUs and 801 thousand PSUs with weighted-average grant date fair values of $138.57 per RSU and $139.81 per PSU.

Note 10 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2023, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance which permitted a transfer of HTM securities to AFS upon adoption. The Firm transferred obligations of U.S. states and municipalities with a carrying value of $7.1 billion resulting in the recognition of $38 million net pre-tax unrealized losses in AOCI. This transfer was a noncash transaction. Refer to Note 1 and Note 21 for additional information.
During 2022, the Firm transferred $78.3 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized losses of $4.8 billion on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2023					December 31, 2022
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value		Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$84,749	$326	$5,307	$79,768		$77,194	$479	$6,170	$71,503
Residential:
U.S.	1,803	1	119	1,685		1,576	1	111	1,466
Non-U.S.	1,861	4	6	1,859		3,176	5	27	3,154
Commercial	2,223	1	168	2,056		2,113	—	155	1,958
Total mortgage-backed securities	90,636	332	5,600	85,368		84,059	485	6,463	78,081
U.S. Treasury and government agencies	63,998	297	1,558	62,737		95,217	302	3,459	92,060
Obligations of U.S. states and municipalities	24,279	172	428	24,023		7,103	86	403	6,786
Non-U.S. government debt securities	22,588	20	568	22,040		20,360	14	678	19,696
Corporate debt securities	410	—	22	388		381	—	24	357
Asset-backed securities:
Collateralized loan obligations	5,506	3	72	5,437		5,916	1	125	5,792
Other	3,324	2	57	3,269		3,152	2	69	3,085
Unallocated portfolio layer fair value basis adjustments(a)	(865)	—	(865)	NA		NA	NA	NA	NA
Total available-for-sale securities	209,876	826	7,440	203,262	(e)	216,188	890	11,221	205,857
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	110,517	29	13,201	97,345		113,492	35	13,709	99,818
U.S. Residential	10,293	3	1,206	9,090		10,503	3	1,244	9,262
Commercial	10,712	7	741	9,978		10,361	10	734	9,637
Total mortgage-backed securities	131,522	39	15,148	116,413		134,356	48	15,687	118,717
U.S. Treasury and government agencies	202,655	—	16,825	185,830		207,463	—	18,363	189,100
Obligations of U.S. states and municipalities	11,617	44	758	10,903		19,747	53	1,080	18,720
Asset-backed securities:
Collateralized loan obligations	61,095	42	951	60,186		61,414	4	1,522	59,896
Other	2,052	—	84	1,968		2,325	—	110	2,215
Total held-to-maturity securities	408,941	125	33,766	375,300		425,305	105	36,762	388,648
Total investment securities, net of allowance for credit losses	$618,817	$951	$41,206	$578,562		$641,493	$995	$47,983	$594,505
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 1 and Note 5 for additional information.
(b)The Firm purchased $520 million and $4.1 billion of HTM securities for the three and six months ended June 30, 2023, respectively, and $14.3 billion and $27.5 billion for the three and six months ended June 30, 2022, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $104 million and $96 million at June 30, 2023 and December 31, 2022, respectively.
(d)Excludes $2.5 billion of accrued interest receivable at both June 30, 2023 and December 31, 2022. The Firm did not reverse through interest income any accrued interest receivable for the three and six months ended June 30, 2023 and 2022. Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.
(e)As of June 30, 2023, included $25.8 billion of AFS securities associated with the First Republic acquisition. Refer to Note 28 for additional information.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2023 and December 31, 2022. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $6.9 billion and $9.6 billion, at June 30, 2023 and December 31, 2022, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months			12 months or more
June 30, 2023 (in millions)	Fair value		Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$371		$7	$1,253	$112	$1,624	$119
Non-U.S.	4		—	1,635	6	1,639	6
Commercial	154		3	1,761	165	1,915	168
Total mortgage-backed securities	529		10	4,649	283	5,178	293
Obligations of U.S. states and municipalities	10,757		123	1,961	305	12,718	428
Non-U.S. government debt securities	8,745		64	5,316	504	14,061	568
Corporate debt securities	123		2	77	20	200	22
Asset-backed securities:
Collateralized loan obligations	20		—	5,066	72	5,086	72
Other	1,157		16	1,888	41	3,045	57
Total available-for-sale securities with gross unrealized losses	$21,331	(a)	$215	$18,957	$1,225	$40,288	$1,440

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2022 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,187	$71	$260	$40	$1,447	$111
Non-U.S.	2,848	25	70	2	2,918	27
Commercial	1,131	74	813	81	1,944	155
Total mortgage-backed securities	5,166	170	1,143	123	6,309	293
Obligations of U.S. states and municipalities	3,051	241	364	162	3,415	403
Non-U.S. government debt securities	6,941	321	3,848	357	10,789	678
Corporate debt securities	150	2	207	22	357	24
Asset-backed securities:
Collateralized loan obligations	3,010	61	2,701	64	5,711	125
Other	2,586	51	256	18	2,842	69
Total available-for-sale securities with gross unrealized losses	$20,904	$846	$8,519	$746	$29,423	$1,592
(a)Includes the impact of the First Republic acquisition, primarily impacting obligations of U.S. states and municipalities. Refer to Note 28 for additional information.

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At June 30, 2023 and December 31, 2022, all HTM securities were rated investment grade and were current and accruing, with approximately 99% and 98% rated at least AA+, respectively.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $104 million and $47 million as of June 30, 2023 and 2022, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the six months ended June 30, 2023.
Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Realized gains	$198	$69	$329	$82
Realized losses	(1,098)	(222)	(2,097)	(629)
Investment securities losses	$(900)	$(153)	$(1,768)	$(547)
Provision for credit losses	$13	$6	$14	$5

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2023, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2023 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$15	$3,622	$5,077	$81,922	$90,636
Fair value	14	3,488	5,057	76,809	85,368	(d)
Average yield(a)	2.18%	4.55%	5.98%	4.40%	4.49%
U.S. Treasury and government agencies
Amortized cost	$7,471	$36,773	$13,276	$6,478	$63,998
Fair value	7,384	35,699	13,300	6,354	62,737
Average yield(a)	0.35%	4.56%	5.97%	6.52%	4.56%
Obligations of U.S. states and municipalities
Amortized cost	$11	$72	$1,244	$22,952	$24,279
Fair value	11	70	1,243	22,699	24,023	(d)
Average yield(a)	5.58%	3.82%	4.27%	5.60%	5.53%
Non-U.S. government debt securities
Amortized cost	$13,373	$3,423	$3,352	$2,440	$22,588
Fair value	13,360	3,321	2,929	2,430	22,040
Average yield(a)	4.78%	2.97%	1.23%	3.61%	3.86%
Corporate debt securities
Amortized cost	$199	$227	$14	$—	$440
Fair value	151	224	13	—	388
Average yield(a)	15.97%	11.75%	4.10%	—%	13.42%
Asset-backed securities
Amortized cost	$—	$1,313	$3,875	$3,642	$8,830
Fair value	—	1,291	3,836	3,579	8,706	(d)
Average yield(a)	—%	3.46%	5.98%	6.06%	5.64%
Total available-for-sale securities
Amortized cost(b)	$21,069	$45,430	$26,838	$117,434	$210,771
Fair value	20,920	44,093	26,378	111,871	203,262	(d)
Average yield(a)	3.32%	4.44%	5.30%	4.78%	4.63%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$99	$3,835	$10,482	$117,142	$131,558
Fair value	97	3,555	9,212	103,549	116,413
Average yield(a)	6.21%	2.75%	2.53%	2.99%	2.95%
U.S. Treasury and government agencies
Amortized cost	$60,878	$92,403	$49,374	$—	$202,655
Fair value	59,517	85,053	41,260	—	185,830
Average yield(a)	0.46%	0.93%	1.27%	—%	0.87%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$640	$11,015	$11,655
Fair value	—	—	608	10,295	10,903
Average yield(a)	—%	—%	4.39%	4.04%	4.06%
Asset-backed securities
Amortized cost	$—	$74	$21,388	$41,685	$63,147
Fair value	—	74	21,139	40,941	62,154
Average yield(a)	—%	6.15%	5.87%	6.00%	5.96%
Total held-to-maturity securities
Amortized cost(b)	$60,977	$96,312	$81,884	$169,842	$409,015
Fair value	59,614	88,682	72,219	154,785	375,300
Average yield(a)	0.47%	1.00%	2.66%	3.80%	2.42%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $(30) million and the portfolio layer fair value hedge basis adjustments of $(865) million at June 30, 2023. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $(74) million at June 30, 2023.
(c)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately eight years for agency residential MBS, seven years for agency residential collateralized mortgage obligations, and six years for nonagency residential collateralized mortgage obligations.
(d)Includes AFS securities associated with the First Republic acquisition, primarily impacting due after 10 years. Refer to Note 28 for additional information.

Note 11 – Securities financing activities
Refer to Note 11 of JPMorgan Chase’s 2022 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities financing agreements for which the fair value option has been elected. Refer to Note 25 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2023 and December 31, 2022. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	June 30, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$561,426	$(235,867)	$325,559	$(319,986)	$5,573
Securities borrowed	205,579	(42,016)	163,563	(119,543)	44,020
Liabilities
Securities sold under repurchase agreements	$496,866	$(235,867)	$260,999	$(226,664)	$34,335
Securities loaned and other(a)	50,551	(42,016)	8,535	(8,457)	78

	December 31, 2022
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$597,912	$(282,411)	$315,501	$(304,120)	$11,381
Securities borrowed	228,279	(42,910)	185,369	(131,578)	53,791
Liabilities
Securities sold under repurchase agreements	$480,793	$(282,411)	$198,382	$(167,427)	$30,955
Securities loaned and other(a)	52,443	(42,910)	9,533	(9,527)	6
(a)Includes securities-for-securities lending agreements of $5.0 billion and $7.0 billion at June 30, 2023 and December 31, 2022, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2023 and December 31, 2022, included $4.5 billion and $6.0 billion, respectively, of securities purchased under resale agreements; $39.6 billion and $49.0 billion, respectively, of securities borrowed; $33.3 billion and $29.1 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material at both June 30, 2023 and December 31, 2022.

The tables below present as of June 30, 2023, and December 31, 2022 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2023		December 31, 2022
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$72,006	$—	$58,050	$—
Residential - nonagency	2,333	—	2,414	—
Commercial - nonagency	2,178	—	2,007	—
U.S. Treasury, GSEs and government agencies	223,411	987	191,254	1,464
Obligations of U.S. states and municipalities	2,038	—	1,735	5
Non-U.S. government debt	127,427	1,509	155,156	1,259
Corporate debt securities	36,575	1,882	37,121	461
Asset-backed securities	3,816	—	2,981	—
Equity securities	27,082	46,173	30,075	49,254
Total	$496,866	$50,551	$480,793	$52,443

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2023 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$268,240	$120,621	$30,120	$77,885	$496,866
Total securities loaned and other	49,166	243	2	1,140	50,551

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2022 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$205,235	$170,696	$37,120	$67,742	$480,793
Total securities loaned and other	50,138	1,285	3	1,017	52,443
Transfers not qualifying for sale accounting
At both June 30, 2023, and December 31, 2022, the Firm held $692 million of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
Loan portfolio
The Firm’s loan portfolio, including loans of $149.8 billion associated with the First Republic acquisition, is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Consumer, excluding credit card; Credit card; and Wholesale. Within each portfolio segment the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class.

Consumer, excluding credit card	Credit card	Wholesale(c)(d)
• Residential real estate(a) • Auto and other(b)	• Credit card loans	• Secured by real estate • Commercial and industrial • Other(e)
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in CIB.
(b)Includes scored auto, business banking loans and overdrafts in BWM and other consumer unsecured loans in CIB.
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
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2023	Consumer, excluding credit card		Credit card	Wholesale		Total(b)(c)
(in millions)
Retained	$396,195	(a)	$191,348	$668,145	(a)	$1,255,688
Held-for-sale	549		—	5,043		5,592
At fair value	11,460	(a)	—	27,329		38,789
Total	$408,204		$191,348	$700,517		$1,300,069

December 31, 2022	Consumer, excluding credit card		Credit card	Wholesale		Total(b)(c)
(in millions)
Retained	$300,753		$185,175	$603,670		$1,089,598
Held-for-sale	618		—	3,352		3,970
At fair value	10,004		—	32,075		42,079
Total	$311,375		$185,175	$639,097		$1,135,647
(a)Includes loans associated with the First Republic acquisition consisting of $91.9 billion of retained loans and $1.9 billion loans at fair value in consumer, excluding credit card and $56.0 billion of retained loans in wholesale.
(b)Excludes $6.0 billion and $5.2 billion of accrued interest receivables as of June 30, 2023 and December 31, 2022, respectively. Accrued interest receivables written off was not material for the three and six months ended June 30, 2023 and 2022.
(c)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2023, and December 31, 2022.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2023						2022
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$92,002	(b)(c)(d)	$—	$58,398	(b)	$150,400	$973	(c)(d)	$—	$228	$1,201
Sales	438		—	9,709		10,147	82		—	12,005	12,087
Retained loans reclassified to held-for-sale(a)	81		—	771		852	66		—	415	481

	2023						2022
Six months ended June 30, 2022 (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$92,081	(b)(c)(d)	$—	$58,561	(b)	$150,642	$1,092	(c)(d)	$—	$394	$1,486
Sales	438		—	18,880		19,318	129		—	21,712	21,841
Retained loans reclassified to held-for-sale(a)	124		—	1,085		1,209	142		—	688	830
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes loans acquired in the First Republic acquisition consisting of $91.9 billion in Consumer, excluding credit card and $58.4 billion in Wholesale.
(c)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and six months ended June 30, 2023 and 2022. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(d)Excludes purchases of retained loans of $1.6 billion and $6.0 billion for the three months ended June 30, 2023 and 2022, and $2.3 billion and $9.2 billion for the six months ended June 30, 2023 and 2022, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.

Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and six months ended June 30, 2023, was $14 million and $37 million, respectively, of which $16 million and $43 million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and six months ended June 30, 2022, was $(352) million and $(314) million, respectively, of which $(67) million and $(32) million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2023		December 31, 2022
Residential real estate	$328,010	(a)	$237,561
Auto and other	68,185		63,192
Total retained loans	$396,195		$300,753
(a)Included $91.9 billion of loans associated with the First Republic acquisition.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs for the six months ended June 30, 2023.

(in millions, except ratios)	June 30, 2023
	Term loans by origination year(f)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current(c)	$13,596	$65,317	$86,325	$57,052	$22,211	$65,271	$7,584	$8,877	$326,233
30–149 days past due	3	19	44	29	41	710	39	216	1,101
150 or more days past due	—	6	2	6	10	473	3	176	676
Total retained loans	$13,599	$65,342	$86,371	$57,087	$22,262	$66,454	$7,626	$9,269	$328,010
% of 30+ days past due to total retained loans(d)(e)	0.02%	0.04%	0.05%	0.06%	0.23%	1.75%	0.55%	4.23%	0.54%
Gross charge-offs	$—	$—	$—	$—	$—	$52	$14	$4	$70

(in millions, except ratios)	December 31, 2022
	Term loans by origination year(f)						Revolving loans		Total
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$39,934	$66,072	$43,315	$15,397	$6,339	$49,632	$5,589	$9,685	$235,963
30–149 days past due	29	11	14	20	20	597	15	208	914
150 or more days past due	1	1	6	10	7	480	4	175	684
Total retained loans	$39,964	$66,084	$43,335	$15,427	$6,366	$50,709	$5,608	$10,068	$237,561
% of 30+ days past due to total retained loans(d)	0.08%	0.02%	0.05%	0.19%	0.42%	2.07%	0.34%	3.80%	0.66%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at June 30, 2023 and December 31, 2022
(b)At June 30, 2023 and December 31, 2022, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)Included $5.6 billion, $26.2 billion, $22.0 billion, $15.0 billion, $7.5 billion, and $12.9 billion of term loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $2.5 billion of revolving loans within the revolving period associated with the First Republic acquisition.
(d)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at June 30, 2023 and December 31, 2022. These amounts have been excluded based upon the government guarantee.
(e)Included $158 million of 30+ days past due loans associated with the First Republic acquisition.
(f)Purchased loans are included in the year in which they were originated.

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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2023		December 31, 2022
Nonaccrual loans(a)(b)(c)(d)(e)	$3,641		$3,745

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$68		$2
Less than 660	5		—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	569		174
Less than 660	11		6
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	17,260	(l)	12,034
Less than 660	254		184
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	298,791	(l)	215,096
Less than 660	9,526	(l)	8,659
No FICO/LTV available	1,526		1,406	(k)
Total retained loans	$328,010	(m)	$237,561

Weighted average LTV ratio(f)(i)	51%		51%
Weighted average FICO(g)(i)	771		769

Geographic region(j)(k)
California	$128,038	(n)	$73,112
New York	49,413	(n)	34,471
Florida	22,518	(n)	18,870
Texas	15,448		14,968
Massachusetts	14,351	(n)	6,380
Illinois	11,052		11,296
Colorado	10,765		9,968
Washington	9,778		9,060
New Jersey	8,106		7,108
Connecticut	7,142		5,432
All other	51,399		46,896
Total retained loans	$328,010	(m)	$237,561
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At June 30, 2023, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at June 30, 2023 and December 31, 2022.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $44 million and $45 million and $89 million and $90 million for the three and six months ended June 30, 2023 and 2022, respectively.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2023.
(k)Prior-period amounts have been revised to conform with the current presentation.
(l)Included $4.3 billion in equal to or greater than 660 FICO scores within 80% to 100% LTV ratio, and $85.3 billion and $1.2 billion in equal to or greater than 660 and less than 660 FICO scores, respectively, within less than 80% LTV ratio associated with the First Republic acquisition.
(m)Included $91.9 billion of loans associated with the First Republic acquisition.
(n)Included $55.5 billion, $15.2 billion, $3.6 billion and $8.0 billion in California, New York, Florida and Massachusetts, respectively, associated with the First Republic acquisition.

Loan modifications
The Firm grants certain modifications of residential real estate loans to borrowers experiencing financial difficulty, which effective January 1, 2023, are reported as FDMs. The Firm's proprietary modification programs as well as government programs, including U.S. GSE programs, that generally provide various modifications to borrowers experiencing financial difficulty including, but not limited to, interest rate reductions, term extensions, other-than-insignificant payment delay and principal forgiveness that would otherwise have been required under the terms of the original agreement, are considered FDMs.
For the three and six months ended June 30, 2023, residential real estate FDMs were $35 million and $75 million, respectively. The financial effects of the FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 15 years and 18 years, and reducing the weighted-average contractual interest rate from 6.90% to 4.21% and 6.75% to 4.01% for the three and six months ended June 30, 2023, respectively. There were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs. In addition to FDMs, the Firm also had $33 million and $48 million of loans subject to a trial modification, and $3 million and $5 million of Chapter 7 loans for the three and six months ended June 30, 2023, respectively. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications and Chapter 7 loans were considered TDRs, but not FDMs.
For periods ending prior to January 1, 2023, modifications of residential real estate loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. For the three and six months ended June 30, 2022, new TDRs were $115 million and $233 million, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on TDRs.

Nature and extent of modifications
The following table provides information about how residential real estate loans were modified in TDRs during the period presented.

	Three months ended June 30,	Six months ended June 30,
	2022	2022
Number of loans approved for a trial modification	1,165	2,691
Number of loans permanently modified	1,289	2,831
Concession granted:(a)
Interest rate reduction	45%	56%
Term or payment extension	54	67
Principal and/or interest deferred	10	12
Principal forgiveness	1	1
Other(b)	46	36
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

(in millions, except weighted-average data)	Three months ended June 30,	Six months ended June 30,
	2022	2022
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.76%	4.55%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.36	3.31
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	39
Charge-offs recognized upon permanent modification	$1	$1
Principal deferred	4	11
Principal forgiven	—	1
Balance of loans that redefaulted within one year of permanent modification(a)	$27	$70
(a)Represents loans permanently modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amount presented represents the balance of such loans at the end of the reporting period in which such loans defaulted.

Active and suspended foreclosure
At June 30, 2023 and December 31, 2022, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $566 million and $565 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs for the six months ended June 30, 2023.

	June 30, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$17,763	$18,062	$16,287	$8,801	$2,765	$1,041	$2,544	$113	$67,376
30–119 days past due	121	234	216	79	48	28	14	15	755
120 or more days past due	—	1	25	13	—	1	2	12	54
Total retained loans	$17,884	$18,297	$16,528	$8,893	$2,813	$1,070	$2,560	$140	$68,185
% of 30+ days past due to total retained loans(a)	0.68%	1.28%	1.26%	0.83%	1.71%	2.71%	0.63%	19.29%	1.11%
Gross charge-offs	$106	$168	$82	$28	$16	$30	$—	$1	$431

	December 31, 2022
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$22,187	$20,212	$11,401	$3,991	$1,467	$578	$2,342	$118	$62,296
30–119 days past due	263	308	100	68	33	17	12	10	811
120 or more days past due	—	53	24	—	—	1	2	5	85
Total retained loans	$22,450	$20,573	$11,525	$4,059	$1,500	$596	$2,356	$133	$63,192
% of 30+ days past due to total retained loans(a)	1.17%	1.15%	0.83%	1.68%	2.20%	3.02%	0.59%	11.28%	1.18%
(a)At June 30, 2023 and December 31, 2022, auto and other loans excluded $50 million and $153 million, respectively, of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	June 30, 2023	December 31, 2022
Nonaccrual loans(a)(b)(c)	$143	$129

Geographic region(d)
California	$10,353	$9,689
Texas	8,070	7,216
Florida	5,344	4,847
New York	4,634	4,345
Illinois	3,062	2,839
New Jersey	2,462	2,219
Pennsylvania	1,873	1,822
Georgia	1,858	1,708
Arizona	1,700	1,551
Ohio	1,672	1,603
All other	27,157	25,353
Total retained loans	$68,185	$63,192
(a)At June 30, 2023 and December 31, 2022, nonaccrual loans excluded $39 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, of which $38 million and $76 million, respectively, were no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at June 30, 2023 and December 31, 2022.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2023 and 2022.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2023.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty, which effective January 1, 2023, are reported as FDMs. For the three and six months ended June 30, 2023 and 2022, auto and other FDMs were not material and there were no additional commitments to lend to borrowers modified as FDMs.
For the three and six months ended June 30, 2022, auto and other TDRs were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs for the six months ended June 30, 2023.

(in millions, except ratios)	June 30, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$187,340	$755	$188,095
30–89 days past due and still accruing	1,580	68	1,648
90 or more days past due and still accruing	1,570	35	1,605
Total retained loans	$190,490	$858	$191,348
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.65%	12.00%	1.70%
% of 90+ days past due to total retained loans	0.82	4.08	0.84
Gross charge-offs	$2,357	$75	$2,432

(in millions, except ratios)	December 31, 2022
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$181,793	$696	$182,489
30–89 days past due and still accruing	1,356	64	1,420
90 or more days past due and still accruing	1,230	36	1,266
Total retained loans	$184,379	$796	$185,175
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.40%	12.56%	1.45%
% of 90+ days past due to total retained loans	0.67	4.52	0.68

Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2023	December 31, 2022
Geographic region(a)
California	$29,258	$28,154
Texas	19,992	19,171
New York	15,511	15,046
Florida	13,439	12,905
Illinois	10,457	10,089
New Jersey	7,902	7,643
Ohio	5,898	5,792
Colorado	5,840	5,493
Pennsylvania	5,549	5,517
Arizona	4,647	4,487
All other	72,855	70,878
Total retained loans	$191,348	$185,175
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	86.4%	86.8%
Less than 660	13.4	13.0
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2023.

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
The following tables provide information on credit card loan modifications considered FDMs.

Three months ended June 30, 2023 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modification
Loan modification
Term extension and interest rate reduction(a)(b)	$181	0.09%	Term extension with a reduction in the weighted average contractual interest rate from 23.27% to 3.57%
Total	$181

Six months ended June 30, 2023 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modification
Loan modification
Term extension and interest rate reduction(a)(b)	$326	0.17%	Term extension with a reduction in the weighted average contractual interest rate from 22.96% to 3.54%
Total	$326
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer on a fixed payment plan.
(b)The interest rates represent weighted average at enrollment.
For both the three and six months ended June 30, 2023, the Firm also had $26 million of loans subject to trial modifications. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications are not considered FDMs.
The following table provides information on the payment status of FDMs during the three and six months ended June 30, 2023.

(in millions)	Amortized cost basis
	Three months ended June 30,	Six months ended June 30,
	2023	2023
Current and less than 30 days past due and still accruing	$128	$264
30-89 days past due and still accruing	32	38
90 or more days past due and still accruing	21	24
Total	$181	$326
There were $6 million FDMs that re-defaulted during both the three and six months ended June 30, 2023 which were a combination of term extension and interest rate reduction.
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

(in millions, except weighted-average data)	Three months ended June 30,	Six months ended June 30,
	2022	2022
Balance of new TDRs(a)	$81	$163
Weighted-average interest rate of loans – before TDR	18.94%	18.47%
Weighted-average interest rate of loans – after TDR	4.62	4.75
Balance of loans that redefaulted within one year of modification(b)	$8	$17
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
Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs for the six months ended June 30, 2023.

	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
(in millions, except ratios)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Loans by risk ratings
Investment-grade	$120,652	$99,552	$74,505	$76,275	$256,821	$249,585	$451,978	$425,412
Noninvestment-grade:
Noncriticized	36,387	23,272	84,133	81,393	77,360	57,888	197,880	162,553
Criticized performing	4,314	3,662	9,980	8,974	1,400	1,106	15,694	13,742
Criticized nonaccrual	518	246	1,437	1,018	638	699	2,593	1,963
Total noninvestment-grade	41,219	27,180	95,550	91,385	79,398	59,693	216,167	178,258
Total retained loans(a)	$161,871	$126,732	$170,055	$167,660	$336,219	$309,278	$668,145	$603,670
% of investment-grade to total retained loans	74.54%	78.55%	43.81%	45.49%	76.39%	80.70%	67.65%	70.47%
% of total criticized to total retained loans	2.99	3.08	6.71	5.96	0.61	0.58	2.74	2.60
% of criticized nonaccrual to total retained loans	0.32	0.19	0.85	0.61	0.19	0.23	0.39	0.33
(a)As of June 30, 2023 included $33.9 billion of Secured by real estate loans, $3.9 billion of Commercial and industrial loans, and $18.2 billion of Other loans associated with the First Republic acquisition.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB). Refer to Note 14 of JPMorgan Chase’s 2022 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	June 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$6,381	$29,986	$26,336	$17,251	$16,256	$23,159	$1,283	$—	$120,652
Noninvestment-grade	2,606	11,527	8,058	4,225	4,270	9,251	1,280	2	41,219
Total retained loans(a)	$8,987	$41,513	$34,394	$21,476	$20,526	$32,410	$2,563	$2	$161,871
Gross charge-offs	$—	$25	$21	$—	$—	$47	$—	$—	$93

	Secured by real estate
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$24,134	$22,407	$14,773	$14,666	$5,277	$17,289	$1,006	$—	$99,552
Noninvestment-grade	6,072	5,602	3,032	3,498	2,395	5,659	920	2	27,180
Total retained loans	$30,206	$28,009	$17,805	$18,164	$7,672	$22,948	$1,926	$2	$126,732
(a) As of June 30, 2023 included $3.0 billion, $11.0 billion, $6.3 billion, $4.4 billion, $3.0 billion, and $5.4 billion of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $799 million of revolving loans within the revolving period associated with the First Republic acquisition.

	Commercial and industrial
(in millions)	June 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,777	$12,726	$6,324	$2,510	$1,314	$1,268	$39,585	$1	$74,505
Noninvestment-grade	10,510	19,667	11,130	2,827	1,828	1,445	48,051	92	95,550
Total retained loans(a)	$21,287	$32,393	$17,454	$5,337	$3,142	$2,713	$87,636	$93	$170,055
Gross charge-offs	$—	$6	$20	$1	$2	$6	$149	$4	$188

	Commercial and industrial
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,072	$8,338	$3,045	$1,995	$748	$989	$40,087	$1	$76,275
Noninvestment-grade	24,088	12,444	3,459	2,506	525	1,014	47,267	82	91,385
Total retained loans	$45,160	$20,782	$6,504	$4,501	$1,273	$2,003	$87,354	$83	$167,660
(a) As of June 30, 2023 included $231 million, $764 million, $444 million, $346 million, $92 million, and $270 million of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $1.7 billion of revolving loans within the revolving period associated with the First Republic acquisition.

	Other(a)
(in millions)	June 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$24,067	$21,496	$11,927	$10,970	$4,139	$7,700	$173,951	$2,571	$256,821
Noninvestment-grade	6,821	12,769	6,803	2,368	760	2,083	47,735	59	79,398
Total retained loans(b)	$30,888	$34,265	$18,730	$13,338	$4,899	$9,783	$221,686	$2,630	$336,219
Gross charge-offs	$—	$—	$5	$5	$—	$—	$3	$—	$13

	Other(a)
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$32,121	$15,864	$13,015	$4,529	$2,159	$7,251	$171,049	$3,597	$249,585
Noninvestment-grade	16,829	7,096	1,821	699	451	475	32,240	82	59,693
Total retained loans	$48,950	$22,960	$14,836	$5,228	$2,610	$7,726	$203,289	$3,679	$309,278
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB). Refer to Note 14 of JPMorgan Chase’s 2022 Form 10-K for more information on SPEs.
(b)As of June 30, 2023 included $128 million, $615 million, $708 million, $877 million, $168 million, and $1.3 billion of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, $14.3 billion of revolving loans within the revolving period, and $55 million converted to term loans associated with the First Republic acquisition.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023		Dec 31, 2022
Retained loans secured by real estate	$100,732	$79,139	$61,139	$47,593	$161,871	(a)	$126,732
Criticized	2,141	1,916	2,691	1,992	4,832		3,908
% of criticized to total retained loans secured by real estate	2.13%	2.42%	4.40%	4.19%	2.99%		3.08%
Criticized nonaccrual	$56	$51	$462	$195	$518		$246
% of criticized nonaccrual loans to total retained loans secured by real estate	0.06%	0.06%	0.76%	0.41%	0.32%		0.19%
(a) Included $21.0 billion and $13.0 billion of Multifamily and Other commercial loans associated with the First Republic acquisition.
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Loans by geographic distribution(a)(b)
Total U.S.	$158,936	$123,740	$129,316	$125,324	$257,319	$230,525	$545,571	$479,589
Total non-U.S.	2,935	2,992	40,739	42,336	78,900	78,753	122,574	124,081
Total retained loans	$161,871	$126,732	$170,055	$167,660	$336,219	$309,278	$668,145	$603,670
Loan delinquency
Current and less than 30 days past due and still accruing	$161,138	$126,083	$167,082	$165,415	$334,237	$307,511	$662,457	$599,009
30–89 days past due and still accruing	215	402	1,317	1,127	1,232	1,015	2,764	2,544
90 or more days past due and still accruing(c)	—	1	219	100	112	53	331	154
Criticized nonaccrual	518	246	1,437	1,018	638	699	2,593	1,963
Total retained loans	$161,871	$126,732	$170,055	$167,660	$336,219	$309,278	$668,145	$603,670
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Borrowers associated with the First Republic acquisition are predominantly domiciled in the U.S.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Nonaccrual loans
With an allowance	$281	$172	$1,035	$686	$340	$487	$1,656	$1,345
Without an allowance(a)	237	74	402	332	298	212	937	618
Total nonaccrual loans(b)	$518	$246	$1,437	$1,018	$638	$699	$2,593	$1,963
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2023 and 2022.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which effective January 1, 2023, are reported as FDMs. The following tables provide information about Commercial and industrial and Other loan modifications considered FDMs.

(in millions)	Commercial and industrial
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification
Loan modification
Single modifications
Term extension	$306	0.18%	Extended loans by a weighted-average of 8 months	$423	0.25%	Extended loans by a weighted-average of 10 months
Other-than-insignificant payment delay	5	—%	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	5	—%	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Interest Rate Reduction and Term Extension	$1	—%	Reduced weighted-average contractual interest by -191 bps and extended loans by a weighted-average of 17 months	$1	—%	Reduced weighted-average contractual interest by -191 bps and extended loans by a weighted-average of 17 months
Term extension and principal forgiveness	—	—%		40	0.02%	Extended loans by a weighted-average of 64 months and reduced amortized cost basis of the loans by $23mm
Total	$312			$469

(in millions)	Other
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification
Loan modification
Single modifications
Interest rate reduction	$11	—%	Reduced weighted-average contractual interest by 654 bps	$11	—%	Reduced weighted-average contractual interest by 654 bps
Term extension	38	0.01%	Extended loans by a weighted-average of 3 months	54	0.02%	Extended loans by a weighted-average of 6 months
Multiple modifications
Payment Delay and Term Extension	$235	0.07%	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months	$235	0.07%	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months
Total	$284			$300
The following tables provide information on the payment status of Commercial and industrial and Other FDMs during the three and six months ended June 30, 2023.

	Amortized cost basis
	Commercial and industrial		Other
(in millions)	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2023	Six months ended June 30, 2023
Current and less than 30 days past due and still accruing	$242	$331	$—	$—
30-89 days past due and still accruing	—	—	—	—
90 or more days past due and still accruing	3	3	—	—
Criticized nonaccrual	67	135	284	300
Total	$312	$469	$284	$300

The following table provides information on Commercial and industrial FDMs that re-defaulted during the three and six months ended June 30, 2023. There were no Other FDM re-defaults during the three and six months ended June 30, 2023.

(in millions)	Amortized cost basis
	Three months ended June 30, 2023	Six months ended June 30, 2023
Loan modification
Term extension	3	7
Total(a)	3	7
(a)Represents FDMs that were 30 days or more past due
Additional commitments to lend to borrowers experiencing financial difficulty whose Commercial and industrial loans have been modified as FDMs were $438 million and $1.3 billion for the three and six months ended June 30, 2023.
There were no additional commitments to lend to borrowers experiencing financial difficulties whose Other loans have been modified as FDMs for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2023, Secured by real estate FDMs were $77 million and $85 million respectively. The financial effects of FDMs were largely term extensions which extended the loans by a weighted-average of nine months. There were no re-defaults during the three months ended June 30, 2023 and $1 million in modified term extensions that re-defaulted during the six months ended June 30, 2023. There were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs for the three and six months ended June 30, 2023.
Prior to January 1, 2023, certain loan modifications were considered TDRs.
For the three and six months ended June 30, 2022, new TDRs were $60 million and $479 million, respectively. New TDRs for the three and six months ended June 30, 2022 reflected extended maturity dates and covenant waivers primarily in the Commercial and Industrial loan class. For the three and six months ended June 30, 2022, the impact of these modifications were not material to the Firm.
As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs is greater than those previously considered TDRs.

Note 13 – Allowance for credit losses
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

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K and Note 10 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2023				2022
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,040	$11,200	$6,486	$19,726	$1,765	$10,250	$4,371	$16,386
Cumulative effect of a change in accounting principle(a)	(489)	(100)	2	(587)	NA	NA	NA	NA
Gross charge-offs	501	2,432	294	3,227	384	1,505	123	2,012
Gross recoveries collected	(247)	(386)	(46)	(679)	(311)	(419)	(43)	(773)
Net charge-offs/(recoveries)	254	2,046	248	2,548	73	1,086	80	1,239
Provision for loan losses	751	2,546	2,067	5,364	237	1,236	1,125	2,598
Other	—	—	25	25	—	—	5	5
Ending balance at June 30,	$2,048	$11,600	$8,332	$21,980	$1,929	$10,400	$5,421	$17,750
Allowance for lending-related commitments
Beginning balance at January 1,	$76	$—	$2,306	$2,382	$113	$—	$2,148	$2,261
Provision for lending-related commitments	52	—	(253)	(201)	(2)	—	(37)	(39)
Other	1	—	4	5	(1)	—	1	—
Ending balance at June 30,	$129	$—	$2,057	$2,186	$110	$—	$2,112	$2,222
Total allowance for investment securities				104	NA	NA	NA	47
Total allowance for credit losses(b)(c)	$2,177	$11,600	$10,389	$24,270	$2,039	$10,400	$7,533	$20,019
Allowance for loan losses by impairment methodology
Asset-specific(d)	$(971)	$—	$478	$(493)	$(676)	$227	$332	$(117)
Portfolio-based	3,019	11,600	7,854	22,473	2,605	10,173	5,089	17,867
Total allowance for loan losses	$2,048	$11,600	$8,332	$21,980	$1,929	$10,400	$5,421	$17,750

Loans by impairment methodology
Asset-specific(d)	$3,439	$—	$2,587	$6,026	$12,683	$827	$2,408	$15,918
Portfolio-based	392,756	191,348	665,558	1,249,662	289,948	164,667	581,857	1,036,472
Total retained loans	$396,195	$191,348	$668,145	$1,255,688	$302,631	$165,494	$584,265	$1,052,390
Collateral-dependent loans
Net charge-offs	$5	$—	$77	$82	$(15)	$—	$8	$(7)
Loans measured at fair value of collateral less cost to sell	3,388	—	762	4,150	3,935	—	607	4,542
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$65	$65	$—	$—	$78	$78
Portfolio-based	129	—	1,992	2,121	110	—	2,034	2,144
Total allowance for lending-related commitments(e)	$129	$—	$2,057	$2,186	$110	$—	$2,112	$2,222
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$332	$332	$—	$—	$397	$397
Portfolio-based(f)	32,428	—	521,408	553,836	26,809	—	458,038	484,847
Total lending-related commitments	$32,428	$—	$521,740	$554,168	$26,809	$—	$458,435	$485,244
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance.
(b)At June 30, 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $18 million associated with certain accounts receivable in CIB.
(c)As of June 30, 2023 included $1.2 billion allowance for credit losses associated with the First Republic acquisition.
(d)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans for all periods presented. Prior periods also include non collateral-dependent TDRs or reasonably expected TDRs and modified PCD loans.
(e)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(f)At June 30, 2023 and 2022, lending-related commitments excluded $18.4 billion and $13.7 billion, respectively, for the consumer, excluding credit card portfolio segment; $881.5 billion and $774.0 billion, respectively, for the credit card portfolio segment; and $19.3 billion and $29.1 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments. Prior period amount for wholesale lending-related commitments, including the amount not subject to allowance, has been revised to conform with the current presentation.

Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2023 was $24.3 billion, reflecting a net addition of $2.7 billion from December 31, 2022.
The net addition to the allowance for credit losses included $1.5 billion, consisting of:
•$819 million in wholesale, predominantly driven by net downgrade activity, updates to certain assumptions related to office real estate in CB in the second quarter of 2023, and the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, and
•$649 million in consumer, predominantly driven by Card Services, reflecting loan growth, the net effect of changes in the Firm's macroeconomic outlook, including the impact from the weighted average U.S. unemployment rate peaking in the third quarter of 2024, and the additional weight placed on the adverse scenarios in the first quarter of 2023, partially offset by reduced borrower uncertainty.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The Firm has maintained the additional weight placed on the relative adverse scenario in the first quarter of 2023, reflecting an increased probability of a moderate recession due to tightening financial conditions.
The allowance for credit losses also reflected a reduction of $587 million as a result of the adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 for further information.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.8% in the third quarter of 2024, and a 1.5% lower U.S. real GDP exiting the fourth quarter of 2024.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2023
	4Q23	2Q24	4Q24
U.S. unemployment rate(a)	4.2%	4.9%	5.0%
YoY growth in U.S. real GDP(b)	0.5%	—%	1.0%

	Assumptions at December 31, 2022
	2Q23	4Q23	2Q24
U.S. unemployment rate(a)	3.8%	4.3%	5.0%
YoY growth in U.S. real GDP(b)	1.5%	0.4%	—%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase’s 2022 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 65-69, Wholesale Credit Portfolio on pages 70-79 and Note 12 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 91-93 for further information on the allowance for credit losses and related management judgments.

Note 14 – Variable interest entities
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	165
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	165-167
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	165-167
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	167
	Municipal bond vehicles	Financing of municipal bond investments	167
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 168-169 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$56,604	$715	$38,439	$681	$2,060	$23	$2,764
Subprime	9,300	—	1,353	4		—	4
Commercial and other(b)	162,779	—	127,826	893	5,443	668	7,004
Total	$228,683	$715	$167,618	$1,578	$7,503	$691	$9,772

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2022 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,362	$754	$37,058	$744	$1,918	$—	$2,662
Subprime	9,709	—	1,743	10	—	—	10
Commercial and other(b)	164,915	—	127,037	888	5,373	670	6,931
Total	$229,986	$754	$165,838	$1,642	$7,291	$670	$9,603
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $104 million and $134 million at June 30, 2023 and December 31, 2022, respectively, and subordinated securities which were $92 million and $34 million at June 30, 2023 and December 31, 2022, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of both June 30, 2023 and December 31, 2022, 84% of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.7 billion and $2.6 billion of investment-grade retained interests at June 30, 2023 and December 31, 2022, respectively, and noninvestment-grade retained interests were not material at both June 30, 2023 and December 31, 2022. The retained interests in commercial and other securitization trusts consisted of $5.9 billion and $5.8 billion of investment-grade retained interests at June 30, 2023 and December 31, 2022 respectively, and $1.1 billion of noninvestment-grade retained interests at both June 30, 2023 and December 31, 2022, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Transfers of securities to VIEs
U.S. GSEs and government agencies	$6,261	$7,373	$9,667	$13,449
The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2023 and 2022, respectively and retained interests in any such Firm-sponsored VIEs as of June 30, 2023 and December 31, 2022 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2023	December 31, 2022
U.S. GSEs and government agencies
Interest in VIEs	$3,412	$2,580
As of June 30, 2023, and December 31, 2022, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.4 billion and $13.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2023, and December 31, 2022, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $11.3 billion and $10.6 billion at June 30, 2023, and December 31, 2022, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 24 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2023 and December 31, 2022.

	Assets					Liabilities
June 30, 2023 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,168		$82	$9,250	$999	$2	$1,001
Firm-administered multi-seller conduits	1	28,598		169	28,768	16,383	31	16,414
Municipal bond vehicles	2,313	—		21	2,334	2,133	10	2,143
Mortgage securitization entities(a)	—	733		10	743	132	60	192
Other	54	626	(b)	250	930	—	144	144
Total	$2,368	$39,125		$532	$42,025	$19,647	$247	$19,894

	Assets					Liabilities
December 31, 2022 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,699		$100	$9,799	$1,999	$2	$2,001
Firm-administered multi-seller conduits	—	22,819		170	22,989	9,236	39	9,275
Municipal bond vehicles	2,089	—		7	2,096	1,232	10	1,242
Mortgage securitization entities(a)	—	781		10	791	143	67	210
Other	62	1,112	(b)	263	1,437	—	161	161
Total	$2,151	$34,411		$550	$37,112	$12,610	$279	$12,889
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $1.1 billion and $2.1 billion at June 30, 2023, and December 31, 2022, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $32.4 billion and $30.2 billion at June 30, 2023, and December 31, 2022, of which $12.6 billion and $10.6 billion was unfunded at June 30, 2023, and December 31, 2022, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2022 Form 10-K for further information on affordable housing tax credits and Note 24 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at June 30, 2023 and December 31, 2022 was $5.9 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at both June 30, 2023 and December 31, 2022 was $8.2 billion.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2023 and 2022, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$2,216	$376	$3,028	$3,950	$3,289	$376	$9,523	$7,058
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$2,123	$380	$2,754	$3,869	$3,153	$380	$9,129	$6,975
Servicing fees collected	6	1	20	—	12	1	44	—
Cash flows received on interests	86	91	127	54	160	178	282	125
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
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 24 of this Form 10-Q for additional information about the Firm’s loan sales- and securitization-related indemnifications and Note 15 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Carrying value of loans sold	$6,323	$10,721	$9,021	$34,389
Proceeds received from loan sales as cash	33	4	40	13
Proceeds from loan sales as securities(a)(b)	6,220	10,551	8,882	33,809
Total proceeds received from loan sales(c)	$6,253	$10,555	$8,922	$33,822
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 24, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. Refer to Note 12 for additional information.
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2023 and December 31, 2022. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	June 30, 2023	December 31, 2022
Loans repurchased or option to repurchase(a)	$752	$839
Real estate owned	9	10
Foreclosed government-guaranteed residential mortgage loans(b)	23	27
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2023, and December 31, 2022.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	2023	2022	2023	2022
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$38,439	$37,058	$482	$511	$3	$(21)	$10	$(27)
Subprime	1,353	1,743	141	212	2	(3)	4	(3)
Commercial and other	127,826	127,037	1,231	948	—	5	19	11
Total loans securitized	$167,618	$165,838	$1,854	$1,671	$5	$(19)	$33	$(19)

Note 15 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	June 30, 2023	December 31, 2022
Consumer & Community Banking	$32,116	$32,121
Corporate & Investment Bank	8,253	8,008
Commercial Banking	2,985	2,985
Asset & Wealth Management	8,344	7,902
Corporate	682	646
Total goodwill	$52,380	$51,662
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$52,144	$50,298	$51,662	$50,315
Changes during the period from:
Business combinations(a)	236	470	687	470
Other(b)	—	(71)	31	(88)
Balance at June 30,	$52,380	$50,697	$52,380	$50,697
(a)For the three and six months ended June 30, 2023, represents estimated goodwill associated with the acquisition of Aumni Inc. in CIB in the second quarter, and the acquisition of the remaining 51% interest in CIFM in AWM in the first quarter. For the three and six months ended June 30, 2022, represents estimated goodwill associated with the acquisitions of Frosch Travel Group, LLC in CCB and Volkswagen Payments S.A. in CIB.
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
As of June 30, 2023, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of June 30, 2023, or December 31, 2022, nor was goodwill written off due to impairment during the six months ended June 30, 2023 or 2022.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2023 and 2022.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2023	2022	2023	2022
Fair value at beginning of period	$7,755	$7,294	$7,973	$5,494
MSR activity:
Originations of MSRs	78	181	110	596
Purchase of MSRs(a)	468	160	467	875
Disposition of MSRs(b)	(92)	(614)	(90)	(671)
Net additions/(dispositions)	454	(273)	487	800
Changes due to collection/realization of expected cash flows	(255)	(236)	(495)	(468)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	283	653	261	1,547
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	2	—	2	—
Discount rates	—	—	—	—
Prepayment model changes and other(d)	(10)	1	1	66
Total changes in valuation due to other inputs and assumptions	(8)	1	3	66
Total changes in valuation due to inputs and assumptions	275	654	264	1,613
Fair value at June 30,	$8,229	$7,439	$8,229	$7,439
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30,	$275	$654	$264	$1,613
Contractual service fees, late fees and other ancillary fees included in income	388	395	776	765
Third-party mortgage loans serviced at June 30, (in billions)	605	576	605	576
Servicer advances, net of an allowance for uncollectible amounts, at June 30(e)	595	1,166	595	1,166
(a)Includes purchase price adjustments associated with MSRs purchased in the prior quarter, primarily as a result of loans that prepaid within 90 days of settlement, allowing the Firm to recover the purchase price.
(b)Includes excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired the remaining balance of those SMBS as trading securities.
(c)Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.
(d)Represents changes in prepayments other than those attributable to changes in market interest rates.
(e)Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
CCB mortgage fees and related income
Production revenue	$102	$150	$177	$361

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	402	435	802	803
Changes in MSR asset fair value due to collection/realization of expected cash flows	(255)	(236)	(495)	(468)
Total operating revenue	147	199	307	335
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	283	653	261	1,547
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(8)	1	3	66
Changes in derivative fair value and other	(250)	(626)	(251)	(1,476)
Total risk management	25	28	13	137
Total net mortgage servicing revenue	172	227	320	472
Total CCB mortgage fees and related income	274	377	497	833
All other	4	1	2	5
Mortgage fees and related income	$278	$378	$499	$838
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2023, and December 31, 2022, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2023	Dec 31, 2022
Weighted-average prepayment speed assumption (constant prepayment rate)	6.27%	6.12%
Impact on fair value of 10% adverse change	$(186)	$(183)
Impact on fair value of 20% adverse change	(361)	(356)
Weighted-average option adjusted spread(a)	5.77%	5.77%
Impact on fair value of a 100 basis point adverse change	$(348)	$(341)
Impact on fair value of a 200 basis point adverse change	(668)	(655)
(a)Includes the impact of operational risk and regulatory capital.

Note 16 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2022 Form 10-K for further information on deposits.
As of June 30, 2023 and December 31, 2022, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2023	December 31, 2022
U.S. offices
Noninterest-bearing (included $47,870 and $26,363 at fair value)(a)	$656,778	$644,902
Interest-bearing (included $572 and $586 at fair value)(a)	1,311,893	1,276,346
Total deposits in U.S. offices	1,968,671	1,921,248
Non-U.S. offices
Noninterest-bearing (included $1,331 and $1,398 at fair value)(a)	24,268	27,005
Interest-bearing (included $1,795 and $273 at fair value)(a)	406,023	391,926
Total deposits in non-U.S. offices	430,291	418,931
Total deposits	$2,398,962	$2,340,179
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.

As of June 30, 2023 and December 31, 2022, time deposits in denominations that met or exceeded the insured limit were as follows.

(in millions)	June 30, 2023	December 31, 2022
U.S. offices	$98,725	$64,622
Non-U.S. offices(a)	85,937	77,907
Total	$184,662	$142,529
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of June 30, 2023, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending June 30 were as follows.

June 30, (in millions)
	U.S.	Non-U.S.	Total
2024	145,737	83,015	228,752
2025	1,213	194	1,407
2026	309	71	380
2027	160	25	185
2028	95	1,087	1,182
After 5 years	533	214	747
Total	$148,047	$84,606	$232,653
Note 17 – Leases
Refer to Note 18 of JPMorgan Chase’s 2022 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2023, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	June 30, 2023		December 31, 2022
Right-of-use assets	$8,399	(a)	$7,782
Lease liabilities	8,756	(a)	8,183
(a)Includes $756 million of right-of-use assets and corresponding lease liabilities, associated with the First Republic acquisition.
The Firm’s net rental expense was $448 million and $484 million for the three months ended June 30, 2023 and 2022 and $935 million and $976 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease income	$716	$945	$1,471	$1,993
Depreciation expense	457	668	876	1,379

Note 18 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value; changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of June 30, 2023.

By remaining maturity (in millions, except rates)		June 30, 2023					December 31, 2022
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$6,709	$84,418	$96,845	$187,972		$194,515
	Variable rate	367	7,226	2,200	9,793		11,565
	Interest rates(f)	2.29%	2.82%	3.53%	3.15%		3.06%
Subordinated debt:	Fixed rate	$—	$8,815	$8,877	$17,692		$19,693
	Variable rate	—	—	—	—		—
	Interest rates(f)	—%	4.54%	4.69%	4.62%		4.50%
	Subtotal	$7,076	$100,459	$107,922	$215,457		$225,773
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$7,443	$17,609	$42	$25,094	(g)	$93
	Variable rate	7,000	4,000	—	11,000		11,000
	Interest rates(f)	4.64%	4.29%	6.07%	4.43%		4.32%
Purchase Money Note(a):	Fixed rate	$—	$48,883	$—	$48,883		NA
	Interest rates(f)	—%	3.40%	—%	3.40%		NA
Senior debt:	Fixed rate	$3,000	$7,333	$6,395	$16,728		$15,383
	Variable rate	17,426	21,968	5,451	44,845		41,506
	Interest rates(f)	3.95%	4.98%	1.52%	1.88%		2.02%
Subordinated debt:	Fixed rate	$—	$258	$—	$258		$262
	Variable rate	—	—	—	—		—
	Interest rates(f)	—%	8.25%	—%	8.25%		8.25%
	Subtotal	$34,869	$100,051	$11,888	$146,808		$68,244
Junior subordinated debt:	Fixed rate	$—	$—	$540	$540		$550
	Variable rate	—	357	916	1,273		1,298
	Interest rates(f)	—%	5.86%	7.17%	6.91%		6.33%
	Subtotal	$—	$357	$1,456	$1,813		$1,848
Total long-term debt(b)(c)(d)		$41,945	$200,867	$121,266	$364,078	(h)(i)	$295,865
Long-term beneficial interests:
	Fixed rate	$—	$999	$—	$999		$1,999
	Variable rate	—	—	132	132		143
	Interest rates(f)	—%	3.97%	3.59%	3.93%		2.81%
Total long-term beneficial interests(e)		$—	$999	$132	$1,131		$2,142
(a)As of June 30, 2023, reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(b)Included long-term debt of $87.7 billion and $13.8 billion secured by assets totaling $221.2 billion and $208.3 billion at June 30, 2023 and December 31, 2022, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $78.6 billion and $72.3 billion of long-term debt accounted for at fair value at June 30, 2023 and December 31, 2022, respectively.
(d)Included $11.2 billion and $10.3 billion of outstanding zero-coupon notes at June 30, 2023 and December 31, 2022, respectively. The aggregate principal amount of these notes at their respective maturities is $45.7 billion and $45.3 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included amounts accounted for at fair value which were not material at June 30, 2023 and December 31, 2022. Excluded short-term commercial paper and other short-term beneficial interests of $18.5 billion and $10.5 billion at June 30, 2023 and December 31, 2022, respectively.
(f)The interest rates shown are the weighted average of contractual rates in effect at June 30, 2023 and December 31, 2022, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The interest rates shown exclude structured notes accounted for at fair value.
(g)As of June 30, 2023, included $25.0 billion of FHLB advances associated with the First Republic acquisition. Refer to Note 28 for additional information.
(h)As of June 30, 2023, long-term debt in the aggregate of $191.7 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(i)The aggregate carrying values of debt that matures in each of the 12-month periods ending June 30, 2024, 2025, 2026, 2027 and 2028 is $41.9 billion, $58.5 billion, $38.0 billion, $29.2 billion and $75.2 billion, respectively.

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.45% and 3.26% as of June 30, 2023 and December 31, 2022, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 5.02% and 4.89% as of June 30, 2023 and December 31, 2022, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank pari passu with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $34.5 billion and $28.2 billion at June 30, 2023 and December 31, 2022, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

Note 19 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2022 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of June 30, 2023 and December 31, 2022, and the quarterly dividend declarations for the three and six months ended June 30, 2023 and 2022.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at June 30, 2023	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	Issue date				Three months ended June 30,		Six months ended June 30,
									2023	2022	2023	2022
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$287.50	$287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	300.00	300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	237.50	237.50
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	227.50	227.50
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	231.26	231.26
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	210.00	210.00
Fixed-to-floating-rate:
Series I	—	—	$—	$—	4/23/2008	—%	4/30/2018	SOFR + 3.47%	$—	$119.03	$—	$211.16
Series Q	150,000	150,000	1,500	1,500	4/23/2013	LIBOR + 3.25	5/1/2023	SOFR + 3.25	218.48	128.75	347.23	257.50	(d)
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	SOFR + 3.30	150.00	150.00	300.00	300.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	SOFR + 3.78	168.75	168.75	337.50	337.50
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	SOFR + 3.33	153.13	153.13	306.25	306.25
Series V	—	—	—	—	6/9/2014	—	7/1/2019	SOFR + 3.32	—	108.36	—	194.76
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	SOFR + 3.33	152.50	152.50	305.00	305.00
Series Z	—	—	—	—	4/21/2015	—	5/1/2020	SOFR + 3.80	—	—	—	—
Series CC	125,750	125,750	1,258	1,258	10/20/2017	LIBOR + 2.58	11/1/2022	SOFR + 2.58	201.36	115.63	384.15	231.25	(e)
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	250.00	250.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	230.00	230.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	200.00	200.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25	182.50	182.50
Total preferred stock	2,740,375	2,740,375	$27,404	$27,404
(a)Represented by depositary shares.
(b)Fixed-to-floating rate notes convert to a floating rate at the earliest redemption date.
(c)On March 1, 2023, the Firm announced that, after June 30, 2023, CME Term SOFR will be the replacement reference rate for certain outstanding securities issued by the Firm that used U.S. dollar LIBOR as the reference rate, including fixed-to-floating rate preferred stock. References in the table to “SOFR” mean a floating annualized rate equal to three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spreads noted. The reference to “CMT” means a floating annualized rate equal to the five-year Constant Maturity Treasury (“CMT”) rate plus the spread noted.
(d)The dividend rate for Series Q preferred stock became floating and payable quarterly starting on May 1, 2023; prior to which the dividend rate was fixed at 5.15% or $257.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing August 1, 2023 will be three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.25%.
(e)The dividend rate for Series CC preferred stock became floating and payable quarterly starting on November 1, 2022; prior to which the dividend rate was fixed at 4.625% or $231.25 per share payable semiannually. The dividend rate for each quarterly dividend period commencing August 1, 2023 will be three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 2.58%.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $27.8 billion at June 30, 2023.
Redemptions
On October 31, 2022, the Firm redeemed all $2.9 billion of its fixed to floating rate non-cumulative perpetual preferred stock, Series I.
On October 3, 2022, the Firm redeemed all $2.5 billion of its fixed-to-floating rate non-cumulative preferred stock, Series V.
On February 1, 2022, the Firm redeemed all $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z.

Note 20 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$14,472	$8,649	$27,094	$16,931
Less: Preferred stock dividends	373	410	729	807
Net income applicable to common equity	14,099	8,239	26,365	16,124
Less: Dividends and undistributed earnings allocated to participating securities	88	44	161	85
Net income applicable to common stockholders	$14,011	$8,195	$26,204	$16,039

Total weighted-average basic shares outstanding	2,943.8	2,962.2	2,956.1	2,969.6
Net income per share	$4.76	$2.77	$8.86	$5.40

Diluted earnings per share
Net income applicable to common stockholders	$14,011	$8,195	$26,204	$16,039
Total weighted-average basic shares outstanding	2,943.8	2,962.2	2,956.1	2,969.6
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.5	4.1	4.4	4.1
Total weighted-average diluted shares outstanding	2,948.3	2,966.3	2,960.5	2,973.7
Net income per share	$4.75	$2.76	$8.85	$5.39

Note 21 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), fair value changes of excluded components on fair value hedges, cash flow hedging activities, net gain/(loss) related to the Firm’s defined benefit pension and OPEB plans, and fair value option-elected liabilities arising from changes in the Firm’s own credit risk (DVA).

As of or for the three months ended June 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2023	$(6,912)		$(1,348)	$(54)	$(4,858)	$(1,506)	$260	$(14,418)
Net change	757		70	11	(497)	(6)	(207)	128
Balance at June 30, 2023	$(6,155)	(a)	$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)

As of or for the three months ended June 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2022	$(4,813)		$(996)	$(21)	$(3,087)	$(143)	$(507)	$(9,567)
Net change	(4,031)		(679)	51	(1,348)	20	1,185	(4,802)
Balance at June 30, 2022	$(8,844)	(a)	$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)

As of or for the six months ended June 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2023	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	2,969		267	(10)	301	(61)	(415)	3,051
Balance at June 30, 2023	$(6,155)	(a)	$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)

As of or for the six months ended June 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2022	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(11,484)		(741)	161	(4,139)	87	1,831	(14,285)
Balance at June 30, 2022	$(8,844)	(a)	$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)
(a)As of June 30, 2023 includes after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. As of June 30, 2023 and 2022 includes after-tax net unamortized unrealized gains/(losses) of $(1.1) billion and $(1.4) billion, related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of this Form 10-Q, and Note 10 of JPMorgan Chase's 2022 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2023			2022
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$95	$(21)	$74	$(5,456)	$1,308	$(4,148)
Reclassification adjustment for realized (gains)/losses included in net income(a)	900	(217)	683	153	(36)	117
Net change	995	(238)	757	(5,303)	1,272	(4,031)
Translation adjustments(b):
Translation	126	10	136	(3,550)	193	(3,357)
Hedges	(88)	22	(66)	3,524	(846)	2,678
Net change	38	32	70	(26)	(653)	(679)
Fair value hedges, net change(c):	15	(4)	11	67	(16)	51
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,119)	268	(851)	(1,750)	420	(1,330)
Reclassification adjustment for realized (gains)/losses included in net income(d)	465	(111)	354	(24)	6	(18)
Net change	(654)	157	(497)	(1,774)	426	(1,348)
Defined benefit pension and OPEB plans, net change:	(8)	2	(6)	33	(13)	20
DVA on fair value option elected liabilities, net change:	(273)	66	(207)	1,558	(373)	1,185
Total other comprehensive income/(loss)	$113	$15	$128	$(5,445)	$643	$(4,802)

	2023			2022
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$2,137	$(511)	$1,626	$(15,658)	$3,758	$(11,900)
Reclassification adjustment for realized (gains)/losses included in net income(a)	1,768	(425)	1,343	547	(131)	416
Net change	3,905	(936)	2,969	(15,111)	3,627	(11,484)
Translation adjustments(b):
Translation	1,099	(31)	1,068	(3,891)	217	(3,674)
Hedges	(1,051)	250	(801)	3,862	(929)	2,933
Net change	48	219	267	(29)	(712)	(741)
Fair value hedges, net change(c):	(13)	3	(10)	212	(51)	161
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(552)	132	(420)	(5,186)	1,245	(3,941)
Reclassification adjustment for realized (gains)/losses included in net income(d)	948	(227)	721	(261)	63	(198)
Net change	396	(95)	301	(5,447)	1,308	(4,139)
Defined benefit pension and OPEB plans, net change:	(79)	18	(61)	123	(36)	87
DVA on fair value option elected liabilities, net change:	(547)	132	(415)	2,417	(586)	1,831
Total other comprehensive loss	$3,710	$(659)	$3,051	$(17,835)	$3,550	$(14,285)

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the six months ended June 30, 2023, the Firm reclassified a net pre-tax loss of $(5) million to other revenue related to the acquisition of CIFM of which $(41) million related to the net investment hedge loss. The amounts were not material for the three months ended June 30, 2023 and for the three and six months ended June 30, 2022.
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

Note 22 – Restricted cash and other restricted
assets
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2023	December 31, 2022
Segregated for the benefit of securities and cleared derivative customers	$17.0	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	8.6	8.1
Total restricted cash(a)	$25.6	$26.8
(a)Comprises $24.3 billion and $25.4 billion in deposits with banks, and $1.3 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.
Also, as of June 30, 2023 and December 31, 2022, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $36.9 billion and $42.4 billion, respectively.
•Securities with a fair value of $23.4 billion and $31.7 billion, respectively, were also restricted in relation to customer activity.

Note 23 – Regulatory capital
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2023 and December 31, 2022.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2023 and December 31, 2022.

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
CECL regulatory capital transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of June 30, 2023, the Firm's CET1 capital reflected the remaining $1.4 billion benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2023, the Firm phased out 50% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2022 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of June 30, 2023 and December 31, 2022, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$235,827	$279,233	$235,827		$279,233
Tier 1 capital	262,585	279,236	262,585		279,236
Total capital	295,281	298,582	281,953	(b)	285,500
Risk-weighted assets	1,706,927	1,642,804	1,694,714	(b)	1,541,700
CET1 capital ratio	13.8%	17.0%	13.9%		18.1%
Tier 1 capital ratio	15.4	17.0	15.5		18.1
Total capital ratio	17.3	18.2	16.6		18.5

December 31, 2022 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$218,934	$269,668	$218,934	$269,668
Tier 1 capital	245,631	269,672	245,631	269,672
Total capital	277,769	288,433	264,583	275,255
Risk-weighted assets	1,653,538	1,597,072	1,609,773	1,475,602
CET1 capital ratio	13.2%	16.9%	13.6%	18.3%
Tier 1 capital ratio	14.9	16.9	15.3	18.3
Total capital ratio	16.8	18.1	16.4	18.7
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with the First Republic acquisition to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	June 30, 2023		December 31, 2022
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,796,579	$3,308,478	$3,703,873	$3,249,912
Tier 1 leverage ratio	6.9%	8.4%	6.6%	8.3%
Total leverage exposure	$4,492,761	$3,993,500	$4,367,092	$3,925,502
SLR	5.8%	7.0%	5.6%	6.9%
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, and other intangible assets.

Note 24 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2023, and December 31, 2022. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	June 30, 2023					Dec 31, 2022	Jun 30, 2023		Dec 31, 2022
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$9,164	$5,873	$6,304	$12,692	$34,033	$21,287	$714	(j)	$75
Auto and other	14,203	324	—	2,286	16,813	12,231	236	(j)	—
Total consumer, excluding credit card	23,367	6,197	6,304	14,978	50,846	33,518	950		75
Credit card(b)	881,485	—	—	—	881,485	821,284	—		—
Total consumer(c)	904,852	6,197	6,304	14,978	932,331	854,802	950		75
Wholesale:
Other unfunded commitments to extend credit(d)	123,374	160,273	202,330	23,345	509,322	440,407	3,564	(h)(j)	2,328	(h)
Standby letters of credit and other financial guarantees(d)	14,960	8,073	4,274	1,099	28,406	27,439	517		408
Other letters of credit(d)	3,022	233	106	—	3,361	4,134	23		6
Total wholesale(c)	141,356	168,579	206,710	24,444	541,089	471,980	4,104		2,742
Total lending-related	$1,046,208	$174,776	$213,014	$39,422	$1,473,420	$1,326,782	$5,054		$2,817
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$296,547	$—	$—	$—	$296,547	$283,386	$—		$—
Derivatives qualifying as guarantees	3,861	228	11,959	40,852	56,900	59,180	181		649
Unsettled resale and securities borrowed agreements	108,556	585	—	—	109,141	116,975	—		(2)
Unsettled repurchase and securities loaned agreements	92,811	547	—	—	93,358	66,407	—		(7)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	76		76
Loans sold with recourse	NA	NA	NA	NA	768	820	27		28
Exchange & clearing house guarantees and commitments(f)	140,102	—	—	—	140,102	191,068	—		—
Other guarantees and commitments(g)	6,569	848	166	3,574	11,157	8,634	43		53
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of June 30, 2023, and December 31, 2022, reflected the contractual amount net of risk participations totaling $87 million and $71 million, respectively, for other unfunded commitments to extend credit; $8.0 billion and $8.2 billion, respectively, for standby letters of credit and other financial guarantees; $425 million and $512 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of June 30, 2023, and December 31, 2022, collateral held by the Firm in support of securities lending indemnification agreements was $312.6 billion and $298.5 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of June 30, 2023, and December 31, 2022, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of June 30, 2023, and December 31, 2022, primarily includes unfunded commitments related to certain tax-oriented equity investments, unfunded commitments to purchase secondary market loans, and other equity investment commitments.
(h)As of June 30, 2023 and December 31, 2022 includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
(i)For lending-related products, the carrying value includes the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.
(j)As of June 30, 2023, includes fair value adjustments associated with the First Republic acquisition for residential real estate lending-related commitments totaling $576 million, for auto and other lending-related commitments totaling $236 million and for other unfunded commitments to extend credit totaling $1.6 billion. Refer to Note 28 for additional information.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2023, and December 31, 2022.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2023		December 31, 2022
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,574	$2,385	$19,205	$3,040
Noninvestment-grade(a)	8,832	976	8,234	1,094
Total contractual amount	$28,406	$3,361	$27,439	$4,134

Allowance for lending-related commitments	$146	$23	$82	$6
Guarantee liability	371	—	326	—
Total carrying value	$517	$23	$408	$6
Commitments with collateral	$16,414	$549	$15,296	$795
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2022 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2023, and December 31, 2022.

(in millions)	June 30, 2023	December 31, 2022
Notional amounts
Derivative guarantees	$56,900	$59,180
Stable value contracts with contractually limited exposure	31,715	31,820
Maximum exposure of stable value contracts with contractually limited exposure	1,442	2,063

Fair value
Derivative payables	181	649
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 26 of this Form 10-Q and Note 30 of JPMorgan Chase’s 2022 Form 10-K for additional information regarding litigation.
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 185. Refer to Note 11 of JPMorgan Chase’s 2022 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 185 of this Note. Refer to Note 20 of JPMorgan Chase’s 2022 Form 10-K for additional information.
Note 25 – Pledged assets and collateral
Refer to Note 29 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2023	December 31, 2022
Assets that may be sold or repledged or otherwise used by secured parties	$161.3	$110.8
Assets that may not be sold or repledged or otherwise used by secured parties(a)	288.4	114.8
Assets pledged at Federal Reserve banks and FHLBs(b)	621.8	567.6
Total pledged assets	$1,071.5	$793.2
(a)As of June 30, 2023, included $120.0 billion of assets pledged to the FDIC as part of the shared-loss agreements associated with the First Republic acquisition. Refer to Note 28 for additional information.
(b)As of June 30, 2023, included $23.7 billion of assets pledged to the FHLB associated with the First Republic acquisition.
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2023	December 31, 2022
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,303.7	$1,346.9
Collateral sold, repledged, delivered or otherwise used	986.3	1,019.4

Note 26 – Litigation
Contingencies
As of June 30, 2023, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at June 30, 2023. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
With respect to civil litigation matters, in August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Although certain members of the settlement class filed requests to the Court to be excluded from the class, an agreement to resolve their claims was reached in December 2022. The District Court denied certification of a putative class action against the Firm and other foreign exchange dealers on behalf of certain parties who purchased foreign currencies at allegedly inflated rates and granted summary judgment against the named plaintiffs in March 2023. Those plaintiffs have filed a notice of appeal. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia. An agreement to resolve one of the UK actions was reached in December 2022. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached in the putative class action, which remains subject to court approval.
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
Jeffrey Epstein Litigation. JPMorgan Chase Bank, N.A. was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York alleging that JPMorgan Chase Bank, N.A. knowingly facilitated Jeffrey Epstein’s sex trafficking and other unlawful conduct by providing banking services to Epstein until 2013. One case, which was filed in November 2022, was a putative class action filed by an alleged sex-trafficking victim of Epstein, and the other case, which was filed in December 2022, was brought on behalf of the government of the United States Virgin Islands and also alleges certain Virgin Islands statutory claims. In March 2023, the Court granted in part and denied in part JPMorgan Chase Bank, N.A.’s motions to dismiss these complaints, allowing some claims to proceed in both lawsuits. Also in March 2023, JPMorgan Chase Bank, N.A. filed third-party complaints impleading the Firm’s former employee, James Edward Staley, into the two lawsuits, asserting claims for indemnification, contribution, breach of fiduciary duty and violation of the faithless servant doctrine. In May 2023, the Court denied Staley’s motion to dismiss the impleader complaints. In June 2023, the Court granted the putative class’ motion for class certification and granted a preliminary approval of a settlement between the class and JPMorgan Chase Bank, N.A., pursuant to which JPMorgan Chase Bank, N.A. will pay $290 million to a fund for Epstein survivors. The actions involving the government of the United States Virgin Islands and Staley are proceeding.
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
Securities Lending Antitrust Litigation. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Prime, Inc., and J.P. Morgan Strategic Securities Lending Corp. are named as defendants in a putative class action filed in the United States District Court for the Southern District of New York. The complaint asserts violations of federal antitrust law and New York State common law in connection with an alleged conspiracy to prevent the emergence of anonymous exchange trading for securities lending transactions. Defendants’ motion to dismiss the complaint was denied. Plaintiffs have moved to certify a class in this action, which defendants have opposed. The parties have reached an agreement in principle to settle this action, subject to final documentation and court approval.
Shareholder Litigation. Several shareholder putative class actions, as well as shareholder derivative actions purporting to act on behalf of the Firm, have been filed against the Firm, its Board of Directors and certain of its current and former officers.
Certain of these shareholder suits relate to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct which were the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020, and fiduciary activities that were separately the subject of a resolution between JPMorgan Chase Bank, N.A. and the OCC in November 2020. One of these shareholder derivative suits was filed in the Supreme Court of the State of New York in May 2022, asserting breach of fiduciary duty and unjust enrichment claims relating to the historical trading practices and related conduct and fiduciary activities which were the subject of the resolutions described above. In December 2022, the court granted defendants’ motion to dismiss this action in full, and in January 2023, the plaintiff filed a notice of appeal, which remains pending. A second shareholder derivative action was filed in the United States District Court for the Eastern District of New York in December 2022 relating to the historical trading practices and related conduct, which asserts breach of fiduciary duty and contribution claims and alleges that the shareholder is excused from making a demand to commence litigation because such a demand would have been futile. Defendants have moved to dismiss the complaint. In addition, a consolidated putative class action is pending in the United States District Court for the Eastern District of New York on behalf of shareholders who acquired shares of JPMorgan Chase common stock during the putative class period, alleging that certain SEC filings of the Firm were materially false or misleading because they did not disclose certain information relating to the historical trading practices and conduct. Defendants have moved to dismiss the amended complaint in this action.
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
Two shareholder derivative suits were filed in May and June 2023, respectively, in the United States District Court for the Southern District of New York asserting breaches of fiduciary duty and unjust enrichment based on the alleged failure of the Board of Directors and James Dimon to exercise adequate oversight with respect to the Firm’s provision of banking services to Jeffrey Epstein. These actions allege that the shareholders are excused from making a demand to commence litigation because such a demand would have been futile. These actions were consolidated and defendants have moved to dismiss the amended complaint filed by the plaintiffs.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $420 million and $73 million for the three months ended June 30, 2023 and 2022, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 27 – Business segments
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2023 and 2022, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis.
Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2022 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. As of June 30, 2023, the Firm updated its line of business capital allocations to reflect the impact of the First Republic acquisition. Refer to Line of business equity on page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2023	2022		2023	2022		2023	2022	2023	2022
Noninterest revenue	$3,543	$3,850	(b)	$10,802	$8,805	(b)	$835	$904	$3,358	$3,084
Net interest income	13,690	8,708		1,717	3,198		3,153	1,779	1,585	1,222
Total net revenue	17,233	12,558		12,519	12,003		3,988	2,683	4,943	4,306
Provision for credit losses	1,862	761		38	59		1,097	209	145	44
Noninterest expense	8,313	7,658	(b)	6,894	6,810	(b)	1,300	1,156	3,163	2,919
Income/(loss) before income tax expense/(benefit)	7,058	4,139		5,587	5,134		1,591	1,318	1,635	1,343
Income tax expense/(benefit)	1,752	1,031	(b)	1,495	1,417	(b)	383	324	409	339
Net income/(loss)	$5,306	$3,108		$4,092	$3,717		$1,208	$994	$1,226	$1,004
Average equity	$54,346	$50,000		$108,000	$103,000		$29,505	$25,000	$16,670	$17,000
Total assets	620,193	500,219		1,432,054	1,403,558		305,280	242,456	247,118	235,553
ROE	38%	24%		15%	14%		16%	15%	29%	23%
Overhead ratio	48	61		55	57		33	43	64	68

As of or for the three months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2023	2022	2023	2022	2023	2022
Noninterest revenue	$1,980	$(244)	$(990)	$(812)	$19,528	$15,587
Net interest income	1,738	324	(104)	(103)	21,779	15,128
Total net revenue	3,718	80	(1,094)	(915)	41,307	30,715
Provision for credit losses	(243)	28	—	—	2,899	1,101
Noninterest expense	1,152	206	—	—	20,822	18,749
Income/(loss) before income tax expense/(benefit)	2,809	(154)	(1,094)	(915)	17,586	10,865
Income tax expense/(benefit)	169	20	(1,094)	(915)	3,114	2,216
Net income/(loss)	$2,640	$(174)	$—	$—	$14,472	$8,649
Average equity	$69,364	$52,986	$—	$—	$277,885	$247,986
Total assets	1,263,595	1,459,528	NA	NA	3,868,240	3,841,314
ROE	NM	NM	NM	NM	20%	13%
Overhead ratio	NM	NM	NM	NM	50	61
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

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2023	2022		2023	2022		2023	2022	2023	2022
Noninterest revenue	$7,166	$7,705	(b)	$22,325	$18,809	(b)	$1,616	$1,771	$6,691	$6,323
Net interest income	26,523	17,035		3,794	6,770		5,883	3,310	3,036	2,298
Total net revenue	33,689	24,740		26,119	25,579		7,499	5,081	9,727	8,621
Provision for credit losses	3,264	1,439		96	504		1,514	366	173	198
Noninterest expense	16,378	15,313	(b)	14,377	14,173	(b)	2,608	2,285	6,254	5,779
Income/(loss) before income tax expense/(benefit)	14,047	7,988		11,646	10,902		3,377	2,430	3,300	2,644
Income tax expense/(benefit)	3,498	1,972	(b)	3,133	2,813	(b)	822	586	707	632
Net income/(loss)	$10,549	$6,016		$8,513	$8,089		$2,555	$1,844	$2,593	$2,012
Average equity	$53,180	$50,000		$108,000	$103,000		$29,005	$25,000	$16,337	$17,000
Total assets	620,193	500,219		1,432,054	1,403,558		305,280	242,456	247,118	235,553
ROE	39%	23%		15%	15%		17%	14%	31%	23%
Overhead ratio	49	62		55	55		35	45	64	67

As of or for the six months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2023	2022	2023	2022	2023	2022
Noninterest revenue	$1,225	$(589)	$(1,857)	$(1,587)	$37,166	$32,432
Net interest income	3,478	(212)	(224)	(201)	42,490	29,000
Total net revenue	4,703	(801)	(2,081)	(1,788)	79,656	61,432
Provision for credit losses	127	57	—	—	5,174	2,564
Noninterest expense	1,312	390	—	—	40,929	37,940
Income/(loss) before income tax expense/(benefit)	3,264	(1,248)	(2,081)	(1,788)	33,553	20,928
Income tax expense/(benefit)	380	(218)	(2,081)	(1,788)	6,459	3,997
Net income/(loss)	$2,884	$(1,030)	$—	$—	$27,094	$16,931
Average equity	$68,038	$55,234	$—	$—	$274,560	$250,234
Total assets	1,263,595	1,459,528	NA	NA	3,868,240	3,841,314
ROE	NM	NM	NM	NM	19%	13%
Overhead ratio	NM	NM	NM	NM	51	62
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

Note 28 – Business combinations
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver, for $67.9 billion, resulting in an estimated bargain purchase gain of $2.7 billion recorded in other income. The estimated bargain purchase gain represents the excess of the estimated fair value of the net assets acquired above the purchase price. The First Republic acquisition further advances the Firm's wealth management strategy and is complementary to the Firm's existing franchises.
The Firm has determined that this acquisition constitutes a business combination under U.S. GAAP. Accordingly, the initial recognition of the assets acquired and liabilities assumed were generally measured at their estimated fair values as of May 1, 2023. The determination of those fair values required management to make certain market-based assumptions about expected future cash flows, discount rates and other valuation inputs at the time of the acquisition. The Firm believes that the fair value estimates of the assets acquired and liabilities assumed provide a reasonable basis for determining the estimated bargain purchase gain.
The Firm and the FDIC have not yet completed the settlement process under which the purchase price, and the identification of the assets acquired and liabilities assumed, will be finalized. The finalization of this settlement process may impact the amount of the estimated bargain purchase gain. The purchase and assumption agreement entered into with the FDIC allows for final settlement to occur up to a year after the acquisition date.
In addition, the purchase price and the estimated bargain purchase gain could change pending management's finalization of its acquisition date fair value estimates for certain of the assets acquired and liabilities assumed (such as loans and commitments, intangible assets and leases), which may take place up to one year from the acquisition date, as permitted by U.S. GAAP.
In connection with the First Republic acquisition, the Firm and the FDIC entered into two shared-loss agreements with respect to certain loans and lending-related commitments (the "shared-loss assets"): the Commercial Shared-Loss Agreement ("CSLA") and the Single-Family Shared-Loss Agreement (“SFSLA”). The CSLA covers 80% of credit losses, on a pari-passu basis, over 5 years with a subsequent 3-year recovery period for certain acquired commercial loans and other real estate exposure. The SFSLA covers 80% of credit losses, on a pari-passu basis, for 7 years for certain acquired loans secured by mortgages on real property or shares in cooperative property constituting a primary residence. The indemnification assets which represent the fair value of the CSLA and SFSLA are reflected in the total assets acquired.

As part of the consideration paid, JPMorgan Chase issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note"). The Purchase Money Note bears interest at a fixed rate of 3.4% and is secured by certain of the acquired loans. The Purchase Money Note is prepayable upon notice to the FDIC.
The Firm had placed a $5 billion deposit with First Republic Bank on March 16, 2023, as part of $30 billion of deposits provided by a consortium of large U.S. banks. The Firm's $5 billion deposit was effectively settled as part of the acquisition and the associated allowance for credit losses was released upon closing. The Firm subsequently repaid the remaining $25 billion of deposits to the consortium of banks, including accrued interest through the payment date on May 9, 2023.

The computation of the purchase price, the estimated fair value of the assets acquired and liabilities assumed as part of the First Republic acquisition and the related estimated bargain purchase gain are presented below.

Fair value purchase price allocation as of May 1, 2023
(in millions)
Purchase price consideration
Amounts paid/due to the FDIC, net of cash acquired(a)	$13,589
Purchase Money Note (at fair value)	48,848
Settlement of First Republic deposit and other related party transactions(b)	5,447
Contingent consideration - Shared-loss agreements	15
Purchase price consideration	$67,899

Assets
Securities	$30,285
Loans	152,335
Core deposit and customer relationship intangibles	1,462
Indemnification assets - Shared-loss agreements	675
Accounts receivable and other assets(c)	7,551
Total assets acquired	$192,308

Liabilities
Deposits	$87,507
FHLB advances	27,919
Lending-related commitments	2,409
Accounts payable and other liabilities(c)	3,006
Deferred tax liabilities	856
Total liabilities assumed	$121,697

Fair value of net assets acquired	$70,611
Estimated gain on acquisition, after income taxes	$2,712
(a)Includes $10.6 billion of cash paid to the FDIC at acquisition and $3.7 billion payable to the FDIC, less cash acquired of $680 million.
(b)Includes $447 million of securities financing transactions with First Republic Bank that were effectively settled on the acquisition date.
(c)Other assets include $1.2 billion in tax-oriented investments and $756 million of lease right-of-use assets. Other liabilities include the related tax-oriented investment liabilities of $669 million and lease liabilities of $756 million. Refer to Note 14 and Note 17 for additional information.
The issuance of the $50 billion Purchase Money Note, the effective settlement of the Firm's $5 billion deposit and $447 million of securities financing with First Republic Bank, and the $3.7 billion payable to the FDIC as part of the purchase price consideration are considered non-cash transactions.
The following describes the accounting policies and fair value methodologies generally used by the Firm for the following assets acquired and liabilities assumed: core deposit and customer relationship intangibles, shared-loss agreements and the related indemnification assets, Purchase Money Note, and FHLB advances.
Refer to JPMorgan Chase’s 2022 Form 10-K for a discussion of the Firm’s accounting policies and valuation methodologies for securities, loans, deposits, and lending-related commitments.
Core deposit and customer relationship intangibles
Core deposit and certain wealth management customer relationship intangibles were acquired as part of the First Republic transaction. The core deposit intangible of $1.3 billion was valued by discounting estimated after-tax cost savings over the remaining useful life of the deposits using the favorable source of funds method. The after-tax cost savings were estimated based on the difference between the cost of maintaining the core deposit base relative to the cost of next best alternative funding sources available to market participants. The customer relationship intangibles of $187 million were valued by discounting estimated after-tax earnings over their remaining useful lives using the multi-period excess earnings method. Both intangible asset valuations utilized assumptions that the Firm believes a market participant would use to estimate fair values, such as growth and attrition rates, projected fee income as well as related costs to service the relationships, and discount rates. The core deposit and customer relationship intangibles will be amortized over a projected period of future cash flows of approximately 7 years. As of June 30, 2023, the carrying values of the core deposit and customer relationship intangibles were $1.2 billion and $183 million, respectively, reflecting accumulated amortization of approximately $30 million and $4 million, respectively.
Indemnification assets - Shared-loss agreements
The indemnification assets represent forecasted recoveries from the FDIC associated with the shared-loss assets over the respective shared loss recovery periods. The indemnification assets were recorded at fair value in other assets on the Consolidated balance sheets on the acquisition date. The fair values of the indemnification assets were estimated based on the timing of the forecasted losses underlying the related allowance for credit losses.

The subsequent quarterly remeasurement of the indemnification assets will be based on changes in amount and timing of forecasted losses in the allowance for credit losses associated with the shared loss assets and will be recorded in other income. Under certain circumstances, the Firm may be required to make a payment to the FDIC upon termination of the shared-loss agreements based on the level of actual losses and recoveries on the shared-loss assets. The estimated potential future payment is reflected as contingent consideration as part of the purchase price consideration.
Purchase Money Note and FHLB advances
The Purchase Money Note is recorded in long-term debt on the Consolidated balance sheets. The fair value of the Purchase Money Note was estimated based on a discounted cash flow methodology and incorporated estimated market discount rates.
The FHLB advances assumed in the acquisition are recorded in short-term borrowings and in long-term debt. The fair value of the FHLB advances was based on a discounted cash flow methodology and considered the observed FHLB advance issuance rates.
Loans
The following table presents the unpaid principal balance and estimated fair value of the loans acquired as of May 1, 2023.

	May 1, 2023
(in millions)	UPB	Fair value
Residential real estate	$106,240	$91,906
Auto and other	3,092	2,031
Total consumer	109,332	93,937
Secured by real estate	37,119	33,605
Commercial & industrial	4,333	3,933
Other	22,597	20,860
Total wholesale	64,049	58,398
Total loans	$173,381	$152,335
Unaudited pro forma condensed combined financial information
Included in the Firm's Consolidated statements of income are noninterest revenue, net interest income and net income contributed by First Republic since the acquisition date of May 1, 2023 of $3.1 billion, $897 million and $2.4 billion, respectively, for the three and six months ended June 30, 2023.
The following table presents certain unaudited pro forma financial information for the three and six months ended June 30, 2023 and 2022 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.7 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets and loans.
The Firm expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2022, nor is it indicative of the results of operations in future periods, particularly in light of recent changes in market and economic conditions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Noninterest revenue	$16,924	$15,853	$34,832	$35,675
Net interest income	22,184	16,180	44,084	30,997
Net income	13,565	9,086	26,726	18,887

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2023, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30,2023 and 2022 and the consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2023

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$495,018	$5,189	4.20%		$694,644	$1,079	0.62%
Federal funds sold and securities purchased under resale agreements	326,563	3,767	4.63		305,132	543	0.71
Securities borrowed	191,393	1,866	3.91		207,437	173	0.33
Trading assets – debt instruments	391,945	4,025	4.12		273,736	2,058	3.02
Taxable securities	578,876	4,194	2.91		644,037	2,289	1.43
Nontaxable securities(a)	32,676	390	4.79		28,762	309	4.31
Total investment securities	611,552	4,584	3.01	(g)	672,799	2,598	1.55	(g)
Loans	1,238,237	20,351	6.59		1,093,106	11,656	4.28
All other interest-earning assets(b)	89,072	1,966	8.85		139,040	642	1.85
Total interest-earning assets	3,343,780	41,748	5.01		3,385,894	18,749	2.22
Allowance for loan losses	(20,055)				(17,194)
Cash and due from banks	25,228				28,712
Trading assets – equity and other instruments	169,558				151,309
Trading assets – derivative receivables	63,339				84,483
Goodwill, MSRs and other intangible Assets	62,530				59,355
All other noninterest-earning assets	207,008				219,084
Total assets	$3,851,388				$3,911,643
Liabilities
Interest-bearing deposits	$1,715,699	$9,591	2.24%		$1,790,421	$898	0.20%
Federal funds purchased and securities loaned or sold under repurchase agreements	263,718	3,400	5.17		233,376	445	0.76
Short-term borrowings(c)	35,335	428	4.87		50,833	113	0.91
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	293,269	2,373	3.25		274,435	471	0.69
Beneficial interests issued by consolidated VIEs	15,947	197	4.95		10,577	30	1.11
Long-term debt	294,239	3,876	5.28		246,195	1,561	2.54
Total interest-bearing liabilities	2,618,207	19,865	3.04		2,605,837	3,518	0.54
Noninterest-bearing deposits	671,715				741,891
Trading liabilities – equity and other instruments(e)	28,513				40,937
Trading liabilities – derivative payables	46,934				61,026
All other liabilities, including the allowance for lending-related commitments	180,730				181,128
Total liabilities	3,546,099				3,630,819
Stockholders’ equity
Preferred stock	27,404				32,838
Common stockholders’ equity	277,885				247,986
Total stockholders’ equity	305,289				280,824
Total liabilities and stockholders’ equity	$3,851,388				$3,911,643
Interest rate spread			1.97%				1.68%
Net interest income and net yield on interest-earning assets		$21,883	2.62			$15,231	1.80
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
(e)The combined balance of trading liabilities – debt and equity instruments was $153.7 billion and $140.2 billion for the three months ended June 30, 2023 and 2022, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 2.96% and 1.52% for the three months ended June 30, 2023 and 2022, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$500,311	$10,008	4.03%		$718,346	$1,317	0.37%
Federal funds sold and securities purchased under resale agreements	319,911	6,898	4.35		300,070	940	0.63
Securities borrowed	192,114	3,582	3.76		212,704	86	0.08
Trading assets – debt instruments	374,908	7,685	4.13		272,931	3,833	2.83
Taxable securities	587,750	8,161	2.80		643,340	4,268	1.34
Nontaxable securities(a)	29,022	698	4.85		28,647	616	4.34
Total investment securities	616,772	8,859	2.90	(g)	671,987	4,884	1.47	(g)
Loans	1,184,231	38,105	6.49		1,080,939	22,317	4.16
All other interest-earning assets(b)	92,372	3,735	8.15		136,902	966	1.42
Total interest-earning assets	3,280,619	78,872	4.85		3,393,879	34,343	2.04
Allowance for loan losses	(19,593)				(16,807)
Cash and due from banks	25,640				28,340
Trading assets – equity and other instruments	160,868				154,093
Trading assets – derivative receivables	63,929				75,956
Goodwill, MSRs and other intangible Assets	61,697				58,455
All other noninterest-earning assets	207,913				215,313
Total assets	$3,781,073				$3,909,229
Liabilities
Interest-bearing deposits	$1,692,993	$17,228	2.05%		$1,785,896	$1,080	0.12%
Federal funds purchased and securities loaned or sold under repurchase agreements	258,045	6,204	4.85		241,749	558	0.47
Short-term borrowings(c)	37,039	849	4.63		49,360	157	0.64
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	285,467	4,344	3.07		268,762	662	0.50
Beneficial interests issued by consolidated VIEs	14,722	344	4.71		10,733	48	0.90
Long-term debt	271,912	7,189	5.33		250,165	2,637	2.13
Total interest-bearing liabilities	2,560,178	36,158	2.85		2,606,665	5,142	0.40
Noninterest-bearing deposits	661,138				738,083
Trading liabilities – equity and other instruments(e)	29,137				42,159
Trading liabilities – derivative payables	48,139				57,792
All other liabilities, including the allowance for lending-related commitments	180,517				181,116
Total liabilities	3,479,109				3,625,815
Stockholders’ equity
Preferred stock	27,404				33,180
Common stockholders’ equity	274,560				250,234
Total stockholders’ equity	301,964				283,414
Total liabilities and stockholders’ equity	$3,781,073				$3,909,229
Interest rate spread			2.00%				1.64%
Net interest income and net yield on interest-earning assets		$42,714	2.63			$29,201	1.74
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
(e)The combined balance of trading liabilities – debt and equity instruments was $148.5 billion and $140.2 billion for the six months ended June 30, 2023 and 2022, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 2.85% and 1.45% for the six months ended June 30, 2023 and 2022, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Securitized Products Group: Comprised of Securitized Products and tax-oriented investments.
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
On May 1, 2023, the Firm acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC. The Firm has included internal controls over these acquired assets and assumed liabilities in its evaluation of the effectiveness of disclosure controls and procedures. Otherwise, there was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 26 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2022 Form 10-K.
Item 1A. Risk Factors.
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part I, Item 1A: Risk Factors on pages 9-32 of JPMorgan Chase’s 2022 Form 10-K and Forward-Looking Statements on page 95 of this Form 10-Q. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
JPMorgan Chase’s acquisition of certain assets and liabilities of First Republic Bank may not result in all of the benefits anticipated.
On May 1, 2023, JPMorgan Chase Bank, N.A. acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC (the “First Republic acquisition”). There can be no assurance that the First Republic acquisition will have the anticipated positive results, including with respect to:
•the total cost of integration
•the time required to complete the integration
•the amount of longer-term cost savings
•the overall performance of the assets and liabilities acquired in the First Republic acquisition, or
•an improved price for JPMorgan Chase’s common stock.
Integration of an acquired business can be complex and costly, and typically will involve the combination of relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect JPMorgan Chase’s operations or results. In addition, JPMorgan Chase could incur unanticipated costs or losses in connection with the First Republic acquisition and its integration efforts.
Acquisitions may also result in business disruptions that cause JPMorgan Chase to lose clients and customers, or cause clients and customers to move their business to competing financial institutions. It is possible that the integration process could result in the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect JPMorgan Chase’s ability to maintain relationships with clients, customers, depositors and employees. In addition, the loss of key employees in connection with the First Republic acquisition could adversely affect JPMorgan Chase’s ability to successfully conduct its business.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2022 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended June 30, 2023.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
The Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2023 were as follows.

Six months ended June 30, 2023	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	21,995,253	$133.67	$2,940	$26,693
April	5,327,553	$134.39	$716	$25,977
May	6,251,030	136.77	855	25,122
June	5,132,716	140.66	722	24,400
Second quarter	16,711,299	$137.20	$2,293	$24,400
Year-to-date	38,706,552	$135.19	$5,233	$24,400
(a)Excludes excise tax and commissions cost. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Director and executive officer trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements adopted in the second quarter of 2023 by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's directors and executive officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements were adopted by any director or executive officer during the second quarter of 2023. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any director or executive officer in the second quarter of 2023.

Name	Title	Adoption date	Duration(a)	Aggregate number of shares to be sold
Stacey Friedman	General Counsel	May 6, 2023	May 6, 2023 - December 29, 2023	8,620
Marianne Lake	Co-CEO, CCB	May 12, 2023	May 12, 2023 - December 29, 2023	32,243
(a)Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. As of the date of this report, the Firm is not aware of any activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2023 that requires disclosure under Section 219.

During the first quarter of 2023, a foreign-incorporated subsidiary of JPMorgan Chase & Co. processed a transaction in the amount of EUR 9.90 for its client, a non-U.S. subsidiary of a U.S. insurance provider, where the transaction originated from an external account held by an individual designated under 31 C.F.R. Part 594. The transaction, which was received into the client’s account held at the foreign-incorporated subsidiary of JPMorgan Chase & Co., was for the premium of a non-life insurance product that is now suspended and no funds were made available to the designated individual. The transaction was processed in error. JPMorgan Chase & Co. charged a fee of $0.006 for this transaction. JPMorgan Chase & Co. does not intend to engage in such transactions in the future.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2023 and 2022, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2023, and December 31, 2022, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2023 and 2022, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 3, 2023