Form 10-Q
period 2023-09-30
JPMORGAN CHASE & CO
filed 2023-11-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2023	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of September 30, 2023: 2,891,008,341

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)							Nine months ended Sept 30,
	3Q23		2Q23	1Q23	4Q22	3Q22	2023		2022
Selected income statement data
Total net revenue	$39,874		$41,307	$38,349	$34,547	$32,716	$119,530		$94,148
Total noninterest expense	21,757		20,822	20,107	19,022	19,178	62,686		57,118
Pre-provision profit(a)	18,117		20,485	18,242	15,525	13,538	56,844		37,030
Provision for credit losses	1,384		2,899	2,275	2,288	1,537	6,558		4,101
Income before income tax expense	16,733		17,586	15,967	13,237	12,001	50,286		32,929
Income tax expense	3,582		3,114	3,345	2,229	2,264	10,041		6,261
Net income	$13,151		$14,472	$12,622	$11,008	$9,737	$40,245		$26,668

Earnings per share data
Net income: Basic	$4.33		$4.76	$4.11	$3.58	$3.13	$13.20		$8.53
Diluted	4.33		4.75	4.10	3.57	3.12	13.18		8.51
Average shares: Basic	2,927.5		2,943.8	2,968.5	2,962.9	2,961.2	2,946.6		2,966.8
Diluted	2,932.1		2,948.3	2,972.7	2,967.1	2,965.4	2,951.0		2,970.9

Market and per common share data
Market capitalization	419,254		422,661	380,803	393,484	306,520	419,254		306,520
Common shares at period-end	2,891.0		2,906.1	2,922.3	2,934.3	2,933.2	2,891.0		2,933.2
Book value per share	100.30		98.11	94.34	90.29	87.00	100.30		87.00
Tangible book value per share (“TBVPS”)(a)	82.04		79.90	76.69	73.12	69.90	82.04		69.90
Cash dividends declared per share	1.05		1.00	1.00	1.00	1.00	3.05		3.00

Selected ratios and metrics
Return on common equity (“ROE”)(b)	18%		20%	18%	16%	15%	19%		14%
Return on tangible common equity (“ROTCE”)(a)(b)	22		25	23	20	18	23		17
Return on assets(b)	1.36		1.51	1.38	1.16	1.01	1.42		0.92
Overhead ratio	55		50	52	55	59	52		61
Loans-to-deposits ratio	55		54	47	49	46	55		46
Firm Liquidity coverage ratio (“LCR”) (average)(c)	112		112	114	112	113	112		113
JPMorgan Chase Bank, N.A. LCR (average)(c)	123		129	140	151	165	123		165
Common equity Tier 1 (“CET1”) capital ratio(d)	14.3		13.8	13.8	13.2	12.5	14.3		12.5
Tier 1 capital ratio(d)	15.9		15.4	15.4	14.9	14.1	15.9		14.1
Total capital ratio(d)	17.8		17.3	17.4	16.8	16.0	17.8		16.0
Tier 1 leverage ratio(c)(d)	7.1		6.9	6.9	6.6	6.2	7.1		6.2
Supplementary leverage ratio (“SLR”)(c)(d)	6.0		5.8	5.9	5.6	5.3	6.0		5.3

Selected balance sheet data (period-end)
Trading assets	$601,993		$636,996	$578,892	$453,799	$506,487	$601,993		$506,487
Investment securities, net of allowance for credit losses	585,380		612,203	610,075	631,162	618,246	585,380		618,246
Loans	1,310,059		1,300,069	1,128,896	1,135,647	1,112,633	1,310,059		1,112,633
Total assets	3,898,333		3,868,240	3,744,305	3,665,743	3,773,884	3,898,333		3,773,884
Deposits	2,379,526		2,398,962	2,377,253	2,340,179	2,408,615	2,379,526		2,408,615
Long-term debt	362,793		364,078	295,489	295,865	287,473	362,793		287,473
Common stockholders’ equity	289,967		285,112	275,678	264,928	255,180	289,967		255,180
Total stockholders’ equity	317,371		312,516	303,082	292,332	288,018	317,371		288,018
Headcount	308,669	(e)	300,066	296,877	293,723	288,474	308,669	(e)	288,474

Credit quality metrics
Allowances for credit losses	$24,155		$24,288	$22,774	$22,204	$20,797	$24,155		$20,797
Allowance for loan losses to total retained loans	1.73%		1.75%	1.85%	1.81%	1.70%	1.73%		1.70%
Nonperforming assets	$8,131		$7,838	$7,418	$7,247	$7,243	$8,131		$7,243
Net charge-offs	1,497		1,411	1,137	887	727	4,045		1,966
Net charge-off rate	0.47%		0.47%	0.43%	0.33%	0.27%	0.46%		0.25%
As of and for the period ended September 30, 2023, the results of the Firm include the impact of First Republic. Refer to Business Segment Results on page 23 and Note 28 for additional information.
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)For the nine months ended September 30, 2023 and 2022, the percentage represents average ratios for the three months ended September 30, 2023 and 2022.
(d)The ratios reflect the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for additional information.
(e)Includes 4,774 individuals associated with First Republic who became employees effective July 2, 2023.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2023.
This Quarterly Report on Form 10-Q for the third quarter of 2023 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 200-208 for definitions of terms and acronyms used throughout this Form 10-Q.
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
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.9 trillion in assets and $317.4 billion in stockholders’ equity as of September 30, 2023. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Business Segment Results on pages 21-46 and Note 27 of this Form 10-Q, and Note 32 of JPMorgan Chase’s 2022 Form 10-K, for a description of the Firm’s business segments and the products and services they provide to their respective client bases. On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). Refer to Note 28 for additional information.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Selected income statement data
Noninterest revenue	$17,148	$15,198	13%	$54,314	$47,630	14%
Net interest income	22,726	17,518	30	65,216	46,518	40
Total net revenue	39,874	32,716	22	119,530	94,148	27
Total noninterest expense	21,757	19,178	13	62,686	57,118	10
Pre-provision profit	18,117	13,538	34	56,844	37,030	54
Provision for credit losses	1,384	1,537	(10)	6,558	4,101	60
Net income	13,151	9,737	35	40,245	26,668	51
Diluted earnings per share	4.33	3.12	39	13.18	8.51	55
Selected ratios and metrics
Return on common equity	18%	15%		19%	14%
Return on tangible common equity	22	18		23	17
Book value per share	$100.30	$87.00	15	$100.30	$87.00	15
Tangible book value per share	82.04	69.90	17	82.04	69.90	17
Capital ratios(a)
CET1 capital	14.3%	12.5%		14.3%	12.5%
Tier 1 capital	15.9	14.1		15.9	14.1
Total capital	17.8	16.0		17.8	16.0
Memo:
NII excluding Markets(b)	$23,173	$16,923	37	$66,479	$42,357	57
NIR excluding Markets(b)	10,932	9,797	12	33,963	31,040	9
Markets(b)	6,581	6,771	(3)	21,981	23,314	(6)
Total net revenue - managed basis	$40,686	$33,491	21	$122,423	$96,711	27
As of and for the period ended September 30, 2023, the results of the Firm include the impact of First Republic. Refer to page 23 and Note 28 for additional information.
(a)The ratios reflect the CECL capital transition provisions. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the third quarter of 2023 versus the third quarter of 2022, unless otherwise specified.
Firmwide overview
For the third quarter of 2023, JPMorgan Chase reported net income of $13.2 billion, up 35%, earnings per share of $4.33, ROE of 18% and ROTCE of 22%. The Firm's results for the third quarter of 2023 included investment securities losses of $669 million in Treasury and CIO, and legal expense of $665 million, predominantly in CIB.
•Total net revenue was $39.9 billion, up 22%, reflecting:
–Net interest income ("NII") of $22.7 billion, up 30%, driven by higher rates, the impact of First Republic and higher revolving balances in Card Services, partially offset by lower average deposit balances and lower
Markets net interest income. NII excluding Markets was $23.2 billion, up 37%.
–Noninterest revenue ("NIR") was $17.1 billion, up 13%, driven by higher Markets noninterest revenue, the impact of First Republic, higher asset management fees and lower net investment securities losses in Treasury and CIO, partially offset by impairment losses on equity investments in CIB.
–Total Markets revenue declined reflecting lower Markets NII, predominantly offset by higher NIR.
•Noninterest expense was $21.8 billion, up 13%, predominantly driven by the impact of First Republic, higher compensation expense, including growth in front office and technology headcount as well as wage inflation, and higher legal expense.

•The provision for credit losses was $1.4 billion, reflecting $1.5 billion of net charge-offs and a net reduction in the allowance for credit losses of $113 million. The net reduction in the allowance for credit losses reflected:
–$184 million in wholesale, predominantly driven by the impact of changes in the loan and lending-related commitment portfolios in CIB, partially offset by the net effect of changes in the Firm's macroeconomic scenarios, partially offset by
–a net addition of $58 million in consumer, primarily driven by CCB, comprised of $301 million in Card Services, predominantly offset by a $250 million net reduction in Home Lending.
Net charge-offs increased $770 million, predominantly driven by CCB, primarily Card Services.
The prior year included an $808 million net addition to the allowance for credit losses and net charge-offs of $727 million.
•The total allowance for credit losses was $24.2 billion at September 30, 2023. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.73%, compared with 1.70% in the prior year.
•The Firm’s nonperforming assets totaled $8.1 billion at September 30, 2023, up 12%, driven by wholesale nonaccrual loans, which reflects the impact of downgrades. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 70-79 and pages 65-69, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 17%, predominantly driven by higher loans in CCB and CB, primarily as a result of First Republic.
•Firmwide average deposits of $2.4 trillion were down 4%, driven by:
–continued migration in AWM into higher-yielding investments; a net decline in CCB reflecting higher customer spending in existing accounts; and continued deposit attrition in CB, partially offset by
–increases in CCB associated with First Republic, in Corporate related to the Firm's international consumer initiatives, and in CIB due to net issuances of structured notes as a result of client demand.
Refer to Liquidity Risk Management on pages 54-61 for additional information.

Selected capital and other metrics
•CET1 capital was $242 billion, and the Standardized and Advanced CET1 ratios were 14.3% and 14.5%, respectively.
•SLR was 6.0%.
•TBVPS grew 17%, ending the third quarter of 2023 at $82.04.
•As of September 30, 2023, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $796 billion and unencumbered marketable securities with a fair value of approximately $590 billion, resulting in approximately $1.4 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 54-61 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 10-15 and pages 16-18, respectively, for a further discussion of the Firm's results; and Business Segment Results on page 23 and Note 28 for additional information on the First Republic acquisition.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four lines of business ("LOB"), including the impact of First Republic, are presented below for the third quarter of 2023.

CCB ROE 41%
•Average deposits down 3%; client investment assets up 43%
•Average loans up 27% year-over-year ("YoY") and 9% quarter-over-quarter ("QoQ"); Card Services net charge-off rate of 2.49%
•Debit and credit card sales volume(a) up 8%
•Active mobile customers(b) up 9%

CIB ROE 11%	•#1 ranking for Global Investment Banking fees with 8.6% wallet share year-to-date •Total Markets revenue of $6.6 billion, down 3%, with Fixed Income Markets up 1% and Equity Markets down 10%
CB ROE 25%	•Gross Investment Banking and Markets revenue of $821 million, up 8% •Average loans up 24% YoY and 4% QoQ; average deposits down 7%
AWM ROE 32%	•Assets under management ("AUM") of $3.2 trillion, up 22% •Average loans up 3% YoY and 2% QoQ; average deposits down 20%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days. As of September 30, 2023, excludes First Republic.
Refer to the Business Segment Results on pages 21-46 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2023, consisting of:

$ 1.7 trillion	Total credit provided and capital raised (including loans and commitments)

$182 billion	Credit for consumers

$27 billion	Credit for U.S. small businesses

$775 billion	Credit for corporations

$709 billion	Capital for corporate clients and non-U.S. government entities

$37 billion	Credit and capital for nonprofit and U.S. government entities(a)
(a)Includes states, municipalities, hospitals and universities.

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
In May 2023, the FDIC issued a notice of proposed rulemaking recommending a special assessment related to the systemic risk determination made on March 12, 2023, to recover losses to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors resulting from recent bank resolutions. In its current form, the rule would impose a special assessment at an annual rate of 12.5 basis points on certain banks’ estimated uninsured deposits reported as of December 31, 2022. If this rule remains as proposed, the Firm expects to recognize an estimated assessment expense of approximately $3 billion (pre-tax) when the rule is finalized.
Full-year 2023
•Management expects net interest income to be approximately $88.5 billion and net interest income excluding Markets to be approximately $89 billion, market dependent.
•Management expects adjusted expense to be approximately $84 billion, market dependent and excluding any FDIC special assessment.
•Management expects the net charge-off rate in Card Services to be approximately 2.5%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20.

Business Developments
First Republic acquisition
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver.
JPMorgan Chase’s Consolidated Financial Statements as of and for the period ended September 30, 2023 reflect the impact of First Republic. Where meaningful to the disclosure, the impact of the First Republic acquisition, as well as subsequent related business and activities, are disclosed in various sections of this Form 10-Q. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with the First Republic acquisition to align with the Firm’s businesses and operations. The Firm also continues to evaluate to which segments certain clients, products and services, primarily deposits, should be allocated. Accordingly, reporting classifications and allocations may change in future periods, including across the Firm's segments.
Refer to Note 28 and page 23 for additional information related to First Republic.
Current market and economic conditions
Refer to Part I, Item 1A, Risk Factors on pages 9-32 of JPMorgan Chase's 2022 Form 10-K and Part II, Item 1A, Risk Factors on page 209 of this Form 10-Q for a discussion of material risk factors that could affect the Firm. These risk factors include potential impacts to the Firm associated with current market and economic conditions, including inflationary pressures, higher interest rates and ongoing geopolitical tensions and hostilities, any or all of which could result in additional market disruption, government actions (including with respect to monetary policies), continuing impacts to global supply chains, and other geopolitical risks.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2023 and 2022, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 91-93 of this Form 10-Q and pages 149-152 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Investment banking fees	$1,722	$1,674	3%	$4,884	$5,268	(7)%
Principal transactions	6,210	5,383	15	20,735	15,478	34
Lending- and deposit-related fees	2,039	1,731	18	5,487	5,443	1
Asset management fees	3,904	3,495	12	11,143	10,664	4
Commissions and other fees	1,705	1,574	8	5,139	5,007	3
Investment securities losses	(669)	(959)	30	(2,437)	(1,506)	(62)
Mortgage fees and related income	414	314	32	913	1,152	(21)
Card income	1,209	1,086	11	3,537	3,194	11
Other income(a)(b)(c)	614	900	(32)	4,913	2,930	68
Noninterest revenue	17,148	15,198	13	54,314	47,630	14
Net interest income	22,726	17,518	30	65,216	46,518	40
Total net revenue	$39,874	$32,716	22%	$119,530	$94,148	27%
(a)    Included operating lease income of $695 million and $870 million for the three months ended September 30, 2023 and 2022, respectively, and $2.2 billion and $2.9 billion for the nine months ended September 30, 2023 and 2022, respectively.
(b) Included measurement period adjustments of $100 million in the three months ended September, 2023, increasing the estimated bargain purchase gain to $2.8 billion in Corporate, for the nine months ended September 30, 2023, associated with the First Republic acquisition. Refer to Business Segment Results on page 23, and Notes 6 and 28 for additional information.
(c)    Includes losses on tax-oriented investments. Refer to Note 6 for additional information.
Quarterly results
Investment banking fees in CIB included:
•higher debt underwriting fees driven by higher issuance activity in high-yield bonds and higher originations in leveraged loans reflecting wallet share gains, partially offset by lower issuance activity in high-grade bonds impacted by higher rates, and
•lower advisory fees due to a lower number of completed transactions, reflecting the lower level of announced deals in prior periods amid a challenging environment.
Refer to Business Segment Results and CIB segment results on pages 21-46 and pages 29-35, respectively, and Note 6 for additional information.
Principal transactions revenue increased, reflecting in CIB:
•higher principal transactions revenue in Equity Markets, primarily in Equity Derivatives and Prime Finance. The higher principal transactions revenue in Equities was more than offset by lower Equity Markets net interest income, primarily due to higher funding costs, and
•in Fixed Income Markets, principal transactions revenue was relatively flat, primarily due to lower revenue in Rates and Currencies & Emerging Markets, offset by higher revenue in Securitized Products and Fixed Income Financing.
The increase in principal transactions revenue also included the impact of higher short-term cash deployment activities in Treasury and CIO as a result of the current interest rate environment.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB and Corporate segment results on pages 29-35 and pages 45-46, respectively, and Note 6 for additional information.
Lending- and deposit-related fees increased due to:
•higher lending-related revenue driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CB, partially offset by
•lower cash management fees in CIB and CB driven by the higher level of credits earned by clients that reduce such fees.
Refer to CIB, CB and AWM segment results on pages 29-35, pages 36-39 and pages 40-44, respectively, and Note 6 and Note 28 for additional information on the First Republic acquisition.

Asset management fees increased driven by strong net inflows and higher average market levels in AWM and CCB, and the impact of First Republic in CCB.
Refer to CCB and AWM segment results on pages 24-28 and pages 40-44, respectively, and Note 6 for additional information; and Business Segment Results on page 23 for additional information on First Republic.
Commissions and other fees increased largely driven by higher commissions on brokerage activities and higher administration fees.
Refer to CIB and AWM segment results on pages 29-35 and pages 40-44, respectively, and Note 6 for additional information.
Investment securities losses reflected lower net losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate segment results on pages 45-46 and Note 10 for additional information.
Mortgage fees and related income increased in Home Lending, reflecting the impact of First Republic, higher production revenue, and higher net mortgage servicing revenue.
Refer to CCB segment results on pages 24-28 and Notes 6 and 15 for additional information.
Card income increased in CIB and CB, reflecting growth in merchant processing volume in J.P. Morgan Payments.
Card income increased in CCB, reflecting higher net interchange from the impact of an increase in debit and credit card sales volume, and higher annual fees, predominantly offset by higher amortization related to new account origination costs.
Refer to Business Segment Results, CCB, CIB and CB segment results on pages 21-46, pages 24-28, pages 29-35 and pages 36-39, respectively, Critical Accounting Estimates on pages 91-93, and Note 6 for additional information.
Other income decreased, reflecting:
•lower auto operating lease income in CCB due to a decline in volume, and
•the net impact of equity investments in CIB, including impairment losses in the current period, largely offset by
•measurement period adjustments of $100 million resulting in an increase to the estimated bargain purchase gain associated with the First Republic acquisition.
Refer to Business Segment Results on page 23 and Note 28 for additional information on the First Republic acquisition; and Note 5 for additional information on net investment hedges.
Net interest income increased driven by higher rates, the impact of First Republic, and higher revolving balances in Card Services, partially offset by lower average deposit balances and lower Markets net interest income.
The Firm’s average interest-earning assets were $3.3 trillion, down $13 billion, and the yield was 5.32%, up 227 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.72%, an increase of 63 bps. The net yield excluding Markets was 3.89%, up 108 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 198 for further information; and Business Segment Results on page 23 and Note 28 for additional information on the First Republic acquisition.
Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of Net yield excluding Markets.
Year-to-date results
Investment banking fees decreased, reflecting in CIB:
•lower debt underwriting fees as challenging market conditions, primarily in the first half of the year, resulted in lower issuance activity across leveraged loans, high-grade bonds and investment-grade loans. This was partially offset by higher issuance activity in high-yield bonds driven by higher industry-wide issuance, and
•lower advisory fees due to a lower number of completed transactions, reflecting the lower level of announced deals in prior periods amid a challenging environment.
Principal transactions revenue increased, reflecting in CIB:
•higher Equity Markets net revenue in principal transactions, primarily in Prime Finance and Equity Derivatives,
•higher Fixed Income Markets net revenue in principal transactions, primarily in Securitized Products and Fixed Income Financing, largely offset by lower revenue in Rates and Currencies & Emerging Markets,
–the increase in Markets principal transactions revenue was more than offset by a decline in Markets net interest income, primarily due to higher funding costs
•losses of $178 million in Credit Adjustments & Other, largely driven by losses on certain components of fair value option elected liabilities, compared with losses of $773 million in the prior year.
The increase in principal transactions revenue also included the impact of higher short-term cash deployment activities in Treasury and CIO as a result of the current interest rate environment.
Lending- and deposit-related fees was relatively flat, reflecting:
•higher lending-related revenue driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CB, predominantly offset by
•lower cash management fees in CIB and CB driven by the higher level of credits earned by clients that reduce such fees.

Asset management fees increased driven by the impact of First Republic, higher average market levels and strong net inflows in CCB, and in AWM strong net inflows as well as the removal of most money market fund fee waivers.
Commissions and other fees increased driven by higher commissions on travel-related services and annuity sales in CCB.
Investment securities losses reflected higher net losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in both periods in Treasury and CIO.
Mortgage fees and related income decreased in Home Lending, reflecting:
•lower production revenue due to a decline in volume, and
•lower net mortgage servicing revenue due to lower net gains in MSR risk management and lower operating revenue.
Card income increased in CIB and CB, reflecting growth in merchant processing volume and Commercial Card transactions in J.P. Morgan Payments.
Card income increased in CCB, reflecting
•higher net interchange from the impact of an increase in debit and credit card sales volume, and a reduction in rewards costs and partner payments in the first quarter of 2023 related to a periodic tax refund on airline miles redeemed, largely offset by an increase to the rewards liability due to adjustments to certain reward program terms in the second quarter of 2023, and
•lower other card income driven by higher amortization related to new account origination costs, predominantly offset by higher annual fees.
Other income increased, reflecting:
•the $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition in Corporate,
•the impact of net investment hedges, primarily in the first half of 2023, in Treasury and CIO, and
•a gain of $339 million recognized in the first quarter of 2023 in AWM on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity, partially offset by
•lower auto operating lease income in CCB due to a decline in volume,
•the net impact of equity investments in CIB, including impairment losses in the third quarter of 2023,
•the absence of proceeds from an insurance settlement in the prior year,
•the absence of a gain in the prior year on an equity-method investment received in partial satisfaction of a loan in CB, and
•lower net gains related to certain other Corporate investments.
Net interest income increased driven by higher rates, higher revolving balances in Card Services, and the impact of First Republic, partially offset by lower Markets net interest income and lower average deposit balances.
The Firm’s average interest-earning assets were $3.3 trillion, down $80 billion, and the yield was 5.01%, up 263 bps. The net yield on these assets, on an FTE basis, was 2.66%, an increase of 81 bps. The net yield excluding Markets was 3.84%, up 150 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Consumer, excluding credit card	$(75)	$(69)	(9)%	$728	$166	339%
Credit card	1,527	592	158%	4,073	1,828	123
Total consumer	1,452	523	178	4,801	1,994	141
Wholesale	(81)	1,000	NM	1,730	2,088	(17)
Investment securities	13	14	(7)	27	19	42
Total provision for credit losses	$1,384	$1,537	(10)%	$6,558	$4,101	60%
Quarterly results
The provision for credit losses was $1.4 billion, reflecting $1.5 billion of net charge-offs and a $113 million net reduction in the allowance for credit losses.
Net charge-offs increased $770 million, predominantly driven by Card Services in CCB, as the portfolio continues to normalize to pre-pandemic levels.
The net reduction in the allowance for credit losses of $113 million consisted of:
•$184 million in wholesale, predominantly driven by the impact of changes in the loan and lending-related commitment portfolios in CIB, partially offset by the net effect of changes in the Firm's macroeconomic scenarios, partially offset by
•a net addition of $58 million in consumer, primarily driven by CCB, comprised of $301 million in Card Services, predominantly offset by a $250 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, largely offset by changes in the Firm's macroeconomic outlook including a lower forecasted unemployment rate, and reduced borrower uncertainty. The net reduction in Home Lending was driven by improvements in the outlook for home prices.
The prior year included an $808 million net addition to the allowance for credit losses and net charge-offs of $727 million.
Refer to CCB segment results on pages 24-28, CIB on pages 29-35, CB on pages 36-39, AWM on pages 40-44, Corporate on pages 45-46; Allowance for Credit Losses on pages 80-82; Notes 10 and 13 for additional information on the credit portfolio and the allowance for credit losses; and Business Segment Results on page 23 for additional information on First Republic.
Year-to-date results
The provision for credit losses was $6.6 billion, reflecting $4.0 billion of net charge-offs and a $2.5 billion net addition to the allowance for credit losses.
Net charge-offs increased $2.1 billion, primarily driven by Card Services in CCB, as the portfolio continues to normalize to pre-pandemic levels.
The net addition to the allowance for credit losses consisted of:
•$707 million in consumer, predominantly driven by CCB, comprised of $801 million in Card Services, partially offset by a $200 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, partially offset by reduced borrower uncertainty and the net effect of changes in the Firm's weighted average macroeconomic outlook. The net reduction in Home Lending was largely driven by improvements in the outlook for home prices, and
•$616 million in wholesale, driven by net downgrade activity, the net effect of changes in the Firm's weighted average macroeconomic outlook, including deterioration in the outlook for commercial real estate in CB, partially offset by the impact of changes in the loan and lending-related commitment portfolios in CIB in the third quarter of 2023.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The prior year included a $2.1 billion net addition to the allowance for credit losses and net charge-offs of $2.0 billion.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Compensation expense(a)	$11,726	$10,539	11%	$34,618	$31,627	9%
Noncompensation expense:
Occupancy	1,197	1,162	3	3,382	3,425	(1)
Technology, communications and equipment(b)	2,386	2,366	1	6,837	7,102	(4)
Professional and outside services	2,620	2,481	6	7,629	7,522	1
Marketing	1,126	1,017	11	3,293	2,818	17
Other expense(c)	2,702	1,613	68	6,927	4,624	50
Total noncompensation expense(d)	10,031	8,639	16	28,068	25,491	10
Total noninterest expense	$21,757	$19,178	13%	$62,686	$57,118	10%
(a)Includes the impact of 4,774 individuals associated with First Republic who became employees on July 2, 2023.
(b)Includes depreciation expense associated with auto operating lease assets.
(c)Included Firmwide legal expense of $665 million and $47 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $239 million for the nine months ended September 30, 2023 and 2022, respectively; as well as FDIC-related expense of $342 million and $209 million for the three months ended September 30, 2023 and 2022, respectively, and $997 million and $623 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 6 for additional information.
(d)Included the impact of First Republic of $424 million and $1.0 billion for the three and nine months ended September 30, 2023, respectively. The nine months ended September 30, 2023, included expenses recorded in the second quarter of 2023 associated with the First Republic individuals who were not employees of the Firm until July 2, 2023. Refer to Business Segment Results on page 23 for additional information.
Quarterly results
Compensation expense increased driven by:
•additional headcount, primarily in front office and technology, as well as the impact of wage inflation, and
•the impact of First Republic, largely in CCB.
Noncompensation expense increased as a result of:
•the impact of First Republic in CCB and Corporate,
•higher legal expense, predominantly in CIB,
•higher investments in the businesses, including technology and marketing, and
•higher other expense, including higher indirect tax expense in CIB and the increase in the FDIC assessment that was announced in October 2022, partially offset by
•lower depreciation expense on lower Auto lease assets.
Refer to Business Segment Results on page 23 for additional information on First Republic.
Year-to-date results
Compensation expense increased driven by:
•additional headcount, primarily in front office and technology, as well as the impact of wage inflation,
•the impact of First Republic in the third quarter of 2023, largely in CCB, and
•higher revenue-related compensation in AWM and CCB, partially offset by a decline in CIB.
Noncompensation expense increased as a result of:
•the impact of First Republic in Corporate and CCB,
•higher investments in the business, including marketing and technology,
•higher legal expense, predominantly in CIB and Corporate, and
•higher other expense, including the increase in the FDIC assessment that was announced in October 2022, higher indirect tax expense in CIB, and higher travel and entertainment expense across the segments, partially offset by
•lower depreciation expense on lower Auto lease assets.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Income before income tax expense	$16,733	$12,001	39%	$50,286	$32,929	53%
Income tax expense	3,582	2,264	58	10,041	6,261	60
Effective tax rate	21.4%	18.9%		20.0%	19.0%

Quarterly results
The effective tax rate increased predominantly driven by lower benefits associated with tax audit settlements and changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes.
Year-to-date results
The effective tax rate increased driven by:
•the higher level of pre-tax income and changes in the mix of income and expenses subject to U.S. federal and state and local taxes and lower benefits associated with tax audit settlements and vesting of employee stock based awards, partially offset by
•the impact of the income tax expense associated with the First Republic acquisition that was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm’s effective tax rate.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2023 and December 31, 2022.

Selected Consolidated balance sheets data
(in millions)	September 30, 2023	December 31, 2022	Change
Assets
Cash and due from banks	$24,921	$27,697	(10)%
Deposits with banks	486,448	539,537	(10)
Federal funds sold and securities purchased under resale agreements	350,059	315,592	11
Securities borrowed	188,279	185,369	2
Trading assets	601,993	453,799	33
Available-for-sale securities	197,119	205,857	(4)
Held-to-maturity securities	388,261	425,305	(9)
Investment securities, net of allowance for credit losses	585,380	631,162	(7)
Loans	1,310,059	1,135,647	15
Allowance for loan losses	(21,946)	(19,726)	11
Loans, net of allowance for loan losses	1,288,113	1,115,921	15
Accrued interest and accounts receivable	127,752	125,189	2
Premises and equipment	29,677	27,734	7
Goodwill, MSRs and other intangible assets	64,910	60,859	7
Other assets	150,801	182,884	(18)
Total assets	$3,898,333	$3,665,743	6%
Cash and due from banks and deposits with banks decreased primarily as a result of First Republic, which included the impact of the repayment of deposits provided to First Republic Bank in March 2023 by the consortium of large U.S. banks and amounts paid to the FDIC, as well as loan growth. Deposits with banks reflect the Firm’s placement of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher demand for securities to cover short positions and higher collateral requirements, partially offset by a decrease in client-driven market-making activities, net of the lower level of netting.
Refer to Note 11 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased predominantly driven by CIB due to higher levels of debt and equity instruments in Markets, in response to demand from client-driven market-making activities, and when compared with the seasonally lower levels at year-end. The increase was also attributable to the impact of higher short-term cash deployment activities in Treasury and CIO as a result of the current interest rate environment. Refer to Notes 2 and 5 for additional information.
Investment securities decreased due to:
•lower available-for-sale ("AFS") securities driven by maturities and paydowns, partially offset by net purchases, the impact of First Republic, and the transfer of securities from held-to-maturity (“HTM”) in the first quarter of 2023, and
•lower HTM securities driven by maturities and paydowns, and the transfer of securities to AFS.
Refer to Corporate segment results on pages 45-46,
Investment Portfolio Risk Management on page 83, and Notes 2 and 10 for additional information.
Loans increased, reflecting:
•$147 billion of loans associated with First Republic, primarily reflected in CCB, CB and AWM.
The increase also included:
•growth in new accounts and revolving balances in Card Services, as the portfolio continues to normalize to pre-pandemic levels,
•higher revolver utilization and originations in CB, and
•growth in Auto loans.
The allowance for loan losses increased, reflecting:
•a net addition to the allowance for loan losses of $1.7 billion, consisting of:
–$1.0 billion in wholesale, driven by net downgrade activity and the net effect of changes in the Firm's weighted average macroeconomic outlook, including deterioration in the outlook for commercial real estate in CB, partially offset by the impact of changes in the loan portfolio in CIB in the third quarter of 2023, and
–$725 million in consumer, predominantly driven by CCB, comprised of $801 million in Card Services, partially offset by a $200 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, partially offset by reduced borrower uncertainty and the net effect of changes in the Firm's weighted average macroeconomic outlook. The net reduction in Home Lending was largely driven by improvements in the outlook for home prices, and
•$1.1 billion to establish the allowance for the First Republic loans in the second quarter of 2023.
The allowance for loan losses also reflected a reduction of

$587 million, on January 1, 2023, as a result of the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. References in this Form 10-Q to "changes to the TDR accounting guidance" pertain to the Firm's adoption of this guidance.
There was also a $308 million net reduction in the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Credit and Investment Risk Management on pages 62-83, and Notes 2, 3, 12 and 13 for additional information on loans and the total allowance for credit losses; and Business Segment Results on page 23 and Note 28 for additional information on the First Republic acquisition.
Accrued interest and accounts receivable increased as a result of receivables associated with U.S. Treasuries that matured in Treasury and CIO, and higher receivables related to unsettled trades, predominantly offset by lower client receivables related to client-driven activities in Markets.
Goodwill, MSRs and other intangible assets increased predominantly due to:
•the other intangibles and goodwill related to the Firm's acquisition of the remaining 51% interest in CIFM,
•core deposit intangibles associated with the First Republic acquisition, and
•higher MSRs as a result of net additions primarily from purchases, and the impact of higher interest rates, partially offset by the realization of expected cash flows.
Refer to Note 15 and 28 for additional information.
Other assets decreased reflecting the impact of the change in the type of collateral placed with central counterparties ("CCPs") from cash to securities.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2023	December 31, 2022	Change
Liabilities
Deposits	$2,379,526	$2,340,179	2%
Federal funds purchased and securities loaned or sold under repurchase agreements	268,750	202,613	33
Short-term borrowings	45,470	44,027	3
Trading liabilities	207,457	177,976	17
Accounts payable and other liabilities	292,070	300,141	(3)
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	24,896	12,610	97
Long-term debt	362,793	295,865	23
Total liabilities	3,580,962	3,373,411	6
Stockholders’ equity	317,371	292,332	9
Total liabilities and stockholders’ equity	$3,898,333	$3,665,743	6%
Deposits increased, reflecting:
• net issuances of structured notes in CIB as a result of client demand, as well as deposit inflows related to client-driven activities in Securities Services and Payments,
• an increase in Corporate related to the Firm's international consumer initiatives,
• a net increase in CCB due to $64 billion of deposits associated with First Republic, predominantly offset by a net reduction reflecting higher customer spending in existing accounts,
•     a net decrease in AWM from continued migration into higher-yielding investments as a result of the rising interest rate environment, partially offset by growth from new and existing customers resulting from new offerings, and
•     continued deposit attrition in CB driven by higher rates and seasonal outflows, partially offset by the retention of inflows associated with disruptions in the market in the first quarter of 2023.
Federal funds purchased and securities loaned or sold under repurchase agreements increased due to higher secured financing of trading assets and the impact of a lower level of netting on client-driven market-making activities in Markets.
Refer to Liquidity Risk Management on pages 54-61 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 16 for deposits and Note 11 for federal funds purchased and securities loaned or sold under repurchase agreements; Business Segment Results on page 23 and Note 28 for additional information on the First Republic acquisition.
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
Beneficial interests issued by consolidated VIEs increased in CIB primarily driven by higher levels of Firm-administered multi-seller conduit commercial paper held by third parties, reflecting changes in the Firm’s short-term liquidity management. Refer to Liquidity Risk Management on pages 54-61 and Notes 14 and 24 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased, reflecting the impact of First Republic, which included the Purchase Money Note issued to the FDIC, as well as FHLB advances, partially offset by maturities and redemptions in Treasury and CIO. Refer to Liquidity Risk Management on pages 54-61; and Note 28 for additional information on the First Republic acquisition.
Stockholders’ equity: refer to Consolidated statements of changes in stockholders’ equity on page 99, Capital Actions on page 52, and Note 21 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2023 and 2022.

(in millions)	Nine months ended September 30,
	2023	2022
Net cash provided by/(used in)
Operating activities	$(47,257)	$5,897
Investing activities	(12,239)	(86,289)
Financing activities	10,326	16,087
Effect of exchange rate changes on cash	(6,695)	(32,342)
Net decrease in cash and due from banks and deposits with banks	$(55,865)	$(96,647)
Operating activities
•In 2023, cash used resulted from higher trading assets and lower accounts payable and other liabilities, partially offset by lower other assets and higher trading liabilities.
•In 2022, cash provided reflected higher accounts payable and other liabilities, trading liabilities, and net proceeds from loans held-for-sale, predominantly offset by higher trading assets.
Investing activities
•In 2023, cash used resulted from higher securities purchased under resale agreements, higher net loan originations, and net cash used in the First Republic acquisition, predominantly offset by proceeds from paydowns and maturities of investment securities and from sales and securitizations of loans held-for-investment.
•In 2022, cash used resulted from net loan originations and higher securities purchased under resale agreements, partially offset by net proceeds of investment securities.
Financing activities
•In 2023, cash provided reflected higher securities loaned or sold under repurchase agreements and higher beneficial interests issued by consolidated VIEs, largely offset by net outflows in deposits, which included the impact of the repayment of the deposits provided to First Republic Bank by the consortium of large U.S. banks that the Firm assumed as part of the First Republic acquisition.
•In 2022, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings, largely offset by lower deposits.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 16-18, Capital Risk Management on pages 48-53, and Liquidity Risk Management on pages 54-61, and the Consolidated Statements of Cash Flows on page 100 of this Form 10-Q, and pages 97-104 of JPMorgan Chase’s 2022 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2023			2022
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$614	$682	$1,296	$900	$663	$1,563
Total noninterest revenue	17,148	682	17,830	15,198	663	15,861
Net interest income	22,726	130	22,856	17,518	112	17,630
Total net revenue	39,874	812	40,686	32,716	775	33,491
Total noninterest expense	21,757	NA	21,757	19,178	NA	19,178
Pre-provision profit	18,117	812	18,929	13,538	775	14,313
Provision for credit losses	1,384	NA	1,384	1,537	NA	1,537
Income before income tax expense	16,733	812	17,545	12,001	775	12,776
Income tax expense	3,582	812	4,394	2,264	775	3,039
Net income	$13,151	NA	$13,151	$9,737	NA	$9,737

Overhead ratio	55%	NM	53%	59%	NM	57%

	Nine months ended September 30,
	2023			2022
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$4,913	$2,539	$7,452	$2,930	$2,250	$5,180
Total noninterest revenue	54,314	2,539	56,853	47,630	2,250	49,880
Net interest income	65,216	354	65,570	46,518	313	46,831
Total net revenue	119,530	2,893	122,423	94,148	2,563	96,711
Total noninterest expense	62,686	NA	62,686	57,118	NA	57,118
Pre-provision profit	56,844	2,893	59,737	37,030	2,563	39,593
Provision for credit losses	6,558	NA	6,558	4,101	NA	4,101
Income before income tax expense	50,286	2,893	53,179	32,929	2,563	35,492
Income tax expense	10,041	2,893	12,934	6,261	2,563	8,824
Net Income	$40,245	NA	$40,245	$26,668	NA	$26,668

Overhead ratio	52%	NM	51%	61%	NM	59%
(a)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Net interest income – reported	$22,726	$17,518	30%	$65,216	$46,518	40%
Fully taxable-equivalent adjustments	130	112	16	354	313	13
Net interest income – managed basis(a)	$22,856	$17,630	30	$65,570	$46,831	40
Less: Markets net interest income(b)	(317)	707	NM	(909)	4,474	NM
Net interest income excluding Markets(a)	$23,173	$16,923	37	$66,479	$42,357	57

Average interest-earning assets	$3,331,728	$3,344,949	—	$3,297,843	$3,377,390	(2)
Less: Average Markets interest-earning assets(b)	970,789	952,488	2	985,703	957,837	3
Average interest-earning assets excluding Markets	$2,360,939	$2,392,461	(1)	$2,312,140	$2,419,553	(4)

Net yield on average interest-earning assets – managed basis	2.72%	2.09%		2.66%	1.85%
Net yield on average Markets interest-earning assets(b)	(0.13)	0.29		(0.12)	0.62
Net yield on average interest-earning assets excluding Markets	3.89%	2.81%		3.84%	2.34%

Noninterest revenue – reported	$17,148	$15,198	13	$54,314	$47,630	14
Fully taxable-equivalent adjustments	682	663	3	2,539	2,250	13
Noninterest revenue – managed basis	$17,830	$15,861	12	$56,853	$49,880	14
Less: Markets noninterest revenue(b)	6,898	6,064	14	22,890	18,840	21
Noninterest revenue excluding Markets	$10,932	$9,797	12	$33,963	$31,040	9

Memo: Total Markets net revenue(b)	$6,581	$6,771	(3)	$21,981	$23,314	(6)
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 34 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2023	Dec 31, 2022	Three months ended September 30,		Nine months ended September 30,
			2023	2022	2023	2022
Common stockholders’ equity	$289,967	$264,928	$284,798	$252,944	$278,010	$251,147
Less: Goodwill	52,492	51,662	52,427	51,323	52,164	50,739
Less: Other intangible assets	3,309	1,224	3,511	1,208	2,342	1,076
Add: Certain deferred tax liabilities(a)	3,025	2,510	3,080	2,512	2,846	2,504
Tangible common equity	$237,191	$214,552	$231,940	$202,925	$226,350	$201,836

Return on tangible common equity	NA	NA	22%	18%	23%	17%
Tangible book value per share	$82.04	$73.12	NA	NA	NA	NA
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

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2023	2022		Change	2023	2022		Change	2023	2022	Change
Total net revenue	$18,362	$14,281	(a)	29%	$11,730	$11,925	(a)	(2)%	$4,031	$3,048	32%
Total noninterest expense	9,105	7,983	(a)	14	7,443	6,682	(a)	11	1,375	1,180	17
Pre-provision profit/(loss)	9,257	6,298		47	4,287	5,243		(18)	2,656	1,868	42
Provision for credit losses	1,446	529		173	(185)	513		NM	90	618	(85)
Net income/(loss)	5,895	4,344	(a)	36	3,092	3,522	(a)	(12)	1,935	946	105
Return on equity (“ROE”)	41%	34%			11%	13%			25%	14%

Three months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2023	2022	Change	2023	2022	Change	2023	2022	Change
Total net revenue	$5,005	$4,539	10%	$1,558	$(302)	NM	$40,686	$33,491	21%
Total noninterest expense	3,138	3,028	4	696	305	128	21,757	19,178	13
Pre-provision profit/(loss)	1,867	1,511	24	862	(607)	NM	18,929	14,313	32
Provision for credit losses	(13)	(102)	87	46	(21)	NM	1,384	1,537	(10)
Net income/(loss)	1,417	1,219	16	812	(294)	NM	13,151	9,737	35
ROE	32%	28%		NM	NM		18%	15%

Nine months ended September 30,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2023	2022		Change	2023	2022		Change	2023	2022	Change
Total net revenue	$52,051	$39,021	(a)	33%	$37,849	$37,504	(a)	1%	$11,530	$8,129	42%
Total noninterest expense	25,483	23,296	(a)	9	21,820	20,855	(a)	5	3,983	3,465	15
Pre-provision profit/(loss)	26,568	15,725		69	16,029	16,649		(4)	7,547	4,664	62
Provision for credit losses	4,710	1,968		139	(89)	1,017		NM	1,604	984	63
Net income/(loss)	16,444	10,360	(a)	59	11,605	11,611	(a)	—	4,490	2,790	61
ROE	40%	27%			14%	14%			20%	14%

Nine months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2023	2022	Change	2023	2022	Change	2023	2022	Change
Total net revenue	$14,732	$13,160	12%	$6,261	$(1,103)	NM	$122,423	$96,711	27%
Total noninterest expense	9,392	8,807	7	2,008	695	189	62,686	57,118	10
Pre-provision profit/(loss)	5,340	4,353	23	4,253	(1,798)	NM	59,737	39,593	51
Provision for credit losses	160	96	67	173	36	381	6,558	4,101	60
Net income/(loss)	4,010	3,231	24	3,696	(1,324)	NM	40,245	26,668	51
ROE	32%	25%		NM	NM		19%	14%
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
Selected metrics - Wealth Management

	September 30, 2023		September 30, 2022
Client assets (in billions)(a)	$2,929	(b)	$2,302
Number of client advisors	8,867		8,127
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)At September 30, 2023, included $140.6 billion of client investment assets associated with First Republic.

Selected metrics - J.P. Morgan Payments

(in millions, except where otherwise noted)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total net revenue(a)	$4,504	$3,762	$13,691	$9,487
Merchant processing volume (in billions)	610.1	545.4	1,769.0	1,575.2
Average deposits (in billions)	702	748	710	794
(a)Includes certain revenues that are reported as investment banking product revenue in CB, and excludes the net impact of equity investments.
Segment information related to First Republic
The following table presents selected impacts to CCB, CB, AWM and Corporate associated with First Republic from the acquisition date of May 1, 2023.

	As of or for the three months ended September 30, 2023
(in millions)	Consumer & Community Banking	Commercial Banking	Asset & Wealth Management	Corporate		Total
Selected Income Statement Data
Revenue
Asset management fees	$142	$—	$—	$—		$142
All other income	191	144	203	81	(a)	619
Noninterest revenue	333	144	203	81		761
Net interest income	1,022	222	233	(3)		1,474
Total net revenue	1,355	366	436	78		2,235

Provision for credit losses	(2)	26	(31)	—		(7)
Noninterest expense	583	18	17	240		858
Net income	589	245	342	(99)		1,077

Selected Balance Sheet Data (period-end)
Loans	$94,333	$38,729	$12,026	$—		$145,088	(b)
Deposits	63,945	—	—	—		63,945

	As of or for the nine months ended September 30, 2023
(in millions)	Consumer & Community Banking	Commercial Banking	Asset & Wealth Management	Corporate		Total
Selected Income Statement Data
Revenue
Asset management fees	$249	$—	$—	$—		$249
All other income	296	144	377	2,843	(a)	3,660
Noninterest revenue	545	144	377	2,843		3,909
Net interest income	1,641	400	362	(32)		2,371
Total net revenue	2,186	544	739	2,811		6,280

Provision for credit losses	406	634	115	—		1,155
Noninterest expense	620	18	17	802		1,457
Net income	882	(82)	461	2,202		3,463

Selected Balance Sheet Data (period-end)
Loans	$94,333	$38,729	$12,026	$—		$145,088	(b)
Deposits	63,945	—	—	—		63,945
(a)Included the preliminary estimated bargain purchase gain of $2.7 billion recorded in other income. For the three months ended September 30, 2023, reflects measurement period adjustments of $100 million, increasing the estimated bargain purchase gain to $2.8 billion for the nine months ended September 30, 2023. Refer to Note 28 for additional information.
(b)Excluded $1.9 billion of loans transferred to the CIB as part of the First Republic acquisition.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2023 and 2022, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 63-66 of JPMorgan Chase's 2022 Form 10-K and Line of Business Metrics on page 206 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,					Nine months ended September 30,
(in millions, except ratios)	2023		2022		Change	2023		2022		Change
Revenue
Lending- and deposit-related fees	$836		$822		2%	$2,500		$2,482		1%
Asset management fees	891	(d)	662		35	2,383	(d)	2,072		15
Mortgage fees and related income	417		313		33	914		1,146		(20)
Card income	626		613	(f)	2	1,848		1,775	(f)	4
All other income(a)	1,212	(d)	1,302	(f)	(7)	3,503	(d)	3,942	(f)	(11)
Noninterest revenue	3,982		3,712		7	11,148		11,417		(2)
Net interest income	14,380	(d)	10,569		36	40,903	(d)	27,604		48
Total net revenue	18,362		14,281		29	52,051		39,021		33

Provision for credit losses	1,446	(d)	529		173	4,710	(d)	1,968		139

Noninterest expense
Compensation expense	3,975		3,345		19	11,148		9,753		14
Noncompensation expense(b)	5,130		4,638	(f)	11	14,335		13,543	(f)	6
Total noninterest expense	9,105	(d)	7,983		14	25,483	(d)	23,296		9
Income before income tax expense	7,811		5,769		35	21,858		13,757		59
Income tax expense	1,916		1,425	(f)	34	5,414		3,397	(f)	59
Net income	$5,895		$4,344		36	$16,444		$10,360		59

Revenue by line of business
Banking & Wealth Management	$11,345	(e)	$7,960	(f)	43	$32,322	(e)	$20,477	(f)	58
Home Lending	1,252	(e)	920		36	2,979	(e)	3,090		(4)
Card Services & Auto	5,765		5,401		7	16,750		15,454		8

Mortgage fees and related income details:
Production revenue	162		93		74	339		454		(25)
Net mortgage servicing revenue(c)	255		220		16	575		692		(17)
Mortgage fees and related income	$417		$313		33%	$914		$1,146		(20)%

Financial ratios
Return on equity	41%		34%	(f)		40%		27%
Overhead ratio	50		56			49		60
(a)Primarily includes operating lease income and commissions and other fees. For the three months ended September 30, 2023 and 2022, operating lease income was $685 million and $854 million, respectively, and $2.1 billion and $2.8 billion for the nine months ended September 30, 2023 and 2022, respectively.
(b)Included depreciation expense on leased assets of $458 million and $605 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 billion and $2.0 billion for the nine months ended September 30, 2023 and 2022, respectively.
(c)Included MSR risk management results of $111 million and $54 million for the three months ended September 30, 2023 and 2022, respectively, and $124 million and $191 million for the nine months ended September 30, 2023 and 2022, respectively.
(d)Includes First Republic. Refer to page 23 for additional information.
(e)Banking & Wealth Management and Home Lending included revenue associated with First Republic of $1.0 billion and $351 million, respectively, for the three months ended September 30, 2023, and $1.6 billion and $586 million, respectively, for the nine months ended September 30, 2023.
(f)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.

Quarterly results
Net income was $5.9 billion, up 36%.
Net revenue was $18.4 billion, up 29%.
Net interest income was $14.4 billion, up 36%, driven by:
•deposit margin expansion on higher rates, partially offset by lower average deposits in Banking & Wealth Management ("BWM"), and
•higher NII driven by increased revolving balances in Card Services, as well as the impact of First Republic in Home Lending.
Noninterest revenue was $4.0 billion, up 7%, driven by:
•the impact of First Republic in BWM, largely asset management fees, and
•higher mortgage fees and related income in Home Lending,
partially offset by
•lower auto operating lease income as a result of a decline in volume.
Card income was up 2%, reflecting higher net interchange from the impact of an increase in debit and credit card sales volume, and higher annual fees, predominantly offset by higher amortization related to new account origination costs.
Refer to Note 6 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 91-93 for card income.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Refer to Note 28 for additional information on the First Republic acquisition.
Noninterest expense was $9.1 billion, up 14%, reflecting:
•higher compensation expense, predominantly driven by an increase in headcount and wage inflation, including the impact of First Republic, and
•higher noncompensation expense, largely driven by the impact of First Republic including technology spend and the amortization of intangibles. The increase in noncompensation expense also reflects additional investments in technology and marketing, as well as the FDIC assessment increase announced in the prior year, largely offset by lower auto lease depreciation on lower auto lease assets.
The provision for credit losses was $1.4 billion, reflecting:
•net charge-offs of $1.4 billion, up $720 million, predominantly driven by Card Services, as the portfolio continues to normalize to pre-pandemic levels, and
•a $47 million net addition to the allowance for credit losses driven by $301 million in Card Services, predominantly offset by a $250 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, largely offset by changes in the Firm's macroeconomic outlook including a lower forecasted unemployment rate and reduced borrower uncertainty. The net reduction in Home Lending was driven by improvements in the outlook for home prices.
The prior year included a $150 million reduction in the allowance for credit losses across CCB.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $16.4 billion, up 59%.
Net revenue was $52.1 billion, up 33%.
Net interest income was $40.9 billion, up 48%, driven by:
•deposit margin expansion on higher rates, partially offset by lower average deposits and the impact of lower PPP loan forgiveness in BWM, and
•higher NII driven by increased revolving balances in Card Services, as well as the impact of First Republic in Home Lending.
Noninterest revenue was $11.1 billion, down 2%, driven by:
•lower auto operating lease income as a result of a decline in volume, and
•in Home Lending, lower production revenue from a decline in volume and lower net mortgage servicing revenue driven by lower net gains on MSR risk management and lower operating revenue, largely offset by
•the impact of First Republic in BWM, largely asset management fees, and
•higher travel-related commissions in Card Services.
Card income was up 4%, reflecting
•higher net interchange from the impact of an increase in debit and credit card sales volume, and a reduction in rewards costs and partner payments in the first quarter of 2023 related to a periodic tax refund on airline miles redeemed, largely offset by an increase to the rewards liability due to adjustments to certain reward program terms in the second quarter of 2023, and
•lower other card income driven by higher amortization related to new account origination costs, predominantly offset by higher annual fees.
Noninterest expense was $25.5 billion, up 9%, reflecting:
•higher compensation expense, driven by an increase in headcount and wage inflation, including the impact of First Republic in the third quarter of 2023, and higher revenue-related compensation, and
•higher noncompensation expense, driven by the impact of First Republic, investments in marketing and technology, as well as the FDIC assessment increase announced in the prior year, largely offset by lower auto lease depreciation on lower auto lease assets.

The provision for credit losses was $4.7 billion, reflecting:
•net charge-offs of $3.7 billion, up $1.9 billion, predominantly driven by Card Services, as the portfolio continues to normalize to pre-pandemic levels, and
•a $1.0 billion net addition to the allowance for credit losses, which included $801 million in Card Services, partially offset by a $200 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, partially offset by reduced borrower uncertainty, and the net effect of changes in the Firm's weighted average macroeconomic outlook, including the updates to the central scenario in the third quarter of 2023 and the impact of additional weight placed on the adverse scenarios in the first quarter of 2023. The net reduction in Home Lending was largely driven by improvements in the outlook for home prices.
The net addition also included $408 million to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The prior year included a $125 million addition to the allowance for credit losses across CCB.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Selected balance sheet data (period-end)
Total assets	$626,196		$500,752	25%	$626,196		$500,752	25%
Loans:
Banking & Wealth Management(a)	30,574	(d)	30,230	1	30,574	(d)	30,230	1
Home Lending(b)	261,858	(d)	174,618	50	261,858	(d)	174,618	50
Card Services	196,955		170,462	16	196,955		170,462	16
Auto	74,831		67,201	11	74,831		67,201	11
Total loans	564,218		442,511	28	564,218		442,511	28
Deposits	1,136,884	(e)	1,173,241	(3)	1,136,884	(e)	1,173,241	(3)
Equity	55,500		50,000	11	55,500		50,000	11
Selected balance sheet data (average)
Total assets	$622,760		$498,858	25	$569,076		$494,704	15
Loans:
Banking & Wealth Management	30,686	(f)	30,788	—	29,947	(f)	32,264	(7)
Home Lending(c)	264,041	(f)	176,852	49	222,248	(f)	176,891	26
Card Services	195,245		168,125	16	187,629		158,721	18
Auto	74,358		66,979	11	71,416		68,258	5
Total loans	564,330		442,744	27	511,240		436,134	17
Deposits	1,143,539	(g)	1,174,227	(3)	1,138,050	(g)	1,169,474	(3)
Equity	55,500		50,000	11	53,962		50,000	8

Headcount	141,125		133,803	5%	141,125		133,803	5%
(a)At September 30, 2023 and 2022, included $129 million and $791 million of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(b)At both September 30, 2023 and 2022, Home Lending loans held-for-sale and loans at fair value were $4.1 billion.
(c)Average Home Lending loans held-for sale and loans at fair value were $5.7 billion and $5.9 billion for the three months ended September 30, 2023 and 2022, respectively, and $4.8 billion and $8.3 billion for the nine months ended September 30, 2023 and 2022, respectively.
(d)At September 30, 2023, included $3.1 billion and $91.2 billion for Banking & Wealth Management and Home Lending, respectively, associated with First Republic.
(e)Includes First Republic. Refer to page 23 for additional information.
(f)Average Banking & Wealth Management and Home Lending loans associated with First Republic were $3.2 billion and $91.1 billion, respectively, for the three months ended September 30, 2023, and $2.0 billion and $49.8 billion, respectively, for the nine months ended September 30, 2023.
(g)Included $66.7 billion and $38.2 billion associated with First Republic for the three and nine months ended September 30, 2023, respectively.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except ratio data)	2023		2022	Change	2023		2022	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$3,690		$3,936	(6)%	$3,690		$3,936	(6)%
Net charge-offs/(recoveries)
Banking & Wealth Management	88		105	(16)	259		275	(6)
Home Lending	(16)		(59)	73	(62)		(196)	68
Card Services	1,227		592	107	3,273		1,678	95
Auto	100		41	144	232		86	170
Total net charge-offs/(recoveries)	$1,399		$679	106	$3,702		$1,843	101

Net charge-off/(recovery) rate
Banking & Wealth Management(c)	1.14%		1.35%		1.16%		1.14%
Home Lending	(0.02)		(0.14)		(0.04)		(0.16)
Card Services	2.49		1.40		2.33		1.41
Auto	0.53		0.24		0.43		0.17
Total net charge-off/(recovery) rate	0.99%		0.62%		0.98%		0.58%

30+ day delinquency rate
Home Lending(d)(e)	0.59%		0.78%		0.59%		0.78%
Card Services	1.94		1.23		1.94		1.23
Auto	1.13		0.75		1.13		0.75

90+ day delinquency rate - Card Services	0.94%		0.57%		0.94%		0.57%

Allowance for loan losses
Banking & Wealth Management	$686		$722	(5)	$686		$722	(5)
Home Lending	573	(f)	667	(14)	573	(f)	667	(14)
Card Services	11,901		10,400	14	11,901		10,400	14
Auto	742		715	4	742		715	4
Total allowance for loan losses	$13,902	(g)	$12,504	11%	$13,902	(g)	$12,504	11%
(a)At September 30, 2023 and 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $123 million and $219 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At September 30, 2023 and 2022, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for further information on consumer assistance.
(c)At September 30, 2023 and 2022, included $129 million and $791 million of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(d)At September 30, 2023 and 2022, the principal balance of loans under payment deferral programs offered in response to the COVID-19 pandemic was $89 million and $454 million in Home Lending, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for further information on consumer assistance.
(e)At September 30, 2023 and 2022, excluded mortgage loans insured by U.S. government agencies of $175 million and $284 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(f)At September 30, 2023, included $396 million allowance associated with First Republic.
(g)On January 1, 2023, the Firm adopted changes to the TDR accounting guidance. The adoption of this guidance resulted in a net decrease in the allowance for loan losses of $591 million, driven by residential real estate and credit card. Refer to Note 1 for further information.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2023		2022	Change	2023		2022	Change
Business Metrics
Number of branches	4,863		4,802	1%	4,863		4,802	1%
Active digital customers (in thousands)(a)	66,765	(f)	61,985	8	66,765	(f)	61,985	8
Active mobile customers (in thousands)(b)	53,221	(f)	48,904	9	53,221	(f)	48,904	9
Debit and credit card sales volume	$426.3		$395.8	8	$1,237.6		$1,144.3	8
Total payments transaction volume (in trillions)(c)	1.5	(f)	1.4	7	4.4	(f)	4.2	5

Banking & Wealth Management
Average deposits	$1,127.8	(g)	$1,156.9	(3)	$1,123.1	(g)	$1,152.2	(3)
Deposit margin	2.92%		1.83%		2.84%		1.46%
Business Banking average loans	$19.5		$21.3	(8)	$19.7		$22.9	(14)
Business banking origination volume	1.3		1.0	35	3.6		3.2	13
Client investment assets(d)	882.3		615.0	43	882.3		615.0	43
Number of client advisors	5,424		5,017	8	5,424		5,017	8

Home Lending
Mortgage origination volume by channel
Retail	$6.8	(h)	$7.8	(13)	$17.7	(h)	$33.9	(48)
Correspondent	4.2		4.3	(2)	10.2		24.8	(59)
Total mortgage origination volume(e)	$11.0		$12.1	(9)	$27.9		$58.7	(52)

Third-party mortgage loans serviced (period-end)	$637.8		$586.7	9	637.8		$586.7	9
MSR carrying value (period-end)	9.1		8.1	12	9.1		8.1	12

Card Services
Sales volume, excluding commercial card	$296.2		$272.3	9	$856.4		$779.9	10
Net revenue rate	9.60%		9.92%		9.69%		9.79%
Net yield on average loans	9.54		9.81		9.58		9.76

Auto
Loan and lease origination volume	$10.2		$7.5	36	$31.4		$22.9	37
Average auto operating lease assets	10.7		13.5	(21)%	11.1		14.9	(26)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 40-44 for additional information. At September 30, 2023, included $140.6 billion of client investment assets associated with First Republic.
(e)Firmwide mortgage origination volume was $13.0 billion and $15.2 billion for the three months ended September 30, 2023 and 2022, respectively, and $32.8 billion and $73.3 billion for the nine months ended September 30, 2023 and 2022, respectively.
(f)Excludes First Republic.
(g)Included $66.7 billion and $38.2 billion for the three and nine months ended September 30, 2023, respectively, associated with First Republic.
(h)Included $730 million and $1.9 billion for the three and nine months ended September 30, 2023, respectively, associated with First Republic.

CORPORATE & INVESTMENT BANK
Refer to pages 67-72 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on page 206 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2023	2022		Change	2023	2022		Change
Revenue
Investment banking fees (a)	$1,717	$1,762		(3)%	$4,928	$5,462		(10)%
Principal transactions	5,918	5,258		13	20,023	15,529		29
Lending- and deposit-related fees	556	589		(6)	1,628	1,871		(13)
Commissions and other fees	1,174	1,198		(2)	3,627	3,858		(6)
Card income	374	293	(c)	28	1,089	896	(c)	22
All other income	131	181	(c)	(28)	900	474	(c)	90
Noninterest revenue	9,870	9,281		6	32,195	28,090		15
Net interest income	1,860	2,644		(30)	5,654	9,414		(40)
Total net revenue(b)	11,730	11,925		(2)	37,849	37,504		1
Provision for credit losses	(185)	513		NM	(89)	1,017		NM

Noninterest expense
Compensation expense	3,425	3,311		3	10,971	10,827		1
Noncompensation expense	4,018	3,371	(c)	19	10,849	10,028	(c)	8
Total noninterest expense	7,443	6,682		11	21,820	20,855		5
Income before income tax expense	4,472	4,730		(5)	16,118	15,632		3
Income tax expense	1,380	1,208	(c)	14	4,513	4,021	(c)	12
Net income	$3,092	$3,522		(12)%	$11,605	$11,611		—%
Financial ratios
Return on equity	11%	13%			14%	14%
Overhead ratio	63	56			58	56	(c)
Compensation expense as percentage of total net revenue	29	28			29	29
(a)Includes CB's share of revenue from investment banking products sold to CB clients through the CIB that is subject to a revenue sharing arrangement which is reported as a reduction in All other income.
(b)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $643 million and $626 million for the three months ended September 30, 2023 and 2022, respectively and $2.4 billion and $2.1 billion for the nine months ended September 30, 2023 and 2022, respectively.
(c)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions)	2023	2022		Change	2023	2022		Change
Revenue by business
Investment Banking	$1,613	$1,713		(6)%	$4,667	$5,121		(9)%
Payments	2,094	2,039	(b)	3	6,941	5,459	(b)	27
Lending	291	323		(10)	857	1,054		(19)
Total Banking	3,998	4,075		(2)	12,465	11,634		7
Fixed Income Markets	4,514	4,469		1	14,780	14,878		(1)
Equity Markets	2,067	2,302		(10)	7,201	8,436		(15)
Securities Services	1,212	1,110		9	3,581	3,329		8
Credit Adjustments & Other(a)	(61)	(31)		(97)	(178)	(773)		77
Total Markets & Securities Services	7,732	7,850		(2)	25,384	25,870		(2)
Total net revenue	$11,730	$11,925		(2)%	$37,849	$37,504		1%
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

Quarterly results
Net income was $3.1 billion, down 12%.
Net revenue was $11.7 billion, down 2%.
Banking revenue was $4.0 billion, down 2%.
•Investment Banking revenue was $1.6 billion, down 6%. Investment Banking fees were down 3%, driven by lower advisory fees, largely offset by higher debt underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $767 million, down 10%, due to a lower number of completed transactions, reflecting the lower level of announced deals in prior periods amid a challenging environment.
–Debt underwriting fees were $676 million, up 8%, driven by higher issuance activity in high-yield bonds and higher originations in leveraged loans reflecting wallet share gains, partially offset by lower issuance activity in high-grade bonds impacted by higher rates.
–Equity underwriting fees were $274 million, down 6%, reflecting lower activity in private placements.
•Payments revenue was $2.1 billion, up 3%. Excluding the net impact of equity investments, which reflected an impairment in the current period, revenue was up 12%, driven by deposit margin expansion on higher rates, partially offset by lower average deposits.
•Lending revenue was $291 million, down 10%, and included $79 million of fair value losses on hedges of retained loans.
Markets & Securities Services revenue was $7.7 billion, down 2%. Markets revenue was $6.6 billion, down 3%.
•Fixed Income Markets revenue was $4.5 billion, up 1%, driven by an increase in finance and trading activity in Securitized Products as well as improved performance in Credit, predominantly offset by lower revenues in Currencies & Emerging Markets.
•Equity Markets revenue was $2.1 billion, down 10%, driven by lower revenues across products when compared with a stronger performance in the third quarter in the prior year.
•Securities Services revenue was $1.2 billion, up 9%, driven by deposit margin expansion on higher rates, partially offset by lower average deposits.
•Credit Adjustments & Other was a loss of $61 million, compared with a loss of $31 million in the prior year.
Noninterest expense was $7.4 billion, up 11%, predominantly driven by higher legal expense and higher compensation expense, primarily due to wage inflation.
The provision for credit losses was a net benefit of $185 million, reflecting a $230 million net reduction in the allowance for credit losses, driven by the impact of changes in the loan and lending-related commitment portfolios and changes in the central scenario. Net charge-offs were $45 million.
The prior year provision was $513 million, predominantly driven by an addition to the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income of $11.6 billion, was flat when compared to the prior year.
Net revenue was $37.8 billion, up 1%.
Banking revenue was $12.5 billion, up 7%.
•Investment Banking revenue was $4.7 billion, down 9%. Excluding $257 million of markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio recorded in the second quarter of 2022, Investment Banking revenue was down 13%. Investment Banking fees were down 10%, driven by lower debt underwriting and advisory fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $2.0 billion, down 14%, as challenging market conditions, primarily in the first half of the year, resulted in lower issuance activity across leveraged loans, high-grade bonds and investment-grade loans. This was partially offset by higher issuance activity in high-yield bonds driven by higher industry-wide issuance.
–Advisory fees were $2.1 billion, down 11%, due to a lower number of completed transactions, reflecting the lower level of announced deals in prior periods amid a challenging environment.
–Equity underwriting fees were $827 million, up 5%, driven by higher follow-on offerings due to lower equity market volatility and higher convertible securities offerings which benefited from higher rates, largely offset by lower activity in private placements amid a challenging environment.
•Payments revenue was $6.9 billion, up 27%. Excluding the net impact of equity investments, which reflected an impairment in the third quarter of 2023, revenue was up 31%, driven by deposit margin expansion on higher rates, partially offset by lower average deposits.
•Lending revenue was $857 million, down 19%, driven by $262 million of fair value losses on hedges of retained loans, compared to $86 million of gains in the prior year, partially offset by higher net interest income.
Markets & Securities Services revenue was $25.4 billion, down 2%. Markets revenue was $22.0 billion, down 6%.
•Fixed Income Markets revenue was $14.8 billion, down 1%, reflecting lower revenue in Currencies & Emerging Markets and Commodities, largely offset by higher revenue in the Securitized Products Group, Credit Trading and Rates.
•Equity Markets revenue was $7.2 billion, down 15%, driven by lower revenue in Equity Derivatives and Cash Equities.

•Securities Services revenue was $3.6 billion, up 8%, driven by deposit margin expansion on higher rates, largely offset by lower fees and lower average deposits.
•Credit Adjustments & Other was a loss of $178 million, largely driven by losses on certain components of fair value option elected liabilities, compared with a loss of $773 million in the prior year.
Noninterest expense was $21.8 billion, up 5%, predominantly driven by higher legal expense, indirect tax expense and compensation expense, including wage inflation.
The provision for credit losses was a net benefit of $89 million, reflecting a $240 million net reduction in the allowance for credit losses, driven by the impact of changes in the loan and lending-related commitment portfolios and the net effect of changes in the Firm's weighted average macroeconomic outlook, partially offset by net downgrade activity. Net charge-offs were $151 million.
The prior year provision was $1.0 billion, predominantly driven by a net addition to the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2023	2022	Change	2023	2022	Change
Selected balance sheet data (period-end)
Total assets	$1,446,231	$1,384,618	4%	$1,446,231	$1,384,618	4%
Loans:
Loans retained(a)	194,255	180,604	8	194,255	180,604	8
Loans held-for-sale and loans at fair value(b)	39,069	40,357	(3)	39,069	40,357	(3)
Total loans	233,324	220,961	6	233,324	220,961	6
Equity	108,000	103,000	5	108,000	103,000	5
Selected balance sheet data (average)
Total assets	$1,423,182	$1,403,247	1	$1,438,210	$1,413,662	2
Trading assets-debt and equity instruments	522,845	386,895	35	515,023	405,655	27
Trading assets-derivative receivables	65,774	83,084	(21)	64,301	77,846	(17)
Loans:
Loans retained(a)	$193,683	$176,469	10	$189,499	$169,175	12
Loans held-for-sale and loans at fair value(b)	39,227	45,150	(13)	39,964	48,176	(17)
Total loans	$232,910	$221,619	5	$229,463	$217,351	6
Deposits	726,617	721,690	1	716,439	750,538	(5)
Equity	108,000	103,000	5	108,000	103,000	5
Headcount	74,900	71,797	4%	74,900	71,797	4%
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2023	2022	Change	2023	2022	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$45	$17	165%	$151	$75	101%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$978	$583	68	$978	$583	68
Nonaccrual loans held-for-sale and loans at fair value(b)	801	824	(3)	801	824	(3)
Total nonaccrual loans	1,779	1,407	26	1,779	1,407	26
Derivative receivables	293	339	(14)	293	339	(14)
Assets acquired in loan satisfactions	126	85	48	126	85	48
Total nonperforming assets	$2,198	$1,831	20	$2,198	$1,831	20
Allowance for credit losses:
Allowance for loan losses	$2,414	$2,032	19	$2,414	$2,032	19
Allowance for lending-related commitments	1,095	1,582	(31)	1,095	1,582	(31)
Total allowance for credit losses	$3,509	$3,614	(3)%	$3,509	$3,614	(3)%
Net charge-off/(recovery) rate(c)	0.09%	0.04%		0.11%	0.06%
Allowance for loan losses to period-end loans retained	1.24	1.13		1.24	1.13
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.74	1.49		1.74	1.49
Allowance for loan losses to nonaccrual loans retained(a)	247	349		247	349
Nonaccrual loans to total period-end loans	0.76%	0.64%		0.76%	0.64%
(a)Allowance for loan losses of $182 million and $111 million were held against these nonaccrual loans at September 30, 2023 and 2022, respectively.
(b)At September 30, 2023 and 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $65 million and $143 million, respectively. These amounts have been excluded based upon the government guarantee.
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

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Advisory	$767	$848	(10)%	$2,063	$2,313	(11)%
Equity underwriting	274	290	(6)	827	784	5
Debt underwriting(a)	676	624	8	2,038	2,365	(14)
Total investment banking fees	$1,717	$1,762	(3)%	$4,928	$5,462	(10)%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2022
	2023		2022		2023		2022
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	11.1%	# 2	8.6%	# 2	9.5%	# 2	7.8%	# 2	7.9%
U.S.	2	12.6	3	8.2	2	11.8	2	8.4	2	8.9
Equity and equity-related(c)
Global	2	7.3	2	5.9	1	7.2	2	5.8	2	5.7
U.S.	3	11.3	1	16.0	2	12.9	1	14.3	1	13.8
Long-term debt(d)
Global	1	7.2	2	6.3	1	6.7	1	7.3	1	6.9
U.S.	2	10.3	2	12.0	2	10.1	1	12.3	1	12.2
Loan syndications
Global	1	11.6	1	9.2	1	12.1	1	10.8	1	11.0
U.S.	1	12.5	1	13.0	1	14.6	1	12.1	1	12.9
Global investment banking fees(e)	# 1	9.3%	# 1	7.7%	# 1	8.6%	# 1	7.8%	# 1	7.8%
(a)Source: Dealogic as of October 2, 2023. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2023			2022
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,985	$2,921	$5,906	$3,113	$2,070	$5,183
Lending- and deposit-related fees	81	10	91	75	7	82
Commissions and other fees	147	454	601	139	450	589
All other income	319	(19)	300	213	(3)	210
Noninterest revenue	3,532	3,366	6,898	3,540	2,524	6,064
Net interest income(a)	982	(1,299)	(317)	929	(222)	707
Total net revenue	$4,514	$2,067	$6,581	$4,469	$2,302	$6,771

	Nine months ended September 30,			Nine months ended September 30,
	2023			2022
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$10,503	$9,300	$19,803	$9,436	$6,802	$16,238
Lending- and deposit-related fees	227	24	251	229	15	244
Commissions and other fees	442	1,448	1,890	423	1,513	1,936
All other income	1,019	(73)	946	496	(74)	422
Noninterest revenue	12,191	10,699	22,890	10,584	8,256	18,840
Net interest income(a)	2,589	(3,498)	(909)	4,294	180	4,474
Total net revenue	$14,780	$7,201	$21,981	$14,878	$8,436	$23,314
(a)The decline in Markets net interest income was driven by higher funding costs.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2023	2022	Change	2023	2022	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$14,397	$14,025	3%	$14,397	$14,025	3%
Equity	11,633	9,767	19	11,633	9,767	19
Other(a)	3,695	3,365	10	3,695	3,365	10
Total AUC	$29,725	$27,157	9	$29,725	$27,157	9
Merchant processing volume (in billions)(b)	$610.1	$545.4	12	$1,769.0	$1,575.2	12
Client deposits and other third-party liabilities (average)(c)	$638,119	$669,215	(5)%	$639,792	$700,095	(9)%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents Firmwide merchant processing volume.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2023	2022		Change	2023	2022		Change
Total net revenue(a)
Europe/Middle East/Africa	$3,174	$3,653		(13)%	$11,255	$12,625		(11)%
Asia-Pacific	1,826	2,060		(11)	5,848	6,068		(4)
Latin America/Caribbean	555	549		1	1,660	1,690		(2)
Total international net revenue	5,555	6,262		(11)	18,763	20,383		(8)
North America	6,175	5,663	(c)	9	19,086	17,121	(c)	11
Total net revenue	$11,730	$11,925		(2)	$37,849	$37,504		1

Loans retained (period-end)(a)
Europe/Middle East/Africa	$40,080	$38,244		5	$40,080	$38,244		5
Asia-Pacific	14,444	16,670		(13)	14,444	16,670		(13)
Latin America/Caribbean	8,688	8,035		8	8,688	8,035		8
Total international loans	63,212	62,949		—	63,212	62,949		—
North America	131,043	117,655		11	131,043	117,655		11
Total loans retained	$194,255	$180,604		8	$194,255	$180,604		8

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$226,137	$240,548		(6)	$228,469	$253,300		(10)
Asia-Pacific	125,087	123,024		2	126,452	129,059		(2)
Latin America/Caribbean	38,294	38,231		—	38,646	41,207		(6)
Total international	$389,518	$401,803		(3)	$393,567	$423,566		(7)
North America	248,601	267,412		(7)	246,225	276,529		(11)
Total client deposits and other third-party liabilities	$638,119	$669,215		(5)	$639,792	$700,095		(9)

AUC (period-end)(b) (in billions)
North America	$20,049	$18,285		10	$20,049	$18,285		10
All other regions	9,676	8,872		9	9,676	8,872		9
Total AUC	$29,725	$27,157		9%	$29,725	$27,157		9%
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

COMMERCIAL BANKING
Refer to pages 73-75 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on page 207 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions)	2023		2022	Change	2023		2022	Change
Revenue
Lending- and deposit-related fees	$410	(b)	$288	42%	$886	(b)	$1,000	(11)%
Card income	198		177	12	572		514	11
All other income	364		371	(2)	1,130		1,093	3
Noninterest revenue	972		836	16	2,588		2,607	(1)
Net interest income	3,059	(b)	2,212	38	8,942	(b)	5,522	62
Total net revenue(a)	4,031		3,048	32	11,530		8,129	42

Provision for credit losses	90	(b)	618	(85)	1,604	(b)	984	63

Noninterest expense
Compensation expense	730	(b)	577	27	2,027	(b)	1,689	20
Noncompensation expense	645		603	7	1,956		1,776	10
Total noninterest expense	1,375		1,180	17	3,983		3,465	15

Income before income tax expense	2,566		1,250	105	5,943		3,680	61
Income tax expense	631		304	108	1,453		890	63
Net income	$1,935		$946	105%	$4,490		$2,790	61%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $103 million and $80 million for the three months ended September 30, 2023 and 2022, respectively, and $274 million and $222 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Includes First Republic. Refer to page 23 for additional information.

Selected income statement data (continued)
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2023		2022	Change	2023		2022	Change
Revenue by product
Lending	$1,662	(d)	$1,176	41%	$4,364	(d)	$3,339	31%
Payments(a)	2,045		1,568	30	6,205		3,754	65
Investment banking(a)(b)	290		274	6	869		816	6
Other	34		30	13	92		220	(58)
Total net revenue	$4,031		$3,048	32	$11,530		$8,129	42

Investment Banking and Markets revenue, gross(c)	$821		$761	8	$2,469		$2,278	8

Revenue by client segments
Middle Market Banking	$1,876	(e)	$1,366	37	$5,473	(e)	$3,515	56
Corporate Client Banking	1,208		1,052	15	3,613		2,809	29
Commercial Real Estate Banking	921	(e)	624	48	2,369	(e)	1,795	32
Other	26		6	333	75		10	NM
Total net revenue	$4,031		$3,048	32%	$11,530		$8,129	42%

Financial ratios
Return on equity	25%		14%		20%		14%
Overhead ratio	34		39		35		43
(a)In the third quarter of 2023, certain revenue from CIB Markets products was reclassified from payments to investment banking. Prior-period amounts have been revised to conform with the current presentation.
(b)Includes CB’s share of revenue from Investment Banking and Markets' products sold to CB clients through the CIB which is reported in All other income.
(c)Includes gross revenues earned by the Firm that are subject to a revenue sharing arrangement between CB and the CIB for Investment Banking and Markets' products sold to CB clients. This includes revenues related to fixed income and equity markets products. Refer to Business Segment Results on page 21 for discussion of revenue sharing.
(d)Includes First Republic. Refer to page 23 for additional information.
(e)Middle Market Banking and Commercial Real Estate Banking included $93 million and $273 million, respectively, for the three months ended September 30, 2023, and $141 million and $403 million, respectively, for the nine months ended September 30, 2023, associated with First Republic.

Quarterly results
Net income was $1.9 billion, up 105%.
Net revenue was $4.0 billion, up 32%. Net interest income was $3.1 billion, up 38%, predominantly driven by deposit margin expansion on higher rates and higher average loans, largely First Republic, partially offset by lower average deposits.
Noninterest revenue was $972 million, up 16%, driven by:
•higher lending-related revenue predominantly driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, and
•higher card income,
partially offset by
•lower deposit-related fees due to the higher level of credits earned by clients that reduce such fees.
Noninterest expense was $1.4 billion, up 17%, driven by higher compensation expense, reflecting an increase in headcount including front office and technology investments, as well as higher volume-related expense, including the impact of new client acquisitions.
The provision for credit losses was $90 million, reflecting net charge-offs of $53 million and a net addition of $37 million to the allowance for credit losses, driven by updates to certain commercial real estate pricing variables, largely offset by other changes in the central scenario and the impact of changes in the loan and lending-related commitment portfolios.
The prior year provision was $618 million, reflecting a net addition to the allowance for credit losses.
Refer to Note 6 for additional information on lending- related fees.
Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $4.5 billion, up 61%.
Net revenue was $11.5 billion, up 42%. Net interest income was $8.9 billion, up 62%, driven by deposit margin expansion on higher rates and higher average loans, largely First Republic, partially offset by lower average deposits.
Noninterest revenue was $2.6 billion, down 1%, driven by:
•lower deposit-related fees due to the higher level of credits earned by clients that reduce such fees, predominantly offset by
•higher lending-related revenue predominantly driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, and
•higher card income.
Noninterest expense was $4.0 billion, up 15%, driven by higher compensation expense, reflecting an increase in headcount including front office and technology investments, as well as higher volume-related expense, including the impact of new client acquisitions.
The provision for credit losses was $1.6 billion, reflecting a $1.4 billion net addition to the allowance for credit losses, largely driven by the net effect of changes in the Firm's weighted-average macroeconomic outlook, including deterioration in the outlook for commercial real estate, as well as net downgrade activity.
The net addition also included $608 million to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The prior year provision was $1.0 billion, reflecting a net addition to the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Selected balance sheet data (period-end)
Total assets	$300,367		$247,485	21%	$300,367		$247,485	21%
Loans:
Loans retained	281,389	(b)	231,829	21	281,389	(b)	231,829	21
Loans held-for-sale and loans at fair value	915		137	NM	915		137	NM
Total loans	$282,304		$231,966	22	$282,304		$231,966	22
Equity	30,000		25,000	20	30,000		25,000	20

Period-end loans by client segment
Middle Market Banking(a)	$78,955	(c)	$71,707	10	$78,955	(c)	$71,707	10
Corporate Client Banking	59,645		52,940	13	59,645		52,940	13
Commercial Real Estate Banking	143,413	(c)	107,241	34	143,413	(c)	107,241	34
Other	291		78	272	291		78	272
Total loans(a)	$282,304		$231,966	22	$282,304		$231,966	22

Selected balance sheet data (average)
Total assets	$301,964		$246,318	23	$282,939		$239,772	18
Loans:
Loans retained	281,602	(d)	227,539	24	262,998	(d)	218,255	21
Loans held-for-sale and loans at fair value	1,378		1,589	(13)	1,087		1,578	(31)
Total loans	$282,980		$229,128	24	$264,085		$219,833	20

Average loans by client segment
Middle Market Banking	$78,774	(e)	$70,002	13	$76,635	(e)	$66,387	15
Corporate Client Banking	60,816		52,432	16	58,868		48,645	21
Commercial Real Estate Banking	142,955	(e)	106,546	34	128,292	(e)	104,659	23
Other	435		148	194	290		142	104
Total loans	$282,980		$229,128	24	$264,085		$219,833	20

Deposits	262,148		281,276	(7)	267,748		299,337	(11)
Equity	30,000		25,000	20	29,341		25,000	17

Headcount	17,281		14,299	21%	17,281		14,299	21%
(a)As of September 30, 2023 and 2022, total loans included $48 million and $205 million of loans, respectively, under the PPP, of which $43 million and $187 million were in Middle Market Banking, respectively. Refer to Credit Portfolio on pages 108-109 of JPMorgan Chase's 2022 Form 10-K for a further discussion of the PPP.
(b)Includes First Republic. Refer to page 23 for additional information.
(c)As of September 30, 2023, included $6.1 billion and $32.7 billion for Middle Market Banking and Commercial Real Estate Banking, respectively, associated with First Republic.
(d)Average loans retained associated with First Republic were $39.0 billion and $22.7 billion for the three and nine months ended September 30, 2023, respectively.
(e)Average Middle Market Banking and Commercial Real Estate Banking loans associated with First Republic were $6.2 billion and $32.8 billion, respectively, for the three months ended September 30, 2023, and $3.5 billion and $19.1 billion, respectively, for the nine months ended September 30, 2023.

Selected metrics (continued)
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except ratios)	2023		2022	Change	2023		2022	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$53		$42	26%	$190		$49	288%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$889		$836	6%	$889		$836	6%
Nonaccrual loans held-for-sale and loans at fair value	24		—	NM	24		—	NM
Total nonaccrual loans	$913		$836	9	$913		$836	9
Assets acquired in loan satisfactions	47		7	NM	47		7	NM
Total nonperforming assets	$960		$843	14	$960		$843	14
Allowance for credit losses:
Allowance for loan losses	$4,721		$3,050	55	$4,721		$3,050	55
Allowance for lending-related commitments	845		864	(2)	845		864	(2)
Total allowance for credit losses	$5,566	(c)	$3,914	42%	$5,566	(c)	$3,914	42%
Net charge-off/(recovery) rate(b)	0.07%		0.07%		0.10%		0.03%
Allowance for loan losses to period-end loans retained	1.68		1.32		1.68		1.32
Allowance for loan losses to nonaccrual loans retained(a)	531		365		531		365
Nonaccrual loans to period-end total loans	0.32		0.36		0.32		0.36
(a)Allowance for loan losses of $164 million and $150 million was held against nonaccrual loans retained at September 30, 2023 and 2022, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)As of September 30, 2023, included a $630 million allowance for First Republic.

ASSET & WEALTH MANAGEMENT
Refer to pages 76-78 of JPMorgan Chase’s 2022 Form 10-K and Line of Business Metrics on pages 207-208 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	2023		2022	Change	2023		2022	Change
Revenue
Asset management fees	$2,988		$2,803	7%	$8,679		$8,499	2%
Commissions and other fees	177		241	(27)	554		697	(21)
All other income	266	(a)	82	224	889	(a)	253	251
Noninterest revenue	3,431		3,126	10	10,122		9,449	7
Net interest income	1,574	(b)	1,413	11	4,610	(b)	3,711	24
Total net revenue	5,005		4,539	10	14,732		13,160	12

Provision for credit losses	(13)	(b)	(102)	87	160	(b)	96	67

Noninterest expense
Compensation expense	1,777		1,649	8	5,258		4,687	12
Noncompensation expense	1,361		1,379	(1)	4,134		4,120	—
Total noninterest expense	3,138	(b)	3,028	4	9,392	(b)	8,807	7

Income before income tax expense	1,880		1,613	17	5,180		4,257	22
Income tax expense	463		394	18	1,170		1,026	14
Net income	$1,417		$1,219	16	$4,010		$3,231	24

Revenue by line of business
Asset Management	$2,164		$2,209	(2)	$6,726		$6,660	1
Global Private Bank	2,841	(b)	2,330	22	8,006	(b)	6,500	23
Total net revenue	$5,005		$4,539	10%	$14,732		$13,160	12%

Financial ratios
Return on equity	32%		28%		32%		25%
Overhead ratio	63		67		64		67
Pre-tax margin ratio:
Asset Management	29		31		31		31
Global Private Bank	44		40		38		34
Asset & Wealth Management	38		36		35		32
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. Refer to Note 6 for additional information.
(b)Includes First Republic. Refer to page 23 for additional information.
Quarterly results
Net income was $1.4 billion, up 16%.
Net revenue was $5.0 billion, up 10%. Net interest income was $1.6 billion, up 11%. Noninterest revenue was $3.4 billion, up 10%.
Revenue from Asset Management was $2.2 billion, down 2%, driven by:
•lower performance fees,
•lower NII due to higher funding costs, and
•net investment valuation losses,
predominantly offset by
•higher asset management fees reflecting strong net inflows.
Revenue from Global Private Bank was $2.8 billion, up 22%, predominantly driven by:
•higher net interest income on higher average loans and higher lending-related revenue driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, partially offset by
•lower net interest income from deposits driven by lower average balances, largely offset by margin expansion.
Noninterest expense was $3.1 billion, up 4%, driven by the impact from the acquisitions of J.P. Morgan Asset Management China and Global Shares, the impact of First Republic and continued growth in private banking advisor teams.
The provision for credit losses was a net benefit of $13 million.
The prior year provision was a net benefit of $102 million, predominantly driven by a net reduction in the allowance for credit losses.
Refer to Note 6 for additional information on lending related fees.

Refer to Credit and Investment Risk Management on pages 62-83 and Allowance for Credit Losses on pages 80-82 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $4.0 billion, up 24%.
Net revenue was $14.7 billion, up 12%. Net interest income was $4.6 billion, up 24%. Noninterest revenue was $10.1 billion, up 7%.
Revenue from Asset Management was $6.7 billion, up 1%, driven by:
•a gain of $339 million on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity, and
•higher asset management fees reflecting strong net inflows and the removal of most money market fund fee waivers in the prior year, largely offset by lower market levels, predominantly offset by
•lower performance fees,
•lower NII due to higher funding costs, and
•net investment valuation losses.
Revenue from Global Private Bank was $8.0 billion, up 23%, driven by:
•higher net interest income from deposits driven by margin expansion reflecting higher rates on lower average balances, and
•higher lending-related revenue predominantly driven by the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic.
Noninterest expense was $9.4 billion, up 7%, predominantly driven by continued growth in private banking advisor teams, the impact from the acquisitions of Global Shares and J.P. Morgan Asset Management China and higher revenue-related compensation.
The provision for credit losses was $160 million, predominantly driven by a $146 million addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023.
The prior year provision for credit losses was $96 million driven by a net addition to the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2023		2022	Change	2023		2022	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	70%		75%		70%		75%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	39		72		39		72
3 years	67		76		67		76
5 years	81		83		81		83

Selected balance sheet data (period-end)(c)
Total assets	$249,866		$232,303	8%	$249,866		$232,303	8%
Loans	228,114	(d)	214,989	6	228,114	(d)	214,989	6
Deposits	215,152		242,315	(11)	215,152		242,315	(11)
Equity	17,000		17,000	—	17,000		17,000	—

Selected balance sheet data (average)(c)
Total assets	$245,616		$232,748	6	$237,870		$233,209	2
Loans	223,760	(e)	216,714	3	218,278	(e)	216,065	1
Deposits	201,975		253,026	(20)	212,652		269,754	(21)
Equity	17,000		17,000	—	16,560		17,000	(3)

Headcount	28,083		25,769	9	28,083		25,769	9

Number of Global Private Bank client advisors	3,443		3,110	11	3,443		3,110	11

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$1		$(13)	NM	$1		$(5)	NM
Nonaccrual loans	621		467	33	621		467	33
Allowance for credit losses:
Allowance for loan losses	$642		$461	39	$642		$461	39
Allowance for lending-related commitments	32		21	52	32		21	52
Total allowance for credit losses	$674	(f)	$482	40%	$674	(f)	$482	40%
Net charge-off/(recovery) rate	—%		(0.02)%		—%		—%
Allowance for loan losses to period-end loans	0.28		0.21		0.28		0.21
Allowance for loan losses to nonaccrual loans	103		99		103		99
Nonaccrual loans to period-end loans	0.27		0.22		0.27		0.22
(a)Represents the Morningstar Rating for all domiciled funds except for Japan domiciled funds which use Nomura. Includes only Asset Management retail active open-ended mutual funds and active ETFs that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds. Prior-period amounts have been revised to conform with the current presentation.
(b)Quartile ranking sourced from Morningstar, Lipper and Nomura based on country of domicile. Includes only Asset Management retail active open-ended mutual funds and active ETFs that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds. Prior-period amounts have been revised to conform with the current presentation.
(c)Loans, deposits and related credit data and quality statistics relate to the Global Private Bank business.
(d)Includes First Republic. Refer to page 23 for additional information.
(e)For the three and nine months ended September 30, 2023, included $13.0 billion and $7.6 billion, respectively, associated with First Republic.
(f)At September 30, 2023, included $115 million allowance associated with First Republic.

Client assets
Assets under management of $3.2 trillion were up 22%, while client assets of $4.6 trillion were up 21%, driven by continued net inflows and higher market levels.

Client assets
	As of September 30,
(in billions)	2023	2022	Change
Assets by asset class
Liquidity	$867	$615	41%
Fixed income	707	612	16
Equity	780	609	28
Multi-asset	626	577	8
Alternatives	206	203	1
Total assets under management	3,186	2,616	22
Custody/brokerage/administration/deposits	1,458	1,207	21
Total client assets(a)	$4,644	$3,823	21

Assets by client segment
Private Banking	$888	$698	27
Global Institutional	1,424	1,209	18
Global Funds	874	709	23
Total assets under management	$3,186	$2,616	22

Private Banking	$2,249	$1,848	22
Global Institutional	1,514	1,261	20
Global Funds	881	714	23
Total client assets(a)	$4,644	$3,823	21%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2023	2022	2023	2022
Assets under management rollforward
Beginning balance	$3,188	$2,743	$2,766	$3,113
Net asset flows:
Liquidity	40	(36)	193	(88)
Fixed income	1	9	64	5
Equity	16	6	58	26
Multi-asset	1	(5)	2	(2)
Alternatives	2	2	4	8
Market/performance/other impacts	(62)	(103)	99	(446)
Ending balance, September 30	$3,186	$2,616	$3,186	$2,616

Client assets rollforward
Beginning balance	$4,558	$3,798	$4,048	$4,295
Net asset flows	132	(15)	396	(21)
Market/performance/other impacts	(46)	40	200	(451)
Ending balance, September 30	$4,644	$3,823	$4,644	$3,823

International
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Total net revenue(a)
Europe/Middle East/Africa	$807	$868	(7)%	$2,507	$2,357	6%
Asia-Pacific	451	458	(2)	1,425	1,370	4
Latin America/Caribbean	260	237	10	747	736	1
Total international net revenue	1,518	1,563	(3)	4,679	4,463	5
North America	3,487	2,976	17	10,053	8,697	16
Total net revenue(a)	$5,005	$4,539	10%	$14,732	$13,160	12%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2023	2022	Change	2023	2022	Change
Assets under management
Europe/Middle East/Africa	$510	$455	12%	$510	$455	12%
Asia-Pacific	242	205	18	242	205	18
Latin America/Caribbean	80	67	19	80	67	19
Total international assets under management	832	727	14	832	727	14
North America	2,354	1,889	25	2,354	1,889	25
Total assets under management	$3,186	$2,616	22	$3,186	$2,616	22

Client assets
Europe/Middle East/Africa	$681	$566	20	$681	$566	20
Asia-Pacific	379	306	24	379	306	24
Latin America/Caribbean	218	181	20	218	181	20
Total international client assets	1,278	1,053	21	1,278	1,053	21
North America	3,366	2,770	22	3,366	2,770	22
Total client assets	$4,644	$3,823	21%	$4,644	$3,823	21%

CORPORATE
Refer to pages 79-80 of JPMorgan Chase’s 2022 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2023		2022	Change	2023		2022	Change
Revenue
Principal transactions	$128		$(76)	NM	$323		$(220)	NM
Investment securities losses	(669)		(959)	30%	(2,437)		(1,506)	(62)%
All other income	116	(c)	(59)	NM	2,914	(c)	43	NM
Noninterest revenue	(425)		(1,094)	61	800		(1,683)	NM
Net interest income	1,983	(c)	792	150	5,461	(c)	580	NM
Total net revenue(a)	1,558		(302)	NM	6,261		(1,103)	NM
Provision for credit losses	46		(21)	NM	173		36	381
Noninterest expense	696	(c)	305	128	2,008	(c)	695	189
Income/(loss) before income tax expense/(benefit)	816		(586)	NM	4,080		(1,834)	NM
Income tax expense/(benefit)	4	(d)	(292)	NM	384	(d)	(510)	NM
Net income/(loss)	$812		$(294)	NM	$3,696		$(1,324)	NM
Total net revenue
Treasury and CIO	$1,640		$(180)	NM	$4,007		$(1,042)	NM
Other Corporate	(82)	(c)	(122)	33	2,254	(c)	(61)	NM
Total net revenue	$1,558		$(302)	NM	$6,261		$(1,103)	NM
Net income/(loss)
Treasury and CIO	$1,129		$(68)	NM	$2,810		$(728)	NM
Other Corporate	(317)	(c)	(226)	(40)	886	(c)	(596)	NM
Total net income/(loss)	$812		$(294)	NM	$3,696		$(1,324)	NM
Total assets (period-end)	$1,275,673		$1,408,726	(9)	$1,275,673		$1,408,726	(9)
Loans (period-end)	2,099		2,206	(5)	2,099		2,206	(5)
Deposits (period-end)(b)	20,363		14,449	41	20,363		14,449	41
Headcount	47,280		42,806	10%	47,280		42,806	10%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $57 million and $59 million for the three months ended September 30, 2023 and 2022, respectively, and $158 million and $177 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Includes the impact of the First Republic acquisition. Refer to Note 28 for additional information.
(d)Income taxes associated with the First Republic acquisition are reflected in the estimated bargain purchase gain.
Quarterly results
Net income was $812 million, compared with a net loss of $294 million in the prior year.
Net revenue was $1.6 billion, compared with a net loss of $302 million in the prior year, driven by higher net interest income due to higher rates.
Noninterest revenue was a loss of $425 million, compared with a loss of $1.1 billion in the prior year, driven by:
•lower net investment securities losses on sales of U.S. Treasures and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio,
•higher losses in the prior year on certain revenues associated with foreign exchange rate movements risk managed by Treasury and CIO,
•the impact of higher short-term cash deployment activities as a result of the current interest rate environment, and
•measurement period adjustments of $100 million resulting in an increase to the estimated bargain purchase gain associated with the First Republic acquisition.
Noninterest expense of $696 million was up $391 million driven by:
•$240 million associated with First Republic, largely driven by integration and restructuring costs,
•a greater benefit in the prior year on certain expenses associated with foreign exchange rate movements risk managed by Treasury and CIO, and
•higher legal expense,
partially offset by
•lower compensation expense.
Refer to Business Segment Results on page 23 for additional information on First Republic.
The net impact of movements in foreign exchange rates associated with the foreign exchange risk that was transferred to Treasury and CIO on certain revenues and expense were not material to net income. Refer to Foreign Exchange Risk on page 21 for additional information.
The current period tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes that also impacted the Firm’s tax reserves, including receipt of interest associated with tax refunds.
Year-to-date results
Net income was $3.7 billion, compared with a net loss of $1.3 billion in the prior year.
Net revenue was $6.3 billion, compared with a loss of $1.1 billion in the prior year, driven by higher net interest income due to higher rates, partially offset by lower Firmwide average deposit balances available for deployment in Treasury and CIO.
Noninterest revenue was $800 million, compared with a loss of $1.7 billion, driven by:
•a $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition,
•higher losses in the prior year on certain revenues associated with foreign exchange rate movements risk managed by Treasury and CIO, and
•the impact of higher short-term cash deployment activities as a result of the current interest rate environment, partially offset by
•higher net investment securities losses related to the sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio,
•the absence of proceeds in the prior year from an insurance settlement, and
•lower net gains related to certain other Corporate investments.
Noninterest expense of $2.0 billion was up $1.3 billion driven by:
•$802 million associated with First Republic, predominantly driven by expenses recorded in the second quarter of 2023, for the First Republic individuals who were not employees of the Firm until July 2, 2023, as well as integration and restructuring costs,
•a greater benefit in the prior year on certain expenses associated with foreign exchange rate movements risk managed by Treasury and CIO, and
•higher legal expense,
partially offset by
•lower compensation expense.
Refer to Business Segment Results on page 23 for additional information on First Republic.
The provision for credit losses was $173 million, predominantly driven by an addition to the allowance for credit losses related to a single name exposure.
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
Treasury and CIO overview
At September 30, 2023, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 54-61 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 84-89 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions)	2023		2022	Change	2023		2022	Change
Investment securities losses	$(669)		$(959)	30%	$(2,437)		$(1,506)	(62)%
Available-for-sale securities (average)	$201,875		$209,008	(3)	$201,087		$254,798	(21)
Held-to-maturity securities (average)(a)	402,816		436,302	(8)	410,200		406,915	1
Investment securities portfolio (average)	$604,691		$645,310	(6)	$611,287		$661,713	(8)
Available-for-sale securities (period-end)	$195,200	(c)	$186,441	5	$195,200	(c)	$186,441	5
Held-to-maturity securities (period-end)(a)	388,261		430,106	(10)	388,261		430,106	(10)
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$583,461		$616,547	(5)%	$583,461		$616,547	(5)%
(a)Effective January 1, 2023, the Firm adopted new hedge accounting guidance. As permitted by the guidance, the Firm elected to transfer $7.1 billion of HTM securities to AFS. During 2022, the Firm transferred $78.3 billion of investment securities from AFS to HTM for capital management purposes. Refer to Note 1 and Note 10 for additional information on the new hedge accounting guidance.
(b)As of September 30, 2023 and 2022, the allowance for credit losses on investment securities was $87 million and $52 million, respectively.
(c)As of September 30, 2023, included $22.9 billion of AFS securities associated with First Republic. Refer to Note 28 for additional information.

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
Key Regulatory Developments
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of September 30, 2023, the Firm's CET1 capital reflected the remaining $1.4 billion benefit associated with the CECL capital transition provisions.
Similarly, as of January 1, 2023, the Firm has phased out 50% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Capital Risk Management on pages 86-96 and Note 1 of JPMorgan Chase’s 2022 Form 10-K for further information on CECL capital transition provisions and the CECL accounting guidance.

U.S. Basel III Finalization
In July 2023, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC") and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity". Under the proposal, changes would include replacement of the advanced approach with an expanded risk-based approach, which would not permit the use of internal models for the calculation of risk-weighted assets, other than for Market risk. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the standardized approach. The proposal would significantly revise risk-based capital requirements for all banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). The proposed effective date is July 1, 2025 with a three-year transition period applicable to the expanded risk-based approach. Based on the Firm's understanding of the proposal, as applied to its Consolidated balance sheets as of June 30, 2023, the estimated impact at the end of the transition period would be an increase to RWA of approximately 30% which results in an approximately 25% increase to CET1 capital necessary to meet its CET1 ratio requirement, all else equal. These estimates do not reflect any actions that the Firm may take to mitigate the impact of the rule as currently proposed.
Pending the finalization of the U.S. Basel III proposal, the Firm expects that it will continue to build capital above the current levels, and therefore the CET1 target of 13.5% previously set by the Firm (which was with respect to the current Standardized RWA measure) is no longer meaningful. The Firm's quarterly capital ratios may vary dependent on market conditions and other factors.
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

TLAC and Eligible LTD Requirements
In August 2023, the Federal Reserve, the FDIC and the OCC released a proposal to expand the eligible long-term debt ("eligible LTD") and clean holding company requirements under the existing total loss-absorbing capacity ("TLAC") rule to apply to non-GSIB banks with $100 billion or more in total consolidated assets. While U.S. GSIBs are already subject to these requirements, the proposal would reduce the amount of LTD with remaining maturities of less than two years that count towards a U.S. GSIB's TLAC requirement. The proposal would also expand the existing capital deduction framework for LTD issued by GSIBs to include LTD issued by non-GSIB banks subject to the LTD requirements.

Selected capital and RWA data
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

	Standardized			Advanced
(in millions, except ratios)	September 30, 2023	December 31, 2022	Capital ratio requirements(b)	September 30, 2023		December 31, 2022	Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$241,825	$218,934		$241,825		$218,934
Tier 1 capital	268,579	245,631		268,579		245,631
Total capital	300,859	277,769		287,560	(c)	264,583
Risk-weighted assets	1,692,219	1,653,538		1,671,593	(c)	1,609,773
CET1 capital ratio	14.3%	13.2%	12.5%	14.5%		13.6%	11.0%
Tier 1 capital ratio	15.9	14.9	14.0	16.1		15.3	12.5
Total capital ratio	17.8	16.8	16.0	17.2		16.4	14.5
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended September 30, 2023. For the period ended December 31, 2022, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 12.0%, 13.5%, and 15.5%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 10.5%, 12.0%, and 14.0%, respectively. Refer to Note 23 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	September 30, 2023	December 31, 2022	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,785,641	$3,703,873
Tier 1 leverage ratio	7.1%	6.6%	4.0%
Total leverage exposure	$4,500,253	$4,367,092
SLR	6.0%	5.6%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2023 and December 31, 2022.

(in millions)	September 30, 2023		December 31, 2022
Total stockholders’ equity	$317,371		$292,332
Less: Preferred stock	27,404		27,404
Common stockholders’ equity	289,967		264,928
Add:
Certain deferred tax liabilities(a)	3,025		2,510
Other CET1 capital adjustments(b)	6,234		6,221
Less:
Goodwill(c)	54,092		53,501
Other intangible assets	3,309		1,224
Standardized/Advanced CET1 capital	$241,825		$218,934
Add: Preferred stock	27,404		27,404
Less: Other Tier 1 adjustments	650		707
Standardized/Advanced Tier 1 capital	$268,579		$245,631
Long-term debt and other instruments qualifying as Tier 2 capital	$12,520		$13,569
Qualifying allowance for credit losses(d)	20,313		19,353
Other	(553)		(784)
Standardized Tier 2 capital	$32,280		$32,138
Standardized Total capital	$300,859		$277,769
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)	(13,299)	(f)	(13,186)
Advanced Tier 2 capital	$18,981		$18,952
Advanced Total capital	$287,560		$264,583
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2023 and December 31, 2022, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $5.8 billion and $5.2 billion and the benefit from the CECL capital transition provisions of $1.4 billion and $2.2 billion, respectively.
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
(f)Included an incremental $663 million allowance for credit losses on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2023.

Nine months ended September 30, (in millions)	2023
Standardized/Advanced CET1 capital at December 31, 2022	$218,934
Net income applicable to common equity	39,130
Dividends declared on common stock	(8,991)
Net purchase of treasury stock	(6,641)
Changes in additional paid-in capital	855
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	1,019
Translation adjustments, net of hedges(a)	(73)
Fair value hedges	(15)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(82)
Changes related to other CET1 capital adjustments(b)	(2,311)
Change in Standardized/Advanced CET1 capital	22,891
Standardized/Advanced CET1 capital at September 30, 2023	$241,825
Standardized/Advanced Tier 1 capital at December 31, 2022	$245,631
Change in CET1 capital(b)	22,891
Redemptions of noncumulative perpetual preferred stock	—
Other	57
Change in Standardized/Advanced Tier 1 capital	22,948
Standardized/Advanced Tier 1 capital at September 30, 2023	$268,579
Standardized Tier 2 capital at December 31, 2022	$32,138
Change in long-term debt and other instruments qualifying as Tier 2	(1,049)
Change in qualifying allowance for credit losses(b)	960
Other	231
Change in Standardized Tier 2 capital	142
Standardized Tier 2 capital at September 30, 2023	$32,280
Standardized Total capital at September 30, 2023	$300,859
Advanced Tier 2 capital at December 31, 2022	$18,952
Change in long-term debt and other instruments qualifying as Tier 2	(1,049)
Change in qualifying allowance for credit losses(b)(c)	847
Other	231
Change in Advanced Tier 2 capital	29
Advanced Tier 2 capital at September 30, 2023	$18,981
Advanced Total capital at September 30, 2023	$287,560
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information.
(c)Included an incremental $663 million allowance for credit losses on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the nine months ended September 30, 2023. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2023 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2022	$1,568,536	$85,002	$1,653,538	$1,078,076	$85,432	$446,265	$1,609,773
Model & data changes(a)	(9,240)	(4,786)	(14,026)	(13,119)	(4,786)	—	(17,905)
Movement in portfolio levels(b)	62,585	(9,878)	52,707	93,553	(9,757)	(4,071)	79,725
Changes in RWA	53,345	(14,664)	38,681	80,434	(14,543)	(4,071)	61,820
September 30, 2023	$1,621,881	$70,338	$1,692,219	$1,158,510	$70,889	$442,194	$1,671,593
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, impacts associated with the First Republic acquisition, including the benefit of the shared-loss agreements entered into with the FDIC, position roll-offs in legacy portfolios in Home Lending, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of September 30, 2023 and December 31, 2022, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $217.9 billion and $210.1 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $193.4 billion and $180.8 billion, respectively.
(d)As of September 30, 2023, Credit risk RWA reflected approximately $53.1 billion of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2023	December 31, 2022
Tier 1 capital	$268,579	$245,631
Total average assets	3,839,777	3,755,271
Less: Regulatory capital adjustments(a)	54,136	51,398
Total adjusted average assets(b)	3,785,641	3,703,873
Add: Off-balance sheet exposures(c)	714,612	663,219
Total leverage exposure	$4,500,253	$4,367,092
SLR	6.0%	5.6%
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
Refer to line of business equity on page 93 of JPMorgan Chase’s 2022 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	September 30, 2023(a)	December 31, 2022
Consumer & Community Banking	$55.5	$50.0
Corporate & Investment Bank	108.0	103.0
Commercial Banking	30.0	25.0
Asset & Wealth Management	17.0	17.0
Corporate	79.5	69.9
Total common stockholders’ equity	$290.0	$264.9
(a)Includes the impact of the First Republic acquisition.

Capital actions
Common stock dividends
On September 19, 2023, the Firm announced that its Board of Directors declared a quarterly common stock dividend, which increased to $1.05 per share from $1.00 per share, effective with the dividend payable on October 31, 2023. The Firm's dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
The Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors.
The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022(a)	2023	2022(a)
Total number of shares of common stock repurchased	15.6	—	54.3	23.1
Aggregate purchase price of common stock repurchases	$2,364	$—	$7,597	$3,122
(a)In the third quarter of 2022, the Firm had temporarily suspended share repurchases.
Refer to Capital actions on page 94 of JPMorgan Chase’s 2022 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 209-210 of this Form 10-Q and page 34 of JPMorgan Chase’s 2022 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $386 million and $432 million, and $1.1 billion and $1.2 billion, for the three and nine months ended September 30, 2023 and 2022, respectively.
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
On July 27, 2023, the Federal Reserve affirmed the Firm's 2023 SCB requirement of 2.9% (down from 4.0%), and the
Firm's Standardized CET1 capital ratio requirement, including regulatory buffers, of 11.4% (down from 12.5%). The SCB requirement became effective on October 1, 2023, and will remain in effect until September 30, 2024.
Refer to Capital planning and stress testing on pages 86-87 of JPMorgan Chase’s 2022 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$496.2	$216.4	$486.0	$228.5
% of RWA	29.3%	12.8%	29.4%	13.8%
Regulatory requirements	23.0	10.0	22.5	9.5
Surplus/(shortfall)	$107.0	$47.2	$114.0	$71.4
% of total leverage exposure	11.0%	4.8%	11.1%	5.2%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$68.7	$13.9	$71.2	$32.0
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
The following table presents J.P. Morgan Securities’ net capital:

September 30, 2023
(in millions)	Actual	Minimum
Net Capital	$25,406	$5,229
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of September 30, 2023, J.P. Morgan Securities plc was compliant with its MREL requirements.
Effective January 1, 2023, J.P. Morgan Securities plc was required to meet the minimum Tier 1 leverage ratio requirement established by the PRA of 3.25%, plus regulatory buffers.

The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics:

September 30, 2023		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$53,817
CET1 capital ratio	16.7%	4.5%
Tier 1 capital ratio	21.9	6.0
Total capital ratio	28.2	8.0
Tier 1 leverage ratio	7.2	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2023 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of September 30, 2023, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics:

September 30, 2023		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$42,352
CET1 capital ratio	19.2%	4.5%
Tier 1 capital ratio	19.2	6.0
Total capital ratio	34.5	8.0
Tier 1 leverage ratio	5.7	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of September 30, 2023 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2023	June 30, 2023	September 30, 2022
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$402,663	$440,294	$589,158
Eligible securities(b)(c)	378,702	327,837	126,913
Total HQLA(d)(e)	$781,365	$768,131	$716,071
Net cash outflows	$696,668	$683,446	$635,072
LCR	112%	112%	113%
Net excess eligible HQLA(d)	$84,697	$84,685	$80,999
JPMorgan Chase Bank N.A.:
LCR	123%	129%	165%
Net excess eligible HQLA	$167,096	$211,233	$450,260
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
(e)End-of-period HQLA balances were approximately $795.6 billion, $791.5 billion, and $709.0 billion for September 30, 2023, June 30, 2023 and September 30, 2022, respectively.

JPMorgan Chase Bank, N.A.'s average LCR decreased during the three months ended September 30, 2023, compared with the three months ended June 30, 2023, reflecting the full quarter impact associated with First Republic in the third quarter as the First Republic acquisition occurred on May 1, 2023. JPMorgan Chase Bank, N.A.’s HQLA was further impacted by a reduction in cash primarily driven by a decline in average deposits and higher average loans, predominantly offset by CIB market activities.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2023 decreased when compared with the same period in the prior year, reflecting a decrease in JPMorgan Chase Bank, N.A.’s HQLA as a result of a reduction in cash from a decline in average deposits and loan growth, as well as the impact of First Republic and lower market values of HQLA-eligible investment securities.
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

Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $590 billion and $694 billion as of September 30, 2023 and December 31, 2022, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2022, was driven by a reduction in excess eligible HQLA securities at JPMorgan Chase Bank, N.A., partially offset by an increase in CIB trading assets.

The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $347 billion and $323 billion as of September 30, 2023 and December 31, 2022, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased from December 31, 2022 primarily due to increased commercial loans and credit card receivables pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
As of September 30, 2023, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final rule. Refer to the Firm's U.S. NSFR Disclosure report covering June 30, 2023 and March 31, 2023 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2023 and December 31, 2022, and the average deposit balances for the three and nine months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	December 31, 2022	Three months ended September 30,		Nine months ended September 30,
			Average		Average
(in millions)			2023	2022	2023	2022
Consumer & Community Banking	$1,136,884	$1,131,611	$1,143,539	$1,174,227	$1,138,050	$1,169,474
Corporate & Investment Bank	751,477	689,893	726,617	721,690	716,439	750,538
Commercial Banking	255,650	271,342	262,148	281,276	267,748	299,337
Asset & Wealth Management	215,152	233,130	201,975	253,026	212,652	269,754
Corporate	20,363	14,203	21,462	15,151	19,785	8,385
Total Firm	$2,379,526	$2,340,179	$2,355,741	$2,445,370	$2,354,674	$2,497,488
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
Average deposits were lower for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The net decrease reflected:
• continued migration in AWM into higher-yielding investments as a result of the rising interest rate environment, partially offset by growth from new and existing customers resulting from new offerings,
• a net decline in CCB reflecting higher customer spending in existing accounts, largely offset by the impact of First Republic,
• continued deposit attrition in CB as clients seek higher yielding alternatives, partially offset by the retention of inflows associated with disruptions in the market in the first quarter of 2023,
• an increase in Corporate related to the Firm's international consumer initiatives, and
• an increase in CIB due to net issuances of structured notes as a result of client demand, predominantly offset by continued deposit attrition, including actions to reduce certain deposits.
Average deposits were lower for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The net decrease reflected:
• continued migration in AWM into higher-yielding investments as a result of the rising interest rate environment, partially offset by growth from new and existing customers resulting from new offerings,
• continued deposit attrition in CIB, including actions to reduce certain deposits, largely offset by net issuances of structured notes as a result of client demand,
• continued deposit attrition in CB as clients seek higher yielding alternatives, partially offset by the retention of inflows associated with disruptions in the market in the first quarter of 2023,
• a net decline in CCB reflecting higher customer spending in existing accounts, largely offset by the impact of First Republic, and
• an increase in Corporate related to the Firm's international consumer initiatives.

Period-end deposits increased when compared to December 31, 2022. The net increase reflected:
• net issuances of structured notes in CIB as a result of client demand, as well as deposit inflows related to client-driven activities in Securities Services and Payments,
• an increase in Corporate related to the Firm's international consumer initiatives,
• a net increase in CCB due to $64 billion of deposits associated with First Republic, predominantly offset by a net reduction reflecting higher customer spending in existing accounts,
•     a net decrease in AWM from continued migration into higher-yielding investments as a result of the rising interest rate environment, partially offset by growth from new and existing customers resulting from new offerings, and
•     continued deposit attrition in CB driven by higher rates and seasonal outflows, partially offset by the retention of inflows associated with disruptions in the market in the first quarter of 2023.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 16-18 and pages 21-46, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At September 30, 2023 and December 31, 2022(a), the Firmwide estimated uninsured deposits were $1,332.4 billion and $1,353.1 billion, respectively, primarily reflecting wholesale operating deposits.
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

(in millions)	September 30, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.		Non-U.S.
Three months or less	$47,770	$76,943	$25,910	(a)	$68,765
Over three months but within 6 months	23,581	10,137	8,670		3,658
Over six months but within 12 months	9,127	4,728	7,035		2,850
Over 12 months	905	2,445	787		2,634
Total	$81,383	$94,253	$42,402		$77,907
(a)Prior-period amounts for the Firmwide estimated uninsured deposits, including uninsured U.S. time deposits, have been revised to conform with the current presentation, reflecting refinements to the calculation.
Refer to pages 100-101 of JPMorgan Chase's 2022 Form 10-K for additional disclosure on the Firm's deposit balances.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of September 30, 2023 and December 31, 2022.

(in billions except ratios)	September 30, 2023	December 31, 2022
Deposits	$2,379.5	$2,340.2
Deposits as a % of total liabilities	66%	69%
Loans	$1,310.1	$1,135.6
Loans-to-deposits ratio	55%	49%

The following tables provide a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the three and nine months ended September 30, 2023 and 2022.

(Unaudited) (in millions)	Average balances
	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. offices
Noninterest-bearing	$636,730	$689,709	$636,079	$702,694
Interest-bearing
Demand(a)	274,951	312,420	280,635	334,687
Savings(b)	855,846	961,130	876,671	984,340
Time	158,112	67,369	132,155	57,779
Total interest-bearing deposits	1,288,909	1,340,919	1,289,461	1,376,806
Total deposits in U.S. offices	1,925,639	2,030,628	1,925,540	2,079,500
Non-U.S. offices
Noninterest-bearing	24,253	26,809	25,007	28,122
Interest-bearing
Demand	317,003	320,125	319,339	327,566
Time	88,846	67,808	84,788	62,300
Total interest-bearing deposits	405,849	387,933	404,127	389,866
Total deposits in non-U.S. offices	430,102	414,742	429,134	417,988
Total deposits	$2,355,741	$2,445,370	$2,354,674	$2,497,488

(Unaudited)	Average interest rates
	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	3.85%	1.23%	3.34%	0.52%
Savings(b)	1.19	0.36	1.04	0.17
Time	4.68	2.38	4.59	1.31
Total interest-bearing deposits	2.18	0.63	1.90	0.31
Total deposits in U.S. offices	1.47	0.44	1.27	0.20
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	2.90	0.71	2.55	0.25
Time	6.23	2.18	5.64	1.04
Total interest-bearing deposits	3.61	0.95	3.20	0.37
Total deposits in non-U.S. offices	3.41	0.23	3.01	0.35
Total deposits	1.83%	0.52%	1.59%	0.23%
(a)Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts (“MMDAs”).

Refer to Note 16 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2023 and December 31, 2022, and average balances for the three and nine months ended September 30, 2023 and 2022, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 16-18 and Note 11 for additional information.
Sources of funds (excluding deposits)

	September 30, 2023		December 31, 2022	Three months ended September 30,		Nine months ended September 30,
				Average		Average
(in millions)				2023	2022	2023	2022
Commercial paper	$13,760		$12,557	$13,004	$16,926	$12,292	$17,039
Other borrowed funds	8,860		8,418	9,250	12,351	9,701	12,821
Federal funds purchased	1,711		1,684	1,799	1,685	1,753	1,541
Total short-term unsecured funding	$24,331		$22,659	$24,053	$30,962	$23,746	$31,401
Securities sold under agreements to repurchase(a)	$260,383		$198,382	$246,761	$232,581	$250,447	$234,383
Securities loaned(a)	6,656		2,547	5,545	5,316	4,517	5,095
Other borrowed funds	22,850	(g)	23,052	22,110	23,994	22,071	26,088
Obligations of Firm-administered multi-seller conduits(b)	19,817		9,236	18,353	7,602	13,890	6,954
Total short-term secured funding	$309,706		$233,217	$292,769	$269,493	$290,925	$272,520
Senior notes	$175,384		$188,025	$178,395	$193,730	$181,336	$190,447
Subordinated debt	19,454		21,803	19,695	19,510	20,681	19,628
Structured notes(c)	76,552		70,839	77,182	67,901	75,347	68,354
Total long-term unsecured funding	$271,390		$280,667	$275,272	$281,141	$277,364	$278,429
Credit card securitization(b)	$2,997		$1,999	$1,347	$1,781	$1,175	$1,933
FHLB advances	37,882	(g)	11,093	36,040	11,100	25,275	11,105
Purchase Money Note(d)	48,936		NA	48,901	NA	27,394	NA
Other long-term secured funding(e)	4,585		4,105	4,627	3,729	4,485	3,814
Total long-term secured funding	$94,400		$17,197	$90,915	$16,610	$58,329	$16,852
Preferred stock(f)	$27,404		$27,404	$27,404	$32,838	$27,404	$33,065
Common stockholders’ equity(f)	$289,967		$264,928	$284,798	$252,944	$278,010	$251,147
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(e)Includes long-term structured notes which are secured.
(f)Refer to Capital Risk Management on pages 48-53 and Consolidated statements of changes in stockholders’ equity on page 99 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2022 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(g)As of September 30, 2023, included short-term and long-term FHLB advances of $2.3 billion and $23.9 billion, respectively, associated with First Republic. Refer to Note 28 for additional information.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2023, compared with December 31, 2022, due to higher secured financing of trading assets and the impact of a lower level of netting on client-driven market-making activities in Markets.
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
The decrease in commercial paper for the average three and nine months ended September 30, 2023 compared to the prior year periods, and the increase in commercial paper at September 30, 2023, from December 31, 2022, were due to changes in net issuance levels primarily for short-term liquidity management.
The decrease in average unsecured other borrowed funds for the three and nine months ended September 30, 2023 compared to the prior year periods was primarily due to a lower level of overdrafts.

Long-term funding and issuance
Long-term funding provides an additional source of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven primarily by expected client activity, liquidity considerations and regulatory requirements, including TLAC. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2023 and 2022. Refer to Note 18 of this Form 10-Q and Liquidity Risk Management on pages 97-104 of JPMorgan Chase’s 2022 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$4,500	$8,500	$7,000	$29,600	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	—	2,752	—	—	—	—
Total senior notes	4,500	8,500	7,000	32,352	—	—	—	—
Subordinated debt	—	3,500	—	3,500	—	—	—	—
Structured notes(a)	755	416	2,199	2,341	10,028	9,733	25,693	29,395
Total long-term unsecured funding – issuance	$5,255	$12,416	$9,199	$38,193	$10,028	$9,733	$25,693	$29,395
Maturities/redemptions
Senior notes	$4,535	$4,495	$17,968	$13,188	$—	$—	$67	$64
Subordinated debt	41	—	2,068	—	—	—	—	—
Structured notes	499	72	1,270	1,464	7,282	6,108	21,263	21,178
Total long-term unsecured funding – maturities/redemptions	$5,075	$4,567	$21,306	$14,652	$7,282	$6,108	$21,330	$21,242
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, and their respective maturities or redemptions, as applicable for the three and nine months ended September 30, 2023 and 2022, respectively. Additionally, the table includes the FHLB advances and Purchase Money Note associated with First Republic. Refer to Note 28 for additional information.

Long-term secured funding
	Three months ended September 30,					Nine months ended September 30,
	Issuance		Maturities/Redemptions			Issuance			Maturities/Redemptions
(in millions)	2023	2022	2023		2022	2023		2022	2023		2022
Credit card securitization	$1,998	$997	$—		$750	$1,998		$997	$1,000		$1,400
FHLB advances	6,000	—	4,230	(c)	3	31,775	(c)	—	4,834	(c)	9
Purchase Money Note(a)	—	NA	—		NA	50,000		NA	—		NA
Other long-term secured funding(b)	177	73	164		49	919		357	276		141
Total long-term secured funding	$8,175	$1,070	$4,394		$802	$84,692		$1,354	$6,110		$1,550
(a)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(b)Includes long-term structured notes that are secured.
(c)As of September 30, 2023, included FHLB advances associated with First Republic. Refer to Note 28 for additional information.
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
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2023, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
September 30, 2023	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s (a)	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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
On January 1, 2023, the Firm adopted changes to the TDR accounting guidance, which eliminated the accounting and disclosure requirements for TDRs including the requirement to assess whether a modification is reasonably expected or involves a concession. The new guidance requires disclosure for loan modifications to borrowers experiencing financial difficulty consisting of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or a combination of these modifications. The Firm has defined these types of modifications as financial difficulty modifications ("FDMs"). As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs differs from the population previously considered TDRs. Refer to Note 1 and Note 12 for further information.

Total credit portfolio
	Credit exposure			Nonperforming(d)
(in millions)	Sep 30, 2023		Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Loans retained	$1,265,941		$1,089,598	$6,673	$5,837
Loans held-for-sale	5,310		3,970	97	54
Loans at fair value	38,808		42,079	750	829
Total loans	1,310,059		1,135,647	7,520	6,720
Derivative receivables	67,070		70,880	293	296
Receivables from customers(a)	43,376		49,257	—	—
Total credit-related assets	1,420,505		1,255,784	7,813	7,016
Assets acquired in loan satisfactions
Real estate owned	NA		NA	280	203
Other	NA		NA	38	28
Total assets acquired in loan satisfactions	NA		NA	318	231
Lending-related commitments	1,478,784		1,326,782	387	455
Total credit portfolio	$2,899,289	(c)	$2,582,566	$8,518	$7,702
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(32,199)		$(19,330)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,832)		(23,014)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Includes credit exposure associated with First Republic consisting of $103.3 billion in the Consumer credit portfolio and $95.2 billion in the Wholesale credit portfolio.
(d)At September 30, 2023 and December 31, 2022, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $188 million and $302 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

The following table provides information on Firmwide nonaccrual loans to total loans.

(in millions, except ratios)	September 30, 2023	December 31, 2022
Total nonaccrual loans	$7,520	$6,720
Total loans	1,310,059	1,135,647
Firmwide nonaccrual loans to total loans outstanding	0.57%	0.59%
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net charge-offs	$1,497	$727	$4,045	$1,966
Average retained loans	1,259,845	1,059,962	1,179,419	1,033,586
Net charge-off rates	0.47%	0.27%	0.46%	0.25%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, scored auto and business banking. The consumer credit portfolio also includes loans and lending-related commitments associated with First Republic, primarily in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 12 of this Form 10-Q; and Consumer Credit Portfolio on pages 110-115 and Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 24 of this Form 10-Q and Note 28 of JPMorgan Chase's 2022 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure			Nonaccrual loans(j)(k)(l)
	Sep 30, 2023		Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Consumer, excluding credit card
Residential real estate(a)	$327,635		$237,561	$3,604	$3,745
Auto and other(b)(c)	69,419		63,192	162	129
Total loans – retained	397,054		300,753	3,766	3,874
Loans held-for-sale	438		618	19	28
Loans at fair value(d)	11,277		10,004	389	423
Total consumer, excluding credit card loans	408,769		311,375	4,174	4,325
Lending-related commitments(e)	48,313		33,518
Total consumer exposure, excluding credit card	457,082	(i)	344,893
Credit card
Loans retained(f)	196,935		185,175	NA	NA
Total credit card loans	196,935		185,175	NA	NA
Lending-related commitments(e)(g)	898,903		821,284
Total credit card exposure	1,095,838		1,006,459
Total consumer credit portfolio	$1,552,920		$1,351,352	$4,174	$4,325
Credit-related notes used in credit portfolio management activities(h)	$(882)		$(1,187)

	Three months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2023	2022	2023	2022	2023	2022
Consumer, excluding credit card
Residential real estate	$(16)	$(59)	$327,826	$237,261	(0.02)%	(0.10)%
Auto and other	183	135	68,962	64,086	1.05	0.84
Total consumer, excluding credit card - retained	167	76	396,788	301,347	0.17	0.10
Credit card - retained	1,227	592	195,232	168,125	2.49	1.40
Total consumer - retained	$1,394	$668	$592,020	$469,472	0.93%	0.56%

	Nine months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2023	2022	2023	2022	2023	2022
Consumer, excluding credit card
Residential real estate	$(61)	$(193)	$286,239	$232,028	(0.03)%	(0.11)%
Auto and other	482	342	66,431	66,812	0.97	0.68
Total consumer, excluding credit card - retained	421	149	352,670	298,840	0.16	0.07
Credit card - retained	3,273	1,678	187,624	158,721	2.33	1.41
Total consumer - retained	$3,694	$1,827	$540,294	$457,561	0.91%	0.53%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At September 30, 2023 and December 31, 2022, excluded operating lease assets of $10.6 billion and $12.0 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 17 for further information.
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
(i)Included credit exposure of $103.3 billion associated with First Republic, consisting of $100.5 billion in residential real estate and $2.8 billion in auto and other.
(j)At September 30, 2023 and December 31, 2022, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $188 million and $302 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(l)At September 30, 2023 and December 31, 2022, nonaccrual loans excluded $35 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $14.4 billion and $14.9 billion for the three months ended September 30, 2023 and 2022, respectively, and $12.9 billion and $19.0 billion for the nine months ended September 30, 2023 and 2022, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Maturities and sensitivity to changes in interest rates
The table below sets forth loan maturities by scheduled repayments, by class of loan and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. Refer to Consumer Credit Portfolio on pages 110-115 of JPMorgan Chase's 2022 Form 10-K for further information.

September 30, 2023 (in millions)	Within 1 year(d)		1-5 years	5-15 years	After 15 years	Total
Consumer, excluding credit card
Residential real estate	$16,633		$27,489	$110,166	$183,145	$337,433
Auto and other	19,889	(e)	46,531	4,911	5	71,336
Total consumer, excluding credit card loans(a)	$36,522		$74,020	$115,077	$183,150	$408,769
Total credit card loans	$196,292		$640	$3	$—	$196,935
Total consumer loans	$232,814		$74,660	$115,080	$183,150	$605,704

Loans due after one year at fixed interest rates
Residential real estate(b)			$20,352	$59,714	$90,811
Auto and other			46,453	3,747	5
Credit card			640	3	—

Loans due after one year at variable interest rates
Residential real estate(c)			$7,137	$50,452	$92,334
Auto and other			78	1,164	—
Total consumer loans			$74,660	$115,080	$183,150
(a)Included $3.5 billion, $4.6 billion, $27.7 billion, and $57.3 billion of loans within 1 year, 1-5 years, 5-15 years, and after 15 years, respectively, associated with First Republic.
(b)Included $3.0 billion, $8.8 billion, and $15.4 billion in 1-5 years, 5-15 years, and after 15 years, respectively, associated with First Republic.
(c)Included $1.6 billion, $18.9 billion, and $41.9 billion in 1-5 years, 5-15 years, and after 15 years, respectively, associated with First Republic.
(d)Includes loans held-for-sale and loans at fair value.
(e)Includes overdrafts.

Consumer, excluding credit card
Portfolio analysis
Loans increased compared to December 31, 2022 driven by residential real estate loans associated with First Republic and higher auto loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans increased compared to December 31, 2022, driven by residential real estate loans associated with First Republic. Retained nonaccrual loans decreased compared to December 31, 2022. Net recoveries were lower for the three and nine months ended September 30, 2023 compared to the same periods in the prior year driven by lower prepayments due to higher interest rates.
Loans at fair value decreased from December 31, 2022, driven by a decrease in CIB due to sales outpacing purchases predominantly offset by an increase in Home Lending as originations outpaced warehouse loan sales. Nonaccrual loans at fair value decreased compared to December 31, 2022, predominantly driven by CIB.
At September 30, 2023 and December 31, 2022, the carrying value of interest-only residential mortgage loans was $90.9 billion and $36.3 billion, respectively. The increase was driven by First Republic. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio and there were no charge-offs associated with First Republic for the three and nine months ended September 30, 2023.
The carrying value of home equity lines of credit outstanding was $16.4 billion at September 30, 2023, which included $2.6 billion associated with First Republic. The carrying value of home equity lines of credit outstanding included $4.5 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $4.5 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2023	December 31, 2022
Current	$632	$659
30-89 days past due	103	136
90 or more days past due	188	302
Total government guaranteed loans	$923	$1,097
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At September 30, 2023, $229.3 billion, or 70% of the total retained residential real estate loan portfolio, was concentrated in California, New York, Florida, Texas and Massachusetts, compared with $147.8 billion, or 62% at December 31, 2022.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
For the three and nine months ended September 30, 2023, residential real estate FDMs were $43 million and $110 million, respectively. In addition to FDMs, the Firm also had $27 million and $59 million of loans subject to trial modification where the terms of the loans have not been permanently modified, as well as $3 million and $7 million of loans subject to discharge under Chapter 7 bankruptcy proceedings ("Chapter 7 loans") for the three and nine months ended September 30, 2023, respectively. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications and Chapter 7 loans were considered TDRs, but not FDMs. Refer to Note 1 and Note 12 for further information.
For the three and nine months ended September 30, 2022, residential real estate TDRs were $80 million and $313 million, respectively. Refer to Note 12 for further information on TDRs in prior periods.

Auto and other: The auto and other loan portfolio, including loans at fair value, consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio increased when compared to December 31, 2022 due to originations of scored Auto loans and an increase in other consumer unsecured fair value option loans associated with First Republic, predominantly offset by paydowns. Net charge-offs increased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year due to higher charge-offs of scored Auto loans as delinquency levels increased and vehicle valuations declined. The net charge-off rates for scored Auto loans were 0.61% and 0.27% for the three months ended September 30, 2023 and 2022, respectively, and 0.50% and 0.19% for the nine months ended September 30, 2023 and 2022, respectively.
Nonperforming assets
The following table presents information as of September 30, 2023 and December 31, 2022, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2023	December 31, 2022
Nonaccrual loans
Residential real estate(b)	$4,009	$4,196
Auto and other(c)	165	129
Total nonaccrual loans	4,174	4,325
Assets acquired in loan satisfactions
Real estate owned	122	129
Other	36	28
Total assets acquired in loan satisfactions	158	157
Total nonperforming assets	$4,332	$4,482
(a)At September 30, 2023 and December 31, 2022, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $188 million and $302 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)At September 30, 2023 and December 31, 2022, nonaccrual loans excluded $35 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2023 and 2022.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2023	2022
Beginning balance	$4,325	$5,350
Additions	2,038	1,648
Reductions:
Principal payments and other(a)	934	1,209
Charge-offs	329	176
Returned to performing status	795	1,099
Foreclosures and other liquidations	131	136
Total reductions	2,189	2,620
Net changes	(151)	(972)
Ending balance	$4,174	$4,378
(a)Other reductions include loan sales.
Refer to Note 12 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased from December 31, 2022 reflecting growth from new accounts and revolving balances which continued to normalize to pre-pandemic levels. The September 30, 2023 30+ and 90+ day delinquency rates of 1.94% and 0.94%, respectively, increased compared to the December 31, 2022 30+ and 90+ day delinquency rates of 1.45% and 0.68% respectively. Net charge-offs increased for the three and nine months ended September 30, 2023 compared to the same periods in the prior year as delinquencies have normalized.
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
Modifications of credit card loans
For the three and nine months ended September 30, 2023, credit card FDMs were $197 million and $489 million, respectively. FDMs increased for the three and nine months ended September 30, 2023 compared to credit card TDRs in the same periods in the prior year, as delinquencies have normalized. In addition to FDMs, the Firm also had $29 million of loans subject to trial modification where the terms of the loans have not been permanently modified for both the three and nine months ended September 30, 2023. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications were considered TDRs, but not FDMs.
For the three and nine months ended September 30, 2022, credit card TDRs were $111 million and $274 million, respectively.
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
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated BWM and auto dealer exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with First Republic to align with the Firm’s businesses and operations. Accordingly, reporting classifications and internal risk rating profiles in the wholesale portfolio may change in future periods. Refer to Business Developments on page 9 for additional information.
As of September 30, 2023, retained loans increased $68.3 billion predominantly driven by the impact of First Republic. Lending-related commitments increased $59.6 billion driven by the impact of First Republic, and net portfolio activity in CIB and CB.
As of September 30, 2023, the increase in nonperforming exposure was driven by loans, including a single name in Banks & Finance Companies and client-specific downgrades in Real Estate and Healthcare, partially offset by a client-specific upgrade in civic organizations. For the nine months ended September 30, 2023, wholesale charge-offs remained low, despite increased charge-offs in Office real estate.

Wholesale credit portfolio
	Credit exposure			Nonperforming
(in millions)	Sep 30, 2023		Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Loans retained	$671,952		$603,670	$2,907	$1,963
Loans held-for-sale	4,872		3,352	78	26
Loans at fair value	27,531		32,075	361	406
Loans	704,355		639,097	3,346	2,395
Derivative receivables	67,070		70,880	293	296
Receivables from customers(a)	43,376		49,257	—	—
Total wholesale credit-related assets	814,801		759,234	3,639	2,691
Assets acquired in loan satisfactions
Real estate owned	—		NA	158	74
Other	—		NA	2	—
Total assets acquired in loan satisfactions	—		NA	160	74
Lending-related commitments	531,568		471,980	387	455
Total wholesale credit portfolio	$1,346,369	(c)	$1,231,214	$4,186	$3,220
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(31,317)		$(18,143)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,832)		(23,014)	—	NA
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
(c)Included credit exposure of $95.2 billion associated with First Republic.

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk rating profiles of the wholesale credit portfolio as of September 30, 2023 and December 31, 2022. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2023, (in millions, except ratios)
Loans retained	$215,482	$278,606	$177,864	$671,952	$463,711	$208,241	$671,952	69%
Derivative receivables				67,070			67,070
Less: Liquid securities and other cash collateral held against derivatives				(27,832)			(27,832)
Total derivative receivables, net of collateral	12,685	10,215	16,338	39,238	31,320	7,918	39,238	80
Lending-related commitments	141,421	368,108	22,039	531,568	348,656	182,912	531,568	66
Subtotal	369,588	656,929	216,241	1,242,758	843,687	399,071	1,242,758	68
Loans held-for-sale and loans at fair value(a)				32,403			32,403
Receivables from customers				43,376			43,376
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,318,537			$1,318,537
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,034)	$(24,676)	$(3,607)	$(31,317)	$(27,162)	$(4,155)	$(31,317)	87%

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2022 (in millions, except ratios)
Loans retained	$204,761	$253,896	$145,013	$603,670	$425,412	$178,258	$603,670	70%
Derivative receivables				70,880			70,880
Less: Liquid securities and other cash collateral held against derivatives				(23,014)			(23,014)
Total derivative receivables, net of collateral	13,508	14,880	19,478	47,866	36,231	11,635	47,866	76
Lending-related commitments	101,083	347,456	23,441	471,980	327,168	144,812	471,980	69
Subtotal	319,352	616,232	187,932	1,123,516	788,811	334,705	1,123,516	70
Loans held-for-sale and loans at fair value(a)				35,427			35,427
Receivables from customers				49,257			49,257
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,208,200			$1,208,200
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(2,817)	$(13,530)	$(1,796)	$(18,143)	$(15,115)	$(3,028)	$(18,143)	83%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position as of September 30, 2023, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $37.7 billion and $31.3 billion as of September 30, 2023 and December 31, 2022, representing approximately 3.0% and 2.7% of total wholesale credit exposure, respectively. Criticized exposure increased predominantly driven by Real Estate, including exposures associated with First Republic, Technology, Media & Telecommunications (largely Technology), and Healthcare. Of the $37.7 billion of criticized exposure at September 30, 2023, $34.1 billion was performing.
The table below summarizes by industry the Firm’s exposures as of September 30, 2023 and December 31, 2022. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)(g)(h)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2023
(in millions)
Real Estate	$206,067	$152,504	$47,272	$5,471	$820	$443	$144	$(558)	$—
Asset Managers	145,707	94,525	51,088	88	6	329	1	—	(11,778)
Individuals and Individual Entities(b)	143,786	118,435	24,690	218	443	645	—	—	—
Consumer & Retail	127,978	63,142	56,377	7,989	470	198	96	(3,797)	—
Industrials	75,865	42,697	29,923	3,120	125	178	27	(2,694)	—
Technology, Media & Telecommunications	73,047	39,576	24,456	8,772	243	50	82	(3,833)	—
Healthcare	62,126	41,630	17,251	2,860	385	48	14	(2,956)	(19)
Banks & Finance Companies	56,886	31,752	24,054	568	512	4	8	(522)	(908)
State & Municipal Govt(c)	37,016	33,391	3,590	25	10	32	—	(12)	—
Utilities	36,454	24,899	10,681	752	122	30	(2)	(2,060)	—
Automotive	34,217	23,804	9,781	488	144	98	—	(610)	—
Oil & Gas	33,253	18,644	14,400	170	39	47	15	(1,920)	—
Insurance	23,733	17,749	5,691	293	—	1	—	(718)	(9,451)
Chemicals & Plastics	20,261	11,606	7,520	965	170	17	—	(1,006)	—
Central Govt	15,819	15,335	359	122	3	22	—	(3,907)	(142)
Transportation	15,180	6,857	6,910	1,358	55	28	(24)	(596)	—
Metals & Mining	15,136	8,143	6,552	410	31	16	(6)	(213)	—
Securities Firms	8,928	6,008	2,919	1	—	—	—	(13)	(2,707)
Financial Markets Infrastructure	4,096	3,758	338	—	—	—	—	(3)	—
All other(d)	135,035	115,659	18,944	423	9	9	(4)	(5,899)	(2,827)
Subtotal	$1,270,590	$870,114	$362,796	$34,093	$3,587	$2,195	$351	$(31,317)	$(27,832)
Loans held-for-sale and loans at fair value	32,403
Receivables from customers	43,376
Total(e)	$1,346,369

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2022
(in millions)
Real Estate	$170,857	$129,866	$36,945	$3,609	$437	$543	$19	$(113)	$—
Asset Managers	95,656	78,925	16,665	61	5	15	(1)	—	(8,278)
Individuals and Individual Entities (b)	130,815	112,006	18,104	360	345	1,038	1	—	—
Consumer & Retail	120,555	60,781	51,871	7,295	608	321	49	(1,157)	—
Industrials	72,483	39,052	30,500	2,809	122	282	44	(1,258)	—
Technology, Media & Telecommunications	72,286	39,199	25,689	7,096	302	62	39	(1,766)	—
Healthcare	62,613	43,839	17,117	1,479	178	43	27	(1,055)	—
Banks & Finance Companies	51,816	27,811	22,994	961	50	36	—	(262)	(994)
State & Municipal Govt(c)	33,847	33,191	529	126	1	36	—	(9)	(5)
Utilities	36,218	25,981	9,294	807	136	21	15	(607)	(1)
Automotive	33,287	23,908	8,839	416	124	198	(2)	(513)	—
Oil & Gas	38,668	20,547	17,616	474	31	57	(6)	(414)	—
Insurance	21,045	15,468	5,396	181	—	1	—	(273)	(7,296)
Chemicals & Plastics	20,030	12,134	7,103	744	49	10	3	(298)	—
Central Govt	19,095	18,698	362	35	—	—	10	(4,591)	(677)
Transportation	15,009	6,497	6,862	1,574	76	24	2	(339)	—
Metals & Mining	15,915	8,825	6,863	222	5	7	(1)	(27)	(4)
Securities Firms	8,066	4,235	3,716	115	—	—	(13)	(26)	(2,811)
Financial Markets Infrastructure	4,962	4,525	437	—	—	—	—	—	—
All other(d)	123,307	105,284	17,555	223	245	4	(5)	(5,435)	(2,948)
Subtotal	$1,146,530	$810,772	$304,457	$28,587	$2,714	$2,698	$181	$(18,143)	$(23,014)
Loans held-for-sale and loans at fair value	35,427
Receivables from customers	49,257
Total(e)	$1,231,214
(a)The industry rankings presented in the table as of December 31, 2022, are based on the industry rankings of the corresponding exposures as of September 30, 2023, not actual rankings of such exposures as of December 31, 2022.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held $6.3 billion and $6.6 billion of trading assets as of September 30, 2023 and December 31, 2022, respectively; $19.7 billion and $6.8 billion, respectively, of AFS securities; and $10.7 billion and $19.7 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 94% and 6%, respectively, as of September 30, 2023 and 95% and 5%, respectively, as of December 31, 2022.
(e)Excludes cash and other deposits placed with banks of $502.8 billion and $556.6 billion, as of September 30, 2023 and December 31, 2022, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
(h)Included credit exposure of $95.2 billion associated with First Republic predominantly in Asset Managers, Real Estate, and Individuals and Individual Entities.
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
Real Estate
Real Estate exposure was $206.1 billion as of September 30, 2023. Criticized exposure increased by $2.3 billion from $4.0 billion as of December 31, 2022 to $6.3 billion as of September 30, 2023, driven by client-specific downgrades and exposures associated with First Republic, partially offset by client-specific upgrades.

	September 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure		% Investment-grade	% Drawn(e)
Multifamily(a)	$120,401	$6	$120,407		81%	89%
Industrial	20,375	2	20,377		71	74
Office	17,105	25	17,130		58	81
Other Income Producing Properties(b)	16,300	160	16,460		60	65
Services and Non Income Producing	14,765	62	14,827		69	52
Retail	12,784	24	12,808		74	74
Lodging	4,045	13	4,058		29	50
Total Real Estate Exposure(c)	$205,775	$292	$206,067	(d)	74%	81%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure		% Investment- grade	% Drawn(e)
Multifamily(a)	$99,555	$17	$99,572		82%	87%
Industrial	15,928	1	15,929		72	71
Office	14,917	25	14,942		74	73
Other Income Producing Properties(b)	12,701	150	12,851		70	62
Services and Non Income Producing	13,968	10	13,978		65	48
Retail	10,192	8	10,200		75	68
Lodging	3,347	38	3,385		6	37
Total Real Estate Exposure	$170,608	$249	$170,857		76%	77%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 81% secured; unsecured exposure is approximately 75% investment-grade.
(d)Included $32.9 billion of credit exposure associated with First Republic.
(e)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $128.0 billion as of September 30, 2023. Criticized exposure increased by $556 million from $7.9 billion as of December 31, 2022 to $8.5 billion as of September 30, 2023, driven by client-specific downgrades predominantly offset by client-specific upgrades and net portfolio activity.

	September 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$35,990	$246	$36,236	52%	32%
Business and Consumer Services	34,025	475	34,500	45	41
Food and Beverage	32,798	947	33,745	56	37
Consumer Hard Goods	14,448	162	14,610	48	34
Leisure(b)	8,812	75	8,887	30	46
Total Consumer & Retail(c)	$126,073	$1,905	$127,978	49%	37%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$33,891	$309	$34,200	50%	33%
Business and Consumer Services	31,256	384	31,640	50	40
Food and Beverage	31,706	736	32,442	59	39
Consumer Hard Goods	13,879	172	14,051	51	39
Leisure(b)	8,173	49	8,222	21	45
Total Consumer & Retail	$118,905	$1,650	$120,555	50%	38%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of September 30, 2023 approximately 90% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 57% secured; unsecured exposure is approximately 80% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $33.3 billion as of September 30, 2023 of which $209 million was considered criticized exposure.

	September 30, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$15,819	$1,963	$17,782	53%	29%
Other Oil & Gas(a)	15,048	423	15,471	59	26
Total Oil & Gas(b)	$30,867	$2,386	$33,253	56%	27%

	December 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,729	$4,666	$22,395	50%	25%
Other Oil & Gas(a)	15,818	455	16,273	57	25
Total Oil & Gas	$33,547	$5,121	$38,668	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 39% secured, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 67% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2023 and 2022. Since September 30, 2022, nonaccrual loan exposure increased by $1.1 billion driven by a single name in Banks & Finance Companies and client-specific downgrades in Real Estate and Healthcare, partially offset by a client-specific upgrade in civic organizations.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2023	2022
Beginning balance	$2,395	$2,445
Additions	2,843	1,635
Reductions:
Paydowns and other	783	1,108
Gross charge-offs	414	127
Returned to performing status	550	516
Sales	145	33
Total reductions	1,892	1,784
Net changes	951	(149)
Ending balance	$3,346	$2,296

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2023 and 2022. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Loans
Average loans retained	$667,825	$590,490	$639,125	$576,025
Gross charge-offs	141	109	435	232
Gross recoveries collected	(38)	(50)	(84)	(93)
Net charge-offs/(recoveries)	103	59	351	139
Net charge-off/(recovery) rate	0.06%	0.04%	0.07%	0.03%

Modified wholesale loans
The amortized cost of wholesale FDMs was $1.4 billion and $2.0 billion for the three and nine months ended September 30, 2023, respectively. Refer to Note 1 and Note 12 for further information.
Wholesale TDRs were $108 million and $587 million for the three and nine months ended September 30, 2022, respectively.
As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs is greater than the population previously considered TDRs. Refer to Note 12 for further information on TDRs in prior periods.

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

September 30, 2023 (in millions, except ratios)	1 year or less(f)	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Wholesale loans:
Secured by real estate(a)	$16,152	$60,962	$50,006	$42,123	$169,243
Commercial and industrial	52,042	111,879	9,781	150	173,852
Other(b)	179,440	138,475	37,526	5,819	361,260
Total wholesale loans	$247,634	$311,316	$97,313	$48,092	$704,355
Loans due after one year at fixed interest rates
Secured by real estate(c)		$15,531	$11,640	$678
Commercial and industrial		5,156	1,418	34
Other		25,108	15,294	3,910
Loans due after one year at variable interest rates
Secured by real estate(d)		$45,431	$38,366	$41,445
Commercial and industrial		106,723	8,362	115
Other(e)		113,367	22,233	1,910
Total wholesale loans		$311,316	$97,313	$48,092
(a)Included $6.3 billion, $16.7 billion, and $10.2 billion of loans in 1 year or less, after 1 year through 5 years, and after 5 years though 15, respectively, associated with First Republic.
(b)Included $10.6 billion, and $3.8 billion of loans in 1 year or less, and after 1 year through 5 years, respectively, associated with First Republic.
(c)Included $9.6 billion, and $5.9 billion in after 1 year through 5 years, and after 5 years though 15, respectively, associated with First Republic.
(d)Included $7.1 billion, and $4.3 billion in after 1 year through 5 years, and after 5 years though 15, respectively, associated with First Republic.
(e)Included $3.1 billion in after 1 year through 5 years associated with First Republic.
(f)Includes loans held-for-sale, demand loans and overdrafts.

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Net charge-offs/(recoveries)	$41	$—	$45	$27	$17	$32	$103	$59
Average retained loans	161,765	124,187	170,998	165,287	335,062	301,016	667,825	590,490
Net charge-off/(recovery) rate	0.10%	—%	0.10%	0.07%	0.02%	0.04%	0.06%	0.04%

	Nine months ended September 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2023	2022	2023	2022	2023	2022	2023	2022
Net charge-offs/(recoveries)	$131	$7	$196	$77	$24	$55	$351	$139
Average retained loans	147,171	121,867	171,289	158,132	320,665	296,026	639,125	576,025
Net charge-off/(recovery) rate	0.12%	0.01%	0.15%	0.07%	0.01%	0.02%	0.07%	0.03%

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
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was approximately 88% and 87% at September 30, 2023 and December 31, 2022, respectively. Refer to Note 5 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $67.1 billion and $70.9 billion at September 30, 2023 and December 31, 2022, respectively. The decrease was primarily driven by market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2023	December 31, 2022
Total, net of cash collateral	$67,070	$70,880
Liquid securities and other cash collateral held against derivative receivables	(27,832)	(23,014)
Total, net of liquid securities and other cash collateral	$39,238	$47,866
Other collateral held against derivative receivables	(1,682)	(1,261)
Total, net of collateral	$37,556	$46,605

Ratings profile of derivative receivables
	September 30, 2023		December 31, 2022
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$29,817	79%	$35,097		75%
Noninvestment-grade	7,739	21	11,508	(a)	25
Total	$37,556	100%	$46,605		100%
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
(in millions)	September 30, 2023	December 31, 2022
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$20,092	$6,422
Derivative receivables	11,225	11,721
Credit derivatives and credit-related notes used in credit portfolio management activities	$31,317	$18,143
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2023 was $24.2 billion, reflecting a net addition of $2.5 billion from December 31, 2022.
The net addition to the allowance for credit losses included $1.4 billion, consisting of:
•$707 million in consumer, predominantly driven by CCB, comprised of $801 million in Card Services, partially offset by a $200 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, partially offset by reduced borrower uncertainty and the net effect of changes in the Firm's weighted average macroeconomic outlook. The net reduction in Home Lending was largely driven by improvements in the outlook for home prices, and
•$623 million in wholesale, driven by net downgrade activity, the net effect of changes in the Firm's weighted average macroeconomic outlook, including deterioration in the outlook for commercial real estate in CB, partially offset by the impact of changes in the loan and lending-related commitment portfolios in CIB in the third quarter of 2023.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The changes in the Firm's weighted average macroeconomic outlook included updates to the central scenario in the third quarter of 2023 to reflect a lower forecasted unemployment rate consistent with a higher growth rate in GDP. The Firm's weighted average macroeconomic outlook also reflects the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, reflecting elevated recession risks due to high inflation and tightening financial conditions.
The allowance for credit losses also reflected a reduction of $587 million as a result of the adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 for further information.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.5% in the fourth quarter of 2024, and a 1.8% lower U.S. real GDP exiting the fourth quarter of 2024.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2023
	4Q23	2Q24	4Q24
U.S. unemployment rate(a)	3.9%	4.2%	4.6%
YoY growth in U.S. real GDP(b)	2.1%	1.2%	0.7%

	Assumptions at December 31, 2022
	2Q23	4Q23	2Q24
U.S. unemployment rate(a)	3.8%	4.3%	5.0%
YoY growth in U.S. real GDP(b)	1.5%	0.4%	—%
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

Allowance for credit losses and related information
	2023				2022
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,040	$11,200	$6,486	$19,726	$1,765	$10,250	$4,371	$16,386
Cumulative effect of a change in accounting principle(a)	(489)	(100)	2	(587)	NA	NA	NA	NA
Gross charge-offs	809	3,852	435	5,096	590	2,294	232	3,116
Gross recoveries collected	(388)	(579)	(84)	(1,051)	(441)	(616)	(93)	(1,150)
Net charge-offs/(recoveries)	421	3,273	351	4,045	149	1,678	139	1,966
Provision for loan losses	723	4,073	2,047	6,843	202	1,828	1,733	3,763
Other	1	—	8	9	1	—	1	2
Ending balance at September 30,	$1,854	$11,900	$8,192	$21,946	$1,819	$10,400	$5,966	$18,185

Allowance for lending-related commitments
Beginning balance at January 1,	$76	$—	$2,306	$2,382	$113	$—	$2,148	$2,261
Provision for lending-related commitments	5	—	(313)	(308)	(36)	—	325	289
Other	—	—	1	1	—	—	1	1
Ending balance at September 30,	$81	$—	$1,994	$2,075	$77	$—	$2,474	$2,551

Impairment methodology
Asset-specific(b)	$(942)	$—	$732	$(210)	$(702)	$218	$450	$(34)
Portfolio-based	2,796	11,900	7,460	22,156	2,521	10,182	5,516	18,219
Total allowance for loan losses	$1,854	$11,900	$8,192	$21,946	$1,819	$10,400	$5,966	$18,185

Impairment methodology
Asset-specific	$—	$—	$61	$61	$—	$—	$84	$84
Portfolio-based	81	—	1,933	2,014	77	—	2,390	2,467
Total allowance for lending-related commitments	$81	$—	$1,994	$2,075	$77	$—	$2,474	$2,551
Total allowance for investment securities	NA	NA	NA	$117	NA	NA	NA	$61
Total allowance for credit losses(c)(d)	$1,935	$11,900	$10,186	$24,138	$1,896	$10,400	$8,440	$20,797

Memo:
Retained loans, end-of-period	$397,054	$196,935	$671,952	$1,265,941	$301,403	$170,462	$596,208	$1,068,073
Retained loans, average	352,670	187,624	639,125	1,179,419	298,840	158,721	576,025	1,033,586
Credit ratios
Allowance for loan losses to retained loans	0.47%	6.04%	1.22%	1.73%	0.60%	6.10%	1.00%	1.70%
Allowance for loan losses to retained nonaccrual loans(e)	49	NA	282	329	46	NA	317	314
Allowance for loan losses to retained nonaccrual loans excluding credit card	49	NA	282	151	46	NA	317	134
Net charge-off/(recovery) rates	0.16	2.33	0.07	0.46	0.07	1.41	0.03	0.25
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
(c)At September 30, 2023 and 2022, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $17 million and $30 million, respectively, associated with certain accounts receivable in CIB.
(d)As of September 30, 2023 included $1.2 billion allowance for credit losses associated with First Republic.
(e)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 12 for further information on loan classes.

	September 30, 2023		December 31, 2022
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$815	26%	$1,070	22%
Auto and other	1,039	5	970	6
Consumer, excluding credit card	1,854	31	2,040	28
Credit card	11,900	16	11,200	17
Total consumer	13,754	47	13,240	45
Secured by real estate	2,725	13	1,782	12
Commercial and industrial	3,635	13	3,507	15
Other	1,832	27	1,197	28
Total wholesale	8,192	53	6,486	55
Total(a)	$21,946	100%	$19,726	100%
(a) As of September 30, 2023 included $1.1 billion allowance for loan losses associated with First Republic, consisting of $396 million in Residential real estate, $473 million in Secured by real estate, and $195 million in Commercial and industrial.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At September 30, 2023, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $583.5 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 45-46 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 54-61 for further information on related liquidity risk. Refer to Market Risk Management on pages 84-89 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of September 30, 2023 and December 31, 2022.

(in billions)	September 30, 2023	December 31, 2022
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$27.6	$26.2
Private equity, various debt and equity instruments, and real assets(b)	10.7	10.8
Total carrying value	$38.3	$37.0
(a)As of September 30, 2023, included approximately $1.1 billion in tax-oriented investments in CIB associated with First Republic.
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

Total VaR
	Three months ended
	September 30, 2023			June 30, 2023			September 30, 2022
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$49	$34	$63	$57	$50	$66	$64	$45	$82
Foreign exchange	17	9	26	12	7	24	9	6	15
Equities	7	5	11	8	5	11	11	8	14
Commodities and other	10	8	13	12	8	17	14	11	20
Diversification benefit to CIB trading VaR(a)	(48)	NM	NM	(48)	NM	NM	(47)	NM	NM
CIB trading VaR	35	27	44	41	31	50	51	36	69
Credit Portfolio VaR(b)	15	12	18	14	11	18	10	6	17
Diversification benefit to CIB VaR(a)	(12)	NM	NM	(11)	NM	NM	(8)	NM	NM
CIB VaR	38	30	47	44	34	55	53	38	71
CCB VaR	5	2	9	9	6	14	6	4	11
Corporate and other LOB VaR(c)	11	9	13	13	11	15	12	10	13
Diversification benefit to other VaR(a)	(4)	NM	NM	(7)	NM	NM	(4)	NM	NM
Other VaR	12	9	15	15	13	19	14	11	17
Diversification benefit to CIB and other VaR(a)	(9)	NM	NM	(12)	NM	NM	(13)	NM	NM
Total VaR	$41	$32	$52	$47	$36	$56	$54	$40	$71
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

Quarter over quarter results
Average total VaR decreased by $6 million for the three months ended September 30, 2023, when compared with June 30, 2023, predominantly due to market volatility rolling out of the one-year historical look-back period which primarily impacted fixed income, partially offset by increases in the foreign exchange risk type.
Year over year results
Average total VaR decreased by $13 million for the three months ended September 30, 2023, compared with the same period in the prior year driven by reduced market volatility as well as risk reductions impacting fixed income, partially offset by increases in the foreign exchange risk type.

The following graph presents daily Risk Management VaR for the five trailing quarters.
Daily Risk Management VaR

Third Quarter 2022	Fourth Quarter 2022	First Quarter 2023	Second Quarter 2023	Third Quarter 2023

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
For the 12 months ended September 30, 2023, the Firm posted backtesting gains on 137 of the 258 days, and observed nine VaR backtesting exceptions. For the three months ended September 30, 2023, the Firm posted backtesting gains on 36 of the 65 days, and observed one VaR backtesting exception.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2023. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2023	(a)	December 31, 2022
Parallel shift:
+100 bps shift in rates	$2.5		$(2.0)
-100 bps shift in rates	(2.2)		2.4
Steeper yield curve:
+100 bps shift in long-term rates	0.6		0.8
-100 bps shift in short-term rates	(1.5)		3.2
Flatter yield curve:
+100 bps shift in short-term rates	1.9		(2.8)
-100 bps shift in long-term rates	(0.6)		(0.9)
(a)Reflects the impact of the aforementioned model update to incorporate deposit repricing lags. Prior periods have not been revised.
In the absence of the model update to incorporate deposit repricing lags in the second quarter of 2023, the Firm's U.S. dollar sensitivities as of September 30, 2023, would have been lower by $4.2 billion to the +100 basis points shift in short-term and parallel rate scenarios and higher by $4.4 billion to the -100 basis points shift in short-term and parallel rate scenarios.
In addition, the change in the Firm’s U.S. dollar sensitivities as of September 30, 2023 compared to December 31, 2022 reflected the impact of changes in the Firm’s balance sheet including the impact of the First Republic acquisition.
As of September 30, 2023, the Firm’s sensitivity to the +/-100 basis points parallel shift in rates is primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing.

The Firm continues to convert certain operations and to integrate products associated with the First Republic acquisition to align with the Firm’s business and operations. The Firm also continues to evaluate to which segments certain products associated with the First Republic acquisition, primarily deposits, should be allocated. Accordingly, earnings-at-risk results may be impacted in future periods.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2023	December 31, 2022
Parallel shift:
+100 bps shift in rates	$0.9	$0.7
-100 bps shift in rates	(0.9)	(0.6)
Steeper yield curve:
-100 bps shift in short-term rates	(0.8)	(0.6)
Flatter yield curve:
+100 bps shift in short-term rates	0.9	0.6
The results of the non-U.S. dollar interest rate scenario involving a steeper/flatter yield curve with long-term rates increasing/decreasing by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at September 30, 2023 and December 31, 2022.
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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2023 and December 31, 2022, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2023	December 31, 2022
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(73)	$(56)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,053)	(1,046)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(10)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	5	3
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(3)	(4)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	(1)	(1)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	43	43
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	—
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	—
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2023 and their comparative exposures as of December 31, 2022. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The decrease in exposure to Japan when compared to December 31, 2022, was driven by a reduction in cash placed with the central bank of Japan as a result of liquidity management activities undertaken by the Firm and client-driven activities.
The decrease in exposure to Australia when compared to December 31, 2022, was driven by a reduction in cash placed with the central bank of Australia in the first quarter of 2023 due to client-driven activities resulting from changes in interest rates. .
In addition, in the third quarter of 2023, the exposures to Germany and the United Kingdom decreased by $18.6 billion and $13.6 billion, respectively, when compared to June 30, 2023 primarily driven by decreases in cash placed with the central banks of those countries as a result of liquidity management activities undertaken by the Firm and client-driven activities.
The Firm continues to monitor its exposure to Russia which was approximately $400 million as of September 30, 2023 based on the Firm's internal country risk measurement framework. This amount excludes certain deposits placed on behalf of clients at the Depository Insurance Agency of Russia.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2023					December 31, 2022(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$77.0	$11.6	$4.5	$0.7	$93.8	$93.2
United Kingdom	25.8	25.6	20.8	2.8	75.0	70.1
Japan	26.0	2.5	4.6	0.3	33.4	55.8
Canada	2.0	11.8	3.6	0.2	17.6	14.4
Brazil	2.6	4.8	7.8	—	15.2	17.8
China	5.1	5.6	3.5	—	14.2	13.7
Australia	5.2	6.4	2.4	—	14.0	25.7
France	0.4	10.0	1.7	1.1	13.2	18.1
Switzerland	5.4	3.9	1.4	0.7	11.4	15.3
Belgium	8.0	1.6	1.1	—	10.7	9.2
Singapore	1.6	3.6	3.6	0.2	9.0	9.9
India	1.3	3.6	3.5	0.2	8.6	9.0
South Korea	1.2	3.7	3.3	0.2	8.4	10.0
Netherlands	—	6.6	0.7	0.3	7.6	7.1
Mexico	0.7	4.3	1.9	—	6.9	5.4
Saudi Arabia	1.3	3.8	1.4	—	6.5	7.9
Spain	0.3	4.9	0.7	—	5.9	5.8
Italy	—	5.0	(0.3)	0.5	5.2	3.4
Luxembourg	0.8	2.4	1.3	—	4.5	5.3
Hong Kong SAR	2.4	1.0	0.9	0.2	4.5	4.5
(a)Country exposures presented in the table reflect 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, as of both September 30, 2023 and December 31, 2022.
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
(f)The country rankings presented in the table as of December 31, 2022, are based on the country rankings of the corresponding exposures at September 30, 2023, not actual rankings of such exposures as of December 31, 2022.

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
For example, compared to the Firm’s central scenario shown on page 80 and in Note 13, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 1.9% higher over the eight-quarter forecast, with a peak difference of
2.7% in the third quarter of 2024; lower
U.S. real GDP with a slower recovery, remaining approximately 3.7% lower at the end of the eight-quarter forecast, with a peak difference of approximately 4.5% in the third quarter of 2024; and lower national HPI with a peak difference of approximately 16.2% in the second quarter of 2025.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of September 30, 2023, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2023, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $950 million for residential real estate loans and lending-related commitments, including the First Republic portfolios
•An increase of approximately $3.1 billion for credit card loans
▪An increase of approximately $4.1 billion for wholesale loans and lending-related commitments, excluding the First Republic portfolios.
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
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2023.
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

September 30, 2023 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$344,193	$—
Securities borrowed	68,046	—
Trading assets:
Trading–debt and equity instruments	534,881	2,922
Derivative receivables(a)	67,070	10,644
Total trading assets	601,951	13,566
AFS securities	197,119	60
Loans	38,808	3,683
MSRs	9,109	9,109
Other	13,171	888
Total assets measured at fair value on a recurring basis	1,272,397	27,306
Total assets measured at fair value on a nonrecurring basis	2,993	2,290
Total assets measured at fair value	$1,275,390	$29,596
Total Firm assets	$3,898,333
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.8%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2.3%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $10.6 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $12.9 billion and $11.3 billion at September 30, 2023 and December 31, 2022, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was predominantly driven by continued growth in rewards points earned on higher spend and promotional offers outpacing redemptions throughout 2023, and, to a lesser extent, adjustments to certain reward program terms in the second quarter of 2023. Refer to pages 151-152 of JPMorgan Chase’s 2022 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2023.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•Local, regional and global business, economic and political conditions and geopolitical events, including geopolitical tensions and hostilities;
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue
Investment banking fees	$1,722	$1,674	$4,884	$5,268
Principal transactions	6,210	5,383	20,735	15,478
Lending- and deposit-related fees	2,039	1,731	5,487	5,443
Asset management fees	3,904	3,495	11,143	10,664
Commissions and other fees	1,705	1,574	5,139	5,007
Investment securities losses	(669)	(959)	(2,437)	(1,506)
Mortgage fees and related income	414	314	913	1,152
Card income	1,209	1,086	3,537	3,194
Other income	614	900	4,913	2,930
Noninterest revenue	17,148	15,198	54,314	47,630
Interest income	44,556	25,611	123,204	59,753
Interest expense	21,830	8,093	57,988	13,235
Net interest income	22,726	17,518	65,216	46,518
Total net revenue	39,874	32,716	119,530	94,148

Provision for credit losses	1,384	1,537	6,558	4,101

Noninterest expense
Compensation expense	11,726	10,539	34,618	31,627
Occupancy expense	1,197	1,162	3,382	3,425
Technology, communications and equipment expense	2,386	2,366	6,837	7,102
Professional and outside services	2,620	2,481	7,629	7,522
Marketing	1,126	1,017	3,293	2,818
Other expense	2,702	1,613	6,927	4,624
Total noninterest expense	21,757	19,178	62,686	57,118
Income before income tax expense	16,733	12,001	50,286	32,929
Income tax expense	3,582	2,264	10,041	6,261
Net income	$13,151	$9,737	$40,245	$26,668
Net income applicable to common stockholders	$12,685	$9,255	$38,889	$25,295
Net income per common share data
Basic earnings per share	$4.33	$3.13	$13.20	$8.53
Diluted earnings per share	4.33	3.12	13.18	8.51

Weighted-average basic shares	2,927.5	2,961.2	2,946.6	2,966.8
Weighted-average diluted shares	2,932.1	2,965.4	2,951.0	2,970.9
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$13,151	$9,737	$40,245	$26,668
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(1,950)	(2,145)	1,019	(13,629)
Translation adjustments, net of hedges	(340)	(581)	(73)	(1,322)
Fair value hedges	(5)	38	(15)	199
Cash flow hedges	(583)	(1,698)	(282)	(5,837)
Defined benefit pension and OPEB plans	(21)	(1,004)	(82)	(917)
DVA on fair value option elected liabilities	85	625	(330)	2,456
Total other comprehensive income/(loss), after–tax	(2,814)	(4,765)	237	(19,050)
Comprehensive income	$10,337	$4,972	$40,482	$7,618
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$24,921	$27,697
Deposits with banks	486,448	539,537
Federal funds sold and securities purchased under resale agreements (included $344,193 and $311,883 at fair value)	350,059	315,592
Securities borrowed (included $68,046 and $70,041 at fair value)	188,279	185,369
Trading assets (included assets pledged of $132,750 and $93,687)	601,993	453,799
Available-for-sale securities (amortized cost of $206,500 and $216,188; included assets pledged of $12,548 and $9,158)	197,119	205,857
Held-to-maturity securities	388,261	425,305
Investment securities, net of allowance for credit losses	585,380	631,162
Loans (included $38,808 and $42,079 at fair value)	1,310,059	1,135,647
Allowance for loan losses	(21,946)	(19,726)
Loans, net of allowance for loan losses	1,288,113	1,115,921
Accrued interest and accounts receivable	127,752	125,189
Premises and equipment	29,677	27,734
Goodwill, MSRs and other intangible assets	64,910	60,859
Other assets (included $14,168 and $14,921 at fair value and assets pledged of $5,701 and $7,998)	150,801	182,884
Total assets(a)	$3,898,333	$3,665,743
Liabilities
Deposits (included $65,006 and $28,620 at fair value)	$2,379,526	$2,340,179
Federal funds purchased and securities loaned or sold under repurchase agreements (included $211,571 and $151,999 at fair value)	268,750	202,613
Short-term borrowings (included $19,289 and $15,792 at fair value)	45,470	44,027
Trading liabilities	207,457	177,976
Accounts payable and other liabilities (included $4,492 and $7,038 at fair value)	292,070	300,141
Beneficial interests issued by consolidated VIEs (included $66 and $5 at fair value)	24,896	12,610
Long-term debt (included $78,357 and $72,281 at fair value)	362,793	295,865
Total liabilities(a)	3,580,962	3,373,411
Commitments and contingencies (refer to Notes 24, 25 and 26)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,740,375 shares)	27,404	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	89,899	89,044
Retained earnings	327,044	296,456
Accumulated other comprehensive losses	(17,104)	(17,341)
Treasury stock, at cost (1,213,925,554 and 1,170,676,094 shares)	(113,977)	(107,336)
Total stockholders’ equity	317,371	292,332
Total liabilities and stockholders’ equity	$3,898,333	$3,665,743
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2023 and December 31, 2022. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

(in millions)	September 30, 2023	December 31, 2022
Assets
Trading assets	$1,780	$2,151
Loans	38,176	34,411
All other assets	593	550
Total assets	$40,549	$37,112
Liabilities
Beneficial interests issued by consolidated VIEs	$24,896	$12,610
All other liabilities	244	279
Total liabilities	$25,140	$12,889
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Preferred stock
Balance at the beginning of the period	$27,404	$32,838	$27,404	$34,838
Issuance	—	—	—	—
Redemption	—	—	—	(2,000)
Balance at September 30	27,404	32,838	27,404	32,838

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	89,578	88,614	89,044	88,415
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	321	251	855	450
Balance at September 30	89,899	88,865	89,899	88,865

Retained earnings
Balance at the beginning of the period	317,359	282,445	296,456	272,268
Cumulative effect of change in accounting principles	—	—	449	—
Net income	13,151	9,737	40,245	26,668
Dividends declared:
Preferred stock	(386)	(432)	(1,115)	(1,239)
Common stock ($1.05 and $1.00 per share and $3.05 and $3.00 per share, respectively)	(3,080)	(2,974)	(8,991)	(8,921)
Balance at September 30	327,044	288,776	327,044	288,776

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(14,290)	(14,369)	(17,341)	(84)
Other comprehensive income/(loss), after-tax	(2,814)	(4,765)	237	(19,050)
Balance at September 30	(17,104)	(19,134)	(17,104)	(19,134)

Treasury stock, at cost
Balance at the beginning of the period	(111,640)	(107,490)	(107,336)	(105,415)
Repurchase	(2,387)	—	(7,658)	(3,122)
Reissuance	50	58	1,017	1,105
Balance at September 30	(113,977)	(107,432)	(113,977)	(107,432)

Total stockholders’ equity	$317,371	$288,018	$317,371	$288,018
Effective January 1, 2023, the Firm adopted the Financial Instruments – Credit Losses: Troubled Debt Restructurings and Derivatives and Hedging: Fair Value Hedging – Portfolio Layer Method accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2023	2022
Operating activities
Net income	$40,245	$26,668
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	6,558	4,101
Depreciation and amortization	4,175	5,380
Deferred tax (benefit)/expense	(4,544)	(3,455)
Bargain purchase gain associated with the First Republic acquisition	(2,812)	—
Other	3,611	3,815
Originations and purchases of loans held-for-sale	(83,534)	(131,589)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	83,169	149,420
Net change in:
Trading assets	(151,151)	(114,006)
Securities borrowed	(2,852)	12,347
Accrued interest and accounts receivable	(166)	(41,621)
Other assets	39,371	(17,114)
Trading liabilities	30,787	34,950
Accounts payable and other liabilities	(11,955)	75,961
Other operating adjustments	1,841	1,040
Net cash provided by/(used in) operating activities	(47,257)	5,897
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(34,101)	(40,741)
Held-to-maturity securities:
Proceeds from paydowns and maturities	34,152	33,542
Purchases	(4,141)	(29,329)
Available-for-sale securities:
Proceeds from paydowns and maturities	39,160	30,646
Proceeds from sales	82,922	62,252
Purchases	(82,075)	(75,204)
Proceeds from sales and securitizations of loans held-for-investment	34,541	36,199
Other changes in loans, net	(60,094)	(96,151)
Net cash used in the First Republic acquisition	(9,920)	—
All other investing activities, net	(12,683)	(7,503)
Net cash used in investing activities	(12,239)	(86,289)
Financing activities
Net change in:
Deposits	(43,083)	(44,336)
Federal funds purchased and securities loaned or sold under repurchase agreements	66,050	45,910
Short-term borrowings	1,303	(4,813)
Beneficial interests issued by consolidated VIEs	10,823	2,042
Proceeds from long-term borrowings	42,817	68,944
Payments of long-term borrowings	(48,757)	(37,470)
Redemption of preferred stock	—	(2,000)
Treasury stock repurchased	(7,549)	(3,162)
Dividends paid	(10,037)	(10,186)
All other financing activities, net	(1,241)	1,158
Net cash provided by financing activities	10,326	16,087
Effect of exchange rate changes on cash and due from banks and deposits with banks	(6,695)	(32,342)
Net decrease in cash and due from banks and deposits with banks	(55,865)	(96,647)
Cash and due from banks and deposits with banks at the beginning of the period	567,234	740,834
Cash and due from banks and deposits with banks at the end of the period	$511,369	$644,187
Cash interest paid	$55,775	$11,075
Cash income taxes paid, net	5,541	226
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 200-205 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). The Firm continues to convert certain operations, and to integrate clients, products and services associated with the First Republic acquisition, to align with the Firm’s businesses and operations. The Firm also continues to evaluate to which segments certain clients, products and services, primarily deposits, should be allocated. Accordingly, reporting classifications and allocations may change in future periods, including across the Firm's segments. Refer to Note 27 for a further discussion of the Firm’s business segments and Note 28 for additional information on the First Republic acquisition.
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
The Firm elected to apply its non-DCF, portfolio-based allowance approach for modified loans to troubled borrowers for all portfolios except collateral-dependent loans and nonaccrual risk-rated loans which the Firm elected to continue applying a DCF methodology. Refer to Note 13 of JPMorgan Chase’s 2022 Form 10-K for a description of the portfolio-based allowance approach and the asset-specific allowance approach.
This guidance was adopted under the modified retrospective method which resulted in a net decrease to the allowance for credit losses of $587 million and an increase to retained earnings of $446 million, after-tax, predominantly driven by residential real estate and credit card.
The adoption of this guidance eliminated the disclosure requirements for TDRs including the requirement to assess whether a modification is reasonably expected or involves a concession. The new guidance requires disclosure for loan modifications to borrowers experiencing financial difficulty consisting of principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or a combination of these modifications. The Firm has defined these types of modifications as financial difficulty modifications ("FDMs"). As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs differs from the population previously considered TDRs. This guidance also requires disclosure of current period gross charge-offs by vintage origination year.
Refer to Note 12 for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of September 30, 2023 and December 31, 2022, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

September 30, 2023 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$344,193	$—	$—	$344,193
Securities borrowed	—	68,046	—	—	68,046
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	88,624	779	—	89,403
Residential – nonagency	—	2,164	5	—	2,169
Commercial – nonagency	—	1,677	13	—	1,690
Total mortgage-backed securities	—	92,465	797	—	93,262
U.S. Treasury, GSEs and government agencies(a)	123,392	9,100	—	—	132,492
Obligations of U.S. states and municipalities	—	6,265	9	—	6,274
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,760	—	—	2,760
Non-U.S. government debt securities	34,373	54,850	151	—	89,374
Corporate debt securities	—	32,734	652	—	33,386
Loans	—	7,098	1,048	—	8,146
Asset-backed securities	—	2,960	6	—	2,966
Total debt instruments	157,765	208,232	2,663	—	368,660
Equity securities	135,880	976	151	—	137,007
Physical commodities(b)	2,657	10,409	5	—	13,071
Other	—	16,040	103	—	16,143
Total debt and equity instruments(c)	296,302	235,657	2,922	—	534,881
Derivative receivables:
Interest rate	5,929	280,613	4,399	(259,844)	31,097
Credit	—	10,418	1,198	(10,298)	1,318
Foreign exchange	275	235,721	1,320	(214,708)	22,608
Equity	—	54,647	3,531	(52,458)	5,720
Commodity	—	17,272	196	(11,141)	6,327
Total derivative receivables	6,204	598,671	10,644	(548,449)	67,070
Total trading assets(d)	302,506	834,328	13,566	(548,449)	601,951
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	6	82,511	—	—	82,517
Residential – nonagency	—	3,578	—	—	3,578
Commercial – nonagency	—	2,558	—	—	2,558
Total mortgage-backed securities	6	88,647	—	—	88,653
U.S. Treasury and government agencies	53,241	118	—	—	53,359
Obligations of U.S. states and municipalities	—	19,662	—	—	19,662
Non-U.S. government debt securities	18,196	8,317	—	—	26,513
Corporate debt securities	—	134	60	—	194
Asset-backed securities:
Collateralized loan obligations	—	5,703	—	—	5,703
Other(a)	—	3,035	—	—	3,035
Total available-for-sale securities	71,443	125,616	60	—	197,119
Loans(e)	—	35,125	3,683	—	38,808
Mortgage servicing rights	—	—	9,109	—	9,109
Other assets(d)	6,054	6,229	888	—	13,171
Total assets measured at fair value on a recurring basis	$380,003	$1,413,537	$27,306	$(548,449)	$1,272,397
Deposits	$—	$63,154	$1,852	$—	$65,006
Federal funds purchased and securities loaned or sold under repurchase agreements	—	211,571	—	—	211,571
Short-term borrowings	—	17,344	1,945	—	19,289
Trading liabilities:
Debt and equity instruments(c)	132,323	33,130	41	—	165,494
Derivative payables:
Interest rate	3,880	268,415	5,510	(261,831)	15,974
Credit	—	10,728	647	(10,493)	882
Foreign exchange	269	233,348	807	(221,519)	12,905
Equity	—	57,499	4,830	(55,424)	6,905
Commodity	—	17,238	319	(12,260)	5,297
Total derivative payables	4,149	587,228	12,113	(561,527)	41,963
Total trading liabilities	136,472	620,358	12,154	(561,527)	207,457
Accounts payable and other liabilities	2,999	1,430	63	—	4,492
Beneficial interests issued by consolidated VIEs	—	66	—	—	66
Long-term debt	—	53,510	24,847	—	78,357
Total liabilities measured at fair value on a recurring basis	$139,471	$967,433	$40,861	$(561,527)	$586,238

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2022 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$311,883	$—	$—	$311,883
Securities borrowed	—	70,041	—	—	70,041
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,162	759	—	68,921
Residential – nonagency	—	2,498	5	—	2,503
Commercial – nonagency	—	1,448	7	—	1,455
Total mortgage-backed securities	—	72,108	771	—	72,879
U.S. Treasury, GSEs and government agencies(a)	61,191	8,546	—	—	69,737
Obligations of U.S. states and municipalities	—	6,608	7	—	6,615
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,009	—	—	2,009
Non-U.S. government debt securities	18,213	48,429	155	—	66,797
Corporate debt securities	—	25,626	463	—	26,089
Loans	—	5,744	759	—	6,503
Asset-backed securities	—	2,536	23	—	2,559
Total debt instruments	79,404	171,606	2,178	—	253,188
Equity securities	82,483	2,060	665	—	85,208
Physical commodities(b)	9,595	16,673	2	—	26,270
Other	—	18,146	64	—	18,210
Total debt and equity instruments(c)	171,482	208,485	2,909	—	382,876
Derivative receivables:
Interest rate	3,390	292,956	4,069	(271,996)	28,419
Credit	—	9,722	607	(9,239)	1,090
Foreign exchange	169	240,207	1,203	(218,214)	23,365
Equity	—	57,485	4,428	(52,774)	9,139
Commodity	—	24,982	375	(16,490)	8,867
Total derivative receivables	3,559	625,352	10,682	(568,713)	70,880
Total trading assets(d)	175,041	833,837	13,591	(568,713)	453,756
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	3	71,500	—	—	71,503
Residential – nonagency	—	4,620	—	—	4,620
Commercial – nonagency	—	1,958	—	—	1,958
Total mortgage-backed securities	3	78,078	—	—	78,081
U.S. Treasury and government agencies	92,060	—	—	—	92,060
Obligations of U.S. states and municipalities	—	6,786	—	—	6,786
Non-U.S. government debt securities	10,591	9,105	—	—	19,696
Corporate debt securities	—	118	239	—	357
Asset-backed securities:
Collateralized loan obligations	—	5,792	—	—	5,792
Other	—	3,085	—	—	3,085
Total available-for-sale securities	102,654	102,964	239	—	205,857
Loans(e)	—	40,661	1,418	—	42,079
Mortgage servicing rights	—	—	7,973	—	7,973
Other assets(d)	7,544	6,065	405	—	14,014
Total assets measured at fair value on a recurring basis	$285,239	$1,365,451	$23,626	$(568,713)	$1,105,603
Deposits	$—	$26,458	$2,162	$—	$28,620
Federal funds purchased and securities loaned or sold under repurchase agreements	—	151,999	—	—	151,999
Short-term borrowings	—	14,391	1,401	—	15,792
Trading liabilities:
Debt and equity instruments(c)	98,719	28,032	84	—	126,835
Derivative payables:
Interest rate	2,643	284,280	3,368	(274,321)	15,970
Credit	—	9,377	594	(9,217)	754
Foreign exchange	160	250,647	714	(232,665)	18,856
Equity	—	57,649	4,812	(53,657)	8,804
Commodity	—	22,748	521	(16,512)	6,757
Total derivative payables	2,803	624,701	10,009	(586,372)	51,141
Total trading liabilities	101,522	652,733	10,093	(586,372)	177,976
Accounts payable and other liabilities	5,702	1,283	53	—	7,038
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	48,189	24,092	—	72,281
Total liabilities measured at fair value on a recurring basis	$107,224	$895,058	$37,801	$(586,372)	$453,711
(a)At September 30, 2023 and December 31, 2022, included total U.S. GSE obligations of $90.8 billion and $73.8 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2023 and December 31, 2022, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion and $950 million, respectively. Included in these balances at September 30, 2023 and December 31, 2022, were trading assets of $42 million and $43 million, respectively, and other assets of $997 million and $907 million, respectively.
(e)At September 30, 2023 and December 31, 2022, included $9.4 billion and $9.7 billion, respectively, of residential first-lien mortgages, and $6.2 billion and $6.8 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $3.7 billion and $2.4 billion, respectively.
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

Level 3 inputs(a)
September 30, 2023
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,664	Discounted cash flows	Yield	0%	80%	8%
			Prepayment speed	3%	11%	8%
			Conditional default rate	0%	5%	0%
			Loss severity	0%	110%	3%
Commercial mortgage-backed securities and loans(c)	2,255	Market comparables	Price	$0	$100	$81
Corporate debt securities	712	Market comparables	Price	$0	$242	$99
Loans(d)	1,609	Market comparables	Price	$0	$118	$75
Non-U.S. government debt securities	151	Market comparables	Price	$6	$102	$89
Net interest rate derivatives	(1,101)	Option pricing	Interest rate volatility	26bps	814bps	136bps
			Interest rate spread volatility	37bps	77bps	64bps
			Bermudan switch value	0%	52%	18%
			Interest rate correlation	(85)%	90%	15%
			IR-FX correlation	(35)%	60%	3%
	(10)	Discounted cash flows	Prepayment speed	0%	20%	5%
Net credit derivatives	520	Discounted cash flows	Credit correlation	35%	65%	49%
			Credit spread	0bps	13,323bps	340bps
			Recovery rate	10%	90%	41%
	31	Market comparables	Price	$0	$115	$73
Net foreign exchange derivatives	582	Option pricing	IR-FX correlation	(40)%	60%	20%
	(69)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	0%	14%	6%
Net equity derivatives	(1,299)	Option pricing	Forward equity price(h)	83%	162%	102%
			Equity volatility	3%	203%	32%
			Equity correlation	17%	100%	57%
			Equity-FX correlation	(80)%	59%	(30)%
			Equity-IR correlation	10%	20%	18%
Net commodity derivatives	(123)	Option pricing	Oil commodity forward	37 $/BBL	273 $/BBL	155 $/BBL
			Natural gas commodity forward	1 $/MMBTU	8 $/MMBTU	5 $/MMBTU
			Commodity volatility	5%	23%	14%
			Commodity correlation	(35)%	80%	23%
MSRs	9,109	Discounted cash flows	Refer to Note 15
Long-term debt, short-term borrowings, and deposits(e)	27,295	Option pricing	Interest rate volatility	26bps	814bps	136bps
			Bermudan switch value	0%	52%	18%
			Interest rate correlation	(85)%	90%	15%
			IR-FX correlation	(35)%	60%	3%
			Equity correlation	17%	100%	57%
			Equity-FX correlation	(80)%	59%	(30)%
			Equity-IR correlation	10%	20%	18%
	1,349	Discounted cash flows	Credit correlation	35%	65%	49%
			Yield	5%	20%	13%
			Conditional default rate	0%	1%	1%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,058
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $779 million, nonagency securities of $5 million and non-trading loans of $880 million.
(c)Comprises nonagency securities of $13 million, trading loans of $72 million and non-trading loans of $2.2 billion.
(d)Comprises trading loans of $976 million and non-trading loans of $633 million.
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
(f)Includes equity securities of $830 million including $680 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended September 30, 2023 and 2022. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2023 (in millions)	Fair value at July 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	706	(4)		118	(20)		(21)	—	—	779	(4)
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	6	6		1	—		—	—	—	13	7
Total mortgage-backed securities	717	2		119	(20)		(21)	—	—	797	3
Obligations of U.S. states and municipalities	6	—		—	—		—	3	—	9	—
Non-U.S. government debt securities	199	9		16	(53)		—	—	(20)	151	18
Corporate debt securities	522	15		191	(56)		(1)	8	(27)	652	4
Loans	1,105	(56)		161	(172)		(12)	108	(86)	1,048	(56)
Asset-backed securities	14	1		—	(8)		—	—	(1)	6	1
Total debt instruments	2,563	(29)		487	(309)		(34)	119	(134)	2,663	(30)
Equity securities	631	2		26	(100)		(442)	41	(7)	151	7
Physical commodities	6	(2)		1	—		—	—	—	5	(2)
Other	113	(3)		9	—		(15)	—	(1)	103	(2)
Total trading assets – debt and equity instruments	3,313	(32)	(c)	523	(409)		(491)	160	(142)	2,922	(27)	(c)
Net derivative receivables:(b)
Interest rate	(1,122)	(162)		79	(127)		349	(56)	(72)	(1,111)	(267)
Credit	689	11		2	—		(150)	(4)	3	551	11
Foreign exchange	389	88		55	(18)		(5)	7	(3)	513	51
Equity	(1,881)	1,013		145	(222)		(385)	70	(39)	(1,299)	1,060
Commodity	(353)	113		3	(101)		31	—	184	(123)	104
Total net derivative receivables	(2,278)	1,063	(c)	284	(468)		(160)	17	73	(1,469)	959	(c)
Available-for-sale securities:
Corporate debt securities	267	(4)		—	(165)		—	—	(38)	60	(3)
Total available-for-sale securities	267	(4)	(d)	—	(165)		—	—	(38)	60	(3)	(d)
Loans	3,808	110	(c)	24	(34)		(442)	276	(59)	3,683	25	(c)
Mortgage servicing rights	8,229	596	(e)	650	(101)		(265)	—	—	9,109	596	(e)
Other assets	417	(1)	(c)	498	(11)		(14)	—	(1)	888	(1)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2023 (in millions)	Fair value at July 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,053	$(34)	(c)(f)	$—	$—	$341	$(468)	$—	$(40)	$1,852	$(34)	(c)(f)
Short-term borrowings	1,704	22	(c)(f)	—	—	1,371	(1,150)	—	(2)	1,945	2	(c)(f)
Trading liabilities – debt and equity instruments	63	(5)	(c)	(2)	2	—	(2)	—	(15)	41	—
Accounts payable and other liabilities	68	(7)	(c)	(11)	13	—	—	—	—	63	(7)	(c)
Long-term debt	25,425	(764)	(c)(f)	—	—	3,380	(3,130)	18	(82)	24,847	(774)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2022 (in millions)	Fair value at July 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$1	$—		$1	$—		$(1)	$—	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	803	5		5	—		(32)	—	(5)	776	5
Residential – nonagency	14	—		1	(5)		—	—	(1)	9	—
Commercial – nonagency	10	(1)		—	(1)		—	3	—	11	(1)
Total mortgage-backed securities	827	4		6	(6)		(32)	3	(6)	796	4
Obligations of U.S. states and municipalities	7	1		—	(1)		—	—	—	7	1
Non-U.S. government debt securities	205	(11)		21	(22)		(4)	8	(31)	166	(11)
Corporate debt securities	574	2		45	(75)		(28)	66	(236)	348	11
Loans	898	(15)		103	(144)		(43)	252	(186)	865	(16)
Asset-backed securities	20	5		15	(13)		—	—	(1)	26	1
Total debt instruments	2,531	(14)		190	(261)		(107)	329	(460)	2,208	(10)
Equity securities	661	(43)		16	(60)		(2)	18	(10)	580	(46)
Physical commodities	2	(1)		1	—		—	—	—	2	(1)
Other	87	19		10	—		(32)	1	(1)	84	15
Total trading assets – debt and equity instruments	3,281	(39)	(c)	217	(321)		(141)	348	(471)	2,874	(42)	(c)
Net derivative receivables:(b)
Interest rate	420	(574)		60	(108)		(38)	848	(53)	555	(552)
Credit	249	56		6	(1)		41	2	(10)	343	69
Foreign exchange	245	217		31	(43)		43	(1)	15	507	166
Equity	(1,234)	904		272	(424)		385	(134)	(95)	(326)	902
Commodity	26	116		14	(51)		29	4	61	199	141
Total net derivative receivables	(294)	719	(c)	383	(627)		460	719	(82)	1,278	726	(c)
Available-for-sale securities:
Corporate debt securities	186	(6)		—	—		—	—	—	180	(6)
Total available-for-sale securities	186	(6)	(d)	—	—		—	—	—	180	(6)	(d)
Loans	2,020	(53)	(c)	37	(85)		(102)	213	(456)	1,574	(52)	(c)
Mortgage servicing rights	7,439	504	(e)	510	(79)		(234)	—	—	8,140	504	(e)
Other assets	408	11	(c)	2	(1)		(44)	—	—	376	11	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2022 (in millions)	Fair value at July 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,032	$(152)	(c)(f)	$—	$—	$24	$(18)	$—	$(60)	$1,826	$(154)	(c)(f)
Short-term borrowings	2,101	(22)	(c)(f)	—	—	863	(1,354)	—	(4)	1,584	(51)	(c)(f)
Trading liabilities – debt and equity instruments	56	3	(c)	(5)	14	—	—	7	(4)	71	7	(c)
Accounts payable and other liabilities	73	(4)	(c)	—	—	—	—	—	—	69	(4)	(c)
Long-term debt	23,077	(1,037)	(c)(f)	—	—	2,943	(2,404)	297	(448)	22,428	(1,075)	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	3		249	(133)		(85)	—	(14)	779	3
Residential – nonagency	5	7		—	(6)		(2)	1	—	5	—
Commercial – nonagency	7	6		1	—		(1)	8	(8)	13	5
Total mortgage-backed securities	771	16		250	(139)		(88)	9	(22)	797	8
Obligations of U.S. states and municipalities	7	—		—	(1)		—	3	—	9	—
Non-U.S. government debt securities	155	49		116	(149)		—	—	(20)	151	86
Corporate debt securities	463	39		301	(116)		(3)	38	(70)	652	34
Loans	759	(54)		843	(299)		(125)	233	(309)	1,048	(28)
Asset-backed securities	23	1		5	(11)		(1)	5	(16)	6	(1)
Total debt instruments	2,178	51		1,515	(715)		(217)	288	(437)	2,663	99
Equity securities	665	(45)		134	(207)		(442)	181	(135)	151	(28)
Physical Commodities	2	(2)		7	—		(2)	—	—	5	5
Other	64	(43)		105	—		(19)	1	(5)	103	(25)
Total trading assets – debt and equity instruments	2,909	(39)	(c)	1,761	(922)		(680)	470	(577)	2,922	51	(c)
Net derivative receivables:(b)
Interest rate	701	(859)		174	(219)		376	(1,135)	(149)	(1,111)	(789)
Credit	13	485		5	(4)		52	22	(22)	551	487
Foreign exchange	489	140		134	(126)		(206)	126	(44)	513	114
Equity	(384)	1,036		758	(1,584)		(1,111)	530	(544)	(1,299)	936
Commodity	(146)	71		42	(219)		(80)	(11)	220	(123)	57
Total net derivative receivables	673	873	(c)	1,113	(2,152)		(969)	(468)	(539)	(1,469)	805	(c)
Available-for-sale securities:
Corporate debt securities	239	24		—	(165)		—	—	(38)	60	22
Total available-for-sale securities	239	24	(d)	—	(165)		—	—	(38)	60	22	(d)
Loans	1,418	133	(c)	2,309	(107)		(1,027)	1,193	(236)	3,683	29	(c)
Mortgage servicing rights	7,973	860	(e)	1,227	(191)		(760)	—	—	9,109	860	(e)
Other assets	405	20	(c)	515	(13)		(44)	8	(3)	888	56	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$(37)	(c)(f)	$—	$—	$608	$(716)	$—	$(165)	$1,852	$(41)	(c)(f)
Short-term borrowings	1,401	162	(c)(f)	—	—	3,613	(3,209)	2	(24)	1,945	12	(c)(f)
Trading liabilities – debt and equity instruments	84	(18)	(c)	(29)	8	—	(4)	18	(18)	41	3	(c)
Accounts payable and other liabilities	53	(3)	(c)	(13)	20	—	—	8	(2)	63	(3)	(c)
Long-term debt	24,092	917	(c)(f)	—	—	8,780	(8,655)	222	(509)	24,847	667	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$1	$—		$(1)	$1	$—	$1	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	265	31		670	(125)		(60)	—	(5)	776	29
Residential – nonagency	28	—		6	(5)		(12)	—	(8)	9	(1)
Commercial – nonagency	10	(1)		—	(1)		—	3	—	11	(1)
Total mortgage-backed securities	303	30		676	(131)		(72)	3	(13)	796	27
Obligations of U.S. states and municipalities	7	1		—	(1)		—	—	—	7	2
Non-U.S. government debt securities	81	(53)		426	(288)		(4)	51	(47)	166	(50)
Corporate debt securities	332	(33)		378	(146)		(65)	164	(282)	348	(27)
Loans	708	(52)		522	(406)		(202)	777	(482)	865	(25)
Asset-backed securities	26	5		17	(23)		—	5	(4)	26	1
Total debt instruments	1,457	(102)		2,019	(995)		(343)	1,000	(828)	2,208	(72)
Equity securities	662	(955)		337	(361)		(2)	977	(78)	580	(407)
Physical Commodities	—	(1)		3	—		—	—	—	2	(1)
Other	160	86		36	—		(195)	1	(4)	84	58
Total trading assets – debt and equity instruments	2,279	(972)	(c)	2,395	(1,356)		(540)	1,978	(910)	2,874	(422)	(c)
Net derivative receivables:(b)
Interest rate	(16)	(181)		285	(337)		218	865	(279)	555	25
Credit	74	387		14	(8)		(120)	—	(4)	343	367
Foreign exchange	(419)	755		178	(86)		75	17	(13)	507	716
Equity	(3,626)	3,472		932	(1,449)		688	(692)	349	(326)	3,106
Commodity	(907)	920		82	(257)		297	3	61	199	878
Total net derivative receivables	(4,894)	5,353	(c)	1,491	(2,137)		1,158	193	114	1,278	5,092	(c)
Available-for-sale securities:
Corporate debt securities	161	2		17	—		—	—	—	180	2
Total available-for-sale securities	161	2	(d)	17	—		—	—	—	180	2	(d)
Loans	1,933	(37)	(c)	431	(185)		(633)	829	(764)	1,574	79	(c)
Mortgage servicing rights	5,494	2,117	(e)	1,981	(750)		(702)	—	—	8,140	2,117	(e)
Other assets	306	136	(c)	48	(29)		(81)	2	(6)	376	131	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2022	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(454)	(c)(f)	$—	$—	$270	$(87)	$—	$(220)	$1,826	$(446)	(c)(f)
Short-term borrowings	2,481	(409)	(c)(f)	—	—	3,249	(3,737)	15	(15)	1,584	17	(c)(f)
Trading liabilities – debt and equity instruments	30	(13)	(c)	(39)	48	—	—	51	(6)	71	14	(c)
Accounts payable and other liabilities	69	(10)	(c)	(28)	43	—	—	1	(6)	69	(9)	(c)
Long-term debt	24,374	(5,345)	(c)(f)	—	—	10,463	(6,925)	739	(878)	22,428	(5,097)	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both September 30, 2023 and December 31, 2022. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 7% and 8% at September 30, 2023 and December 31, 2022, respectively.

(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material both for the three and nine months ended September 30, 2023 and 2022.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material both for the three and nine months ended September 30, 2023 and 2022. Unrealized (gains)/losses are reported in OCI, and were $15 million and $(256) million for the three months ended September 30, 2023 and 2022, respectively and $(277) million and $(829) million for the nine months ended September 30, 2023 and 2022, respectively.
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
Three and nine months ended September 30, 2023
Level 3 assets were $27.3 billion at September 30, 2023, reflecting an increase of $523 million from June 30, 2023, and an increase of $3.7 billion from December 31, 2022.
The increase for the three months ended September 30, 2023 was driven by:
•$880 million in MSRs.
The increase for the nine months ended September 30, 2023 was predominantly driven by:
•$2.3 billion in non-trading loans primarily due to $1.8 billion of loans in CIB associated with First Republic.
•$1.1 billion in MSRs.
Refer to Note 15 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2023, there were no significant transfers from level 2 into level 3.
For the three months ended September 30, 2023, there were no significant transfers from level 3 into level 2.
For the nine months ended September 30, 2023, significant transfers from level 2 into level 3 included the following:
•$1.8 billion of gross interest rate derivative payables as a result of transition to term SOFR for certain interest rate options.
•$1.2 billion of gross equity derivative receivables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.2 billion of non-trading loans driven by a decrease in observability.
For the nine months ended September 30, 2023, significant transfers from level 3 into level 2 included the following:
•$1.7 billion and $1.2 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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
Three months ended September 30, 2023
•$1.7 billion of net gains on assets, predominantly driven by gains in net equity derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$788 million of net gains on liabilities, driven by gains in long-term debt due to market movements.
Three months ended September 30, 2022
•$1.1 billion of net gains on assets, driven by gains in net equity derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$1.2 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Nine months ended September 30, 2023
•$1.9 billion of net gains on assets, driven by gains in net equity derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$1.0 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Credit and funding adjustments:
Derivatives CVA	$90	$(6)	$211	$(171)
Derivatives FVA	56	5	111	(46)
Refer to Note 2 of JPMorgan Chase’s 2022 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2023 and 2022, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2023 and 2022, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
September 30, 2023 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$666	$1,014	(b)	$1,680
Other assets(a)	—	37	1,276		1,313
Total assets measured at fair value on a nonrecurring basis	$—	$703	$2,290		$2,993
Accounts payable and other liabilities	—	—	—		—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—		$—

	Fair value hierarchy			Total fair value
September 30, 2022 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,142	$927	$2,069
Other assets	—	37	1,119	1,156
Total assets measured at fair value on a nonrecurring basis	$—	$1,179	$2,046	$3,225
Accounts payable and other liabilities	—	—	112	112
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$112	$112
(a)Included impairments on certain equity method investments, as well as equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.3 billion in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2023, $396 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $1.0 billion in level 3 loans measured at fair value on a nonrecurring basis as of September 30, 2023, $60 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 10% to 56% with a weighted average of 25%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2023 and 2022, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Loans	$(75)	$(28)	$(200)	$(77)
Other assets(a)	(376)	(76)	(536)	(122)
Accounts payable and other liabilities	—	52	—	(108)
Total nonrecurring fair value gains/(losses)	$(451)	$(52)	$(736)	$(307)
(a)Included $33 million and $(76) million for the three months ended September 30, 2023 and 2022, respectively, and $(60) million and $(105) million for the nine months ended September 30, 2023 and 2022, respectively, of net gains/(losses) as a result of the measurement alternative. The current period also included impairments on certain equity method investments.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2023 and 2022, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended September 30,		Nine months ended September 30,
As of or for the period ended, (in millions)	2023	2022	2023	2022
Other assets
Carrying value(a)	$4,499	$4,229	$4,499	$4,229
Upward carrying value changes(b)	50	40	90	486
Downward carrying value changes/impairment(c)	(17)	(116)	(150)	(591)
(a)The carrying value as of December 31, 2022 was $4.1 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2023 were $1.3 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2023 were $(1.1) billion.

Included in other assets above is the Firm’s interest in approximately 37 million Visa Class B common shares (“Visa B shares”). These shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. On October 2, 2023, Visa filed a Current Report on Form 8-K with the SEC indicating that the conversion rate of Visa B shares to Visa A shares decreased from 1.5902 to 1.5875 effective September 28, 2023. The conversion rate may be further adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of September 30, 2023, there is significant uncertainty regarding when the transfer restrictions on Visa B shares may be terminated and what the final conversion rate for the Visa B shares will be. As a result of these considerations, as well as differences in voting rights, Visa B shares are not considered to be similar to Visa A shares, and they continue to be held at their nominal carrying value.
In connection with prior sales of Visa B shares, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. Under the terms of the derivative instruments, the Firm will (a) make or receive payments based on subsequent changes in the conversion rate and (b) make periodic interest payments to the purchasers of the Visa B shares. The payments under the derivative instruments will continue as long as the Visa B shares remain subject to transfer restrictions. The derivative instruments are accounted for at fair value using a discounted cash flow methodology based upon the Firm’s estimate of the timing and magnitude of final resolution of the litigation matters. The derivative instruments are recorded in trading liabilities, and changes in fair value are recognized in other income. As of September 30, 2023, the Firm held derivative instruments associated with 23 million Visa B shares that the Firm had previously sold, which are all subject to similar terms and conditions.
On September 13, 2023, Visa filed a Current Report on Form 8-K with the SEC announcing that Visa is engaging with its common stockholders on potential amendments to its Certificate of Incorporation that would authorize Visa to conduct an exchange offer program ("the Program") and have the effect of releasing transfer restrictions on portions of Visa's Class B common stock. The amendments would become effective only if approved by a majority of the outstanding shares of Visa's Class A, Class B and Class C common stock, each voting as a separate class. The Program, if approved as proposed, would entitle the Firm to sell up to 50% of the Firm's Visa B shares through an initial exchange offer and would also provide for the potential of future exchange offers.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2023 and December 31, 2022, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2023					December 31, 2022
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.9	$24.9	$—	$—	$24.9	$27.7	$27.7	$—	$—	$27.7
Deposits with banks	486.4	485.7	0.7	—	486.4	539.5	539.3	0.2	—	539.5
Accrued interest and accounts receivable	127.4	—	127.3	0.1	127.4	124.7	—	124.6	0.1	124.7
Federal funds sold and securities purchased under resale agreements	5.9	—	5.9	—	5.9	3.7	—	3.7	—	3.7
Securities borrowed	120.2	—	120.2	—	120.2	115.3	—	115.3	—	115.3
Investment securities, held-to-maturity	388.3	170.0	178.7	—	348.7	425.3	189.1	199.5	—	388.6
Loans, net of allowance for loan losses(a)	1,249.4	—	270.4	942.1	1,212.5	1,073.9	—	194.0	853.9	1,047.9
Other	71.1	—	69.2	2.0	71.2	101.2	—	99.6	1.7	101.3
Financial liabilities
Deposits	$2,314.5	$—	$2,314.6	$—	$2,314.6	$2,311.6	$—	$2,311.5	$—	$2,311.5
Federal funds purchased and securities loaned or sold under repurchase agreements	57.2	—	57.2	—	57.2	50.6	—	50.6	—	50.6
Short-term borrowings(b)	26.2	—	26.2	—	26.2	28.2	—	28.2	—	28.2
Accounts payable and other liabilities	249.0	—	239.8	8.7	248.5	257.5	—	251.2	5.6	256.8
Beneficial interests issued by consolidated VIEs	24.8	—	24.8	—	24.8	12.6	—	12.6	—	12.6
Long-term debt(b)	284.4	—	227.8	49.9	277.7	223.6	—	216.5	2.8	219.3
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
(b)Includes FHLB advances in level 2 of Long-term debt and Short-term borrowings and the Purchase Money Note in level 3 of Long-term debt associated with First Republic. Refer to Notes 18 and 28 for additional information.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	September 30, 2023					December 31, 2022
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.3	$—	$—	$5.1	$5.1	$2.3	$—	$—	$3.2	$3.2
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of September 30, 2023, includes fair value adjustments associated with First Republic for other unfunded commitments to extend credit totaling $1.3 billion recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to Notes 24 and 28 for additional information.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2023				2022
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$146	$—		$146	$(185)	$—		$(185)
Securities borrowed	29	—		29	(209)	—		(209)
Trading assets:
Debt and equity instruments, excluding loans	200	—		200	(1,782)	—		(1,782)
Loans reported as trading assets:
Changes in instrument-specific credit risk	17	—		17	34	—		34
Other changes in fair value	4	—		4	(36)	—		(36)
Loans:
Changes in instrument-specific credit risk	31	4	(c)	35	(133)	3	(c)	(130)
Other changes in fair value	(74)	(78)	(c)	(152)	(340)	(107)	(c)	(447)
Other assets	32	(1)	(d)	31	12	(7)	(d)	5
Deposits(a)	(454)	—		(454)	364	—		364
Federal funds purchased and securities loaned or sold under repurchase agreements	(17)	—		(17)	104	—		104
Short-term borrowings(a)	(130)	—		(130)	85	—		85
Trading liabilities	4	—		4	9	—		9
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(2)	—		(2)
Long-term debt(a)(b)	2,606	(14)	(c)(d)	2,592	1,828	125	(c)(d)	1,953

	Nine months ended September 30,
	2023				2022
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$366	$—		$366	$(560)	$—		$(560)
Securities borrowed	57	—		57	(508)	—		(508)
Trading assets:
Debt and equity instruments, excluding loans	2,955	—		2,955	(2,693)	—		(2,693)
Loans reported as trading assets:
Changes in instrument-specific credit risk	248	—		248	(109)	—		(109)
Other changes in fair value	9	2	(c)	11	(58)	—		(58)
Loans:
Changes in instrument-specific credit risk	102	—		102	(210)	26	(c)	(184)
Other changes in fair value	45	26	(c)	71	(1,560)	(881)	(c)	(2,441)
Other assets	46	(2)	(d)	44	21	(6)	(d)	15
Deposits(a)	(1,322)	—		(1,322)	1,148	—		1,148
Federal funds purchased and securities loaned or sold under repurchase agreements	(86)	—		(86)	310	—		310
Short-term borrowings(a)	(399)	—		(399)	858	—		858
Trading liabilities	(26)	—		(26)	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	—	—		—	(1)	—		(1)
Other liabilities	(3)	—		(3)	(6)	—		(6)
Long-term debt(a)(b)	(855)	(42)	(c)(d)	(897)	11,193	158	(c)(d)	11,351
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material both for the three and nine months ended September 30, 2023 and 2022.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2023 and December 31, 2022, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2023				December 31, 2022
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,080		$572	$(2,508)	$2,517		$368	$(2,149)
Loans	875		750	(125)	967		829	(138)
Subtotal	3,955		1,322	(2,633)	3,484		1,197	(2,287)
90 or more days past due and government guaranteed
Loans(a)	71		65	(6)	124		115	(9)
All other performing loans(b)
Loans reported as trading assets	9,009		7,574	(1,435)	7,823		6,135	(1,688)
Loans	39,212		37,993	(1,219)	42,588		41,135	(1,453)
Subtotal	48,221		45,567	(2,654)	50,411		47,270	(3,141)
Total loans	$52,247		$46,954	$(5,293)	$54,019		$48,582	$(5,437)
Long-term debt
Principal-protected debt	$45,221	(d)	$34,331	$(10,890)	$41,341	(d)	$31,105	$(10,236)
Nonprincipal-protected debt(c)	NA		44,026	NA	NA		41,176	NA
Total long-term debt	NA		$78,357	NA	NA		$72,281	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$66	NA	NA		$5	NA
Total long-term beneficial interests	NA		$66	NA	NA		$5	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2023 and December 31, 2022.
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
At September 30, 2023 and December 31, 2022, the contractual amount of lending-related commitments for which the fair value option was elected was $13.0 billion and $7.6 billion, respectively, with a corresponding fair value of $247 million and $24 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2022 Form 10-K, and Note 24 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2023					December 31, 2022
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$34,449	$271	$60,595		$95,315	$31,973	$260	$24,655		$56,888
Credit	4,746	365	—		5,111	4,105	170	—		4,275
Foreign exchange	2,373	953	112		3,438	2,674	788	50		3,512
Equity	34,007	5,850	2,986		42,843	30,864	4,272	3,545		38,681
Commodity	1,989	21	1	(a)	2,011	1,655	16	2	(a)	1,673
Total structured notes	$77,564	$7,460	$63,694		$148,718	$71,271	$5,506	$28,252		$105,029
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $587 million and $602 million for the periods ended September 30, 2023 and December 31, 2022, respectively.

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

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of September 30, 2023 and December 31, 2022. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.

	September 30, 2023				December 31, 2022
	Credit exposure(h)(i)	On-balance sheet		Off-balance sheet(j)	Credit exposure(h)	On-balance sheet		Off-balance sheet(j)
(in millions)		Loans	Derivatives			Loans	Derivatives
Consumer, excluding credit card	$457,082	$408,769	$—	$48,313	$344,893	$311,375	$—	$33,518
Credit card(a)	1,095,838	196,935	—	898,903	1,006,459	185,175	—	821,284
Total consumer(a)	1,552,920	605,704	—	947,216	1,351,352	496,550	—	854,802
Wholesale(b)
Real Estate	206,067	166,446	292	39,329	170,857	131,681	249	38,927
Asset Managers	145,707	54,485	18,893	72,329	95,656	40,511	16,397	38,748
Individuals and Individual Entities (c)	143,786	124,859	720	18,207	130,815	120,424	434	9,957
Consumer & Retail	127,978	47,013	1,905	79,060	120,555	45,867	1,650	73,038
Industrials	75,865	26,958	2,058	46,849	72,483	26,960	1,770	43,753
Technology, Media & Telecommunications	73,047	20,151	2,525	50,371	72,286	21,622	2,950	47,714
Healthcare	62,126	23,947	1,111	37,068	62,613	22,970	1,683	37,960
Banks & Finance Companies	56,886	33,769	3,510	19,607	51,816	32,172	3,246	16,398
State & Municipal Govt(d)	37,016	20,827	275	15,914	33,847	18,147	585	15,115
Utilities	36,454	7,666	2,852	25,936	36,218	9,107	3,269	23,842
Automotive	34,217	15,813	469	17,935	33,287	14,735	529	18,023
Oil & Gas	33,253	9,117	2,386	21,750	38,668	9,632	5,121	23,915
Insurance	23,733	2,753	10,085	10,895	21,045	2,387	8,081	10,577
Chemicals & Plastics	20,261	6,393	448	13,420	20,030	5,771	407	13,852
Central Govt	15,819	4,078	9,944	1,797	19,095	3,167	12,955	2,973
Transportation	15,180	5,174	507	9,499	15,009	5,005	567	9,437
Metals & Mining	15,136	4,606	237	10,293	15,915	5,398	475	10,042
Securities Firms	8,928	860	3,442	4,626	8,066	556	3,387	4,123
Financial Markets Infrastructure	4,096	67	1,672	2,357	4,962	13	3,050	1,899
All other(e)	135,035	96,970	3,739	34,326	123,307	87,545	4,075	31,687
Subtotal	1,270,590	671,952	67,070	531,568	1,146,530	603,670	70,880	471,980
Loans held-for-sale and loans at fair value	32,403	32,403	—	—	35,427	35,427	—	—
Receivables from customers(f)	43,376	—	—	—	49,257	—	—	—
Total wholesale	1,346,369	704,355	67,070	531,568	1,231,214	639,097	70,880	471,980
Total exposure(g)(h)	$2,899,289	$1,310,059	$67,070	$1,478,784	$2,582,566	$1,135,647	$70,880	$1,326,782
(a)Also includes commercial card lending-related commitments primarily in CB and CIB.
(b)The industry rankings presented in the table as of December 31, 2022, are based on the industry rankings of the corresponding exposures as of September 30, 2023, not actual rankings of such exposures at December 31, 2022.
(c)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) as of September 30, 2023 and December 31, 2022, noted above, the Firm held: $6.3 billion and $6.6 billion, respectively, of trading assets; $19.7 billion and $6.8 billion, respectively, of AFS securities; and $10.7 billion and $19.7 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, as of September 30, 2023 and 95% and 5%, respectively, as of December 31, 2022. Refer to Note 14 for more information on exposures to SPEs.
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
(g)Excludes cash placed with banks of $502.8 billion and $556.6 billion, as of September 30, 2023 and December 31, 2022, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)Included credit exposure associated with First Republic consisting of $103.3 billion in the Consumer, excluding credit card portfolio, and $95.2 billion in the Wholesale portfolio predominantly in Asset Managers, Real Estate, and Individuals and Individual Entities.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	130-131
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	132
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	130-131
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	132
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	133
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	130-131
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	134
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	134
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	134
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	134
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	134

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2023 and December 31, 2022.

	Notional amounts(b)
(in billions)	September 30, 2023	December 31, 2022
Interest rate contracts
Swaps	$26,430	$24,491
Futures and forwards	2,934	2,636
Written options	3,324	3,047
Purchased options	3,349	2,992
Total interest rate contracts	36,037	33,166
Credit derivatives(a)	1,275	1,132
Foreign exchange contracts
Cross-currency swaps	4,417	4,196
Spot, futures and forwards	8,669	7,017
Written options	851	775
Purchased options	819	759
Total foreign exchange contracts	14,756	12,747
Equity contracts
Swaps	667	618
Futures and forwards	90	110
Written options	796	636
Purchased options	734	580
Total equity contracts	2,287	1,944
Commodity contracts
Swaps	133	136
Spot, futures and forwards	152	136
Written options	129	117
Purchased options	106	98
Total commodity contracts	520	487
Total derivative notional amounts	$54,875	$49,476
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2023 and December 31, 2022, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,941	$—	$290,941	$31,097	$277,798	$7	$277,805	$15,974
Credit	11,616	—	11,616	1,318	11,375	—	11,375	882
Foreign exchange	235,863	1,453	237,316	22,608	233,104	1,320	234,424	12,905
Equity	58,178	—	58,178	5,720	62,329	—	62,329	6,905
Commodity	17,214	254	17,468	6,327	17,445	112	17,557	5,297
Total fair value of trading assets and liabilities	$613,812	$1,707	$615,519	$67,070	$602,051	$1,439	$603,490	$41,963

	Gross derivative receivables				Gross derivative payables
December 31, 2022 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$300,411	$4	$300,415	$28,419	$290,291	$—	$290,291	$15,970
Credit	10,329	—	10,329	1,090	9,971	—	9,971	754
Foreign exchange	239,946	1,633	241,579	23,365	248,911	2,610	251,521	18,856
Equity	61,913	—	61,913	9,139	62,461	—	62,461	8,804
Commodity	23,652	1,705	25,357	8,867	20,758	2,511	23,269	6,757
Total fair value of trading assets and liabilities	$636,251	$3,342	$639,593	$70,880	$632,392	$5,121	$637,513	$51,141
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2023 and December 31, 2022, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	September 30, 2023				December 31, 2022
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$201,719	$(172,743)	$28,976		$203,922	$(178,261)	$25,661
OTC–cleared	86,803	(86,563)	240		93,800	(93,424)	376
Exchange-traded(a)	543	(538)	5		559	(311)	248
Total interest rate contracts	289,065	(259,844)	29,221		298,281	(271,996)	26,285
Credit contracts:
OTC	8,807	(7,725)	1,082		8,474	(7,535)	939
OTC–cleared	2,618	(2,573)	45		1,746	(1,704)	42
Total credit contracts	11,425	(10,298)	1,127		10,220	(9,239)	981
Foreign exchange contracts:
OTC	234,022	(214,033)	19,989		237,941	(216,796)	21,145
OTC–cleared	699	(664)	35		1,461	(1,417)	44
Exchange-traded(a)	13	(11)	2		15	(1)	14
Total foreign exchange contracts	234,734	(214,708)	20,026		239,417	(218,214)	21,203
Equity contracts:
OTC	24,226	(21,392)	2,834		30,323	(25,665)	4,658
Exchange-traded(a)	32,140	(31,066)	1,074		28,467	(27,109)	1,358
Total equity contracts	56,366	(52,458)	3,908		58,790	(52,774)	6,016
Commodity contracts:
OTC	9,611	(5,130)	4,481		14,430	(7,633)	6,797
OTC–cleared	126	(118)	8		120	(112)	8
Exchange-traded(a)	5,899	(5,893)	6		9,103	(8,745)	358
Total commodity contracts	15,636	(11,141)	4,495		23,653	(16,490)	7,163
Derivative receivables with appropriate legal opinion	607,226	(548,449)	58,777	(d)	630,361	(568,713)	61,648	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	8,293		8,293		9,232		9,232
Total derivative receivables recognized on the Consolidated balance sheets	$615,519		$67,070		$639,593		$70,880
Collateral not nettable on the Consolidated balance sheets(b)(c)			(27,832)				(23,014)
Net amounts			$39,238				$47,866

	September 30, 2023				December 31, 2022
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$185,270	$(171,572)	$13,698		$190,108	$(176,890)	$13,218
OTC–cleared	89,861	(89,739)	122		97,417	(97,126)	291
Exchange-traded(a)	520	(520)	—		327	(305)	22
Total interest rate contracts	275,651	(261,831)	13,820		287,852	(274,321)	13,531
Credit contracts:
OTC	8,947	(8,140)	807		8,054	(7,572)	482
OTC–cleared	2,353	(2,353)	—		1,674	(1,645)	29
Total credit contracts	11,300	(10,493)	807		9,728	(9,217)	511
Foreign exchange contracts:
OTC	231,710	(220,852)	10,858		246,457	(231,248)	15,209
OTC–cleared	749	(665)	84		1,488	(1,417)	71
Exchange-traded(a)	5	(2)	3		20	—	20
Total foreign exchange contracts	232,464	(221,519)	10,945		247,965	(232,665)	15,300
Equity contracts:
OTC	26,659	(24,354)	2,305		29,833	(26,554)	3,279
Exchange-traded(a)	32,967	(31,070)	1,897		28,291	(27,103)	1,188
Total equity contracts	59,626	(55,424)	4,202		58,124	(53,657)	4,467
Commodity contracts:
OTC	8,850	(6,235)	2,615		11,954	(7,642)	4,312
OTC–cleared	109	(109)	—		112	(112)	—
Exchange-traded(a)	6,147	(5,916)	231		9,021	(8,758)	263
Total commodity contracts	15,106	(12,260)	2,846		21,087	(16,512)	4,575
Derivative payables with appropriate legal opinion	594,147	(561,527)	32,620	(d)	624,756	(586,372)	38,384	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	9,343		9,343		12,757		12,757
Total derivative payables recognized on the Consolidated balance sheets	$603,490		$41,963		$637,513		$51,141
Collateral not nettable on the Consolidated balance sheets(b)(c)			(4,382)				(3,318)
Net amounts			$37,581				$47,823
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
(d)Net derivatives receivable included cash collateral netted of $57.8 billion and $51.5 billion at September 30, 2023 and December 31, 2022, respectively. Net derivatives payable included cash collateral netted of $70.9 billion and $69.2 billion at September 30, 2023 and December 31, 2022, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2022 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2023 and December 31, 2022.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2023	December 31, 2022
Aggregate fair value of net derivative payables	$14,023	$16,023
Collateral posted	13,990	15,505
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2023 and December 31, 2022, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2023		December 31, 2022
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$111	$1,335	$128	$1,293
Amount required to settle contracts with termination triggers upon downgrade(b)	98	725	88	925
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both September 30, 2023 and December 31, 2022.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2023 and 2022, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$620	$(577)	$43	$—	$61	$—
Foreign exchange(c)	(18)	71	53	(145)	53	(7)
Commodity(d)	938	(799)	139	—	145	—
Total	$1,540	$(1,305)	$235	$(145)	$259	$(7)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(2,947)	$2,819	$(128)	$—	$(93)	$—
Foreign exchange(c)	(1,044)	1,082	38	(170)	39	50
Commodity(d)	5,000	(4,992)	8	—	26	—
Total	$1,009	$(1,091)	$(82)	$(170)	$(28)	$50

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,641	$(1,516)	$125	$—	$75	$—
Foreign exchange(c)	394	(211)	183	(474)	183	(20)
Commodity(d)	(180)	536	356	—	362	—
Total	$1,855	$(1,191)	$664	$(474)	$620	$(20)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(14,484)	$14,167	$(317)	$—	$(238)	$—
Foreign exchange(c)	(2,552)	2,600	48	(350)	49	262
Commodity(d)	3,288	(3,381)	(93)	—	(84)	—
Total	$(13,748)	$13,386	$(362)	$(350)	$(273)	$262
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

As of September 30, 2023 and December 31, 2022, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2023 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$129,501	(c)	$(5,006)	$(3,636)	$(8,642)
Liabilities
Long-term debt	180,160		(7,717)	(9,191)	(16,908)

	Carrying amount of the hedged items(b)(c)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2022 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$84,073	(c)	$(4,149)	$(1,542)	$(5,691)
Liabilities
Long-term debt	175,257		(11,879)	(3,313)	(15,192)
(a)Excludes physical commodities with a carrying value of $11.9 billion and $26.0 billion at September 30, 2023 and December 31, 2022, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2023 and December 31, 2022, the carrying amount excluded for AFS securities is $24.9 billion and $20.3 billion, respectively, and for long-term debt is $209 million and $221 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Effective January 1, 2023, the Firm adopted the new portfolio layer method hedge accounting guidance which expanded the ability to hedge a portfolio of prepayable assets to allow more of the portfolio to be hedged. At September 30, 2023, the amortized cost of the portfolio layer method closed portfolios was $64.9 billion, of which $63.5 billion was designated as hedged. The cumulative amount of basis adjustments was $(3.1) billion, reflecting $(2.9) billion and $(207) million for active and discontinued hedging relationships, respectively. Refer to Note 1 and Note 10 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2023 and 2022, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(514)	$(1,087)	$(573)
Foreign exchange(b)	71	(122)	(193)
Total	$(443)	$(1,209)	$(766)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(160)	$(2,279)	$(2,119)
Foreign exchange(b)	(118)	(232)	(114)
Total	$(278)	$(2,511)	$(2,233)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,416)	$(1,825)	$(409)
Foreign exchange(b)	25	64	39
Total	$(1,391)	$(1,761)	$(370)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$169	$(7,149)	$(7,318)
Foreign exchange(b)	(186)	(548)	(362)
Total	$(17)	$(7,697)	$(7,680)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2023 and 2022.
Over the next 12 months, the Firm expects that approximately $(1.7) billion (after-tax) of net losses recorded in AOCI at September 30, 2023, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2023 and 2022.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2023		2022
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$26	$1,650	$26	$2,992

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2023		2022
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$231	$558	$(221)	$6,850
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the nine months ended September 30, 2023, the Firm reclassified a net pre-tax loss of $(38) million to other revenue predominantly related to the acquisition of CIFM. The amounts reclassified for the three months ended September 30, 2023 and nine months ended September 30, 2022 were not material. Refer to Note 21 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Contract type
Interest rate(a)	$(259)	$(215)	$(385)	$(753)
Credit(b)	(39)	(17)	(202)	105
Foreign exchange(c)	(22)	(3)	21	(79)
Total	$(320)	$(235)	$(566)	$(727)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2022 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2023 and December 31, 2022. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(561,857)	$581,432	$19,575	$4,536
Other credit derivatives(a)	(46,909)	54,830	7,921	25,537
Total credit derivatives	(608,766)	636,262	27,496	30,073
Credit-related notes(b)	—	—	—	7,520
Total	$(608,766)	$636,262	$27,496	$37,593

	Maximum payout/Notional amount
December 31, 2022 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(495,557)	$509,846	$14,289	$2,917
Other credit derivatives(a)	(47,165)	65,029	17,864	11,746
Total credit derivatives	(542,722)	574,875	32,153	14,663
Credit-related notes(b)	—	—	—	7,863
Total	$(542,722)	$574,875	$32,153	$22,526
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2023 and December 31, 2022, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(88,064)	$(299,190)	$(78,835)	$(466,089)	$3,584	$(1,774)	$1,810
Noninvestment-grade	(34,254)	(86,100)	(22,323)	(142,677)	2,072	(1,799)	273
Total	$(122,318)	$(385,290)	$(101,158)	$(608,766)	$5,656	$(3,573)	$2,083

December 31, 2022 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(90,484)	$(294,791)	$(30,822)	$(416,097)	$2,324	$(1,495)	$829
Noninvestment-grade	(33,244)	(87,011)	(6,370)	(126,625)	1,267	(3,209)	(1,942)
Total	$(123,728)	$(381,802)	$(37,192)	$(542,722)	$3,591	$(4,704)	$(1,113)
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 6 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Underwriting
Equity	$274	$271	$824	$743
Debt	677	578	2,053	2,263
Total underwriting	951	849	2,877	3,006
Advisory	771	825	2,007	2,262
Total investment banking fees	$1,722	$1,674	$4,884	$5,268
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Trading revenue by instrument type
Interest rate(a)	$1,383	$1,092	$4,950	$1,937
Credit(b)	487	488	1,540	1,224	(c)
Foreign exchange	1,219	1,398	4,205	4,147
Equity	2,677	1,868	8,311	6,426
Commodity	450	562	1,744	1,808
Total trading revenue	6,216	5,408	20,750	15,542
Private equity losses	(6)	(25)	(15)	(64)
Principal transactions	$6,210	$5,383	$20,735	$15,478
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Lending-related fees(a)	$777	$379	$1,736	$1,103
Deposit-related fees	1,262	1,352	3,751	4,340
Total lending- and deposit-related fees	$2,039	$1,731	$5,487	$5,443
(a)    Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CB. The discount is deferred in other liabilities and recognized on a straight-line basis over the commitment period. Refer to Note 28 for additional information.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Asset management fees
Investment management fees(a)(b)	$3,825	$3,420	$10,910	$10,407
All other asset management fees(c)	79	75	233	257
Total asset management fees	$3,904	$3,495	$11,143	$10,664
(a)Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.
(b)Includes the impact of First Republic. Refer to Note 28 for additional information.
(c)Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Commissions and other fees
Brokerage commissions(a)	$692	$648	$2,161	$2,196
Administration fees(b)	589	558	1,721	1,781
All other commissions and fees (c)	424	368	1,257	1,030
Total commissions and other fees	$1,705	$1,574	$5,139	$5,007
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
Card income
The following table presents the components of card income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interchange and merchant processing income	$7,914	$7,166	$22,938	$20,615
Rewards costs and partner payments	(6,283)	(5,747)	(18,184)	(16,258)
Other card income(a)	(422)	(333)	(1,217)	(1,163)
Total card income	$1,209	$1,086	$3,537	$3,194
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 15 for further information on mortgage fees and related income.

Other income
This revenue category includes operating lease income, as well as losses associated with the Firm’s tax-oriented investments, predominantly alternative energy equity-method investments in CIB.
The following table presents certain components of other income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease income	$695	$870	$2,166	$2,863
Losses on tax-oriented investments(a)	(316)	(312)	(1,190)	(1,147)
Estimated bargain purchase gain associated with the First Republic acquisition(b)	100	—	2,812	—
Gain related to the acquisition of CIFM(c)	—	—	339
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
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Legal expense	$665	$47	$1,261	$239
FDIC-related expense	342	209	997	623
First Republic-related expense(a)	244	—	843	—
(a)    Included in the nine months ended September 30, 2023, were payments to the FDIC in the second quarter of 2023 with respect to First Republic individuals who were not employees of the Firm until July 2, 2023. Refer to Note 28 for additional information on the First Republic acquisition.
FDIC Special Assessment
In May 2023, the FDIC issued a notice of proposed rulemaking recommending a special assessment related to the systemic risk determination made on March 12, 2023, to recover losses to the Deposit Insurance Fund ("DIF") arising from the protection of uninsured depositors resulting from recent bank resolutions. In its current form, the rule would impose a special assessment at an annual rate of 12.5 basis points on certain banks’ estimated uninsured deposits reported as of December 31, 2022. The Firm expects to be subject to the special assessment as proposed by the FDIC.

Note 7 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2022 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest income
Loans(a)	$22,311	$13,985	$60,325	$36,244
Taxable securities	4,513	2,696	12,674	6,964
Non-taxable securities(b)	360	236	951	726
Total investment securities(a)	4,873	2,932	13,625	7,690
Trading assets - debt instruments	4,164	2,390	11,823	6,206
Federal funds sold and securities purchased under resale agreements	3,951	1,413	10,849	2,353
Securities borrowed	2,085	772	5,667	858
Deposits with banks	5,270	3,015	15,278	4,332
All other interest-earning assets(c)	1,902	1,104	5,637	2,070
Total interest income	$44,556	$25,611	$123,204	$59,753
Interest expense
Interest-bearing deposits	$10,796	$3,159	$28,024	$4,239
Federal funds purchased and securities loaned or sold under repurchase agreements	3,523	1,194	9,727	1,752
Short-term borrowings(d)	512	228	1,361	385
Trading liabilities – debt and all other interest-bearing liabilities(e)	2,463	1,045	6,807	1,707
Long-term debt	4,239	2,405	11,428	5,042
Beneficial interest issued by consolidated VIEs	297	62	641	110
Total interest expense	$21,830	$8,093	$57,988	$13,235
Net interest income	$22,726	$17,518	$65,216	$46,518
Provision for credit losses	1,384	1,537	6,558	4,101
Net interest income after provision for credit losses	$21,342	$15,981	$58,658	$42,417
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

(in millions)	Three months ended September 30,			Nine months ended September 30,
	2023	2022		2023	2022
	Pension and OPEB plans			Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(104)	$(11)	(a)	$(292)	$(150)	(a)
Total defined contribution plans	403	353		1,165	1,054
Total pension and OPEB cost included in noninterest expense	$299	$342		$873	$904
(a)Included a $58 million pension settlement loss. Refer to Note 8 of JPMorgan Chase's 2022 Form 10-K for additional information regarding the pension settlement.
As of September 30, 2023 and December 31, 2022, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $19.4 billion and $19.9 billion, respectively.

Note 9 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$363	$292	$1,169	$941
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	419	392	1,317	1,368
Total noncash compensation expense related to employee share-based incentive plans	$782	$684	$2,486	$2,309
In the first quarter of 2023, in connection with its annual incentive grant for the 2022 performance year, the Firm granted 20 million RSUs and 801 thousand PSUs with weighted-average grant date fair values of $138.57 per RSU and $139.81 per PSU.

Note 10 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2023, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
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
Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2023					December 31, 2022
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value		Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$90,398	$86	$7,967	$82,517		$77,194	$479	$6,170	$71,503
Residential:
U.S.	2,063	1	137	1,927		1,576	1	111	1,466
Non-U.S.	1,649	4	2	1,651		3,176	5	27	3,154
Commercial	2,723	1	166	2,558		2,113	—	155	1,958
Total mortgage-backed securities	96,833	92	8,272	88,653		84,059	485	6,463	78,081
U.S. Treasury and government agencies	54,823	237	1,701	53,359		95,217	302	3,459	92,060
Obligations of U.S. states and municipalities	21,648	66	2,052	19,662		7,103	86	403	6,786
Non-U.S. government debt securities	27,064	13	564	26,513		20,360	14	678	19,696
Corporate debt securities	218	—	24	194		381	—	24	357
Asset-backed securities:
Collateralized loan obligations	5,730	7	34	5,703		5,916	1	125	5,792
Other	3,075	4	44	3,035		3,152	2	69	3,085
Unallocated portfolio layer fair value basis adjustments(a)	(2,891)	—	(2,891)	NA		NA	NA	NA	NA
Total available-for-sale securities	206,500	419	9,800	197,119	(e)	216,188	890	11,221	205,857
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	107,718	—	17,696	90,022		113,492	35	13,709	99,818
U.S. Residential	9,979	1	1,413	8,567		10,503	3	1,244	9,262
Commercial	10,598	2	796	9,804		10,361	10	734	9,637
Total mortgage-backed securities	128,295	3	19,905	108,393		134,356	48	15,687	118,717
U.S. Treasury and government agencies	187,819	—	17,813	170,006		207,463	—	18,363	189,100
Obligations of U.S. states and municipalities	10,730	1	1,304	9,427		19,747	53	1,080	18,720
Asset-backed securities:
Collateralized loan obligations	59,487	64	531	59,020		61,414	4	1,522	59,896
Other	1,930	1	76	1,855		2,325	—	110	2,215
Total held-to-maturity securities	388,261	69	39,629	348,701		425,305	105	36,762	388,648
Total investment securities, net of allowance for credit losses	$594,761	$488	$49,429	$545,820		$641,493	$995	$47,983	$594,505
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 1 and Note 5 for additional information.
(b)There were no purchases of HTM securities for the three months ended September 30, 2023; the Firm purchased $4.1 billion of HTM securities for the nine months ended September 30, 2023, and $1.8 billion and $29.3 billion for the three and nine months ended September 30, 2022, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $117 million and $96 million at September 30, 2023 and December 31, 2022, respectively.
(d)Excludes $2.8 billion and $2.5 billion of accrued interest receivable at September 30, 2023 and December 31, 2022, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and nine months ended September 30, 2023 and 2022. Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.
(e)As of September 30, 2023, included $22.9 billion of AFS securities associated with First Republic. Refer to Note 28 for additional information.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2023 and December 31, 2022. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $9.7 billion and $9.6 billion, at September 30, 2023 and December 31, 2022, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months			12 months or more
September 30, 2023 (in millions)	Fair value		Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$682		$15	$1,232	$122	$1,914	$137
Non-U.S.	—		—	1,317	2	1,317	2
Commercial	480		7	1,751	159	2,231	166
Total mortgage-backed securities	1,162		22	4,300	283	5,462	305
Obligations of U.S. states and municipalities	15,200		1,585	2,285	467	17,485	2,052
Non-U.S. government debt securities	14,499		76	4,974	488	19,473	564
Corporate debt securities	13		1	83	23	96	24
Asset-backed securities:
Collateralized loan obligations	100		—	4,231	34	4,331	34
Other	672		14	1,600	30	2,272	44
Total available-for-sale securities with gross unrealized losses	$31,646	(a)	$1,698	$17,473	$1,325	$49,119	$3,023

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2022 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,187	$71	$260	$40	$1,447	$111
Non-U.S.	2,848	25	70	2	2,918	27
Commercial	1,131	74	813	81	1,944	155
Total mortgage-backed securities	5,166	170	1,143	123	6,309	293
Obligations of U.S. states and municipalities	3,051	241	364	162	3,415	403
Non-U.S. government debt securities	6,941	321	3,848	357	10,789	678
Corporate debt securities	150	2	207	22	357	24
Asset-backed securities:
Collateralized loan obligations	3,010	61	2,701	64	5,711	125
Other	2,586	51	256	18	2,842	69
Total available-for-sale securities with gross unrealized losses	$20,904	$846	$8,519	$746	$29,423	$1,592
(a)Includes the impact of First Republic, primarily obligations of U.S. states and municipalities. Refer to Note 28 for additional information.

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At September 30, 2023 and December 31, 2022, all HTM securities were rated investment grade and were current and accruing, with approximately 99% and 98% rated at least AA+, respectively.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $117 million and $61 million as of September 30, 2023 and 2022, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the nine months ended September 30, 2023.
Refer to Note 10 of JPMorgan Chase’s 2022 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Realized gains	$16	$88	$345	$170
Realized losses	(685)	(1,047)	(2,782)	(1,676)
Investment securities losses	$(669)	$(959)	$(2,437)	$(1,506)
Provision for credit losses	$13	$14	$27	$19

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2023, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2023 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$14	$4,401	$5,996	$86,422	$96,833
Fair value	15	4,241	5,881	78,516	88,653	(d)
Average yield(a)	2.16%	4.87%	6.21%	4.54%	4.66%
U.S. Treasury and government agencies
Amortized cost	$1	$30,294	$18,147	$6,381	$54,823
Fair value	1	29,643	18,146	5,569	53,359
Average yield(a)	5.47%	5.16%	6.37%	7.14%	5.77%
Obligations of U.S. states and municipalities
Amortized cost	$9	$63	$833	$20,743	$21,648
Fair value	9	61	806	18,786	19,662	(d)
Average yield(a)	3.63%	3.03%	4.29%	5.88%	5.81%
Non-U.S. government debt securities
Amortized cost	$15,132	$4,367	$3,680	$3,885	$27,064
Fair value	15,128	4,273	3,285	3,827	26,513
Average yield(a)	4.68%	3.60%	1.94%	3.88%	4.02%
Corporate debt securities
Amortized cost	$133	$101	$14	$—	$248
Fair value	81	100	13	—	194
Average yield(a)	16.24%	9.80%	4.10%	—%	12.95%
Asset-backed securities
Amortized cost	$14	$1,136	$3,692	$3,963	$8,805
Fair value	14	1,121	3,675	3,928	8,738	(d)
Average yield(a)	6.09%	3.67%	6.38%	6.52%	6.09%
Total available-for-sale securities
Amortized cost(b)	$15,303	$40,362	$32,362	$121,394	$209,421
Fair value	15,248	39,439	31,806	110,626	197,119	(d)
Average yield(a)	4.78%	4.92%	5.78%	4.94%	5.06%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$100	$4,850	$9,354	$114,039	$128,343
Fair value	97	4,411	7,898	95,987	108,393
Average yield(a)	6.41%	2.66%	2.55%	3.00%	2.96%
U.S. Treasury and government agencies
Amortized cost	$64,545	$74,372	$48,902	$—	$187,819
Fair value	63,263	67,504	39,239	—	170,006
Average yield(a)	0.56%	0.95%	1.26%	—%	0.89%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$485	$10,284	$10,769
Fair value	—	—	447	8,980	9,427
Average yield(a)	—%	—%	4.20%	4.00%	4.01%
Asset-backed securities
Amortized cost	$—	$13	$20,219	$41,185	$61,417
Fair value	—	13	20,097	40,765	60,875
Average yield(a)	—%	6.49%	6.24%	6.34%	6.31%
Total held-to-maturity securities
Amortized cost(b)	$64,645	$79,235	$78,960	$165,508	$388,348
Fair value	63,360	71,928	67,681	145,732	348,701
Average yield(a)	0.57%	1.05%	2.71%	3.89%	2.52%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $(30) million and the portfolio layer fair value hedge basis adjustments of $(2.9) billion at September 30, 2023. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $(87) million at September 30, 2023.
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
(d)Includes AFS securities associated with First Republic, primarily due after 10 years. Refer to Note 28 for additional information.

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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2023 and December 31, 2022. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net
Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$556,708	$(206,711)	$349,997	$(339,936)	$10,061
Securities borrowed	226,710	(38,431)	188,279	(137,150)	51,129
Liabilities
Securities sold under repurchase agreements	$467,094	$(206,711)	$260,383	$(224,365)	$36,018
Securities loaned and other(a)	49,530	(38,431)	11,099	(10,866)	233

	December 31, 2022
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$597,912	$(282,411)	$315,501	$(304,120)	$11,381
Securities borrowed	228,279	(42,910)	185,369	(131,578)	53,791
Liabilities
Securities sold under repurchase agreements	$480,793	$(282,411)	$198,382	$(167,427)	$30,955
Securities loaned and other(a)	52,443	(42,910)	9,533	(9,527)	6
(a)Includes securities-for-securities lending agreements of $4.4 billion and $7.0 billion at September 30, 2023 and December 31, 2022, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2023 and December 31, 2022, included $6.2 billion and $6.0 billion, respectively, of securities purchased under resale agreements; $46.7 billion and $49.0 billion, respectively, of securities borrowed; $34.1 billion and $29.1 billion, respectively, of securities sold under repurchase agreements; and $105 million and $2 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2023 and December 31, 2022 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2023		December 31, 2022
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$75,190	$—	$58,050	$—
Residential - nonagency	1,979	—	2,414	—
Commercial - nonagency	2,387	—	2,007	—
U.S. Treasury, GSEs and government agencies	199,410	715	191,254	1,464
Obligations of U.S. states and municipalities	1,777	—	1,735	5
Non-U.S. government debt	115,837	2,276	155,156	1,259
Corporate debt securities	39,542	991	37,121	461
Asset-backed securities	3,155	—	2,981	—
Equity securities	27,817	45,548	30,075	49,254
Total	$467,094	$49,530	$480,793	$52,443

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2023 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$248,186	$105,278	$34,859	$78,771	$467,094
Total securities loaned and other	45,346	20	1	4,163	49,530

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2022 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$205,235	$170,696	$37,120	$67,742	$480,793
Total securities loaned and other	50,138	1,285	3	1,017	52,443
Transfers not qualifying for sale accounting
At September 30, 2023 and December 31, 2022, the Firm held $541 million and $692 million of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2023	Consumer, excluding credit card		Credit card	Wholesale		Total(b)(c)
(in millions)
Retained	$397,054	(a)	$196,935	$671,952	(a)	$1,265,941
Held-for-sale	438		—	4,872		5,310
At fair value	11,277	(a)	—	27,531		38,808
Total	$408,769		$196,935	$704,355		$1,310,059

December 31, 2022	Consumer, excluding credit card		Credit card	Wholesale		Total(b)(c)
(in millions)
Retained	$300,753		$185,175	$603,670		$1,089,598
Held-for-sale	618		—	3,352		3,970
At fair value	10,004		—	32,075		42,079
Total	$311,375		$185,175	$639,097		$1,135,647
(a)Includes loans associated with First Republic consisting of $91.2 billion of retained loans and $1.8 billion of loans at fair value in consumer, excluding credit card and $53.8 billion of retained loans in wholesale.
(b)Excludes $6.5 billion and $5.2 billion of accrued interest receivables as of September 30, 2023 and December 31, 2022, respectively. Accrued interest receivables written off was not material for the three and nine months ended September 30, 2023 and 2022.
(c)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2023 and December 31, 2022.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2023						2022
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$62	(b)(c)	$—	$539		$601	$447	(b)(c)	$—	$462	$909
Sales	1,318		—	13,076		14,394	2,755		—	11,226	13,981
Retained loans reclassified to held-for-sale(a)	33		—	194		227	47		—	343	390

	2023						2022
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$92,143	(b)(c)(d)	$—	$59,100	(d)	$151,243	$1,539	(b)(c)	$—	$856	$2,395
Sales	1,756		—	31,956		33,712	2,884		—	32,938	35,822
Retained loans reclassified to held-for-sale(a)	157		—	1,279		1,436	189		—	1,031	1,220
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and nine months ended September 30, 2023 and 2022. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $1.9 billion and $2.4 billion for the three months ended September 30, 2023 and 2022, and $4.2 billion and $11.6 billion for the nine months ended September 30, 2023 and 2022, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
(d)Includes loans acquired in the First Republic acquisition consisting of $91.9 billion in Consumer, excluding credit card and $58.4 billion in Wholesale.

Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and nine months ended September 30, 2023, was $9 million and $46 million, respectively, of which $9 million and $52 million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and nine months ended September 30, 2022, was $68 million and $(246) million, respectively, of which $(48) million and $(80) million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2023		December 31, 2022
Residential real estate	$327,635	(a)	$237,561
Auto and other	69,419		63,192
Total retained loans	$397,054		$300,753
(a)Included $91.2 billion of loans associated with First Republic.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs for the nine months ended September 30, 2023.

(in millions, except ratios)	September 30, 2023
	Term loans by origination year(f)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current(c)	$19,478	$64,947	$85,516	$56,324	$21,854	$61,742	$7,453	$8,489	$325,803
30–149 days past due	2	31	28	34	27	759	47	220	1,148
150 or more days past due	1	7	13	1	25	466	3	168	684
Total retained loans	$19,481	$64,985	$85,557	$56,359	$21,906	$62,967	$7,503	$8,877	$327,635
% of 30+ days past due to total retained loans(d)(e)	0.02%	0.06%	0.05%	0.06%	0.24%	1.92%	0.67%	4.37%	0.55%
Gross charge-offs	$—	$—	$—	$—	$1	$101	$20	$7	$129

(in millions, except ratios)	December 31, 2022
	Term loans by origination year(f)						Revolving loans		Total
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$39,934	$66,072	$43,315	$15,397	$6,339	$49,632	$5,589	$9,685	$235,963
30–149 days past due	29	11	14	20	20	597	15	208	914
150 or more days past due	1	1	6	10	7	480	4	175	684
Total retained loans	$39,964	$66,084	$43,335	$15,427	$6,366	$50,709	$5,608	$10,068	$237,561
% of 30+ days past due to total retained loans(d)	0.08%	0.02%	0.05%	0.19%	0.42%	2.07%	0.34%	3.80%	0.66%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at September 30, 2023 and December 31, 2022
(b)At September 30, 2023 and December 31, 2022, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)Included $6.1 billion, $26.5 billion, $22.2 billion, $15.0 billion, $7.5 billion, and $11.3 billion of term loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $2.5 billion of revolving loans within the revolving period associated with First Republic.
(d)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at September 30, 2023 and December 31, 2022. These amounts have been excluded based upon the government guarantee.
(e)Included $165 million of 30+ days past due loans associated with First Republic.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2023		December 31, 2022
Nonaccrual loans(a)(b)(c)(d)(e)	$3,604		$3,745

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$169		$2
Less than 660	4		—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	330		174
Less than 660	8		6
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	10,813	(l)	12,034
Less than 660	197		184
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	305,108	(l)	215,096
Less than 660	10,083	(l)	8,659
No FICO/LTV available	923		1,406	(k)
Total retained loans	$327,635	(m)	$237,561

Weighted average LTV ratio(f)(i)	50%		51%
Weighted average FICO(g)(i)	772		769

Geographic region(j)(k)
California	$127,702	(n)	$73,112
New York	49,126	(n)	34,471
Florida	22,671	(n)	18,870
Texas	15,517		14,968
Massachusetts	14,292	(n)	6,380
Illinois	10,990		11,296
Colorado	10,800		9,968
Washington	9,874		9,060
New Jersey	8,101		7,108
Connecticut	7,155		5,432
All other	51,407		46,896
Total retained loans	$327,635		$237,561
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At September 30, 2023, approximately 10% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at September 30, 2023 and December 31, 2022.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $44 million and $42 million and $133 million and $132 million for the three and nine months ended September 30, 2023 and 2022, respectively.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2023.
(k)Prior-period amounts have been revised to conform with the current presentation.
(l)Included $2.6 billion in equal to or greater than 660 FICO scores within 80% to 100% LTV ratio, and $86.3 billion and $1.7 billion in equal to or greater than 660 and less than 660 FICO scores, respectively, within less than 80% LTV ratio associated with First Republic.
(m)Included $91.2 billion of loans associated with First Republic.
(n)Included $55.2 billion, $15.0 billion, $3.6 billion and $7.9 billion in California, New York, Florida and Massachusetts, respectively, associated with First Republic.

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
Financial effects of FDMs
For the three and nine months ended September 30, 2023, residential real estate FDMs were $43 million and $110 million, respectively. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 22 years and 19 years, and reducing the weighted-average contractual interest rate from 7.22% to 4.63% and 7.04% to 4.24% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
In addition to FDMs, the Firm also had $27 million and $59 million of loans subject to a trial modification, and $3 million and $7 million of Chapter 7 loans for the three and nine months ended September 30, 2023, respectively. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications and Chapter 7 loans were considered TDRs, but not FDMs.
Payment status of FDMs and redefaults
For the three and nine months ended September 30, 2023, residential real estate FDMs of $6 million and $20 million, respectively, were 30 or more days past due.
For both the three and nine months ended September 30, 2023, FDMs that re-defaulted were not material.
Nature and extent of TDRs
For periods ending prior to January 1, 2023, modifications of residential real estate loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. For the three and nine months ended September 30, 2022, new TDRs were $80 million and $313 million, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on TDRs.

The following table provides information about how residential real estate loans were modified in TDRs during the period presented.

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Number of loans approved for a trial modification	820	3,258
Number of loans permanently modified	784	3,615
Concession granted:(a)
Interest rate reduction	47%	54%
Term or payment extension	61	65
Principal and/or interest deferred	9	11
Principal forgiveness	—	1
Other(b)	46	38
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
Financial effects of TDRs and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans and about redefaults of certain loans modified in TDRs for the period presented.

(in millions, except weighted-average data)	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.39%	4.65%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.52	3.34
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	20	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	37	38
Charge-offs recognized upon permanent modification	$—	$1
Principal deferred	4	15
Principal forgiven	—	1
Balance of loans that redefaulted within one year of permanent modification(a)	$33	$103
(a)Represents loans permanently modified in TDRs that experienced a payment default in the period presented, and for which the payment default occurred within one year of the modification. The dollar amount presented represents the balance of such loans at the end of the reporting period in which such loans defaulted.

Active and suspended foreclosure
At September 30, 2023 and December 31, 2022, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $589 million and $565 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs for the nine months ended September 30, 2023.

	September 30, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$24,269	$16,365	$14,484	$7,621	$2,242	$723	$2,712	$110	$68,526
30–119 days past due	200	249	219	76	44	20	14	20	842
120 or more days past due	—	—	21	13	—	1	2	14	51
Total retained loans	$24,469	$16,614	$14,724	$7,710	$2,286	$744	$2,728	$144	$69,419
% of 30+ days past due to total retained loans(a)	0.82%	1.50%	1.47%	0.97%	1.92%	2.82%	0.59%	23.61%	1.23%
Gross charge-offs	$211	$233	$121	$42	$25	$46	$—	$2	$680

	December 31, 2022
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$22,187	$20,212	$11,401	$3,991	$1,467	$578	$2,342	$118	$62,296
30–119 days past due	263	308	100	68	33	17	12	10	811
120 or more days past due	—	53	24	—	—	1	2	5	85
Total retained loans	$22,450	$20,573	$11,525	$4,059	$1,500	$596	$2,356	$133	$63,192
% of 30+ days past due to total retained loans(a)	1.17%	1.15%	0.83%	1.68%	2.20%	3.02%	0.59%	11.28%	1.18%
(a)At September 30, 2023 and December 31, 2022, auto and other loans excluded $38 million and $153 million, respectively, of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	September 30, 2023	December 31, 2022
Nonaccrual loans(a)(b)(c)	$162	$129

Geographic region(d)
California	$10,580	$9,689
Texas	8,280	7,216
Florida	5,500	4,847
New York	4,750	4,345
Illinois	3,095	2,839
New Jersey	2,530	2,219
Georgia	1,892	1,708
Pennsylvania	1,887	1,822
Arizona	1,747	1,551
North Carolina	1,677	1,481
All other	27,481	25,475
Total retained loans	$69,419	$63,192
(a)At September 30, 2023 and December 31, 2022, nonaccrual loans excluded $35 million and $101 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, of which $33 million and $76 million, respectively, were no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at September 30, 2023 and December 31, 2022.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2023 and 2022.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2023.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty, which effective January 1, 2023, are reported as FDMs. For the three and nine months ended September 30, 2023 and 2022, auto and other FDMs were not material and there were no additional commitments to lend to borrowers modified as FDMs.
For the three and nine months ended September 30, 2022, auto and other TDRs were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs for the nine months ended September 30, 2023.

(in millions, except ratios)	September 30, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$192,295	$814	$193,109
30–89 days past due and still accruing	1,901	76	1,977
90 or more days past due and still accruing	1,810	39	1,849
Total retained loans	$196,006	$929	$196,935
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.89%	12.38%	1.94%
% of 90+ days past due to total retained loans	0.92	4.20	0.94
Gross charge-offs	$3,737	$115	$3,852

(in millions, except ratios)	December 31, 2022
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$181,793	$696	$182,489
30–89 days past due and still accruing	1,356	64	1,420
90 or more days past due and still accruing	1,230	36	1,266
Total retained loans	$184,379	$796	$185,175
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.40%	12.56%	1.45%
% of 90+ days past due to total retained loans	0.67	4.52	0.68

Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2023	December 31, 2022
Geographic region(a)
California	$30,227	$28,154
Texas	20,654	19,171
New York	15,996	15,046
Florida	13,957	12,905
Illinois	10,721	10,089
New Jersey	8,148	7,643
Colorado	5,989	5,493
Ohio	5,987	5,792
Pennsylvania	5,653	5,517
Arizona	4,828	4,487
All other	74,775	70,878
Total retained loans	$196,935	$185,175
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.8%	86.8%
Less than 660	14.0	13.0
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2023.

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
Financial effects of FDMs
The following tables provide information on credit card loan modifications considered FDMs.

Three months ended September 30, 2023 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modification
Loan modification
Term extension and interest rate reduction(a)(b)	$197	0.10%	Term extension with a reduction in the weighted average contractual interest rate from 23.48% to 3.67%
Total	$197

Nine months ended September 30, 2023 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modification
Loan modification
Term extension and interest rate reduction(a)(b)	$489	0.25%	Term extension with a reduction in the weighted average contractual interest rate from 23.15% to 3.58%
Total	$489
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer on a fixed payment plan.
(b)The interest rates represent weighted average at enrollment.
For both the three and nine months ended September 30, 2023, the Firm also had $29 million of credit card loans subject to trial modifications. The changes to the TDR accounting guidance eliminated the TDR reasonably expected and concession assessment criteria. Accordingly, trial modifications are not considered FDMs.
Payment status of FDMs and redefaults
The following table provides information on the payment status of FDMs during the three and nine months ended September 30, 2023.

(in millions)	Amortized cost basis
	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Current and less than 30 days past due and still accruing	$143	$414
30-89 days past due and still accruing	33	47
90 or more days past due and still accruing	21	28
Total	$197	$489
There were $18 million and $24 million FDMs that re-defaulted during both the three and nine months ended September 30, 2023 which were a combination of term extension and interest rate reduction.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm's standard charge-off policy.

Financial effects of TDRs and redefaults
For periods ending prior to January 1, 2023, modifications of credit card loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. Refer to Note 12 of JPMorgan Chase's 2022 Form 10-K for further information on TDRs.
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults. New enrollments were less than 1% of total retained credit card loans.

(in millions, except weighted-average data)	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Balance of new TDRs(a)	$111	$274
Weighted-average interest rate of loans – before TDR	20.26%	19.19%
Weighted-average interest rate of loans – after TDR	3.81	4.37
Balance of loans that redefaulted within one year of modification(b)	$9	$26
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
Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs for the nine months ended September 30, 2023.

	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
(in millions, except ratios)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Loans by risk ratings
Investment-grade	$124,446	$99,552	$71,287	$76,275	$267,978	$249,585	$463,711	$425,412
Noninvestment-grade:
Noncriticized	31,870	23,272	81,984	81,393	73,786	57,888	187,640	162,553
Criticized performing	5,071	3,662	11,586	8,974	1,037	1,106	17,694	13,742
Criticized nonaccrual	490	246	1,320	1,018	1,097	699	2,907	1,963
Total noninvestment-grade	37,431	27,180	94,890	91,385	75,920	59,693	208,241	178,258
Total retained loans(a)	$161,877	$126,732	$166,177	$167,660	$343,898	$309,278	$671,952	$603,670
% of investment-grade to total retained loans	76.88%	78.55%	42.90%	45.49%	77.92%	80.70%	69.01%	70.47%
% of total criticized to total retained loans	3.44	3.08	7.77	5.96	0.62	0.58	3.07	2.60
% of criticized nonaccrual to total retained loans	0.30	0.19	0.79	0.61	0.32	0.23	0.43	0.33
(a)As of September 30, 2023 included $33.9 billion of Secured by real estate loans, $2.9 billion of Commercial and industrial loans, and $17.0 billion of Other loans associated with First Republic.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB). Refer to Note 14 of JPMorgan Chase’s 2022 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	September 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$8,379	$30,591	$26,874	$17,585	$16,523	$23,111	$1,383	$—	$124,446
Noninvestment-grade	3,653	10,811	7,147	3,508	3,609	7,607	1,095	1	37,431
Total retained loans(a)	$12,032	$41,402	$34,021	$21,093	$20,132	$30,718	$2,478	$1	$161,877
Gross charge-offs	$—	$35	$22	$—	$17	$63	$—	$1	$138

	Secured by real estate
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$24,134	$22,407	$14,773	$14,666	$5,277	$17,289	$1,006	$—	$99,552
Noninvestment-grade	6,072	5,602	3,032	3,498	2,395	5,659	920	2	27,180
Total retained loans	$30,206	$28,009	$17,805	$18,164	$7,672	$22,948	$1,926	$2	$126,732
(a) As of September 30, 2023 included $3.1 billion, $11.1 billion, $6.3 billion, $4.4 billion, $2.9 billion, and $5.3 billion of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $832 million of revolving loans within the revolving period associated with First Republic.

	Commercial and industrial
(in millions)	September 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$12,399	$11,455	$4,659	$2,378	$1,264	$1,074	$38,057	$1	$71,287
Noninvestment-grade	13,327	17,731	10,654	2,540	1,478	1,395	47,680	85	94,890
Total retained loans(a)	$25,726	$29,186	$15,313	$4,918	$2,742	$2,469	$85,737	$86	$166,177
Gross charge-offs	$1	$7	$23	$1	$2	$8	$220	$7	$269

	Commercial and industrial
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,072	$8,338	$3,045	$1,995	$748	$989	$40,087	$1	$76,275
Noninvestment-grade	24,088	12,444	3,459	2,506	525	1,014	47,267	82	91,385
Total retained loans	$45,160	$20,782	$6,504	$4,501	$1,273	$2,003	$87,354	$83	$167,660
(a) As of September 30, 2023 included $210 million, $609 million, $369 million, $223 million, $65 million, and $175 million of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, and $1.3 billion of revolving loans within the revolving period associated with First Republic.

	Other(a)
(in millions)	September 30, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$33,905	$19,379	$10,824	$10,701	$3,751	$7,143	$180,152	$2,123	$267,978
Noninvestment-grade	9,380	11,697	6,480	2,406	651	2,174	43,049	83	75,920
Total retained loans(b)	$43,285	$31,076	$17,304	$13,107	$4,402	$9,317	$223,201	$2,206	$343,898
Gross charge-offs	$1	$8	$9	$6	$—	$1	$3	$—	$28

	Other(a)
(in millions)	December 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$32,121	$15,864	$13,015	$4,529	$2,159	$7,251	$171,049	$3,597	$249,585
Noninvestment-grade	16,829	7,096	1,821	699	451	475	32,240	82	59,693
Total retained loans	$48,950	$22,960	$14,836	$5,228	$2,610	$7,726	$203,289	$3,679	$309,278
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB). Refer to Note 14 of JPMorgan Chase’s 2022 Form 10-K for more information on SPEs.
(b)As of September 30, 2023 included $176 million, $766 million, $763 million, $1.0 billion, $174 million, and $1.3 billion of retained loans originated in 2023, 2022, 2021, 2020, 2019 and prior to 2019, respectively, $12.8 billion of revolving loans within the revolving period, and $67 million converted to term loans associated with First Republic.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023		Dec 31, 2022
Retained loans secured by real estate	$100,839	$79,139	$61,038	$47,593	$161,877	(a)	$126,732
Criticized	2,329	1,916	3,232	1,992	5,561		3,908
% of criticized to total retained loans secured by real estate	2.31%	2.42%	5.30%	4.19%	3.44%		3.08%
Criticized nonaccrual	$51	$51	$439	$195	$490		$246
% of criticized nonaccrual loans to total retained loans secured by real estate	0.05%	0.06%	0.72%	0.41%	0.30%		0.19%
(a) Included $20.7 billion and $13.1 billion of Multifamily and Other commercial loans, respectively, associated with First Republic.
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Loans by geographic distribution(a)(b)
Total U.S.	$159,200	$123,740	$125,997	$125,324	$264,656	$230,525	$549,853	$479,589
Total non-U.S.	2,677	2,992	40,180	42,336	79,242	78,753	122,099	124,081
Total retained loans	$161,877	$126,732	$166,177	$167,660	$343,898	$309,278	$671,952	$603,670
Loan delinquency
Current and less than 30 days past due and still accruing	$160,861	$126,083	$164,179	$165,415	$341,810	$307,511	$666,850	$599,009
30–89 days past due and still accruing	507	402	598	1,127	949	1,015	2,054	2,544
90 or more days past due and still accruing(c)	19	1	80	100	42	53	141	154
Criticized nonaccrual	490	246	1,320	1,018	1,097	699	2,907	1,963
Total retained loans	$161,877	$126,732	$166,177	$167,660	$343,898	$309,278	$671,952	$603,670
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Borrowers associated with First Republic are predominantly domiciled in the U.S.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Nonaccrual loans
With an allowance	$106	$172	$885	$686	$873	$487	$1,864	$1,345
Without an allowance(a)	384	74	435	332	224	212	1,043	618
Total nonaccrual loans(b)	$490	$246	$1,320	$1,018	$1,097	$699	$2,907	$1,963
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2023 and 2022.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which effective January 1, 2023, are reported as FDMs.
Financial effects of FDMs
The following tables provide information about Secured by real estate, Commercial and industrial and Other loan modifications considered FDMs.

(in millions)	Secured by real estate
	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification
Loan modification
Single modifications
Interest rate reduction	$—	—%		$5	—%	Reduced weighted-average contractual interest by 350 bps
Term extension	60	0.04%	Extended loans by a weighted-average of 14 months	112	0.07%	Extended loans by a weighted-average of 13 months
Other-than-insignificant payment delay	—	—%		2	—%	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Interest rate reduction and term extension	$—	—%		$1	—%	Reduced weighted-average contractual interest by (271) bps and extended loans by a weighted-average of 9 months
Other-than-insignificant payment delay and interest rate reduction	$—	—%		$5	—%	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest by 184 bps
Total	$60			$125

(in millions)	Commercial and industrial
	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modification
Loan modification
Single modifications
Term extension	$372	0.22%	Extended loans by a weighted-average of 21 months	$669	0.40%	Extended loans by a weighted-average of 19 months
Other-than-insignificant payment delay	309	0.19%	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	310	0.19%	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment delay and term extension	$32	0.02%	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 6 months	$32	0.02%	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 6 months
Other-than-insignificant payment delay and interest rate reduction and term extension	2	—%	Provided payment deferrals with delayed amounts primarily recaptured through re-amortization over the remaining tenor and reduced weighted-average contractual interest by 75 bps and extended loans by a weighted-average of 31 months	2	—%
Provided payment deferrals with delayed amounts primarily recaptured through re-amortization over the remaining tenor and reduced weighted-average contractual interest by 75 bps and extended loans by a weighted-average of 31 months

Term extension and principal forgiveness	—	—%		14	0.01%	Extended loans by a weighted-average of 73 months and reduced amortized cost basis of the loans by $23 mm
Interest rate reduction and term extension	—	—%		1	—%	Reduced weighted-average contractual interest by (136) bps and extended loans by a weighted-average of 18 months
	$715			$1,028

(in millions)	Other
	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification
Loan modification
Single modifications
Interest rate reduction	$—	—%		$9	—%	Reduced weighted-average contractual interest by 654 bps
Term extension	100	0.03%	Extended loans by a weighted-average of 27 months	100	0.03%	Extended loans by a weighted-average of 30 months
Multiple modifications
Interest rate reduction and term extension	$495	0.14%	Reduced weighted-average contractual interest by 1,708 bps and extended loans by a weighted-average of 7 months	$495	0.14%	Reduced weighted-average contractual interest by 1,708 bps and extended loans by a weighted-average of 7 months
Other-than-insignificant payment delay and term extension	—	—%		233	0.07%	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months
Total	$595			$837
Payment status of FDMs and redefaults
The following table provides information on the payment status of Secured by real estate, Commercial and industrial and Other FDMs during the three and nine months ended September 30, 2023.

	Amortized cost basis
	Secured by real estate		Commercial and industrial		Other
(in millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2023	Nine months ended September 30, 2023
Current and less than 30 days past due and still accruing	$60	$117	$504	$703	$16	$248
30-89 days past due and still accruing	—	—	—	—	28	28
90 or more days past due and still accruing	—	—	10	10	—	—
Criticized nonaccrual	—	8	201	315	551	561
Total	$60	$125	$715	$1,028	$595	$837
The following table provides information on Secured by real estate, Commercial and industrial and Other FDMs that re-defaulted during the three and nine months ended September 30, 2023.

(in millions)	Amortized cost basis
	Secured by real estate		Commercial and industrial		Other
	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2023	Nine months ended September 30, 2023
Loan modification
Term extension	—	1	11	18	32	32
Interest rate reduction and term extension	—	1	—	—	—	—
Total(a)	$—	$2	$11	$18	$32	$32
(a)Represents FDMs that were 30 days or more past due.
Additional unfunded commitments to borrowers experiencing financial difficulty whose Commercial and industrial loans have been modified as FDMs were $363 million and $1.5 billion for the three and nine months ended September 30, 2023, and additional unfunded commitments to borrowers experiencing financial difficulty whose Secured by real estate and Other loans have been modified as FDMs were $1 million for the three and nine months ended September 30, 2023.
Nature and extent of TDRs
Prior to January 1, 2023, certain loan modifications were considered TDRs.
For the three and nine months ended September 30, 2022, new TDRs were $108 million and $587 million, respectively.
New TDRs for the three and nine months ended September 30, 2022 reflected extended maturity dates and covenant waivers primarily in the Commercial and Industrial loan class. For the three and nine months ended September 30, 2022, the impact of these modifications were not material to the Firm.
As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs is greater than the population previously considered TDRs.

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

	2023				2022
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,040	$11,200	$6,486	$19,726	$1,765	$10,250	$4,371	$16,386
Cumulative effect of a change in accounting principle(a)	(489)	(100)	2	(587)	NA	NA	NA	NA
Gross charge-offs	809	3,852	435	5,096	590	2,294	232	3,116
Gross recoveries collected	(388)	(579)	(84)	(1,051)	(441)	(616)	(93)	(1,150)
Net charge-offs/(recoveries)	421	3,273	351	4,045	149	1,678	139	1,966
Provision for loan losses	723	4,073	2,047	6,843	202	1,828	1,733	3,763
Other	1	—	8	9	1	—	1	2
Ending balance at September 30,	$1,854	$11,900	$8,192	$21,946	$1,819	$10,400	$5,966	$18,185
Allowance for lending-related commitments
Beginning balance at January 1,	$76	$—	$2,306	$2,382	$113	$—	$2,148	$2,261
Provision for lending-related commitments	5	—	(313)	(308)	(36)	—	325	289
Other	—	—	1	1	—	—	1	1
Ending balance at September 30,	$81	$—	$1,994	$2,075	$77	$—	$2,474	$2,551
Total allowance for investment securities				117	NA	NA	NA	61
Total allowance for credit losses(b)(c)	$1,935	$11,900	$10,186	$24,138	$1,896	$10,400	$8,440	$20,797
Allowance for loan losses by impairment methodology
Asset-specific(d)	$(942)	$—	$732	$(210)	$(702)	$218	$450	$(34)
Portfolio-based	2,796	11,900	7,460	22,156	2,521	10,182	5,516	18,219
Total allowance for loan losses	$1,854	$11,900	$8,192	$21,946	$1,819	$10,400	$5,966	$18,185

Loans by impairment methodology
Asset-specific(d)	$3,321	$—	$2,402	$5,723	$12,218	$794	$2,282	$15,294
Portfolio-based	393,733	196,935	669,550	1,260,218	289,185	169,668	593,926	1,052,779
Total retained loans	$397,054	$196,935	$671,952	$1,265,941	$301,403	$170,462	$596,208	$1,068,073
Collateral-dependent loans
Net charge-offs	$4	$—	$127	$131	$(29)	$—	$13	$(16)
Loans measured at fair value of collateral less cost to sell	3,384	—	1,074	4,458	3,718	—	537	4,255
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$61	$61	$—	$—	$84	$84
Portfolio-based	81	—	1,933	2,014	77	—	2,390	2,467
Total allowance for lending-related commitments(e)	$81	$—	$1,994	$2,075	$77	$—	$2,474	$2,551
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$387	$387	$—	$—	$470	$470
Portfolio-based(f)	30,245	—	514,937	545,182	22,259	—	452,530	474,789
Total lending-related commitments	$30,245	$—	$515,324	$545,569	$22,259	$—	$453,000	$475,259
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance.
(b)At September 30, 2023 and 2022, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $17 million and $30 million, respectively, associated with certain accounts receivable in CIB.
(c)As of September 30, 2023 included $1.2 billion allowance for credit losses associated with First Republic.
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
(f)At September 30, 2023 and 2022, lending-related commitments excluded $18.1 billion and $12.6 billion, respectively, for the consumer, excluding credit card portfolio segment; $898.9 billion and $798.9 billion, respectively, for the credit card portfolio segment; and $16.2 billion and $20.0 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments. Prior period amount for wholesale lending-related commitments, including the amount not subject to allowance, has been revised to conform with the current presentation.

Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2023 was $24.2 billion, reflecting a net addition of $2.5 billion from December 31, 2022.
The net addition to the allowance for credit losses included $1.4 billion, consisting of:
•$707 million in consumer, predominantly driven by CCB, comprised of $801 million in Card Services, partially offset by a $200 million net reduction in Home Lending. The net addition in Card Services was driven by loan growth, including an increase in revolving balances, partially offset by reduced borrower uncertainty and the net effect of changes in the Firm's weighted average macroeconomic outlook. The net reduction in Home Lending was largely driven by improvements in the outlook for home prices, and
•$623 million in wholesale, driven by net downgrade activity, the net effect of changes in the Firm's weighted average macroeconomic outlook, including deterioration in the outlook for commercial real estate in CB, partially offset by the impact of changes in the loan and lending-related commitment portfolios in CIB in the third quarter of 2023.
The net addition also included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
The changes in the Firm's weighted average macroeconomic outlook included updates to the central scenario in the third quarter of 2023 to reflect a lower forecasted unemployment rate consistent with a higher growth rate in GDP. The Firm's weighted average macroeconomic outlook also reflects the impact of the additional weight placed on the adverse scenarios in the first quarter of 2023, reflecting elevated recession risks due to high inflation and tightening financial conditions.
The allowance for credit losses also reflected a reduction of $587 million as a result of the adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 for further information.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.5% in the fourth quarter of 2024, and a 1.8% lower U.S. real GDP exiting the fourth quarter of 2024.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2023
	4Q23	2Q24	4Q24
U.S. unemployment rate(a)	3.9%	4.2%	4.6%
YoY growth in U.S. real GDP(b)	2.1%	1.2%	0.7%

	Assumptions at December 31, 2022
	2Q23	4Q23	2Q24
U.S. unemployment rate(a)	3.8%	4.3%	5.0%
YoY growth in U.S. real GDP(b)	1.5%	0.4%	—%
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	165
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	165–167
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	165–167
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	167
	Municipal bond vehicles	Financing of municipal bond investments	167
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 168–169 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$58,068	$694	$38,600	$579	$2,002	$41	$2,622
Subprime	9,089	—	1,290	3	—	—	3
Commercial and other(b)	167,402	80	129,838	899	5,634	1,368	7,901
Total	$234,559	$774	$169,728	$1,481	$7,636	$1,409	$10,526

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2022 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,362	$754	$37,058	$744	$1,918	$—	$2,662
Subprime	9,709	—	1,743	10	—	—	10
Commercial and other(b)	164,915	—	127,037	888	5,373	670	6,931
Total	$229,986	$754	$165,838	$1,642	$7,291	$670	$9,603
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $140 million and $134 million at September 30, 2023 and December 31, 2022, respectively, and subordinated securities which were $115 million and $34 million at September 30, 2023 and December 31, 2022, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of September 30, 2023 and December 31, 2022, 78% and 84%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.6 billion of investment-grade retained interests at both September 30, 2023 and December 31, 2022, and $66 million and $27 million of noninvestment-grade retained interests at September 30, 2023 and December 31, 2022, respectively. The retained interests in commercial and other securitization trusts consisted of $6.2 billion and $5.8 billion of investment-grade retained interests at September 30, 2023 and December 31, 2022, respectively, and $1.7 billion and $1.1 billion of noninvestment-grade retained interests at September 30, 2023 and December 31, 2022, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Transfers of securities to VIEs
U.S. GSEs and government agencies	$4,521	$1,417	$14,188	$14,866
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2023 and 2022, respectively and retained interests in any such Firm-sponsored VIEs as of September 30, 2023 and December 31, 2022 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2023	December 31, 2022
U.S. GSEs and government agencies
Interest in VIEs	$3,287	$2,580
As of September 30, 2023 and December 31, 2022, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $8.7 billion and $13.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2023 and December 31, 2022, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $9.9 billion and $10.6 billion at September 30, 2023 and December 31, 2022, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 24 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2023 and December 31, 2022.

	Assets					Liabilities
September 30, 2023 (in millions)	Trading assets	Loans		Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,003		$112	$9,115	$2,997	$6	$3,003
Firm-administered multi-seller conduits	1	28,276		196	28,473	19,817	29	19,846
Municipal bond vehicles	1,725	—		26	1,751	1,888	11	1,899
Mortgage securitization entities(a)	—	712		8	720	128	58	186
Other	54	185		251	490	66	140	206
Total	$1,780	$38,176		$593	$40,549	$24,896	$244	$25,140

	Assets					Liabilities
December 31, 2022 (in millions)	Trading assets	Loans		Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,699		$100	$9,799	$1,999	$2	$2,001
Firm-administered multi-seller conduits	—	22,819		170	22,989	9,236	39	9,275
Municipal bond vehicles	2,089	—		7	2,096	1,232	10	1,242
Mortgage securitization entities(a)	—	781		10	791	143	67	210
Other	62	1,112	(f)	263	1,437	—	161	161
Total	$2,151	$34,411		$550	$37,112	$12,610	$279	$12,889
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
(d)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $3.2 billion and $2.1 billion at September 30, 2023 and December 31, 2022, respectively.
(e)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.
(f)Primarily includes purchased supply chain finance receivables and purchased auto loan securitizations in CIB.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $32.5 billion and $30.2 billion at September 30, 2023 and December 31, 2022, of which $12.7 billion and $10.6 billion was unfunded at September 30, 2023 and December 31, 2022, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2022 Form 10-K for further information on affordable housing tax credits and Note 24 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2023 and December 31, 2022 was $5.5 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at September 30, 2023 and December 31, 2022 was $7.2 billion and $8.2 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2023 and 2022, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$2,721	$2,737	$386	$1,297	$6,010	$3,113	$9,909	$8,355
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$2,585	$2,726	$375	$1,278	$5,738	$3,106	$9,504	$8,253
Servicing fees collected	6	2	12	—	18	3	56	—
Cash flows received on interests	89	126	131	71	249	304	413	196
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Carrying value of loans sold	$5,582	$9,501	$14,603	$43,890
Proceeds received from loan sales as cash	119	2	159	15
Proceeds from loan sales as securities(a)(b)	5,397	9,352	14,279	43,161
Total proceeds received from loan sales(c)	$5,516	$9,354	$14,438	$43,176
Gains/(losses) on loan sales(d)(e)	$—	$(25)	$—	$(25)
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2023 and December 31, 2022. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	September 30, 2023	December 31, 2022
Loans repurchased or option to repurchase(a)	$769	$839
Real estate owned	8	10
Foreclosed government-guaranteed residential mortgage loans(b)	24	27
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2023 and December 31, 2022.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	2023	2022	2023	2022
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$38,600	$37,058	$471	$511	$2	$(5)	$12	$(32)
Subprime	1,290	1,743	131	212	1	(1)	5	(4)
Commercial and other	129,838	127,037	2,342	948	40	11	59	22
Total loans securitized	$169,728	$165,838	$2,944	$1,671	$43	$5	$76	$(14)

Note 15 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired, and can be adjusted up to one year from the acquisition date as more information pertaining to facts and circumstances that existed as of the acquisition date is obtained about the fair value of assets acquired and liabilities assumed.
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2023	December 31, 2022
Consumer & Community Banking	$32,116	$32,121
Corporate & Investment Bank	8,244	8,008
Commercial Banking	2,985	2,985
Asset & Wealth Management	8,492	7,902
Corporate	655	646
Total goodwill	$52,492	$51,662
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$52,380	$50,697	$51,662	$50,315
Changes during the period from:
Business combinations(a)	166	882	853	1,352
Other(b)	(54)	(118)	(23)	(206)
Balance at September 30,	$52,492	$51,461	$52,492	$51,461
(a)For the three months ended September 30, 2023, represents an adjustment to goodwill related to the acquisition of CIFM in AWM. For the nine months ended September 30, 2023, represents estimated goodwill associated with the acquisition of Aumni Inc. in CIB in the second quarter, and the acquisition of the remaining 51% interest in CIFM in AWM in the first quarter. For the three and nine months ended September 30, 2022, represents estimated goodwill associated with the acquisitions of Global Shares PLC in AWM and Figg, Inc. in CCB in the third quarter, and Frosch Travel Group, LLC in CCB and Volkswagen Payments S.A. in CIB in the second quarter.
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
As of September 30, 2023, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of September 30, 2023, or December 31, 2022, nor was goodwill written off due to impairment during the nine months ended September 30, 2023 or 2022.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2023 and 2022.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2023	2022	2023	2022
Fair value at beginning of period	$8,229	$7,439	$7,973	$5,494
MSR activity:
Originations of MSRs	81	140	191	736
Purchase of MSRs(a)	569	370	1,036	1,245
Disposition of MSRs(b)	(101)	(79)	(191)	(750)
Net additions/(dispositions)	549	431	1,036	1,231
Changes due to collection/realization of expected cash flows	(265)	(234)	(760)	(702)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	555	465	816	2,012
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(26)	36	(24)	36
Discount rates	14	—	14	—
Prepayment model changes and other(d)	53	3	54	69
Total changes in valuation due to other inputs and assumptions	41	39	44	105
Total changes in valuation due to inputs and assumptions	596	504	860	2,117
Fair value at September 30,	$9,109	$8,140	$9,109	$8,140
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$596	$504	$860	$2,117
Contractual service fees, late fees and other ancillary fees included in income	409	391	1,185	1,156
Third-party mortgage loans serviced at September 30, (in billions)	639	587	639	587
Servicer advances, net of an allowance for uncollectible amounts, at September 30(e)	557	786	557	786
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
CCB mortgage fees and related income
Production revenue	$162	$93	$339	$454

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	409	400	1,211	1,203
Changes in MSR asset fair value due to collection/realization of expected cash flows	(265)	(234)	(760)	(702)
Total operating revenue	144	166	451	501
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	555	465	816	2,012
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	41	39	44	105
Changes in derivative fair value and other	(485)	(450)	(736)	(1,926)
Total risk management	111	54	124	191
Total net mortgage servicing revenue	255	220	575	692
Total CCB mortgage fees and related income	417	313	914	1,146
All other	(3)	1	(1)	6
Mortgage fees and related income	$414	$314	$913	$1,152
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2023 and December 31, 2022, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2023	Dec 31, 2022
Weighted-average prepayment speed assumption (constant prepayment rate)	5.80%	6.12%
Impact on fair value of 10% adverse change	$(198)	$(183)
Impact on fair value of 20% adverse change	(387)	(356)
Weighted-average option adjusted spread(a)	5.85%	5.77%
Impact on fair value of a 100 basis point adverse change	$(394)	$(341)
Impact on fair value of a 200 basis point adverse change	(758)	(655)
(a)Includes the impact of operational risk and regulatory capital.

Note 16 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2022 Form 10-K for further information on deposits.
As of September 30, 2023 and December 31, 2022, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2023	December 31, 2022
U.S. offices
Noninterest-bearing (included $61,684 and $26,363 at fair value)(a)	$651,240	$644,902
Interest-bearing (included $560 and $586 at fair value)(a)	1,295,609	1,276,346
Total deposits in U.S. offices	1,946,849	1,921,248
Non-U.S. offices
Noninterest-bearing (included $1,409 and $1,398 at fair value)(a)	22,410	27,005
Interest-bearing (included $1,353 and $273 at fair value)(a)	410,267	391,926
Total deposits in non-U.S. offices	432,677	418,931
Total deposits	$2,379,526	$2,340,179
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.

As of September 30, 2023 and December 31, 2022, time deposits in denominations that met or exceeded the insured limit were as follows.

(in millions)	September 30, 2023	December 31, 2022
U.S. offices	$120,115	$64,622
Non-U.S. offices(a)	94,253	77,907
Total	$214,368	$142,529
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of September 30, 2023, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending September 30 were as follows.

September 30, (in millions)
	U.S.	Non-U.S.	Total
2024	$174,134	$91,403	$265,537
2025	990	299	1,289
2026	278	21	299
2027	138	31	169
2028	97	885	982
After 5 years	509	205	714
Total	$176,146	$92,844	$268,990
Note 17 – Leases
Refer to Note 18 of JPMorgan Chase’s 2022 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2023, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	September 30, 2023		December 31, 2022
Right-of-use assets	$8,300	(a)	$7,782
Lease liabilities	8,697	(b)	8,183
(a)Includes $666 million of right-of-use assets associated with First Republic.
(b)Includes $732 million of lease liabilities associated with First Republic.
The Firm’s net rental expense was $538 million and $496 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 billion for both the nine months ended September 30, 2023 and 2022.
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
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease income	$695	$870	$2,166	$2,863
Depreciation expense	468	620	1,344	1,998

Note 18 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value; changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of September 30, 2023.

By remaining maturity (in millions, except rates)		September 30, 2023					December 31, 2022
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$6,646	$84,124	$94,485	$185,255		$194,515
	Variable rate	170	6,143	1,960	8,273		11,565
	Interest rates(f)	2.31%	2.88%	3.58%	3.20%		3.06%
Subordinated debt:	Fixed rate	$2,967	$5,843	$8,634	$17,444		$19,693
	Variable rate	—	—	—	—		—
	Interest rates(f)	3.88%	4.88%	4.69%	4.62%		4.50%
	Subtotal	$9,783	$96,110	$105,079	$210,972		$225,773
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$9,903	$14,040	$39	$23,982	(g)	$93
	Variable rate	3,900	10,000	—	13,900		11,000
	Interest rates(f)	4.75%	4.69%	6.06%	4.72%		4.32%
Purchase Money Note(a):	Fixed rate	$—	$48,936	$—	$48,936		NA
	Interest rates(f)	—%	3.40%	—%	3.40%		NA
Senior debt:	Fixed rate	$3,287	$7,800	$5,996	$17,083		$15,383
	Variable rate	18,410	22,230	5,270	45,910		41,506
	Interest rates(f)	4.36%	4.99%	1.50%	1.86%		2.02%
Subordinated debt:	Fixed rate	$—	$257	$—	$257		$262
	Variable rate	—	—	—	—		—
	Interest rates(f)	—%	8.25%	—%	8.25%		8.25%
	Subtotal	$35,500	$103,263	$11,305	$150,068		$68,244
Junior subordinated debt:	Fixed rate	$—	$—	$520	$520		$550
	Variable rate	—	420	813	1,233		1,298
	Interest rates(f)	—%	6.17%	7.43%	7.13%		6.33%
	Subtotal	$—	$420	$1,333	$1,753		$1,848
Total long-term debt(b)(c)(d)		$45,283	$199,793	$117,717	$362,793	(h)(i)	$295,865
Long-term beneficial interests:
	Fixed rate	$—	$2,997	$—	$2,997		$1,999
	Variable rate	—	—	193	193		143
	Interest rates(f)	—%	4.74%	4.51%	4.73%		2.81%
Total long-term beneficial interests(e)		$—	$2,997	$193	$3,190		$2,142
(a)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 28 for additional information.
(b)Included long-term debt of $89.6 billion and $13.8 billion secured by assets totaling $231.4 billion and $208.3 billion at September 30, 2023 and December 31, 2022, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $78.4 billion and $72.3 billion of long-term debt accounted for at fair value at September 30, 2023 and December 31, 2022, respectively.
(d)Included $10.1 billion and $10.3 billion of outstanding zero-coupon notes at September 30, 2023 and December 31, 2022, respectively. The aggregate principal amount of these notes at their respective maturities is $46.1 billion and $45.3 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included $66 million and $5 million accounted for at fair value at September 30, 2023 and December 31, 2022, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $21.7 billion and $10.5 billion at September 30, 2023 and December 31, 2022, respectively.
(f)The interest rates shown are the weighted average of contractual rates in effect at September 30, 2023 and December 31, 2022, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The interest rates shown exclude structured notes accounted for at fair value.
(g)As of September 30, 2023, included $23.9 billion of FHLB advances associated with First Republic. Refer to Note 28 for additional information.
(h)As of September 30, 2023, long-term debt in the aggregate of $189.0 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(i)The aggregate carrying values of debt that matures in each of the 12-month periods ending September 30, 2024, 2025, 2026, 2027 and 2028 is $45.3 billion, $52.0 billion, $40.8 billion, $31.6 billion and $75.4 billion, respectively.

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.53% and 3.26% as of September 30, 2023 and December 31, 2022, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 5.15% and 4.89% as of September 30, 2023 and December 31, 2022, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank pari passu with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $36.9 billion and $28.2 billion at September 30, 2023 and December 31, 2022, respectively.
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
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2023 and December 31, 2022, and the quarterly dividend declarations for the three and nine months ended September 30, 2023 and 2022.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at September 30, 2023	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	Issue date				Three months ended September 30,		Nine months ended September 30,
									2023	2022	2023	2022
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$431.25	$431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00	450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25	356.25
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	341.25	341.25
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	346.89	346.89
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	315.00	315.00
Fixed-to-floating-rate:
Series I	—	—	$—	$—	4/23/2008	—%	4/30/2018	—%	$—	$163.87	$—	$375.03
Series Q	150,000	150,000	1,500	1,500	4/23/2013	SOFR + 3.25	5/1/2023	SOFR + 3.25	227.02	128.75	574.25	386.25	(d)
Series R	150,000	150,000	1,500	1,500	7/29/2013	SOFR + 3.30	8/1/2023	SOFR + 3.30	228.30	150.00	528.30	450.00	(e)
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	SOFR + 3.78	168.75	168.75	506.25	506.25
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	SOFR + 3.33	153.13	153.13	459.38	459.38
Series V	—	—	—	—	6/9/2014	—	7/1/2019	—	—	146.15	—	340.91
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	SOFR + 3.33	152.50	152.50	457.50	457.50
Series Z	—	—	—	—	4/21/2015	—	5/1/2020	—	—	—	—	—
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	209.90	115.63	594.05	346.88	(f)
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	375.00	375.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	345.00	345.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	300.00	300.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25	273.75	273.75
Total preferred stock	2,740,375	2,740,375	$27,404	$27,404
(a)Represented by depositary shares.
(b)Each series of fixed-to-floating rate preferred stock converts to a floating rate at the earliest redemption date.
(c)Effective June 30, 2023, CME Term SOFR is the replacement reference rate for certain outstanding securities issued by the Firm that used U.S. dollar LIBOR as the reference rate, including fixed-to-floating rate preferred stock. References in the table to “SOFR” mean a floating annualized rate equal to three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spreads noted. The reference to “CMT” means a floating annualized rate equal to the five-year Constant Maturity Treasury (“CMT”) rate plus the spread noted.
(d)The dividend rate for Series Q preferred stock became floating and payable quarterly starting on May 1, 2023; prior to which the dividend rate was fixed at 5.15% or $257.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 is three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.25%.
(e)The dividend rate for Series R preferred stock became floating and payable quarterly starting on August 1, 2023; prior to which the dividend rate was fixed at 6.00% or $300.00 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 is three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.30%.
(f)The dividend rate for Series CC preferred stock became floating and payable quarterly starting on November 1, 2022; prior to which the dividend rate was fixed at 4.625% or $231.25 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 is three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 2.58%.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $27.7 billion at September 30, 2023.
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

Note 20 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2022 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$13,151	$9,737	$40,245	$26,668
Less: Preferred stock dividends	386	432	1,115	1,239
Net income applicable to common equity	12,765	9,305	39,130	25,429
Less: Dividends and undistributed earnings allocated to participating securities	80	50	241	134
Net income applicable to common stockholders	$12,685	$9,255	$38,889	$25,295

Total weighted-average basic shares outstanding	2,927.5	2,961.2	2,946.6	2,966.8
Net income per share	$4.33	$3.13	$13.20	$8.53

Diluted earnings per share
Net income applicable to common stockholders	$12,685	$9,255	$38,889	$25,295
Total weighted-average basic shares outstanding	2,927.5	2,961.2	2,946.6	2,966.8
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.6	4.2	4.4	4.1
Total weighted-average diluted shares outstanding	2,932.1	2,965.4	2,951.0	2,970.9
Net income per share	$4.33	$3.12	$13.18	$8.51

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

As of or for the three months ended September 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2023	$(6,155)		$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)
Net change	(1,950)		(340)	(5)	(583)	(21)	85	(2,814)
Balance at September 30, 2023	$(8,105)	(a)	$(1,618)	$(48)	$(5,938)	$(1,533)	$138	$(17,104)

As of or for the three months ended September 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2022	$(8,844)		$(1,675)	$30	$(4,435)	$(123)	$678	$(14,369)
Net change	(2,145)		(581)	38	(1,698)	(1,004)	625	(4,765)
Balance at September 30, 2022	$(10,989)	(a)	$(2,256)	$68	$(6,133)	$(1,127)	$1,303	$(19,134)

As of or for the nine months ended September 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2023	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	1,019		(73)	(15)	(282)	(82)	(330)	237
Balance at September 30, 2023	$(8,105)	(a)	$(1,618)	$(48)	$(5,938)	$(1,533)	$138	$(17,104)

As of or for the nine months ended September 30, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2022	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(13,629)		(1,322)	199	(5,837)	(917)	2,456	(19,050)
Balance at September 30, 2022	$(10,989)	(a)	$(2,256)	$68	$(6,133)	$(1,127)	$1,303	$(19,134)
(a)As of September 30, 2023 includes after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. As of September 30, 2023 and 2022 includes after-tax net unamortized unrealized gains/(losses) of $(1.0) billion and $(1.3) billion, related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of this Form 10-Q, and Note 10 of JPMorgan Chase's 2022 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2023			2022
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(3,234)	$775	$(2,459)	$(3,785)	$912	$(2,873)
Reclassification adjustment for realized (gains)/losses included in net income(a)	669	(160)	509	959	(231)	728
Net change	(2,565)	615	(1,950)	(2,826)	681	(2,145)
Translation adjustments(b):
Translation	(1,608)	18	(1,590)	(3,017)	164	(2,853)
Hedges	1,647	(397)	1,250	2,992	(720)	2,272
Net change	39	(379)	(340)	(25)	(556)	(581)
Fair value hedges, net change(c):	(7)	2	(5)	50	(12)	38
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,209)	290	(919)	(2,511)	602	(1,909)
Reclassification adjustment for realized (gains)/losses included in net income(d)	443	(107)	336	278	(67)	211
Net change	(766)	183	(583)	(2,233)	535	(1,698)
Defined benefit pension and OPEB plans, net change(e):	(26)	5	(21)	(1,320)	316	(1,004)
DVA on fair value option elected liabilities, net change:	111	(26)	85	823	(198)	625
Total other comprehensive income/(loss)	$(3,214)	$400	$(2,814)	$(5,531)	$766	$(4,765)

	2023			2022
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(1,097)	$264	$(833)	$(19,443)	$4,670	$(14,773)
Reclassification adjustment for realized (gains)/losses included in net income(a)	2,437	(585)	1,852	1,506	(362)	1,144
Net change	1,340	(321)	1,019	(17,937)	4,308	(13,629)
Translation adjustments(b):
Translation	(509)	(13)	(522)	(6,908)	381	(6,527)
Hedges	596	(147)	449	6,854	(1,649)	5,205
Net change	87	(160)	(73)	(54)	(1,268)	(1,322)
Fair value hedges, net change(c):	(20)	5	(15)	262	(63)	199
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,761)	422	(1,339)	(7,697)	1,847	(5,850)
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,391	(334)	1,057	17	(4)	13
Net change	(370)	88	(282)	(7,680)	1,843	(5,837)
Defined benefit pension and OPEB plans, net change(e):	(105)	23	(82)	(1,197)	280	(917)
DVA on fair value option elected liabilities, net change:	(436)	106	(330)	3,240	(784)	2,456
Total other comprehensive loss	$496	$(259)	$237	$(23,366)	$4,316	$(19,050)

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the nine months ended September 30, 2023, the Firm reclassified a net pre-tax loss of $(4) million to other revenue predominantly related to the acquisition of CIFM of which $(38) million related to the net investment hedge loss. The amounts reclassified for the three months ended September 30, 2023 and nine months ended September 30, 2022 were not material.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2023	December 31, 2022
Segregated for the benefit of securities and cleared derivative customers	$14.6	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	8.6	8.1
Total restricted cash(a)	$23.2	$26.8
(a)Comprises $21.8 billion and $25.4 billion in deposits with banks, and $1.4 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.
Also, as of September 30, 2023 and December 31, 2022, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $35.5 billion and $42.4 billion, respectively.
•Securities with a fair value of $29.9 billion and $31.7 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2023 and December 31, 2022.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2023 and December 31, 2022.

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
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of September 30, 2023, the Firm's CET1 capital reflected the remaining $1.4 billion benefit associated with the CECL capital transition provisions.
Similarly, as of January 1, 2023, the Firm has phased out 50% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2022 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of September 30, 2023 and December 31, 2022, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$241,825	$282,480	$241,825		$282,480
Tier 1 capital	268,579	282,482	268,579		282,482
Total capital	300,859	302,050	287,560	(b)	288,983
Risk-weighted assets	1,692,219	1,636,819	1,671,593	(b)	1,527,444
CET1 capital ratio	14.3%	17.3%	14.5%		18.5%
Tier 1 capital ratio	15.9	17.3	16.1		18.5
Total capital ratio	17.8	18.5	17.2		18.9

December 31, 2022 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$218,934	$269,668	$218,934	$269,668
Tier 1 capital	245,631	269,672	245,631	269,672
Total capital	277,769	288,433	264,583	275,255
Risk-weighted assets	1,653,538	1,597,072	1,609,773	1,475,602
CET1 capital ratio	13.2%	16.9%	13.6%	18.3%
Tier 1 capital ratio	14.9	16.9	15.3	18.3
Total capital ratio	16.8	18.1	16.4	18.7
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	September 30, 2023		December 31, 2022
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,785,641	$3,309,068	$3,703,873	$3,249,912
Tier 1 leverage ratio	7.1%	8.5%	6.6%	8.3%
Total leverage exposure	$4,500,253	$4,013,044	$4,367,092	$3,925,502
SLR	6.0%	7.0%	5.6%	6.9%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2023 and December 31, 2022. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(i)
	September 30, 2023					Dec 31, 2022	Sep 30, 2023		Dec 31, 2022
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$8,355	$6,091	$5,940	$12,224	$32,610	$21,287	$785	(j)	$75
Auto and other	12,829	257	—	2,617	15,703	12,231	189	(j)	—
Total consumer, excluding credit card	21,184	6,348	5,940	14,841	48,313	33,518	974		75
Credit card(b)	898,903	—	—	—	898,903	821,284	—		—
Total consumer(c)	920,087	6,348	5,940	14,841	947,216	854,802	974		75
Wholesale:
Other unfunded commitments to extend credit(d)	123,603	163,104	191,974	20,968	499,649	440,407	3,169	(h)(j)	2,328	(h)
Standby letters of credit and other financial guarantees(d)	14,411	9,058	3,743	1,071	28,283	27,439	438		408
Other letters of credit(d)	3,407	187	42	—	3,636	4,134	21		6
Total wholesale(c)	141,421	172,349	195,759	22,039	531,568	471,980	3,628		2,742
Total lending-related	$1,061,508	$178,697	$201,699	$36,880	$1,478,784	$1,326,782	$4,602		$2,817
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$293,539	$—	$—	$—	$293,539	$283,386	$—		$—
Derivatives qualifying as guarantees	2,344	325	11,622	40,841	55,132	59,180	294		649
Unsettled resale and securities borrowed agreements	129,321	907	—	—	130,228	116,975	1		(2)
Unsettled repurchase and securities loaned agreements	80,018	530	—	—	80,548	66,407	—		(7)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	76		76
Loans sold with recourse	NA	NA	NA	NA	803	820	28		28
Exchange & clearing house guarantees and commitments(f)	118,140	—	—	—	118,140	191,068	—		—
Other guarantees and commitments(g)	11,482	523	146	3,468	15,619	8,634	36		53
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of September 30, 2023 and December 31, 2022, reflected the contractual amount net of risk participations totaling $82 million and $71 million, respectively, for other unfunded commitments to extend credit; $8.2 billion at both periods for standby letters of credit and other financial guarantees; $513 million and $512 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of September 30, 2023 and December 31, 2022, collateral held by the Firm in support of securities lending indemnification agreements was $310.3 billion and $298.5 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of September 30, 2023 and December 31, 2022, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of September 30, 2023 and December 31, 2022, primarily includes unfunded commitments related to certain tax-oriented equity investments, unfunded commitments to purchase secondary market loans, and other equity investment commitments.
(h)As of September 30, 2023 and December 31, 2022 includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
(i)For lending-related products, the carrying value includes the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.
(j)As of September 30, 2023, includes fair value adjustments associated with First Republic for residential real estate lending-related commitments totaling $660 million, for auto and other lending-related commitments totaling $189 million and for other unfunded commitments to extend credit totaling $1.3 billion. Refer to Note 28 for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2023 and December 31, 2022.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2023		December 31, 2022
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,276	$2,712	$19,205	$3,040
Noninvestment-grade(a)	9,007	924	8,234	1,094
Total contractual amount	$28,283	$3,636	$27,439	$4,134

Allowance for lending-related commitments	$94	$21	$82	$6
Guarantee liability	344	—	326	—
Total carrying value	$438	$21	$408	$6
Commitments with collateral	$16,216	$563	$15,296	$795
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2022 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2023 and December 31, 2022.

(in millions)	September 30, 2023	December 31, 2022
Notional amounts
Derivative guarantees	$55,132	$59,180
Stable value contracts with contractually limited exposure	31,869	31,820
Maximum exposure of stable value contracts with contractually limited exposure	1,472	2,063

Fair value
Derivative payables	294	649
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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2023	December 31, 2022
Assets that may be sold or repledged or otherwise used by secured parties	$151.0	$110.8
Assets that may not be sold or repledged or otherwise used by secured parties(a)	244.2	114.8
Assets pledged at Federal Reserve banks and FHLBs	652.1	567.6
Total pledged assets	$1,047.3	$793.2
(a)As of September 30, 2023, included $89.0 billion of assets pledged to the FDIC associated with the First Republic acquisition. Refer to Note 28 for additional information.

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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2023	December 31, 2022
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,327.1	$1,346.9
Collateral sold, repledged, delivered or otherwise used	1,010.4	1,019.4

Note 26 – Litigation
Contingencies
As of September 30, 2023, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at September 30, 2023. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. The claim alleges “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan Suisse (SA) held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In September 2022, the Firm filed an application challenging the validity of service and the Malaysian Court’s jurisdiction to hear the claim. In April 2023, 1MDB requested Court permission to discontinue its claim and re-file a new claim in the future. In August 2023, the Court denied those requests and reinstated the claim. 1MDB and the Firm each filed separate appeals of that decision in September 2023. In its appeal, the Firm seeks to prevent any claim from continuing. The Firm’s challenge to service and jurisdiction is scheduled for hearing in December 2023.
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
With respect to civil litigation matters, in August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Although certain members of the settlement class filed requests to the Court to be excluded from the class, an agreement to resolve their claims was reached in December 2022. In a separate putative class action filed against the Firm and other foreign exchange dealers on behalf of certain parties who purchased foreign currencies at allegedly inflated rates, the District Court denied certification of a class and granted summary judgment against the named plaintiffs in March 2023. An appeal by those plaintiffs of the District Court's decision is pending. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia. An agreement to resolve one of the UK actions was reached in December 2022. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached in the putative class action, which remains subject to court approval.
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
The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the monetary class action finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In December 2019, the amended settlement agreement was approved by the District Court. In March 2023, the United States Court of Appeals for the
Second Circuit affirmed the District Court’s approval of the settlement, and that settlement is now final. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The injunctive class action continues separately, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part.
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
Jeffrey Epstein Litigation. JPMorgan Chase Bank, N.A. was named as a defendant in two lawsuits filed in the United States District Court for the Southern District of New York alleging that JPMorgan Chase Bank, N.A. knowingly facilitated Jeffrey Epstein’s sex trafficking and other unlawful conduct by providing banking services to Epstein until 2013. One case, which was filed in November 2022, was a putative class action filed by an alleged sex-trafficking victim of Epstein, and the other case, which was filed in December 2022, was brought on behalf of the government of the United States Virgin Islands. In March 2023, JPMorgan Chase Bank, N.A. filed third-party complaints impleading the Firm’s former employee, James Edward Staley, into the two lawsuits, asserting claims for indemnification, contribution, breach of fiduciary duty and violation of the faithless servant doctrine. In June 2023, the Court granted the putative class’s motion for class certification and granted a preliminary approval of a settlement between the class and JPMorgan Chase Bank, N.A., pursuant to which JPMorgan Chase Bank, N.A. paid $290 million to a fund for Epstein survivors. The final settlement approval hearing is scheduled for November 9, 2023, and in connection with the hearing, certain state Attorneys General have sought to object to the victims’ releases. In September 2023, JPMorgan Chase Bank, N.A. reached a settlement totaling $75 million with the government of the United States Virgin Islands and separately reached an agreement with Staley to resolve JPMorgan Chase Bank N.A.’s affirmative claims against him, the terms of which are confidential.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. A consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration has been dismissed. In addition, a lawsuit filed by a group of individual plaintiffs asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards was dismissed in October 2023. The Firm’s settlements of putative class actions related to the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate received final court approval in November 2022, and the settlement related to Swiss franc LIBOR received final court approval in September 2023.
SEC Inquiries. The Firm is responding to requests from the SEC regarding aspects of certain advisory programs within J.P. Morgan Securities LLC, including aggregation of accounts for billing, discounting advisory fees, and selecting portfolio managers. Separately, the Firm is responding to requests from the SEC in connection with the timing of the Firm’s liquidation of shares distributed in-kind to certain investment vehicles that invest in third-party managed private funds. The Firm is cooperating with the SEC in regard to both inquires.
Securities Lending Antitrust Litigation. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Prime, Inc., and J.P. Morgan Strategic Securities Lending Corp. are named as defendants in a putative class action filed in the United States District Court for the Southern District of New York. The complaint asserts violations of federal antitrust law and New York State common law in connection with an alleged conspiracy to prevent the emergence of anonymous exchange trading for securities lending transactions. The settlement of this action by the parties has been preliminarily approved, and is subject to final court approval.
Shareholder Litigation. Several shareholder putative class actions, as well as shareholder derivative actions purporting to act on behalf of the Firm, have been filed against the Firm, its Board of Directors and certain of its current and former officers.
Certain of these shareholder suits relate to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct which were the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020, and fiduciary activities that were separately the subject of a resolution between JPMorgan Chase Bank, N.A. and the OCC in November 2020. One of these shareholder derivative suits was filed in the Supreme Court of the State of New York in May 2022, asserting breach of fiduciary duty and unjust enrichment claims relating to the historical trading practices and related conduct and fiduciary activities which were the subject of the resolutions described above. In December 2022, the court granted defendants’ motion to dismiss this action in full, and in July 2023, the plaintiff filed an appeal, which remains pending. A second shareholder derivative action was filed in the United States District Court for the Eastern District of New York in December 2022 relating to the historical trading practices and related conduct, which asserts breach of fiduciary duty and contribution claims and alleges that the shareholder is excused from making a demand to commence litigation because such a demand would have been futile. Defendants have moved to dismiss the complaint. In addition, a consolidated putative class action is pending in the United States District Court for the Eastern District of New York on behalf of shareholders who acquired shares of JPMorgan Chase common stock during the putative class period, alleging that certain SEC filings of the Firm were materially false or misleading because they did not disclose certain information relating to the historical trading practices and conduct. Defendants have moved to dismiss the amended complaint in this action.
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
Two shareholder derivative suits were filed in May and June 2023, respectively, in the United States District Court for the Southern District of New York asserting breaches of fiduciary duty and unjust enrichment based on the alleged failure of the Board of Directors and James Dimon to exercise adequate oversight with respect to the Firm’s provision of banking services to Jeffrey Epstein. These actions allege that the shareholders are excused from making a demand to commence litigation because such a demand would have been futile. These actions were consolidated, and in August 2023, the Court dismissed the consolidated action.

Trading Venues Investigations. The Firm has been responding to government inquiries regarding its processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms. The Firm is cooperating with these inquiries, has undertaken corrective actions and is committed to taking appropriate steps to remedy the deficiencies identified. Certain U.S. regulators have proposed resolving their inquiries through, among other things, the payment of a civil money penalty. The Firm is currently engaged in resolution discussions with those U.S. regulators and is considering potential implications of those resolutions. There is no assurance that such discussions will result in a resolution.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $665 million and $47 million for the three months ended September 30, 2023 and 2022, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2023 and 2022, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2022 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. In the second quarter of 2023, the Firm updated its line of business capital allocations to reflect the impact of the First Republic acquisition. Refer to Note 28 of this Form 10-Q for additional information on the First Republic acquisition and Note 32 of JPMorgan Chase’s 2022 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2023	2022		2023	2022		2023	2022	2023	2022
Noninterest revenue	$3,982	$3,712	(b)	$9,870	$9,281	(b)	$972	$836	$3,431	$3,126
Net interest income	14,380	10,569		1,860	2,644		3,059	2,212	1,574	1,413
Total net revenue	18,362	14,281		11,730	11,925		4,031	3,048	5,005	4,539
Provision for credit losses	1,446	529		(185)	513		90	618	(13)	(102)
Noninterest expense	9,105	7,983	(b)	7,443	6,682	(b)	1,375	1,180	3,138	3,028
Income/(loss) before income tax expense/(benefit)	7,811	5,769		4,472	4,730		2,566	1,250	1,880	1,613
Income tax expense/(benefit)	1,916	1,425	(b)	1,380	1,208	(b)	631	304	463	394
Net income/(loss)	$5,895	$4,344		$3,092	$3,522		$1,935	$946	$1,417	$1,219
Average equity	$55,500	$50,000		$108,000	$103,000		$30,000	$25,000	$17,000	$17,000
Total assets	626,196	500,752		1,446,231	1,384,618		300,367	247,485	249,866	232,303
ROE	41%	34%		11%	13%		25%	14%	32%	28%
Overhead ratio	50	56		63	56		34	39	63	67

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2023	2022	2023	2022	2023	2022
Noninterest revenue	$(425)	$(1,094)	$(682)	$(663)	$17,148	$15,198
Net interest income	1,983	792	(130)	(112)	22,726	17,518
Total net revenue	1,558	(302)	(812)	(775)	39,874	32,716
Provision for credit losses	46	(21)	—	—	1,384	1,537
Noninterest expense	696	305	—	—	21,757	19,178
Income/(loss) before income tax expense/(benefit)	816	(586)	(812)	(775)	16,733	12,001
Income tax expense/(benefit)	4	(292)	(812)	(775)	3,582	2,264
Net income/(loss)	$812	$(294)	$—	$—	$13,151	$9,737
Average equity	$74,298	$57,944	$—	$—	$284,798	$252,944
Total assets	1,275,673	1,408,726	NA	NA	3,898,333	3,773,884
ROE	NM	NM	NM	NM	18%	15%
Overhead ratio	NM	NM	NM	NM	55	59
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

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2023	2022		2023	2022		2023	2022	2023	2022
Noninterest revenue	$11,148	$11,417	(b)	$32,195	$28,090	(b)	$2,588	$2,607	$10,122	$9,449
Net interest income	40,903	27,604		5,654	9,414		8,942	5,522	4,610	3,711
Total net revenue	52,051	39,021		37,849	37,504		11,530	8,129	14,732	13,160
Provision for credit losses	4,710	1,968		(89)	1,017		1,604	984	160	96
Noninterest expense	25,483	23,296	(b)	21,820	20,855	(b)	3,983	3,465	9,392	8,807
Income/(loss) before income tax expense/(benefit)	21,858	13,757		16,118	15,632		5,943	3,680	5,180	4,257
Income tax expense/(benefit)	5,414	3,397	(b)	4,513	4,021	(b)	1,453	890	1,170	1,026
Net income/(loss)	$16,444	$10,360		$11,605	$11,611		$4,490	$2,790	$4,010	$3,231
Average equity	$53,962	$50,000		$108,000	$103,000		$29,341	$25,000	$16,560	$17,000
Total assets	626,196	500,752		1,446,231	1,384,618		300,367	247,485	249,866	232,303
ROE	40%	27%		14%	14%		20%	14%	32%	25%
Overhead ratio	49	60		58	56		35	43	64	67

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2023	2022	2023	2022	2023	2022
Noninterest revenue	$800	$(1,683)	$(2,539)	$(2,250)	$54,314	$47,630
Net interest income	5,461	580	(354)	(313)	65,216	46,518
Total net revenue	6,261	(1,103)	(2,893)	(2,563)	119,530	94,148
Provision for credit losses	173	36	—	—	6,558	4,101
Noninterest expense	2,008	695	—	—	62,686	57,118
Income/(loss) before income tax expense/(benefit)	4,080	(1,834)	(2,893)	(2,563)	50,286	32,929
Income tax expense/(benefit)	384	(510)	(2,893)	(2,563)	10,041	6,261
Net income/(loss)	$3,696	$(1,324)	$—	$—	$40,245	$26,668
Average equity	$70,147	$56,147	$—	$—	$278,010	$251,147
Total assets	1,275,673	1,408,726	NA	NA	3,898,333	3,773,884
ROE	NM	NM	NM	NM	19%	14%
Overhead ratio	NM	NM	NM	NM	52	61
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

Note 28 – Business combinations
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. The Firm believes that the First Republic acquisition is complementary to the Firm's existing franchises. The acquisition resulted in an estimated bargain purchase gain, which represents the excess of the estimated fair value of the net assets acquired above the purchase price.
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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. The Firm continues to progress in the settlement process with the FDIC and refine its acquisition-date fair value estimates. As a result, during the three months ended September 30, 2023, adjustments were made to the fair value of the net assets acquired, increasing the estimated bargain purchase gain by $100 million to $2.8 billion for the nine months ended September 30, 2023.
In connection with the First Republic acquisition, the Firm and the FDIC entered into two shared-loss agreements with respect to certain loans and lending-related commitments (the "shared-loss assets"): the Commercial Shared-Loss Agreement ("CSLA") and the Single-Family Shared-Loss Agreement (“SFSLA”). The CSLA covers 80% of credit losses, on a pari passu basis, over 5 years with a subsequent 3-year recovery period for certain acquired commercial loans and other real estate exposure. The SFSLA covers 80% of credit losses, on a pari passu basis, for 7 years for certain acquired loans secured by mortgages on real property or shares in cooperative property constituting a primary residence. The indemnification assets, which represent the fair value of the CSLA and SFSLA on the acquisition date, are reflected in the total assets acquired.
As part of the consideration paid, JPMorgan Chase issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note"). The Purchase Money Note bears interest at a fixed rate of 3.4% and is secured by certain of the acquired loans. The Purchase Money Note is prepayable upon notice to the holder.
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

The computation of the purchase price, the estimated fair values of the assets acquired and liabilities assumed as part of the First Republic acquisition and the related estimated bargain purchase gain are presented below, and reflect the adjustments made during the three months ended September 30, 2023 to the acquisition-date fair value of the net assets acquired.

Fair value purchase price allocation as of May 1, 2023
(in millions)
Purchase price consideration
Amounts paid/due to the FDIC, net of cash acquired(a)	$13,524
Purchase Money Note (at fair value)	48,848
Settlement of First Republic deposit and other related party transactions(b)	5,447
Contingent consideration - Shared-loss agreements	15
Purchase price consideration	$67,834

Assets
Securities	$30,285
Loans	152,482
Core deposit and customer relationship intangibles	1,455
Indemnification assets - Shared-loss agreements	675
Accounts receivable and other assets(c)	7,475
Total assets acquired	$192,372

Liabilities
Deposits	$87,572
FHLB advances	27,919
Lending-related commitments	2,589
Accounts payable and other liabilities(c)	2,758
Deferred tax liabilities	888
Total liabilities assumed	$121,726

Fair value of net assets acquired	$70,646
Estimated gain on acquisition, after income taxes	$2,812
(a)Includes $10.6 billion of cash paid to the FDIC at acquisition and $3.6 billion payable to the FDIC, less cash acquired of $680 million.
(b)Includes $447 million of securities financing transactions with First Republic Bank that were effectively settled on the acquisition date.
(c)Other assets include $1.2 billion in tax-oriented investments and $683 million of lease right-of-use assets. Other liabilities include the related tax-oriented investment liabilities of $669 million and lease liabilities of $748 million. Refer to Note 14 and Note 17 for additional information.
The issuance of the $50 billion Purchase Money Note, the effective settlement of the Firm's $5 billion deposit and $447 million of securities financing with First Republic Bank, and the $3.6 billion payable to the FDIC as part of the purchase price consideration are considered non-cash transactions.
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
Core deposit and customer relationship intangibles
Core deposit and certain wealth management customer relationship intangibles were acquired as part of the First Republic acquisition. The core deposit intangible of $1.3 billion was valued by discounting estimated after-tax cost savings over the remaining useful life of the deposits using the favorable source of funds method. The after-tax cost savings were estimated based on the difference between the cost of maintaining the core deposit base relative to the cost of next best alternative funding sources available to market participants. The customer relationship intangibles of $180 million were valued by discounting estimated after-tax earnings over their remaining useful lives using the multi-period excess earnings method. Both intangible asset valuations utilized assumptions that the Firm believes a market participant would use to estimate fair values, such as growth and attrition rates, projected fee income as well as related costs to service the relationships, and discount rates. The core deposit and customer relationship intangibles will be amortized over a projected period of future cash flows of approximately 7 years. As of September 30, 2023, the carrying values of the core deposit and customer relationship intangibles were $1.2 billion and $169 million, respectively, reflecting accumulated amortization of approximately $76 million and $11 million, respectively.
Indemnification assets - Shared-loss agreements
The indemnification assets represent forecasted recoveries from the FDIC associated with the shared-loss assets over the respective shared-loss recovery periods. The indemnification assets were recorded at fair value in other assets on the Consolidated balance sheets on the acquisition date. The fair values of the indemnification assets were estimated based on the timing of the forecasted losses underlying the related allowance for credit losses. The subsequent quarterly remeasurement of the indemnification assets is based on changes in the amount and timing of forecasted losses in the allowance for credit losses associated with the shared-loss assets and is recorded in other income. Under certain circumstances, the Firm may be required to make a payment to the FDIC upon termination of the shared-loss agreements based on the level of actual losses and recoveries on the shared-loss assets. The estimated potential future payment is reflected as contingent consideration as part of the purchase price consideration.
Purchase Money Note and FHLB advances
The Purchase Money Note is recorded in long-term debt on the Consolidated balance sheets. The fair value of the Purchase Money Note was estimated based on a discounted cash flow methodology and incorporated estimated market discount rates.
The FHLB advances assumed in the acquisition are recorded in short-term borrowings and in long-term debt. The fair values of the FHLB advances were based on a discounted cash flow methodology and considered the observed FHLB advance issuance rates.
Loans
The following table presents the unpaid principal balance ("UPB") and estimated fair values of the loans acquired as of May 1, 2023, and reflects adjustments made during the three months ended September 30, 2023 to the acquisition-date fair value of the loans acquired.

	May 1, 2023
(in millions)	UPB	Fair value
Residential real estate	$106,240	$92,053
Auto and other	3,093	2,032
Total consumer	109,333	94,085
Secured by real estate	37,117	33,602
Commercial & industrial	4,332	3,932
Other	22,599	20,863
Total wholesale	64,048	58,397
Total loans	$173,381	$152,482
Unaudited pro forma condensed combined financial information
Included in the Firm's Consolidated statements of income are noninterest revenue, net interest income and net income contributed by First Republic of $761 million, $1.5 billion and $1.1 billion, respectively, for the three months ended September 30, 2023 and $3.9 billion, $2.4 billion and $3.5 billion, respectively, for the nine months ended September 30, 2023.
The following table presents certain unaudited pro forma financial information for the three and nine months ended September 30, 2023 and 2022 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.8 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets, loans and lending-related commitments.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Noninterest revenue	$16,820	$15,655	$51,480	$51,857
Net interest income	22,726	18,648	66,808	49,618
Net income	12,902	10,354	39,500	29,533

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2023, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2023

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$456,954	$5,270	4.58%		$652,321	$3,015	1.83%
Federal funds sold and securities purchased under resale agreements	309,848	3,951	5.06		322,053	1,413	1.74
Securities borrowed	188,279	2,085	4.39		204,479	772	1.50
Trading assets – debt instruments	383,576	4,177	4.32		283,414	2,401	3.36
Taxable securities	575,028	4,513	3.11		619,517	2,696	1.73
Nontaxable securities(a)	31,565	421	5.29		27,648	300	4.30
Total investment securities	606,593	4,934	3.23	(g)	647,165	2,996	1.84	(g)
Loans	1,306,322	22,367	6.79		1,112,761	14,022	5.00
All other interest-earning assets(b)	80,156	1,902	9.42		122,756	1,104	3.57
Total interest-earning assets	3,331,728	44,686	5.32		3,344,949	25,723	3.05
Allowance for loan losses	(21,972)				(17,757)
Cash and due from banks	24,232				26,805
Trading assets – equity and other instruments	173,998				129,221
Trading assets – derivative receivables	66,972				83,950
Goodwill, MSRs and other intangible Assets	64,675				60,085
All other noninterest-earning assets	200,144				214,994
Total assets	$3,839,777				$3,842,247
Liabilities
Interest-bearing deposits	$1,694,758	$10,796	2.53%		$1,728,852	$3,159	0.73%
Federal funds purchased and securities loaned or sold under repurchase agreements	254,105	3,523	5.50		239,582	1,194	1.98
Short-term borrowings(c)	37,837	512	5.38		45,797	228	1.98
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	288,007	2,463	3.39		278,049	1,045	1.49
Beneficial interests issued by consolidated VIEs	21,890	297	5.38		11,039	62	2.24
Long-term debt	315,267	4,239	5.33		253,012	2,405	3.77
Total interest-bearing liabilities	2,611,864	21,830	3.32		2,556,331	8,093	1.26
Noninterest-bearing deposits	660,983				716,518
Trading liabilities – equity and other instruments(e)	29,508				36,985
Trading liabilities – derivative payables	46,754				56,994
All other liabilities, including the allowance for lending-related commitments	178,466				189,637
Total liabilities	3,527,575				3,556,465
Stockholders’ equity
Preferred stock	27,404				32,838
Common stockholders’ equity	284,798				252,944
Total stockholders’ equity	312,202				285,782
Total liabilities and stockholders’ equity	$3,839,777				$3,842,247
Interest rate spread			2.00%				1.79%
Net interest income and net yield on interest-earning assets		$22,856	2.72			$17,630	2.09
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
(e)The combined balance of trading liabilities – debt and equity instruments was $153.4 billion and $143.1 billion for the three months ended September 30, 2023 and 2022, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.18% and 1.80% for the three months ended September 30, 2023 and 2022, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$485,700	$15,278	4.21%		$696,096	$4,332	0.83%
Federal funds sold and securities purchased under resale agreements	316,520	10,849	4.58		307,478	2,353	1.02
Securities borrowed	190,822	5,667	3.97		209,932	858	0.55
Trading assets – debt instruments	377,829	11,862	4.20		276,464	6,234	3.01
Taxable securities	583,463	12,674	2.90		635,312	6,964	1.47
Nontaxable securities(a)	29,879	1,119	5.01		28,310	916	4.33
Total investment securities	613,342	13,793	3.01	(g)	663,622	7,880	1.59	(g)
Loans	1,225,375	60,472	6.60		1,091,663	36,339	4.45
All other interest-earning assets(b)	88,255	5,637	8.54		132,135	2,070	2.09
Total interest-earning assets	3,297,843	123,558	5.01		3,377,390	60,066	2.38
Allowance for loan losses	(20,395)				(17,127)
Cash and due from banks	25,165				27,823
Trading assets – equity and other instruments	165,292				145,712
Trading assets – derivative receivables	64,955				78,650
Goodwill, MSRs and other intangible Assets	62,701				59,005
All other noninterest-earning assets	205,295				215,203
Total assets	$3,800,856				$3,886,656
Liabilities
Interest-bearing deposits	$1,693,588	$28,024	2.21%		$1,766,672	$4,239	0.32%
Federal funds purchased and securities loaned or sold under repurchase agreements	256,717	9,727	5.07		241,019	1,752	0.97
Short-term borrowings(c)	37,308	1,361	4.88		48,159	385	1.07
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	286,324	6,807	3.18		271,891	1,707	0.84
Beneficial interests issued by consolidated VIEs	17,137	641	5.00		10,836	110	1.36
Long-term debt	286,522	11,428	5.33		251,125	5,042	2.68
Total interest-bearing liabilities	2,577,596	57,988	3.01		2,589,702	13,235	0.68
Noninterest-bearing deposits	661,086				730,816
Trading liabilities – equity and other instruments(e)	29,262				40,415
Trading liabilities – derivative payables	47,672				57,523
All other liabilities, including the allowance for lending-related commitments	179,826				183,988
Total liabilities	3,495,442				3,602,444
Stockholders’ equity
Preferred stock	27,404				33,065
Common stockholders’ equity	278,010				251,147
Total stockholders’ equity	305,414				284,212
Total liabilities and stockholders’ equity	$3,800,856				$3,886,656
Interest rate spread			2.00%				1.70%
Net interest income and net yield on interest-earning assets		$65,570	2.66			$46,831	1.85
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
(e)The combined balance of trading liabilities – debt and equity instruments was $150.2 billion and $141.2 billion for the nine months ended September 30, 2023 and 2022, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 2.96% and 1.57% for the nine months ended September 30, 2023 and 2022, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Asset Management has two high-level measures of its overall fund performance:
Percentage of active mutual fund and active ETF assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds. A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. An overall Morningstar rating is derived from a weighted average of the performance associated with a fund’s three-, five- and ten- year (if applicable) Morningstar Rating metrics. For U.S.-domiciled funds, separate star ratings are provided at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from these rankings. All ratings, the assigned peer categories and the asset values used to derive these rankings are sourced from the applicable fund rating provider. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on star ratings at the share class level for U.S.-domiciled funds, and at a “primary share class” level to represent the star rating of all other funds, except for Japan, for which Nomura provides ratings at the fund level. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.
Percentage of active mutual fund and active ETF assets under management in funds ranked in the 1st or 2nd quartile (one, three, and five years): All quartile rankings, the assigned peer categories and the asset values used to derive these rankings are sourced from the fund rating providers. Quartile rankings are based on the net-of-fee absolute return of each fund. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on fund performance and associated peer rankings at the share class level for U.S.-domiciled funds, at a “primary share class” level to represent the quartile ranking for U.K., Luxembourg and Hong Kong funds and at the fund level for all other funds. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.
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
On May 1, 2023, the Firm acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC. The Firm has included internal controls over these acquired assets and assumed liabilities in its evaluation of the effectiveness of disclosure controls and procedures. Otherwise, there was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended September 30, 2023.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2022 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
The Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2023 were as follows.

Nine months ended September 30, 2023	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	21,995,253	$133.67	$2,940	$26,693
Second quarter	16,711,299	$137.20	$2,293	$24,400
July	8,918,702	153.30	1,367	23,033
August	3,439,871	151.30	521	22,512
September	3,250,265	146.58	476	22,036
Third quarter	15,608,838	151.46	2,364	22,036
Year-to-date	54,315,390	$139.87	$7,597	$22,036
(a)Excludes excise tax and commissions cost. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Director and executive officer trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the third quarter of 2023 by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's directors and executive officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any director or executive officer during the third quarter of 2023. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any director or executive officer in the third quarter of 2023.

Name	Title	Adoption date	Duration(b)	Aggregate number of shares to be sold(c)
Ashley Bacon	Chief Risk Officer	August 4, 2023	August 4, 2023 – March 28, 2024	50% of the net issued shares received as a result of restricted stock units (“RSUs”) vesting on January 13, 2024.
Mary Erdoes	CEO, AWM	August 8, 2023	August 8, 2023 – March 28, 2024	50% of the net issued shares received as a result of RSUs vesting on January 13, 2024.
Marianne Lake(a)	Co-CEO, CCB	August 4, 2023	August 4, 2023 – March 28, 2024	50% of the net issued shares received as a result of RSUs vesting on January 13, 2024; 100% of the shares unsold from Ms. Lake's existing plan expiring on December 29, 2023 as disclosed in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
Doug Petno	CEO, CB	August 9, 2023	August 9, 2023 – March 28, 2024	50% of the net issued shares received as a result of RSUs vesting on January 13, 2024.
Jennifer Piepszak	Co-CEO, CCB	August 8, 2023	August 8, 2023 – March 28, 2024	25% of the net issued shares received as a result of RSUs vesting on January 13, 2024.
Peter Scher	Vice Chairman	August 8, 2023	August 8, 2023 – March 28, 2024	50% of the net issued shares received as a result of RSUs vesting on January 13, 2024.
(a)Transaction by trusts of which Ms. Lake is a trustee and beneficiary.
(b)Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
(c)The aggregate number of shares to be sold pursuant to each trading arrangement is dependent on the terms and conditions of, and taxes on, the applicable RSUs, and therefore, is indeterminable at this time.

Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2023 that requires disclosure under Section 219.
A client of a fund distributor, who had invested the equivalent of approximately USD 1,400 in a fund managed by a non-US subsidiary of the Firm in September 2023, was subsequently designated by the Office of Foreign Assets Control as a Specially Designated National under 31 C.F.R. Part 544. Following the identification of this designation, the client of the fund distributor fully redeemed their investment in October 2023 for the equivalent of approximately USD 1,400. The Firm did not receive a transaction fee and calculates the management fee attributable to this investment to be less than USD 0.01. The Firm does not intend to engage in such transactions in the future.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2023 and 2022, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2023 and December 31, 2022, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2023 and 2022, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 1, 2023