Form 10-Q
period 2024-03-31
JPMORGAN CHASE & CO
filed 2024-05-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2024	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of March 31, 2024: 2,871,667,879

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)
	1Q24	4Q23	3Q23	2Q23	1Q23
Selected income statement data
Total net revenue	$41,934	$38,574	$39,874	$41,307	$38,349
Total noninterest expense	22,757	24,486	21,757	20,822	20,107
Pre-provision profit(a)	19,177	14,088	18,117	20,485	18,242
Provision for credit losses	1,884	2,762	1,384	2,899	2,275
Income before income tax expense	17,293	11,326	16,733	17,586	15,967
Income tax expense	3,874	2,019	3,582	3,114	3,345
Net income	$13,419	$9,307	$13,151	$14,472	$12,622

Earnings per share data
Net income: Basic	$4.45	$3.04	$4.33	$4.76	$4.11
Diluted	4.44	3.04	4.33	4.75	4.10
Average shares: Basic	2,908.3	2,914.4	2,927.5	2,943.8	2,968.5
Diluted	2,912.8	2,919.1	2,932.1	2,948.3	2,972.7

Market and per common share data
Market capitalization	575,195	489,320	419,254	422,661	380,803
Common shares at period-end	2,871.6	2,876.6	2,891.0	2,906.1	2,922.3
Book value per share	106.81	104.45	100.30	98.11	94.34
Tangible book value per share (“TBVPS”)(a)	88.43	86.08	82.04	79.90	76.69
Cash dividends declared per share	1.15	1.05	1.05	1.00	1.00

Selected ratios and metrics
Return on common equity (“ROE”)(b)	17%	12%	18%	20%	18%
Return on tangible common equity (“ROTCE”)(a)(b)	21	15	22	25	23
Return on assets(b)	1.36	0.95	1.36	1.51	1.38
Overhead ratio	54	63	55	50	52
Loans-to-deposits ratio	54	55	55	54	47
Firm Liquidity coverage ratio (“LCR”) (average)	112	113	112	112	114
JPMorgan Chase Bank, N.A. LCR (average)	129	129	123	129	140
Common equity Tier 1 (“CET1”) capital ratio (c)(d)	15.0	15.0	14.3	13.8	13.8
Tier 1 capital ratio(c)(d)	16.4	16.6	15.9	15.4	15.4
Total capital ratio(c)(d)	18.2	18.5	17.8	17.3	17.4
Tier 1 leverage ratio(c)	7.2	7.2	7.1	6.9	6.9
Supplementary leverage ratio (“SLR”)(c)	6.1	6.1	6.0	5.8	5.9

Selected balance sheet data (period-end)
Trading assets	$754,409	$540,607	$601,993	$636,996	$578,892
Investment securities, net of allowance for credit losses	570,679	571,552	585,380	612,203	610,075
Loans	1,309,616	1,323,706	1,310,059	1,300,069	1,128,896
Total assets	4,090,727	3,875,393	3,898,333	3,868,240	3,744,305
Deposits	2,428,409	2,400,688	2,379,526	2,398,962	2,377,253
Long-term debt	395,872	391,825	362,793	364,078	295,489
Common stockholders’ equity	306,737	300,474	289,967	285,112	275,678
Total stockholders’ equity	336,637	327,878	317,371	312,516	303,082
Employees	311,921	309,926	308,669	300,066	296,877

Credit quality metrics
Allowances for credit losses	$24,695	$24,765	$24,155	$24,288	$22,774
Allowance for loan losses to total retained loans	1.77%	1.75%	1.73%	1.75%	1.85%
Nonperforming assets	$8,265	$7,597	$8,131	$7,838	$7,418
Net charge-offs	1,956	2,164	1,497	1,411	1,137
Net charge-off rate	0.62%	0.68%	0.47%	0.47%	0.43%
Since the second quarter of 2023, the results of the Firm include the impact of First Republic. Refer to Business Segment Results on page 20 and Note 26 for additional information.
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)The ratios reflect the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(d)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 38-43 for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2024.
This Quarterly Report on Form 10-Q for the first quarter of 2024 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 176-184 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 82 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $4.1 trillion in assets and $336.6 billion in stockholders’ equity as of March 31, 2024. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale businesses are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”) segments. Refer to Business Segment Results on pages 18-36 and Note 25 of this Form 10-Q, and Note 32 of JPMorgan Chase’s 2023 Form 10-K, for a description of the Firm’s business segments and the products and services they provide to their respective client bases. As a result of the organizational changes announced on January 25, 2024, the Firm will be reorganizing its business segments to reflect the manner in which the segments will be managed. The reorganization of the business segments will be effective in the second quarter of 2024. Refer to Recent events on page 52 of JPMorgan Chase's 2023 Form 10-K for additional information.
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). All references in this Form 10-Q to “excluding First Republic,” “including First Republic,” “associated with First Republic” or “attributable to First Republic” refer to excluding or including the relevant effects of the First Republic acquisition, as well as subsequent related business and activities, as applicable. Refer to Note 26 for additional information.
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-Q, is not incorporated by reference into this Form 10-Q or the Firm’s other filings with the SEC.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, this Form 10-Q and the 2023 Form 10-K should be read together and in their entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2024	2023	Change
Selected income statement data
Noninterest revenue	$18,852	$17,638	7%
Net interest income	23,082	20,711	11
Total net revenue	41,934	38,349	9
Total noninterest expense	22,757	20,107	13
Pre-provision profit	19,177	18,242	5
Provision for credit losses	1,884	2,275	(17)
Net income	13,419	12,622	6
Diluted earnings per share	4.44	4.10	8
Selected ratios and metrics
Return on common equity	17%	18%
Return on tangible common equity	21	23
Book value per share	$106.81	$94.34	13
Tangible book value per share	88.43	76.69	15
Capital ratios(a)(b)
CET1 capital	15.0%	13.8%
Tier 1 capital	16.4	15.4
Total capital	18.2	17.4
Memo:
NII excluding Markets(c)	$23,020	$20,936	10
NIR excluding Markets(c)	11,546	10,018	15
Markets(c)	7,982	8,382	(5)
Total net revenue - managed basis	$42,548	$39,336	8
As of and for the period ended March 31, 2024, the results of the Firm include the impact of First Republic. Refer to page 20 and Note 26 for additional information.
(a)The ratios reflect the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 38-43 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.

Comparisons noted in the sections below are for the first quarter of 2024 versus the first quarter of 2023, unless otherwise specified.
Firmwide overview
For the first quarter of 2024, JPMorgan Chase reported net income of $13.4 billion, up 6%, earnings per share of $4.44, ROE of 17% and ROTCE of 21%. The Firm's results included a $725 million increase to the FDIC special assessment in Corporate.
•Total net revenue was $41.9 billion, up 9%, reflecting:
–Net interest income ("NII") of $23.1 billion, up 11%, driven by the acquisition of First Republic, the impact of balance sheet mix and higher rates, as well as higher revolving balances in Card Services, partially offset by deposit margin compression, and lower average deposit balances in CCB. NII excluding Markets was $23.0 billion, up 10%.
–Noninterest revenue ("NIR") was $18.9 billion, up 7%, driven by higher asset management fees, lower net investment securities losses in Treasury and CIO, the impact of First Republic and higher investment banking fees, partially offset by lower Markets noninterest revenue.
•Noninterest expense was $22.8 billion, up 13%, driven by higher compensation expense, including an increase in employees, the impact of First Republic and the $725 million increase to the FDIC special assessment in Corporate.
•The provision for credit losses was $1.9 billion, reflecting $2.0 billion of net charge-offs. Net charge-offs increased $819 million, predominantly driven by CCB, primarily Card Services.
The prior year included net charge-offs of $1.1 billion and a $1.1 billion net addition to the allowance for credit losses.
•The total allowance for credit losses was $24.7 billion at March 31, 2024. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.77%, compared with 1.85% in the prior year.
•The Firm’s nonperforming assets totaled $8.3 billion at March 31, 2024, up 11%, driven by wholesale nonaccrual loans, which reflects downgrades in Real Estate, concentrated in Office, and the impact of First Republic. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 58-66 and pages 54-57, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 16%, predominantly driven by higher loans in CCB and CB, primarily as a result of First Republic.

•Firmwide average deposits of $2.4 trillion were up 2%, driven by:
–growth in CIB due to net issuances of structured notes as a result of client demand, and net inflows in Payments and Securities Services,
–the impact of First Republic, and
–an increase in Corporate related to the Firm's international consumer initiatives, largely offset by
–a decline in CCB and AWM as clients seek higher-yielding investments; in CCB, the decline in deposits was also driven by increased customer spending; and in CB, the decline was due to continued deposit attrition.
Refer to Liquidity Risk Management on pages 44-51 for additional information.
Selected capital and other metrics
•CET1 capital was $258 billion, and the Standardized and Advanced CET1 ratios were 15.0% and 15.3%, respectively.
•SLR was 6.1%.
•TBVPS grew 15%, ending the first quarter of 2024 at $88.43.
•As of March 31, 2024, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $823 billion and unencumbered marketable securities with a fair value of approximately $673 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 44-51 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 10-12 and pages 13-14, respectively, for a further discussion of the Firm's results, including the provision for credit losses; and Business Segment Results on page 20; and Note 5 and 26 for additional information on the FDIC special assessment and the First Republic acquisition, respectively.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four lines of business ("LOB") are presented below for the first quarter of 2024, and include the impact of First Republic, unless otherwise specified.

CCB ROE 35%
•Average deposits down 3%, or down 7% excluding First Republic; client investment assets up 46%, or up 25% excluding First Republic
•Average loans up 27%, or up 6% excluding First Republic; Card Services net charge-off rate of 3.32%
•Debit and credit card sales volume(a) up 9%
•Active mobile customers(b) up 7%

CIB ROE 18%	•#1 ranking for Global Investment Banking fees with 9.1% wallet share in 1Q24 •Markets revenue down 5%, with Fixed Income Markets down 7% and Equity Markets flat
CB ROE 24%	•Gross Investment Banking and Markets(c) revenue of $913 million, up 4% •Average loans up 17%, or up 1% excluding First Republic; average deposits flat, or down 3% excluding First Republic
AWM ROE 33%	•Assets under management ("AUM") of $3.6 trillion, up 19% •Average loans up 6%, or up 1% excluding First Republic; average deposits up 2%, or down 4% excluding First Republic
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days. Excludes First Republic.
(c)Includes gross revenues earned by the Firm that are subject to a revenue sharing arrangement between CB and the CIB for Investment Banking and Markets products sold to CB clients. This includes revenues related to fixed income and equity markets products. Refer to page 65 of the Firm’s 2023 Form 10-K for a discussion of revenue sharing.
Refer to the Business Segment Results on pages 18-36 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2024, consisting of approximately:

$655 billion	Total credit provided and capital raised (including loans and commitments)

$55 billion	Credit for consumers

$10 billion	Credit for U.S. small businesses

$575 billion	Credit and capital for corporations and non-U.S. government entities(a)

$15 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Credit and capital for corporations and non-U.S. government entities include Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On April 8, 2024, JPMorgan Chase announced that two of its directors, Timothy P. Flynn and Michael A. Neal, had decided to retire from the Board of Directors of the Firm when their terms expire.
•On April 8, 2024, Visa commenced an initial exchange offer expiring on May 3, 2024, for any and all outstanding shares of Visa Class B-1 common stock (“Visa B-1 shares”). Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (“Visa B-2 shares”) and Visa Class C common stock (“Visa C shares”) in exchange for Visa B-1 shares that are validly tendered and accepted for exchange by Visa. The Firm has tendered its 37.2 million Visa B-1 shares, and that tender is pending Visa’s acceptance. Upon acceptance by Visa of the Firm’s tender, the Visa C shares received by the Firm would be recognized at fair value, which is expected to result in a gain that may be recorded as early as the second quarter of 2024. Refer to Note 2 for additional information.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 82 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2024 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2024
•Management expects net interest income to be approximately $90 billion and net interest income excluding Markets to be approximately $89 billion, market dependent.
•Management expects adjusted expense to be approximately $91 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be less than 3.50%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17.

Business Developments
First Republic acquisition
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the FDIC, as receiver.
JPMorgan Chase’s Consolidated Financial Statements as of and for the period ended March 31, 2024 reflect the impact of First Republic. Where meaningful to the disclosure, the impact of the First Republic acquisition, as well as subsequent related business and activities, are disclosed in various sections of this Form 10-Q. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with the First Republic acquisition to align with the Firm’s businesses and operations. The Firm expects that these actions will be largely completed by the end of 2024.
Refer to Note 26 and page 20 for additional information related to First Republic.
Regulatory developments
On March 5, 2024, the Consumer Financial Protection Bureau issued a final rule that lowers the threshold at or below which large credit card issuers, including the Firm, can charge late fees to customers on a "safe harbor" basis. The final rule also eliminates an automatic annual inflation adjustment for large credit card issuers. The effective date of this rule is May 14, 2024. The Firm does not expect a material impact to Firmwide net interest income.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2024 and 2023, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 78-80 of this Form 10-Q and pages 155–158 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2024	2023	Change
Investment banking fees	$1,954	$1,649	18%
Principal transactions	6,790	7,615	(11)
Lending- and deposit-related fees	1,902	1,620	17
Asset management fees	4,146	3,465	20
Commissions and other fees	1,805	1,695	6
Investment securities losses	(366)	(868)	58
Mortgage fees and related income	275	221	24
Card income	1,218	1,234	(1)
Other income(a)(b)	1,128	1,007	12
Noninterest revenue	18,852	17,638	7
Net interest income	23,082	20,711	11
Total net revenue	$41,934	$38,349	9%
(a)    Included operating lease income of $672 million and $755 million for the three months ended March 31, 2024 and 2023, respectively.
(b)    Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments that was previously recognized in other income is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher underwriting fees that benefited from improved market conditions, and consisted of
–an increase in debt underwriting fees predominantly driven by higher industry-wide issuance in leveraged loans and high-yield bonds, as well as higher issuance in high grade bonds reflecting wallet share gains, and
–an increase in equity underwriting fees driven by IPO and convertible securities offerings, reflecting wallet share gains, partially offset by
•lower advisory fees driven by a lower number of large completed transactions.
Refer to CIB segment results on pages 24-28 and Note 5 for additional information.
Principal transactions revenue decreased, reflecting in CIB the net impact of:
•lower Fixed Income Markets revenue in Rates and Commodities, partially offset by higher revenue in Securitized Products,
•higher Equity Markets revenue in Equity Derivatives and Prime Finance, and
•lower losses of $15 million in Credit Adjustments & Other compared with losses of $153 million in the prior year.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB results on pages 24-28 and Note 5 for additional information.
Lending- and deposit-related fees increased, reflecting:
•higher lending-related revenue predominantly driven by the amortization of the purchase discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CB, and
•higher other lending- and deposit-related fees in CIB and CB.
Refer to CIB, CB and AWM segment results on pages 24-28, pages 29-31 and pages 32-34, respectively, and Note 5 for additional information.
Asset management fees increased driven by strong net inflows and higher average market levels in AWM and CCB, as well as the impact of First Republic in CCB. Refer to CCB and AWM segment results on pages 21-23 and pages 32-34, respectively, and Note 5 for additional information.
Commissions and other fees increased predominantly due to higher commissions from annuity sales in CCB and higher custody fees associated with a higher level of assets under custody in CIB. Refer to CCB and CIB Segment results on pages 21-23 and pages 24-28, respectively, and Note 5 for additional information.
Investment securities losses reflected lower net losses on sales of U.S. GSE, government agency MBS and U.S. Treasuries associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate segment results on pages 35-36 and Note 9 for additional information.
Mortgage fees and related income increased in Home Lending, reflecting higher production revenue, which included the impact of First Republic. Refer to CCB segment results on pages 21-23 and Notes 5 and 14 for additional information.
Card income decreased due to an increase in new account origination costs, largely offset by higher annual fees, reflecting continued growth in the portfolio, in CCB.
Refer to CCB and CB segment results on pages 21-23 and page 29, respectively, and Note 5 for additional information.

Other income increased predominantly driven by the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income now being recognized in income tax expense.
The prior year included net valuation gains in AWM, including $339 million on the original minority interest in China International Fund Management (“CIFM”).
Refer to AWM segment results on pages 32-34 for additional information on CIFM; Notes 1, 5 and 13 for additional information on the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance.
Net interest income increased, driven by the acquisition of First Republic, the impact of balance sheet mix and higher rates, as well as higher revolving balances in Card Services, partially offset by deposit margin compression reflecting higher rates paid across the LOBs, and lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.4 trillion, up $229 billion, and the yield was 5.55%, up 87 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.71%, an increase of 8 bps. The net yield excluding Markets was 3.83%, up 3 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 175 for further information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of net yield excluding Markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2024	2023	Change
Consumer, excluding credit card	$77	$248	(69)%
Credit card	1,837	1,222	50
Total consumer	1,914	1,470	30
Wholesale	(56)	804	NM
Investment securities	26	1	NM
Total provision for credit losses	$1,884	$2,275	(17)%
Quarterly results
The provision for credit losses was $1.9 billion, reflecting $2.0 billion of net charge-offs, an increase of $819 million, predominantly driven by Card Services, as the portfolio continued to normalize.
The allowance for credit losses was relatively flat, reflecting:
•a net reduction in the allowance of $142 million in wholesale, which included a net addition to the allowance for credit losses associated with net downgrade activity, largely in Real Estate, primarily in CB, which was more than offset by the net impact of changes in the loan and lending-related commitment portfolios, as well as updates to certain macroeconomic variables, and
•a net addition of $44 million in consumer, consisting of $153 million in Card Services, predominantly offset by a $125 million net reduction in Home Lending.
The provision in the prior year was $2.3 billion, reflecting a $1.1 billion net addition to the allowance for credit losses and net charge-offs of $1.1 billion.
Refer to CCB segment results on pages 21-23, CIB on pages 24-28, CB on pages 29-31, AWM on pages 32-34, Corporate on pages 35-36; Allowance for Credit Losses on pages 67-69; Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended March 31,
	2024		2023	Change
Compensation expense	$13,118		$11,676	12%
Noncompensation expense:
Occupancy	1,211		1,115	9
Technology, communications and equipment(a)	2,421		2,184	11
Professional and outside services	2,548		2,448	4
Marketing	1,160		1,045	11
Other expense(b)	2,299		1,639	40
Total noncompensation expense	9,639	(c)	8,431	14
Total noninterest expense	$22,757		$20,107	13%
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal (benefit)/expense of $(72) million and $176 million for the three months ended March 31, 2024 and 2023, respectively; as well as FDIC-related expense of $973 million and $317 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 5 for additional information.
(c)Included the impact of First Republic of $454 million for the three months ended March 31, 2024. Refer to Business Segment Results on page 20 for additional information.
Quarterly results
Compensation expense increased driven by:
•an increase in employees, primarily in front office and technology,
•the impact of First Republic, predominantly in CCB and Corporate, and
•higher volume- and revenue-related compensation, predominantly in CCB and AWM.
Noncompensation expense increased as a result of:
•the $725 million increase to the FDIC special assessment in Corporate,
•the impact of First Republic in CCB and Corporate, and
•higher investments in technology and marketing in CCB,
partially offset by
•lower legal expense in CIB.
Refer to Business Segment Results on page 20 and Note 26 for additional information on First Republic; Note 5 for additional information on other expense.

Income tax expense
(in millions)	Three months ended March 31,
	2024		2023	Change
Income before income tax expense	$17,293		$15,967	8%
Income tax expense	3,874	(a)	3,345	16
Effective tax rate	22.4%		20.9%
(a)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
Quarterly results
The effective tax rate increased driven by:
•the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in an increase to income tax expense of approximately $450 million, partially offset by
•higher benefits related to the vesting of employee share-based awards in the current period as a result of the Firm's higher share price.
The prior year included tax benefits from changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2024 and December 31, 2023. Refer to pages 155–158 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	March 31, 2024	December 31, 2023	Change
Assets
Cash and due from banks	$22,750	$29,066	(22)%
Deposits with banks	539,366	595,085	(9)
Federal funds sold and securities purchased under resale agreements	330,559	276,152	20
Securities borrowed	198,336	200,436	(1)
Trading assets	754,409	540,607	40
Available-for-sale securities	236,152	201,704	17
Held-to-maturity securities	334,527	369,848	(10)
Investment securities, net of allowance for credit losses	570,679	571,552	—
Loans	1,309,616	1,323,706	(1)
Allowance for loan losses	(22,351)	(22,420)	—
Loans, net of allowance for loan losses	1,287,265	1,301,286	(1)
Accrued interest and accounts receivable	129,823	107,363	21
Premises and equipment	30,279	30,157	—
Goodwill, MSRs and other intangible assets	64,374	64,381	—
Other assets	162,887	159,308	2
Total assets	$4,090,727	$3,875,393	6%
Cash and due from banks and deposits with banks decreased driven by CIB Markets activities and cash deployment in Treasury and CIO.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher demand for securities to cover short positions, as well as when compared with seasonally lower levels at year-end. Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to:
•higher levels of equity and debt instruments in Markets, reflecting strong client-driven market-making activities, and when compared with seasonally lower levels at year-end, and to a lesser extent
•higher short-term cash deployment in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.
Investment securities was relatively flat, reflecting:
•lower HTM securities as a result of maturities and paydowns, and
•higher available-for-sale ("AFS") securities, reflecting net purchases, partially offset by maturities and paydowns.
Refer to Corporate segment results on pages 35-36, Investment Portfolio Risk Management on page 70, and Notes 2 and 9 for additional information.

Loans decreased, reflecting:
•a reduction in Card Services due to the impact of seasonality,
•a decline in Home Lending as sales outpaced originations, and
•lower wholesale loans in AWM due to paydowns.
The allowance for loan losses was relatively flat, reflecting:
•a net reduction of $92 million in wholesale, which included a net addition to the allowance associated with net downgrade activity, largely in Real Estate, primarily in CB, which was more than offset by the impact of changes in the loan portfolios as well as updates to certain macroeconomic variables, and
•a net addition of $23 million in consumer, consisting of $153 million in Card Services, predominantly offset by a $146 million net reduction in Home Lending.
There was also a $58 million net reduction in the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 10-12 and pages 52-70, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses; and Business Segment Results on page 20 and Note 26 for additional information on the First Republic acquisition.

Accrued interest and accounts receivable increased predominantly driven by higher client receivables related to client-driven activities in Markets.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information on goodwill, mortgage servicing rights and other intangible assets.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2024	December 31, 2023	Change
Liabilities
Deposits	$2,428,409	$2,400,688	1%
Federal funds purchased and securities loaned or sold under repurchase agreements	325,670	216,535	50
Short-term borrowings	46,268	44,712	3
Trading liabilities	228,327	180,428	27
Accounts payable and other liabilities	301,469	290,307	4
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	28,075	23,020	22
Long-term debt	395,872	391,825	1
Total liabilities	3,754,090	3,547,515	6
Stockholders’ equity	336,637	327,878	3
Total liabilities and stockholders’ equity	$4,090,727	$3,875,393	6%
Deposits increased, reflecting the net impact of:
•higher balances in CIB, driven by net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB due to new accounts and seasonal inflows, largely offset by a decline in deposits in existing accounts due to migration into higher-yielding investments,
•a decrease in AWM due to continued migration into higher-yielding investments, partially offset by an increase in deposits in existing accounts due to a change in product offerings associated with First Republic, and
•a decrease in CB primarily due to seasonal outflows and continued deposit attrition, largely offset by the realignment of additional clients associated with First Republic from CCB to CB that began in the fourth quarter of 2023.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
Refer to Liquidity Risk Management on pages 44-51 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 15 for deposits and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements; Business Segment Results on page 20 and Note 26 for additional information on the First Republic acquisition.

Trading liabilities increased due to higher levels of short positions in debt instruments in Fixed Income Markets, reflecting client-driven market-making activities, and when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased predominantly due to higher client payables related to client-driven activities in Markets.
Beneficial interests issued by consolidated VIEs increased driven by:
•higher levels of Firm-administered multi-seller conduit commercial paper held by third parties in CIB, reflecting changes in the Firm’s short-term liquidity management, and
•the issuance of credit card securitizations in Treasury and CIO.
Refer to Liquidity Risk Management on pages 44-51 and Notes 13 and 22 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by issuances in Treasury and CIO, predominantly offset by maturities. Refer to Liquidity Risk Management on pages 44-51; and Note 26 for additional information on the First Republic acquisition.
Stockholders’ equity: refer to Consolidated statements of changes in stockholders’ equity on page 86, Capital Actions on page 42, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2024 and 2023.

(in millions)	Three months ended March 31,
	2024	2023
Net cash provided by/(used in)
Operating activities	$(154,158)	$(111,241)
Investing activities	(43,379)	23,794
Financing activities	141,168	64,557
Effect of exchange rate changes on cash	(5,666)	1,656
Net decrease in cash and due from banks and deposits with banks	$(62,035)	$(21,234)
Operating activities
•In 2024, cash used resulted from higher trading assets and higher accrued interest and accounts receivable, partially offset by higher trading liabilities, accounts payable and other liabilities, and lower other assets.
•In 2023, cash used resulted from higher trading assets and lower accounts payable and other liabilities, partially offset by lower other assets and accrued interest and accounts receivable.
Investing activities
•In 2024, cash used resulted from higher securities purchased under resale agreements, partially offset by proceeds from sales and securitizations of loans held-for-investment.
•In 2023, cash provided primarily reflected net proceeds from investment securities.
Financing activities
•In 2024, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, net proceeds from long- and short-term borrowings and proceeds from the issuance of preferred stock.
•In 2023, cash provided reflected higher securities loaned or sold under repurchase agreements and deposits, partially offset by net payments on long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 13-14, Capital Risk Management on pages 38-43, and Liquidity Risk Management on pages 44-51, and the Consolidated Statements of Cash Flows on page 87 of this Form 10-Q, and pages 102–109 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 83-87.
In addition to analyzing the Firm’s results on a reported basis, the Firm also reviews and uses certain non-GAAP financial measures at the Firmwide and segment level. These non-GAAP measures include:
•Firmwide “managed” basis results, including the overhead ratio, which include certain reclassifications to present total net revenue from investments that receive tax credits and tax-exempt securities on a basis comparable to taxable investments and securities (“FTE” basis). The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the LOBs;
•Pre-provision profit, which represents total net revenue less total noninterest expense;
•Net interest income, net yield, and noninterest revenue excluding Markets;
•TCE, ROTCE, and TBVPS;
•Adjusted expense, which represents noninterest expense excluding Firmwide legal expense; and
•Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 62–64 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2024					2023
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$1,128	(a)	$493	(a)	$1,621	$1,007	$867	$1,874
Total noninterest revenue	18,852		493		19,345	17,638	867	18,505
Net interest income	23,082		121		23,203	20,711	120	20,831
Total net revenue	41,934		614		42,548	38,349	987	39,336
Total noninterest expense	22,757		NA		22,757	20,107	NA	20,107
Pre-provision profit	19,177		614		19,791	18,242	987	19,229
Provision for credit losses	1,884		NA		1,884	2,275	NA	2,275
Income before income tax expense	17,293		614		17,907	15,967	987	16,954
Income tax expense	3,874	(a)	614	(a)	4,488	3,345	987	4,332
Net income	$13,419		NA		$13,419	$12,622	NA	$12,622

Overhead ratio	54%		NM		53%	52%	NM	51%
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
(b)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended March 31,
	2024	2023	Change
Net interest income – reported	$23,082	$20,711	11%
Fully taxable-equivalent adjustments	121	120	1
Net interest income – managed basis(a)	$23,203	$20,831	11
Less: Markets net interest income(b)	183	(105)	NM
Net interest income excluding Markets(a)	$23,020	$20,936	10

Average interest-earning assets	$3,445,515	$3,216,757	7
Less: Average Markets interest-earning assets(b)	1,031,075	982,572	5
Average interest-earning assets excluding Markets	$2,414,440	$2,234,185	8

Net yield on average interest-earning assets – managed basis	2.71%	2.63%
Net yield on average Markets interest-earning assets(b)	0.07	(0.04)
Net yield on average interest-earning assets excluding Markets	3.83%	3.80%

Noninterest revenue – reported(c)	$18,852	$17,638	7
Fully taxable-equivalent adjustments(c)	493	867	(43)
Noninterest revenue – managed basis	$19,345	$18,505	5
Less: Markets noninterest revenue(b)	7,799	8,487	(8)
Noninterest revenue excluding Markets	$11,546	$10,018	15

Memo: Total Markets net revenue(b)	$7,982	$8,382	(5)
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 27 for further information on Markets.
(c)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2024	Dec 31, 2023	Three months ended March 31,
			2024	2023
Common stockholders’ equity	$306,737	$300,474	$300,277	$271,197
Less: Goodwill	52,636	52,634	52,614	51,716
Less: Other intangible assets	3,133	3,225	3,157	1,296
Add: Certain deferred tax liabilities(a)	2,981	2,996	2,988	2,549
Tangible common equity	$253,949	$247,611	$247,494	$220,734

Return on tangible common equity	NA	NA	21%	23%
Tangible book value per share	$88.43	$86.08	NA	NA
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
As a result of the organizational changes announced on January 25, 2024, the Firm will be reorganizing its business segments to reflect the manner in which the segments will be managed. The reorganization of the business segments will be effective in the second quarter of 2024. Refer to Recent events on page 52 of JPMorgan Chase's 2023 Form 10-K for additional information.
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
Revenue sharing
When business segments or businesses within each segment join efforts to sell products and services to the Firm’s clients and customers, the participating businesses may agree to share revenue from those transactions. Revenue is generally recognized in the segment responsible for the related product or service, with allocations to the other segments/businesses involved in the transaction. The segment and business results reflect these revenue-sharing agreements.

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
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 71-76 for additional information.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 41, and page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–85 and Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$17,653	$16,456	7%	$13,633	$13,600	—%	$3,951	$3,511	13%
Total noninterest expense	9,297	8,065	15	7,218	7,483	(4)	1,506	1,308	15
Pre-provision profit/(loss)	8,356	8,391	—	6,415	6,117	5	2,445	2,203	11
Provision for credit losses	1,913	1,402	36	32	58	(45)	(31)	417	NM
Net income/(loss)	4,831	5,243	(8)	4,753	4,421	8	1,869	1,347	39
Return on equity (“ROE”)	35%	40%		18%	16%		24%	18%

Three months ended March 31,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$5,109	$4,784	7%	$2,202	$985	124%	$42,548	$39,336	8%
Total noninterest expense	3,460	3,091	12	1,276	160	NM	22,757	20,107	13
Pre-provision profit/(loss)	1,649	1,693	(3)	926	825	12	19,791	19,229	3
Provision for credit losses	(57)	28	NM	27	370	(93)	1,884	2,275	(17)
Net income/(loss)	1,290	1,367	(6)	676	244	177	13,419	12,622	6
ROE	33%	34%		NM	NM		17%	18%
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
Selected metrics - Wealth Management

Three months ended March 31,	2024	2023
Client assets (in billions)(a)	$3,360	$2,594
Number of client advisors	9,107	8,314
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

Selected metrics - J.P. Morgan Payments

(in millions, except where otherwise noted)	Three months ended March 31,
	2024	2023
Total net revenue(a)	$4,465	$4,458
Merchant processing volume (in billions)	604	559
Average deposits (in billions)	732	707
(a)Includes certain revenues that are reported as investment banking product revenue in CB, and excludes the net impact of equity investments.

Segment information related to First Republic
The following table presents selected impacts to CCB, CB, AWM and Corporate associated with First Republic as of or for the three months ended March 31, 2024.

	As of or for the three months ended March 31, 2024
(in millions)	Consumer & Community Banking	Commercial Banking	Asset & Wealth Management	Corporate		Total
Selected Income Statement Data
Revenue
Asset management fees	$133	$—	$—	$—		$133
All other income	146	54	69	(87)	(a)	182
Noninterest revenue	279	54	69	(87)		315
Net interest income	752	298	298	—		1,348
Total net revenue	1,031	352	367	(87)		1,663

Provision for credit losses	(9)	4	(26)	—		(31)
Noninterest expense	518	28	33	227		806
Net income	395	243	272	(242)		668

Selected Balance Sheet Data (period-end)
Loans	$93,565	$38,126	$10,188	$—		$141,879
Deposits	40,525	8,343	14,904	—		63,772
(a)For the three months ended March 31, 2024, reflects measurement period adjustments, which reduced the estimated bargain purchase gain by $(16) million. Refer to Note 26 for additional information.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three months ended March 31, 2024 and 2023, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 68-71 of JPMorgan Chase's 2023 Form 10-K and Line of Business Metrics on page 182 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2024		2023	Change
Revenue
Lending- and deposit-related fees	$822		$823	—%
Asset management fees	947	(d)	676	40
Mortgage fees and related income	274		223	23
Card income	682		739	(8)
All other income(a)	1,220	(d)	1,162	5
Noninterest revenue	3,945		3,623	9
Net interest income	13,708	(d)	12,833	7
Total net revenue	17,653		16,456	7

Provision for credit losses	1,913	(d)	1,402	36

Noninterest expense
Compensation expense	4,229		3,545	19
Noncompensation expense(b)	5,068		4,520	12
Total noninterest expense	9,297	(d)	8,065	15
Income before income tax expense	6,443		6,989	(8)
Income tax expense	1,612		1,746	(8)
Net income	$4,831		$5,243	(8)

Revenue by business
Banking & Wealth Management	$10,324	(e)	$10,041	3
Home Lending	1,186	(e)	720	65
Card Services & Auto	6,143		5,695	8

Mortgage fees and related income details:
Production revenue	130		75	73
Net mortgage servicing revenue(c)	144		148	(3)
Mortgage fees and related income	$274		$223	23%

Financial ratios
Return on equity	35%		40%
Overhead ratio	53		49
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $665 million and $741 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Included depreciation expense on leased assets of $427 million and $407 million for the three months ended March 31, 2024 and 2023, respectively.
(c)Included MSR risk management results of $(1) million and $(12) million for the three months ended March 31, 2024 and 2023, respectively.
(d)Includes First Republic. Refer to page 20 for additional information.
(e)Banking & Wealth Management and Home Lending included revenue associated with First Republic of $639 million and $392 million, respectively, for the three months ended March 31, 2024.

Quarterly results
Net income was $4.8 billion, down 8%.
Net revenue was $17.7 billion, up 7%.
Net interest income was $13.7 billion, up 7%, driven by:
•higher Card Services NII, reflecting an increase in revolving balances, and
•the impact of First Republic in Home Lending,
partially offset by
•deposit margin compression, reflecting higher rates paid and lower average deposits in Banking & Wealth Management ("BWM").
Noninterest revenue was $3.9 billion, up 9%, driven by:
•higher asset management fees reflecting higher average market levels, strong net inflows and the impact of First Republic, as well as other service fees associated with First Republic, and higher commissions from annuity sales in BWM, and
•higher production revenue in Home Lending, which included the impact of First Republic, partially offset by
•lower auto operating lease income, and
•lower card income driven by an increase in new account origination costs, largely offset by higher annual fees, reflecting continued growth in the portfolio. Net interchange income was relatively flat as the impact of increased debit and credit card sales volume was offset by higher reward costs and partner payments.
Refer to Note 5 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 78-80 for credit card rewards liability.
Noninterest expense was $9.3 billion, up 15%, reflecting:
•higher compensation expense, predominantly driven by an increase in employees, including the impact of First Republic and in technology, as well as higher revenue-related compensation, primarily for bankers and advisors, and
•higher noncompensation expense, largely driven by the impact of First Republic and investments in marketing and technology.
Refer to Business Segment Results on page 20 and Note 26 for additional information on the First Republic acquisition.
The provision for credit losses was $1.9 billion, reflecting:
•net charge-offs of $1.9 billion, up $827 million, including $766 million in Card Services, reflecting continued portfolio normalization, and $50 million in Auto, driven by a decline in used vehicle valuations, and

•a $34 million net addition to the allowance for credit losses, consisting of:
–$153 million in Card Services, primarily due to seasoning of newer vintages, largely offset by reduced borrower uncertainty, and
–a $125 million net reduction in Home Lending, primarily due to improvements in the outlook for home prices.
The provision in the prior year was $1.4 billion, reflecting net charge-offs of $1.1 billion and a $350 million net addition to the allowance for credit losses, predominantly in Card Services.
Refer to Credit and Investment Risk Management on pages 52-70 and Allowance for Credit Losses on pages 67-69 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except employees)	2024		2023	Change
Selected balance sheet data (period-end)
Total assets	$629,122		$506,382	24%
Loans:
Banking & Wealth Management	31,266	(c)	28,038	12
Home Lending(a)	254,243	(c)	172,058	48
Card Services	206,823		180,079	15
Auto	76,508		69,556	10
Total loans	568,840		449,731	26
Deposits	1,105,583	(d)	1,147,474	(4)
Equity	54,500		52,000	5
Selected balance sheet data (average)
Total assets	$627,862		$506,775	24
Loans:
Banking & Wealth Management	31,241	(e)	28,504	10
Home Lending(b)	257,866	(e)	172,124	50
Card Services	204,701		180,451	13
Auto	77,268		68,744	12
Total loans	571,076		449,823	27
Deposits	1,079,243	(f)	1,112,967	(3)
Equity	54,500		52,000	5

Employees	142,758		135,983	5%
(a)At March 31, 2024 and 2023, Home Lending loans held-for-sale and loans at fair value were $4.8 billion and $4.2 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $4.7 billion and $3.5 billion for the three months ended March 31, 2024 and 2023, respectively.
(c)At March 31, 2024, included $3.9 billion and $89.7 billion for Banking & Wealth Management and Home Lending, respectively, associated with First Republic.
(d)Includes First Republic.
(e)Average Banking & Wealth Management and Home Lending loans associated with First Republic were $4.0 billion and $90.2 billion, respectively, for the three months ended March 31, 2024.
(f)Included $40.6 billion associated with First Republic for the three months ended March 31, 2024.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2024	2023	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,647	$3,835	(5)%
Net charge-offs/(recoveries)
Banking & Wealth Management	79	79	—
Home Lending	(7)	(18)	61
Card Services	1,688	922	83
Auto	119	69	72
Total net charge-offs/(recoveries)	$1,879	$1,052	79
Net charge-off/(recovery) rate
Banking & Wealth Management	1.02%	1.12%
Home Lending	(0.01)	(0.04)
Card Services	3.32	2.07
Auto	0.62	0.41
Total net charge-off/(recovery) rate	1.33%	0.96%
30+ day delinquency rate
Home Lending(b)	0.70%	0.81%
Card Services	2.23	1.68
Auto	1.03	0.90
90+ day delinquency rate - Card Services	1.16%	0.83%
Allowance for loan losses
Banking & Wealth Management	$706	$720	(2)
Home Lending	432 (c)	427	1
Card Services	12,606	11,400	11
Auto	742	716	4
Total allowance for loan losses	$14,486	$13,263 (d)	9%
(a)At March 31, 2024 and 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $107 million and $164 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At March 31, 2024 and 2023, excluded mortgage loans insured by U.S. government agencies of $147 million and $219 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Includes First Republic.
(d)On January 1, 2023, the Firm adopted changes to the TDR accounting guidance. The adoption of this guidance resulted in a net decrease in the allowance for loan losses of $591 million, driven by residential real estate and credit card. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K for further information.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2024		2023	Change
Business Metrics
Number of branches	4,907		4,784	3%
Active digital customers (in thousands)(a)	68,496	(f)	64,998	5
Active mobile customers (in thousands)(b)	54,674	(f)	50,933	7
Debit and credit card sales volume	$420.7		$387.3	9
Total payments transaction volume (in trillions)(c)	1.5	(f)	1.4	7

Banking & Wealth Management
Average deposits	$1,065.6	(g)	$1,098.5	(3)
Deposit margin	2.71%		2.78%
Business Banking average loans	$19.4		$19.9	(2)
Business banking origination volume	1.1		1.0	10
Client investment assets(d)	1,010.3		690.8	46
Number of client advisors	5,571		5,125	9

Home Lending
Mortgage origination volume by channel
Retail	$4.4	(h)	$3.6	22
Correspondent	2.2		2.1	5
Total mortgage origination volume(e)	$6.6		$5.7	16

Third-party mortgage loans serviced (period-end)	$626.2		$575.9	9
MSR carrying value (period-end)	8.6		7.7	12

Card Services
Sales volume, excluding commercial card	$291.0		$266.2	9
Net revenue rate	10.09%		10.38%
Net yield on average loans	9.90		9.89

Auto
Loan and lease origination volume	$8.9		$9.2	(3)
Average auto operating lease assets	10.4		11.5	(10)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 32-34 for additional information. At March 31, 2024, included $146.6 billion of client investment assets associated with First Republic.
(e)Firmwide mortgage origination volume was $7.6 billion and $6.8 billion for the three months ended March 31, 2024 and 2023, respectively.
(f)Excludes First Republic.
(g)Included $40.6 billion for the three months ended March 31, 2024, associated with First Republic.
(h)Included $304 million for the three months ended March 31, 2024, associated with First Republic.

CORPORATE & INVESTMENT BANK
Refer to pages 72–77 of JPMorgan Chase’s 2023 Form 10-K and Line of Business Metrics on page 182 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2024	2023	Change
Revenue
Investment banking fees (a)	$2,001	$1,654	21%
Principal transactions	6,639	7,408	(10)
Lending- and deposit-related fees	642	539	19
Commissions and other fees	1,248	1,234	1
Card income	326	315	3
All other income	380	373	2
Noninterest revenue	11,236	11,523	(2)
Net interest income	2,397	2,077	15
Total net revenue(b)	13,633	13,600	—
Provision for credit losses	32	58	(45)

Noninterest expense
Compensation expense	4,090	4,085	—
Noncompensation expense	3,128	3,398	(8)
Total noninterest expense	7,218	7,483	(4)
Income before income tax expense	6,383	6,059	5
Income tax expense	1,630	1,638	—
Net income	$4,753	$4,421	8%
Financial ratios
Return on equity	18%	16%
Overhead ratio	53	55
Compensation expense as percentage of total net revenue	30	30

(a)Includes CB's share of revenue from investment banking products sold to CB clients through the CIB that is subject to a revenue sharing arrangement which is reported as a reduction in All other income.
(b)Includes tax-equivalent adjustments, predominantly due to income tax credits, amortization of the cost of investments and other tax benefits related to alternative energy investments and affordable housing projects; and income from tax-exempt securities of $471 million and $839 million for the three months ended March 31, 2024 and 2023, respectively. Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance under the modified retrospective method, thereby lowering the amount of tax-equivalent adjustments associated with the alternative energy investments. Refer to Note 1, 5 and 13 for additional information.

Selected income statement data
	Three months ended March 31,
(in millions)	2024	2023	Change
Revenue by business
Investment Banking	$1,986	$1,560	27%
Payments	2,367	2,396	(1)
Lending	130	267	(51)
Total Banking	4,483	4,223	6
Fixed Income Markets	5,297	5,699	(7)
Equity Markets	2,685	2,683	—
Securities Services	1,183	1,148	3
Credit Adjustments & Other(a)	(15)	(153)	90
Total Markets & Securities Services	9,150	9,377	(2)
Total net revenue	$13,633	$13,600	—%
(a)Consists primarily of centrally managed credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) on derivatives, other valuation adjustments, and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Refer to Notes 2, 3 and 19 for
additional information.
Quarterly results
Net income was $4.8 billion, up 8%.
Net revenue was $13.6 billion, relatively flat when compared to the prior year.
Banking revenue was $4.5 billion, up 6%.
•Investment Banking revenue was $2.0 billion, up 27%, predominantly driven by higher Investment Banking fees, up 21%, reflecting higher debt and equity underwriting fees, partially offset by lower advisory fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $1.0 billion, up 58%, predominantly driven by higher industry-wide issuance in leveraged loans and high-yield bonds, as well as higher issuance in high grade bonds reflecting wallet share gains.
–Equity underwriting fees were $355 million, up 51%, driven by IPO and convertible securities offerings, reflecting wallet share gains.
–Advisory fees were $598 million, down 21%, driven by a lower number of large completed transactions.
•Payments revenue was $2.4 billion, down 1%. Excluding the net impact of equity investments, revenue was down 2%, driven by deposit margin compression reflecting higher rates paid and higher deposit-related client credits, largely offset by fee growth and higher average deposits.
•Lending revenue was $130 million, down 51%, and included $264 million of fair value losses on credit protection purchased against certain retained loans and lending-related commitments.

Markets & Securities Services revenue was $9.2 billion, down 2%. Markets revenue was $8.0 billion, down 5%.
•Fixed Income Markets revenue was $5.3 billion, down 7%, driven by lower revenues in Rates and Commodities compared with a strong prior year, partially offset by higher revenue in Securitized Products.
•Equity Markets revenue was $2.7 billion, relatively flat compared to the prior year.
•Securities Services revenue was $1.2 billion, up 3%, driven by higher market levels and average deposits.
•Credit Adjustments & Other was a loss of $15 million, compared with a loss of $153 million in the prior year.
Noninterest expense was $7.2 billion, down 4%, predominantly driven by lower legal expense.
The provision for credit losses was $32 million, reflecting a $30 million net addition to the allowance for credit losses.
The provision in the prior year was $58 million, predominantly driven by net charge-offs.
Refer to Credit and Investment Risk Management on pages 52-70 and Allowance for Credit Losses on pages 67-69 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
(in millions, except employees)	As of or for the three months ended March 31,
	2024	2023	Change
Selected balance sheet data (period-end)
Total assets	$1,594,901	$1,436,237	11%
Loans:
Loans retained(a)	194,299	187,133	4
Loans held-for-sale and loans at fair value(b)	40,466	38,335	6
Total loans	234,765	225,468	4
Equity	102,000	108,000	(6)
Selected balance sheet data (average)
Total assets	$1,492,897	$1,429,662	4
Trading assets-debt and equity instruments	580,753	488,767	19
Trading assets-derivative receivables	57,239	64,016	(11)
Loans:
Loans retained(a)	$192,857	$185,572	4
Loans held-for-sale and loans at fair value(b)	42,321	42,569	(1)
Total loans	$235,178	$228,141	3
Deposits	780,073	699,586	12
Equity	102,000	108,000	(6)
Employees	74,367	74,352	—%
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2024	2023	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$2	$50	(96)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$929	$832	12
Nonaccrual loans held-for-sale and loans at fair value(b)	1,080	808	34
Total nonaccrual loans	2,009	1,640	23
Derivative receivables	293	291	1
Assets acquired in loan satisfactions	109	86	27
Total nonperforming assets	$2,411	$2,017	20
Allowance for credit losses:
Allowance for loan losses	$2,291	$2,454	(7)
Allowance for lending-related commitments	1,077	1,301	(17)
Total allowance for credit losses	$3,368	$3,755	(10)%
Net charge-off/(recovery) rate(c)	—%	0.11%
Allowance for loan losses to period-end loans retained	1.18	1.31
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.65	1.81
Allowance for loan losses to nonaccrual loans retained(a)	247	295
Nonaccrual loans to total period-end loans	0.86%	0.73%
(a)Allowance for loan losses of $126 million and $153 million were held against these nonaccrual loans at March 31, 2024 and 2023, respectively.
(b)At March 31, 2024 and 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $50 million and $99 million, respectively. These amounts have been excluded based upon the government guarantee.
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

Investment banking fees
	Three months ended March 31,
(in millions)	2024	2023	Change
Advisory	$598	$756	(21)%
Equity underwriting	355	235	51
Debt underwriting(a)	1,048	663	58
Total investment banking fees	$2,001	$1,654	21%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2023
	2024		2023
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.5%	# 2	9.4%	# 2	9.2%
U.S.	2	9.8	2	11.8	2	11.1
Equity and equity-related(c)
Global	2	9.3	2	6.5	1	7.7
U.S.	1	12.7	1	12.7	1	14.4
Long-term debt(d)
Global	1	7.8	1	6.5	1	7.1
U.S.	1	10.6	2	9.6	1	10.9
Loan syndications
Global	1	11.7	1	12.1	1	12.0
U.S.	1	13.9	1	16.7	1	15.1
Global investment banking fees(e)	# 1	9.1%	# 1	8.3%	# 1	8.7%
(a)Source: Dealogic as of April 1, 2024. Reflects the ranking of revenue wallet and market share.
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
Markets revenue
The following table summarizes selected income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets generally occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 75 of JPMorgan Chase’s 2023 Form 10-K for further information.
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2024			2023
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,803	$3,814	$6,617	$4,398	$3,029	$7,427
Lending- and deposit-related fees	122	18	140	70	7	77
Commissions and other fees	159	514	673	144	522	666
All other income	392	(23)	369	331	(14)	317
Noninterest revenue	3,476	4,323	7,799	4,943	3,544	8,487
Net interest income(a)	1,821	(1,638)	183	756	(861)	(105)
Total net revenue	$5,297	$2,685	$7,982	$5,699	$2,683	$8,382
(a)The decline in Equity Markets net interest income was driven by higher funding costs.

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2024	2023	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,739	$14,660	7%
Equity	13,908	11,320	23
Other(a)	4,338	3,745	16
Total AUC	$33,985	$29,725	14
Merchant processing volume (in billions)(b)	$604	$559	8
Client deposits and other third-party liabilities (average)(c)	$665,868	$633,729	5%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents Firmwide merchant processing volume.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,981	$4,268	(7)%
Asia-Pacific	2,068	2,133	(3)
Latin America/Caribbean	708	562	26
Total international net revenue	6,757	6,963	(3)
North America	6,876	6,637	4
Total net revenue	$13,633	$13,600	—

Loans retained (period-end)(a)
Europe/Middle East/Africa	$42,182	$38,568	9
Asia-Pacific	14,296	14,633	(2)
Latin America/Caribbean	7,632	8,070	(5)
Total international loans	64,110	61,271	5
North America	130,189	125,862	3
Total loans retained	$194,299	$187,133	4

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$241,736	$230,833	5
Asia-Pacific	127,952	126,026	2
Latin America/Caribbean	40,490	38,738	5
Total international	$410,178	$395,597	4
North America	255,690	238,132	7
Total client deposits and other third-party liabilities	$665,868	$633,729	5

AUC (period-end)(b) (in billions)
North America	$22,991	$19,883	16
All other regions	10,994	9,842	12
Total AUC	$33,985	$29,725	14%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 78–80 of JPMorgan Chase’s 2023 Form 10-K and Line of Business Metrics on page 183 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended March 31,
(in millions)	2024		2023	Change
Revenue
Lending- and deposit-related fees	$331	(b)	$227	46%
Card income	199		173	15
All other income	395		381	4
Noninterest revenue	925		781	18
Net interest income	3,026	(b)	2,730	11
Total net revenue(a)	3,951		3,511	13

Provision for credit losses	(31)	(b)	417	NM

Noninterest expense
Compensation expense	806	(b)	641	26
Noncompensation expense	700		667	5
Total noninterest expense	1,506		1,308	15

Income before income tax expense	2,476		1,786	39
Income tax expense	607		439	38
Net income	$1,869		$1,347	39%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $86 million and $82 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Includes First Republic. Refer to page 20 for additional information.

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2024		2023	Change
Revenue by product
Lending	$1,609	(c)	$1,222	32%
Payments	2,014		1,972	2
Investment banking(a)	320		306	5
Other	8		11	(27)
Total net revenue	$3,951		$3,511	13

Investment Banking and Markets revenue, gross(b)	$913		$881	4

Revenue by client segment
Middle Market Banking	$1,832	(d)	$1,681	9
Corporate Client Banking	1,194		1,176	2
Commercial Real Estate Banking	909	(d)	642	42
Other	16		12	33
Total net revenue	$3,951		$3,511	13%

Financial ratios
Return on equity	24%		18%
Overhead ratio	38		37
(a)Includes CB’s share of revenue from Investment Banking and Markets' products sold to CB clients through the CIB which is reported in All other income.
(b)Includes gross revenues earned by the Firm that are subject to a revenue sharing arrangement between CB and the CIB for Investment Banking and Markets' products sold to CB clients. This includes revenues related to fixed income and equity markets products. Refer to Business Segment Results on page 18 for a discussion of revenue sharing.
(c)Includes First Republic. Refer to page 20 for additional information.
(d)Middle Market Banking and Commercial Real Estate Banking included $72 million and $278 million, respectively, for the three months ended March 31, 2024, associated with First Republic.
Quarterly results
Net income was $1.9 billion, up 39%.
Net revenue was $4.0 billion, up 13%. Net interest income was $3.0 billion, up 11%, predominantly driven by First Republic reflecting higher average loans and the accretion of the purchase discount, partially offset by deposit margin compression reflecting higher rates paid.
Noninterest revenue was $925 million, up 18%, driven by:
•higher lending-related revenue as a result of the amortization of the purchase discount on certain acquired lending-related commitments associated with First Republic,
•higher deposit-related fees, partially offset by the higher level of client credits that reduce such fees, and
•higher card income and investment banking revenue.
Noninterest expense was $1.5 billion, up 15%, predominantly driven by higher compensation expense, reflecting an increase in employees including front office and technology.

The provision for credit losses was a net benefit of $31 million, reflecting:
•a $98 million net reduction in the allowance for credit losses which included an addition to the allowance for credit losses associated with net downgrade activity, primarily in Commercial Real Estate, which was more than offset by updates to certain macroeconomic variables and the impact of changes in the loan and lending-related commitment portfolios, and
•net charge-offs of $67 million.
The provision in the prior year was $417 million, reflecting a net addition to the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 52-70 and Allowance for Credit Losses on pages 67-69 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except employees)	2024		2023	Change
Selected balance sheet data (period-end)
Total assets	$303,350		$261,181	16%
Loans:
Loans retained	281,155	(a)	238,752	18
Loans held-for-sale and loans at fair value	280		1,538	(82)
Total loans	$281,435		$240,290	17
Equity	30,000		28,500	5

Period-end loans by client segment
Middle Market Banking	$79,207	(b)	$73,329	8
Corporate Client Banking	57,373		58,256	(2)
Commercial Real Estate Banking	144,267	(b)	108,582	33
Other	588		123	378
Total loans	$281,435		$240,290	17

Selected balance sheet data (average)
Total assets	$301,221		$255,468	18
Loans:
Loans retained	278,330	(c)	236,808	18
Loans held-for-sale and loans at fair value	1,216		1,155	5
Total loans	$279,546		$237,963	17

Average loans by client segment
Middle Market Banking	$78,364	(d)	$73,030	7
Corporate Client Banking	56,633		56,581	—
Commercial Real Estate Banking	143,959	(d)	108,143	33
Other	590		209	183
Total loans	$279,546		$237,963	17

Deposits	265,715	(e)	265,943	—
Equity	30,000		28,500	5

Employees	18,111		15,026	21%
(a)Includes First Republic. Refer to page 20 for additional information.
(b)As of March 31, 2024, included $5.6 billion and $32.5 billion for Middle Market Banking and Commercial Real Estate Banking, respectively, associated with First Republic.
(c)Average loans retained associated with First Republic were $38.6 billion for the three months ended March 31, 2024.
(d)Average Middle Market Banking and Commercial Real Estate Banking loans associated with First Republic were $5.8 billion and $32.7 billion, respectively, for the three months ended March 31, 2024.
(e)Included $7.1 billion associated with First Republic for the three months ended March 31, 2024. Refer to page 20 for additional information.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2024		2023	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$67		$37	81%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,217		$918	33%
Nonaccrual loans held-for-sale and loans at fair value	13		—	NM
Total nonaccrual loans	$1,230		$918	34
Assets acquired in loan satisfactions	50		—	NM
Total nonperforming assets	$1,280		$918	39
Allowance for credit losses:
Allowance for loan losses	$5,000		$3,566	40
Allowance for lending-related commitments	708		966	(27)
Total allowance for credit losses	$5,708	(c)	$4,532	26%
Net charge-off/(recovery) rate(b)	0.10%		0.06%
Allowance for loan losses to period-end loans retained	1.78		1.49
Allowance for loan losses to nonaccrual loans retained(a)	411		388
Nonaccrual loans to period-end total loans	0.44		0.38
(a)Allowance for loan losses of $249 million and $170 million was held against nonaccrual loans retained at March 31, 2024 and 2023, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)As of March 31, 2024, included a $732 million allowance for First Republic.

ASSET & WEALTH MANAGEMENT
Refer to pages 81–83 of JPMorgan Chase’s 2023 Form 10-K and Line of Business Metrics on pages 183-184 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2024		2023	Change
Revenue
Asset management fees	$3,170		$2,782	14%
Commissions and other fees	193		160	21
All other income	151	(a)	391	(61)
Noninterest revenue	3,514		3,333	5
Net interest income	1,595	(b)	1,451	10
Total net revenue	5,109		4,784	7

Provision for credit losses	(57)	(b)	28	NM

Noninterest expense
Compensation expense	1,972		1,735	14
Noncompensation expense	1,488		1,356	10
Total noninterest expense	3,460	(b)	3,091	12

Income before income tax expense	1,706		1,665	2
Income tax expense	416		298	40
Net income	$1,290		$1,367	(6)

Revenue by line of business
Asset Management	$2,326		$2,434	(4)
Global Private Bank	2,783	(b)	2,350	18
Total net revenue	$5,109		$4,784	7%

Financial ratios
Return on equity	33%		34%
Overhead ratio	68		65
Pre-tax margin ratio:
Asset Management	28		37
Global Private Bank	38		33
Asset & Wealth Management	33		35
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. Refer to Note 5 for additional information.
(b)Includes First Republic. Refer to page 20 for additional information.

Quarterly results
Net income was $1.3 billion, down 6%.
Net revenue was $5.1 billion, up 7%. Net interest income was $1.6 billion, up 10%. Noninterest revenue was $3.5 billion, up 5%.
Revenue from Asset Management was $2.3 billion, down 4%. Excluding the gain of $339 million on CIFM in the prior year, revenue was up 11%, driven by:
•higher asset management fees reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $2.8 billion, up 18%, driven by:
•higher noninterest revenue, largely driven by higher management fees on strong net inflows and higher average market levels, and the amortization of the purchase discount on certain acquired lending-related commitments associated with First Republic, and
•higher net interest income, driven by higher average deposits and loans associated with First Republic, and from wider spreads on loans, largely offset by deposit margin compression reflecting higher rates paid.
The prior year included an investment valuation loss.
Noninterest expense was $3.5 billion, up 12%, largely driven by:
•higher compensation including:
–revenue-related compensation, continued growth in private banking advisor teams, and
–the impact of First Republic, and the acquisition of J.P. Morgan Asset Management China (formerly CIFM), as well as
•higher distribution fees.
The provision for credit losses was a net benefit of $57 million, reflecting a net reduction in the allowance for credit losses.
The provision in the prior year was $28 million, reflecting a net addition to the allowance for credit losses.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 52-70 and Allowance for Credit Losses on pages 67-69 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, ratios and employees)	2024		2023	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	69%		69%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	54		68
3 years	70		67
5 years	73		78

Selected balance sheet data (period-end)(c)
Total assets	$240,555		$232,516	3%
Loans	222,472	(d)	211,140	5
Deposits	230,413	(d)	225,831	2
Equity	15,500		16,000	(3)

Selected balance sheet data (average)(c)
Total assets	$241,384		$228,823	5
Loans	223,429	(e)	211,469	6
Deposits	227,723	(f)	224,354	2
Equity	15,500		16,000	(3)

Employees	28,670		26,773	7

Number of Global Private Bank client advisors	3,536		3,189	11

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$8		$(2)	NM
Nonaccrual loans	769		477	61
Allowance for credit losses:
Allowance for loan losses	$571		$526	9
Allowance for lending-related commitments	27		19	42
Total allowance for credit losses	$598	(g)	$545	10%
Net charge-off/(recovery) rate	0.01%		—%
Allowance for loan losses to period-end loans	0.26		0.25
Allowance for loan losses to nonaccrual loans	74		110
Nonaccrual loans to period-end loans	0.35		0.23
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
(d)Includes First Republic. Refer to page 20 for additional information.
(e)Included $10.7 billion associated with First Republic for the three months ended March 31, 2024.
(f)Included $12.6 billion associated with First Republic for the three months ended March 31, 2024.
(g)Includes First Republic.
Client assets
Assets under management were $3.6 trillion, up 19%, while client assets were $5.2 trillion, up 20%, each driven by higher market levels and continued net inflows.

Client assets
	As of March 31,
(in billions)	2024	2023	Change
Assets by asset class
Liquidity	$927	$761	22%
Fixed income	762	682	12
Equity	964	733	32
Multi-asset	711	627	13
Alternatives	200	203	(1)
Total assets under management	3,564	3,006	19
Custody/brokerage/administration/deposits	1,655	1,341	23
Total client assets(a)	$5,219	$4,347	20

Assets by client segment
Private Banking	$1,052	$826	27
Global Institutional	1,494	1,347	11
Global Funds	1,018	833	22
Total assets under management	$3,564	$3,006	19

Private Banking	$2,599	$2,090	24
Global Institutional	1,595	1,417	13
Global Funds	1,025	840	22
Total client assets(a)	$5,219	$4,347	20%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended March 31,
(in billions)	2024	2023
Assets under management rollforward
Beginning balance	$3,422	$2,766
Net asset flows:
Liquidity	(4)	93
Fixed income	14	26
Equity	21	22
Multi-asset	(2)	(2)
Alternatives	1	1
Market/performance/other impacts	112	100
Ending balance, March 31	$3,564	$3,006

Client assets rollforward
Beginning balance	$5,012	$4,048
Net asset flows	43	152
Market/performance/other impacts	164	147
Ending balance, March 31	$5,219	$4,347

International
	Three months ended March 31,
(in millions)	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$853	$847	1%
Asia-Pacific	471	477	(1)
Latin America/Caribbean	261	240	9
Total international net revenue	1,585	1,564	1
North America	3,524	3,220	9
Total net revenue(a)	$5,109	$4,784	7%
(a)Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2024	2023	Change
Assets under management
Europe/Middle East/Africa	$552	$515	7%
Asia-Pacific	270	244	11
Latin America/Caribbean	90	74	22
Total international assets under management	912	833	9
North America	2,652	2,173	22
Total assets under management	$3,564	$3,006	19

Client assets
Europe/Middle East/Africa	$749	$649	15
Asia-Pacific	415	367	13
Latin America/Caribbean	241	204	18
Total international client assets	1,405	1,220	15
North America	3,814	3,127	22
Total client assets	$5,219	$4,347	20%

CORPORATE
Refer to pages 84–85 of JPMorgan Chase’s 2023 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except employees)	2024		2023	Change
Revenue
Principal transactions	$65		$82	(21)%
Investment securities losses	(366)		(868)	58
All other income	26	(c)	31	(16)
Noninterest revenue	(275)		(755)	64
Net interest income	2,477	(c)	1,740	42
Total net revenue(a)	2,202		985	124
Provision for credit losses	27		370	(93)
Noninterest expense	1,276	(c)(d)	160	NM
Income/(loss) before income tax expense/(benefit)	899		455	98
Income tax expense/(benefit)	223		211	6
Net income/(loss)	$676		$244	177
Total net revenue
Treasury and CIO	$2,317		$1,106	109
Other Corporate	(115)	(c)	(121)	5
Total net revenue	$2,202		$985	124
Net income/(loss)
Treasury and CIO	$1,641		$624	163
Other Corporate	(965)	(c)(d)	(380)	(154)
Total net income/(loss)	$676		$244	177
Total assets (period-end)	$1,322,799		$1,307,989	1
Loans (period-end)	2,104		2,267	(7)
Deposits (period-end)(b)	22,515		19,458	16
Employees	48,015		44,743	7%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $49 million and $56 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Includes the impact of the First Republic acquisition. Refer to Note 5 and 26 for additional information.
(d)Includes the increase to the FDIC special assessment. Refer to Note 5 for additional information.

Quarterly results
Net income was $676 million, compared with $244 million in the prior year.
Net revenue was $2.2 billion, up 124%.
Net interest income was $2.5 billion, up 42%, due to the impact of balance sheet mix and higher rates.
Noninterest revenue was a loss of $275 million, driven by lower net investment securities losses on sales of U.S. GSE, government agency MBS and U.S. Treasuries associated with repositioning the investment securities portfolio.
Noninterest expense of $1.3 billion was up $1.1 billion driven by:
•the $725 million increase to the FDIC special assessment, and
•the impact from First Republic, largely integration and restructuring costs.
Refer to Business Segment Results on page 20 for additional information on First Republic and Note 5 for additional information on the FDIC special assessment.
The provision for credit losses was $27 million. The provision in the prior year was $370 million, reflecting an addition to the allowance for credit losses, including an addition associated with certain Other assets.
Refer to Note 9 for additional information on the investment securities portfolio, and Note 12 for additional information on the allowance for credit losses.
Other Corporate also reflects the Firm's international consumer initiatives, which includes Chase U.K., Nutmeg, and an ownership stake in C6 Bank.

Treasury and CIO overview
At March 31, 2024, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 44-51 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 71-76 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2024		2023	Change
Investment securities losses	$(366)		$(868)	58%
Available-for-sale securities (average)	$222,943		$202,776	10
Held-to-maturity securities (average)(a)	354,759		417,350	(15)
Investment securities portfolio (average)	$577,702		$620,126	(7)
Available-for-sale securities (period-end)	$233,770	(c)	$195,228	20
Held-to-maturity securities (period-end)(a)	334,527		412,827	(19)
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$568,297		$608,055	(7)%
(a)Effective January 1, 2023, the Firm adopted new hedge accounting guidance. Refer to Note 9 of this Form 10-Q and Note 1 of JPMorgan Chase’s 2023 Form 10-K for additional information on the new hedge accounting guidance.
(b)As of March 31, 2024 and 2023, the allowance for credit losses on investment securities was $120 million and $61 million, respectively.
(c)As of March 31, 2024, included $20.1 billion of AFS securities associated with First Republic. Refer to Note 26 for additional information.

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
Refer to pages 86–89 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of Firmwide risk management governance and oversight.
Risk governance and oversight functions
The following sections of this Form 10-Q and the 2023 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		90
Capital Risk	38–43	91–101
Liquidity Risk	44–51	102-109
Reputation Risk		110
Consumer Credit Risk	54–57	114-119
Wholesale Credit Risk	58–66	120-130
Investment Portfolio Risk	70	134
Market Risk	71–76	135-143
Country Risk	77	144-145
Climate Risk		146
Operational Risk		147-150
Compliance Risk		151
Conduct Risk		152
Legal Risk		153
Estimations and Model Risk		154

CAPITAL RISK MANAGEMENT
Capital risk is the risk that the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 91-101 of JPMorgan Chase’s 2023 Form 10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s capital risk.
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. Bank Holding Companies (“BHCs”) and banks, including the Firm and JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets ("RWA"), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Under the rules currently in effect, two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”).
For each of these risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements.
In July 2023, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency ("OCC"), and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity", which is referred to in this Form 10-Q as the "U.S. Basel III proposal". Under the proposal, changes to the framework would include replacement of the Advanced approach with an expanded risk-based approach, which would not permit the use of internal models for the calculation of RWA, other than for market risk. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the Standardized approach. The proposal would significantly revise risk-based capital requirements for all banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). The proposed effective date is July 1, 2025, with a three-year transition period applicable to the expanded risk-based approach.

Under the requirements of the U.S. Basel III proposal, the new expanded risk-based approach, when fully phased-in, would be the Firm's binding constraint. The Firm is managing its CET1 capital in anticipation of the finalization of the U.S. Basel III proposal.
Refer to page 92 of JPMorgan Chase’s 2023 Form 10-K for additional information on the U.S. Basel III proposal.
As of March 31, 2024, the Advanced Total Capital ratio is the most binding constraint of the Firm's Basel III risk-based ratios. However, as of March 31, 2024, with respect to the CET1 and Tier 1 risk-based ratios, the Standardized ratios are more binding than the Advanced ratios.
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate its SLR.
Refer to page 41 of this Form 10-Q and page 98 of JPMorgan Chase's 2023 Form 10-K for additional information on SLR.
Refer to page 93 of JPMorgan Chase's 2023 Form 10-K for information on Other Key Regulatory Developments.

Selected capital and RWA data
The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 91-101 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	March 31, 2024	December 31, 2023	Capital ratio requirements(b)	March 31, 2024		December 31, 2023		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$257,569	$250,585		$257,569		$250,585
Tier 1 capital	280,771	277,306		280,771		277,306
Total capital	312,149	308,497		298,766	(c)	295,417	(c)
Risk-weighted assets	1,712,081	1,671,995		1,681,317	(c)	1,669,156	(c)
CET1 capital ratio	15.0%	15.0%	11.9%	15.3%		15.0%		11.5%
Tier 1 capital ratio	16.4	16.6	13.4	16.7		16.6		13.0
Total capital ratio	18.2	18.5	15.4	17.8		17.7		15.0
(a)The capital metrics reflect the CECL capital transition provisions. As of March 31, 2024, CET1 capital reflected the remaining $720 million CECL benefit and will be fully phased in as of January 1, 2025; as of December 31, 2023, CET1 capital reflected a $1.4 billion benefit. Refer to Note 21 for additional information.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended March 31, 2024. For the period ended December 31, 2023, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.4%, 12.9%, and 14.9%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.0%, 12.5%, and 14.5%, respectively. Refer to Note 21 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules. Refer to Note 26 of this Form 10-Q and page 96 of JPMorgan Chase’s 2023 Form 10-K for additional information on First Republic acquisition.

Three months ended (in millions, except ratios)	March 31, 2024	December 31, 2023	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,913,677	$3,831,200
Tier 1 leverage ratio	7.2%	7.2%	4.0%
Total leverage exposure	$4,634,634	$4,540,465
SLR	6.1%	6.1%	5.0%
(a)The capital metrics reflect the CECL capital transition provisions. Refer to Note 21 for additional information.
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024		December 31, 2023
Total stockholders’ equity	$336,637		$327,878
Less: Preferred stock	29,900		27,404
Common stockholders’ equity	306,737		300,474
Add:
Certain deferred tax liabilities(a)	2,981		2,996
Other CET1 capital adjustments(b)	5,319		4,717
Less:
Goodwill(c)	54,335		54,377
Other intangible assets	3,133		3,225
Standardized/Advanced CET1 capital	$257,569		$250,585
Add: Preferred stock	29,900		27,404
Less: Other Tier 1 adjustments	6,698	(g)	683
Standardized/Advanced Tier 1 capital	$280,771		$277,306
Long-term debt and other instruments qualifying as Tier 2 capital	$11,690		$11,779
Qualifying allowance for credit losses(d)	20,532		20,102
Other	(844)		(690)
Standardized Tier 2 capital	$31,378		$31,191
Standardized Total capital	$312,149		$308,497
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(13,383)		(13,080)
Advanced Tier 2 capital	$17,995		$18,111
Advanced Total capital	$298,766		$295,417
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of March 31, 2024 and December 31, 2023, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $5.4 billion and $4.3 billion and the benefit from the CECL capital transition provisions of $720 million and $1.4 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 70 for additional information on principal investment risk.
(d)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA. Refer to Note 21 for additional information on the CECL capital transition.
(e)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.
(f)As of March 31, 2024 and December 31, 2023, included an incremental $634 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
(g)As of March 31, 2024, for capital purposes, included $6.0 billion of preferred stock for which notices of redemption were issued during the first quarter and which were redeemed in the second quarter. Refer to Note 17 for additional information.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2024.

Three months ended March 31, (in millions)	2024
Standardized/Advanced CET1 capital at December 31, 2023	$250,585
Net income applicable to common equity	13,022
Dividends declared on common stock	(3,348)
Net purchase of treasury stock	(1,829)
Changes in additional paid-in capital	(225)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	141
Translation adjustments, net of hedges(a)	(204)
Fair value hedges	(21)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	26
Changes related to other CET1 capital adjustments(b)	(578)
Change in Standardized/Advanced CET1 capital	6,984
Standardized/Advanced CET1 capital at March 31, 2024	$257,569
Standardized/Advanced Tier 1 capital at December 31, 2023	$277,306
Change in CET1 capital(b)	6,984
Net redemptions of noncumulative perpetual preferred stock(c)	(3,504)
Other	(15)
Change in Standardized/Advanced Tier 1 capital	3,465
Standardized/Advanced Tier 1 capital at March 31, 2024	$280,771
Standardized Tier 2 capital at December 31, 2023	$31,191
Change in long-term debt and other instruments qualifying as Tier 2	(89)
Change in qualifying allowance for credit losses(b)	430
Other	(154)
Change in Standardized Tier 2 capital	187
Standardized Tier 2 capital at March 31, 2024	$31,378
Standardized Total capital at March 31, 2024	$312,149
Advanced Tier 2 capital at December 31, 2023	$18,111
Change in long-term debt and other instruments qualifying as Tier 2	(89)
Change in qualifying allowance for credit losses(b)(d)	127
Other	(154)
Change in Advanced Tier 2 capital	(116)
Advanced Tier 2 capital at March 31, 2024	$17,995
Advanced Total capital at March 31, 2024	$298,766
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information on changes in accounting principles and Note 21 for additional information on the CECL capital transition.
(c)As of March 31, 2024, for capital purposes, included $6.0 billion of preferred stock for which notices of redemption were issued during the first quarter and which were redeemed in the second quarter. Refer to Note 17 for additional information.
(d)As of March 31, 2024 and December 31, 2023, included an incremental $634 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the three months ended March 31, 2024. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2024 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2023	$1,603,851	$68,144	$1,671,995	$1,155,261	$68,603	$445,292	$1,669,156
Model & data changes(a)	3,053	—	3,053	99	—	—	99
Movement in portfolio levels(b)	30,978	6,055	37,033	21,587	5,916	(15,441)	12,062
Changes in RWA	34,031	6,055	40,086	21,686	5,916	(15,441)	12,161
March 31, 2024	$1,637,882	$74,199	$1,712,081	$1,176,947	$74,519	$429,851	$1,681,317
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, impacts associated with the First Republic acquisition, including the benefit of the shared-loss agreements entered into with the FDIC, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of March 31, 2024 and December 31, 2023, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $205.9 billion and $208.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $187.8 billion and $188.5 billion, respectively.
(d)As of March 31, 2024 and December 31, 2023, Credit risk RWA reflected approximately $50.7 billion and $52.4 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	March 31, 2024	December 31, 2023
Tier 1 capital	$280,771	$277,306
Total average assets	3,968,637	3,885,632
Less: Regulatory capital adjustments(a)	54,960	54,432
Total adjusted average assets(b)	3,913,677	3,831,200
Add: Off-balance sheet exposures(c)	720,957	709,265
Total leverage exposure	$4,634,634	$4,540,465
SLR	6.1%	6.1%
(a)For purposes of calculating the SLR, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, other intangible assets and adjustments for the CECL capital transition provisions. Refer to Note 21 for additional information on the CECL capital transition.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances on applicable regulatory exposures during the reporting quarter. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports for additional information.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. The capital that the Firm has accumulated to meet the increased requirements of the U.S. Basel III proposal has generally been retained in Corporate. Refer to line of business equity on page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	March 31, 2024	December 31, 2023
Consumer & Community Banking	$54.5	$55.5
Corporate & Investment Bank	102.0	108.0
Commercial Banking	30.0	30.0
Asset & Wealth Management	15.5	17.0
Corporate	104.7	90.0
Total common stockholders’ equity	$306.7	$300.5

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On March 19, 2024, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.15 per share, payable on April 30, 2024, an increase from the prior dividend of $1.05 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
The Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors.
The following table sets forth the Firm’s repurchases of common stock for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in millions)	2024	2023
Total number of shares of common stock repurchased	15.9	22.0
Aggregate purchase price of common stock repurchases(a)	$2,849	$2,940
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The $30 billion common share repurchase program approved by the Board does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process.
Refer to Capital actions on page 99 of JPMorgan Chase’s 2023 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 185-186 of this Form 10-Q and page 35 of JPMorgan Chase’s 2023 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $397 million and $356 million for the three months ended March 31, 2024 and 2023, respectively.
Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 50 of this Form 10-Q and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s subordinated debt.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2024, the Firm submitted its 2024 Capital Plan to the Federal Reserve under the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") process. The Firm anticipates that the Federal Reserve will disclose summary information regarding the Firm's stress test results by June 30, 2024. Following the Federal Reserve's disclosure, the Firm expects to disclose its indicative SCB requirement, which will become effective October 1, 2024. The Firm's SCB is currently 2.9%.
Refer to Capital planning and stress testing on pages 91-92 of JPMorgan Chase’s 2023 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s total loss-absorbing capacity ("TLAC") rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt ("eligible LTD").
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$520.4	$226.8	$513.8	$222.6
% of RWA	30.4%	13.2%	30.7%	13.3%
Regulatory requirements	23.0	10.5	23.0	10.0
Surplus/(shortfall)	$126.6	$47.1	$129.2	$55.4
% of total leverage exposure	11.2%	4.9%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$80.1	$18.3	$82.5	$18.3

Effective January 1, 2024, the Firm's regulatory requirement for its eligible LTD to RWA ratio increased by 50 bps to 10.5%, due to the increase in the Firm’s GSIB Method 2 requirements. The Firm's regulatory requirement for its TLAC to RWA ratio remained at 23.0%. Refer to Risk-based Capital Regulatory Requirements on pages 94-95 of JPMorgan Chase’s 2023 Form 10-K for further information on the GSIB surcharge.
Refer to Liquidity Risk Management on pages 44-51 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2023 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.
Refer to other capital requirements on page 100 of JPMorgan Chase’s 2023 Form 10-K for additional information on TLAC.
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
The following table presents J.P. Morgan Securities’ net capital.

March 31, 2024
(in millions)	Actual	Minimum
Net Capital	$25,461	$5,440
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of March 31, 2024, J.P. Morgan Securities plc was compliant with its MREL requirements.

The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics:

March 31, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$54,457
CET1 capital ratio	16.4%	4.5%
Tier 1 capital ratio	21.2	6.0
Total capital ratio	26.1	8.0
Tier 1 leverage ratio	6.6	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of March 31, 2024 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of March 31, 2024, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

March 31, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$43,355
CET1 capital ratio	19.1%	4.5%
Tier 1 capital ratio	19.1	6.0
Total capital ratio	34.0	8.0
Tier 1 leverage ratio	5.5	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of March 31, 2024 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
Refer to U.S. broker-dealer and Non-U.S. subsidiary regulatory capital on page 101 of JPMorgan Chase’s 2023 Form 10-K for further information.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its cash and collateral needs as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 102–109 of JPMorgan Chase’s 2023 Form 10-K and the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website, for a further discussion of the Firm’s liquidity risk.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2024	December 31, 2023	March 31, 2023
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$483,292	$485,263	$453,287
Eligible securities(b)(c)	313,818	313,365	278,223
Total HQLA(d)	$797,110	$798,628	$731,510
Net cash outflows	$711,611	$704,857	$642,650
LCR	112%	113%	114%
Net excess eligible HQLA(d)	$85,499	$93,771	$88,860
JPMorgan Chase Bank N.A.:
LCR	129%	129%	140%
Net excess eligible HQLA	$221,104	$215,190	$278,651
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

JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2024 decreased compared with the three months ended March 31, 2023, predominantly driven by the impact of First Republic, primarily due to the increase in loans, largely offset by the addition of the Purchase Money Note and Federal Home Loan Bank ("FHLB") advances.
Refer to Note 26 for additional information on the First Republic acquisition.
Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the impacts of Federal Reserve actions as well as other factors.
Refer to page 103 of JPMorgan Chase’s 2023 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
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

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $673 billion and $649 billion as of March 31, 2024 and December 31, 2023, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The increase compared to December 31, 2023, was driven by an increase in CIB trading assets, largely offset by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A.
As of March 31, 2024 and December 31, 2023, the Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities, respectively, comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts of approximately $823 billion and $798 billion, respectively, and unencumbered marketable securities with a fair value of approximately $673 billion and $649 billion, respectively.
The Firm also had available borrowing capacity at the FHLB and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $352 billion and $340 billion as of March 31, 2024 and December 31, 2023, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased from December 31, 2023 primarily due to a higher amount of wholesale loans pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended March 31, 2024, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final rule. Refer to the Firm's U.S. NSFR Disclosure report covering December 31, 2023 and September 30, 2023 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of March 31, 2024 and December 31, 2023, and the average deposit balances for the three months ended March 31, 2024 and 2023, respectively.

	March 31, 2024	December 31, 2023	Average
			Three months ended March 31,
(in millions)			2024	2023
Consumer & Community Banking	$1,105,583	$1,094,738	$1,079,243	$1,112,967
Corporate & Investment Bank	797,529	777,638	780,073	699,586
Commercial Banking	272,369	273,254	265,715	265,943
Asset & Wealth Management	230,413	233,232	227,723	224,354
Corporate	22,515	21,826	22,032	17,629
Total Firm	$2,428,409	$2,400,688	$2,374,786	$2,320,479
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
Average deposits were higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting the net impact of:
•growth in CIB due to net issuances of structured notes as a result of client demand, and net inflows related to client-driven activities in Payments and Securities Services, partially offset by deposit attrition, including actions taken to reduce certain deposits,
•an increase in Corporate related to the Firm's international consumer initiatives,

•growth in AWM from new and existing customers as a result of new product offerings and the impact of First Republic, predominantly offset by continued migration into higher-yielding investments driven by the higher interest rate environment,
•a decrease in CCB reflecting a decline in deposits in existing accounts due to migration into higher-yielding investments and increased customer spending, largely offset by the impact of First Republic, and
•a decrease in CB due to continued deposit attrition, offset by the retention of inflows associated with disruptions in the market in the first quarter of 2023 and the impact of First Republic.
Period-end deposits increased from December 31, 2023, reflecting the net impact of:
•higher balances in CIB, driven by net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB due to new accounts and seasonal inflows, largely offset by a decline in deposits in existing accounts due to migration into higher-yielding investments,
•a decrease in AWM due to continued migration into higher-yielding investments, partially offset by an increase in deposits in existing accounts due to a change in product offerings associated with First Republic, and

•a decrease in CB primarily due to seasonal outflows and continued deposit attrition, largely offset by the realignment of additional clients associated with First Republic from CCB to CB that began in the fourth quarter of 2023.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 13-14 and pages 18-36, respectively, for further information on deposit and liability balance trends, as well as Note 26 for additional information on the First Republic acquisition. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. Refer to pages 105–106 of JPMorgan Chase's 2023 Form 10-K for additional information on the Firm's total uninsured deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	March 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$89,470	$77,944	$82,719	$77,466
Over three months but within 6 months	12,640	6,341	17,736	5,358
Over six months but within 12 months	15,252	3,187	10,294	4,820
Over 12 months	839	2,021	710	2,543
Total	$118,201	$89,493	$111,459	$90,187
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2024 and December 31, 2023.

(in billions except ratios)	March 31, 2024	December 31, 2023
Deposits	$2,428.4	$2,400.7
Deposits as a % of total liabilities	65%	68%
Loans	$1,309.6	$1,323.7
Loans-to-deposits ratio	54%	55%

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the three months ended March 31, 2024 and 2023.

(Unaudited) (in millions, except interest rates)	Average balances		Average interest rates
	Three months ended		Three months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
U.S. offices
Noninterest-bearing	$624,112	$624,607	NA	NA
Interest-bearing
Demand(a)	278,698	280,562	3.90%	2.76%
Savings(b)	810,845	890,815	1.37	0.89
Time	208,813	98,714	5.15	4.46
Total interest-bearing deposits	1,298,356	1,270,091	2.49	1.58
Total deposits in U.S. offices	1,922,468	1,894,698	1.69	1.05
Non-U.S. offices
Noninterest-bearing	24,532	25,836	NA	NA
Interest-bearing
Demand	338,190	320,228	3.26	2.19
Time	89,596	79,717	6.15	4.95
Total interest-bearing deposits	427,786	399,945	3.86	2.76
Total deposits in non-U.S. offices	452,318	425,781	3.66	2.60
Total deposits	$2,374,786	$2,320,479	2.09%	1.34%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2024 and December 31, 2023, and average balances for the three months ended March 31, 2024 and 2023, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 13-14 and Note 10 for additional information.
Sources of funds (excluding deposits)

	March 31, 2024	December 31, 2023	Average
			Three months ended March 31,
(in millions)			2024		2023
Commercial paper	$12,435	$14,737	$13,574		$12,813
Other borrowed funds	10,607	8,200	9,924		10,073
Federal funds purchased	1,316	787	1,608		1,896
Total short-term unsecured funding	$24,358	$23,724	$25,106		$24,782
Securities sold under agreements to repurchase(a)	$321,623	$212,804	$289,217		$246,281
Securities loaned(a)	2,731	2,944	4,158		4,133
Other borrowed funds	23,226	21,775	22,166		22,905
Obligations of Firm-administered multi-seller conduits(b)	20,366	17,781	20,547		10,491
Total short-term secured funding	$367,946	$255,304	$336,088		$283,810
Senior notes	$192,274	$191,202	$192,343		$184,972
Subordinated debt	19,599	19,708	19,648		21,829
Structured notes(c)	90,829	86,056	87,484		73,744
Total long-term unsecured funding	$302,702	$296,966	$299,475		$280,545
Credit card securitization(b)	$5,323	$2,998	$4,567		$1,177
FHLB advances	39,214	41,246	40,486	(g)	11,092
Purchase Money Note(d)	49,043	48,989	49,008		N/A
Other long-term secured funding(e)	4,913	4,624	4,795		4,156
Total long-term secured funding	$98,493	$97,857	$98,856		$16,425
Preferred stock(f)	$29,900	$27,404	$27,952		$27,404
Common stockholders’ equity(f)	$306,737	$300,474	$300,277		$271,197
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Reflects the Purchase Money Note associated with the First Republic acquisition on May 1, 2023. Refer to Note 26 for additional information.
(e)Includes long-term structured notes which are secured.
(f)Refer to Capital Risk Management on pages 38-43 and Consolidated statements of changes in stockholders’ equity on page 86 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2023 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(g)Includes the impact of First Republic. Refer to Note 26 of this Form 10-Q and pages 102–109 of JPMorgan Chase’s 2023 Form 10-K for additional information.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at March 31, 2024, compared with December 31, 2023, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
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
The decrease in period-end commercial paper for the three months ended March 31, 2024 from December 31, 2023 was due to lower issuance levels primarily reflecting short-term liquidity management.

Long-term funding
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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. For the three months ended March 31, 2024, the increase in average structured notes compared to the prior year period was attributable to net issuances of structured notes in Markets due to client demand.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2024 and 2023. Refer to Liquidity Risk Management on pages 102–109 and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,
	2024	2023	2024	2023
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$8,500	$—	$—	$—
Senior notes issued in non-U.S. markets	2,173	—	—	—
Total senior notes	10,673	—	—	—
Structured notes(a)	868	881	14,951	7,718
Total long-term unsecured funding – issuance	$11,541	$881	$14,951	$7,718
Maturities/redemptions
Senior notes	$7,168	$7,098	$65	$65
Subordinated debt	13	—	—	—
Structured notes	217	447	11,506	7,502
Total long-term unsecured funding – maturities/redemptions	$7,398	$7,545	$11,571	$7,567
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, and their respective maturities or redemptions, as applicable for the three months ended March 31, 2024 and 2023, respectively.

Long-term secured funding
	Three months ended March 31,
	2024	2023	2024		2023
(in millions)	Issuance		Maturities/Redemptions
Credit card securitization	$2,348	$—	$—		$1,000
FHLB advances	—	—	2,047	(b)	2
Other long-term secured funding(a)	554	151	237		54
Total long-term secured funding	$2,902	$151	$2,284		$1,056
(a)Includes long-term structured notes that are secured.
(b)Includes FHLB advances associated with the First Republic acquisition on May 1, 2023. Refer to Note 26 for additional information.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for a further description of client-driven loan securitizations.

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to Note 4 and Note 13 for additional information.
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of March 31, 2024, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
March 31, 2024	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Negative	Aa3	P-1	Stable
Standard & Poor’s (a)	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) On April 1, 2024, Standard & Poor's affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, and revised the outlook from stable to positive for the entities listed above.
Refer to page 109 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 54-69 for a further discussion of Credit Risk.
Refer to page 70 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 111–134 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 54-57 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 58-66 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Loans retained	$1,264,093	$1,280,870	$6,557	$5,989
Loans held-for-sale	6,477	3,985	180	184
Loans at fair value	39,046	38,851	940	744
Total loans	1,309,616	1,323,706	7,677	6,917
Derivative receivables	56,621	54,864	293	364
Receivables from customers(a)	52,036	47,625	—	—
Total credit-related assets	1,418,273	1,426,195	7,970	7,281
Assets acquired in loan satisfactions
Real estate owned	NA	NA	252	274
Other	NA	NA	43	42
Total assets acquired in loan satisfactions	NA	NA	295	316
Lending-related commitments	1,523,109	1,497,847	390	464
Total credit portfolio	$2,941,382	$2,924,042	$8,655	$8,061
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(41,095)	$(37,779)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,012)	(22,461)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)At March 31, 2024 and December 31, 2023, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $157 million and $182 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended March 31,
	2024	2023
Net charge-offs	$1,956	$1,137
Average retained loans	1,263,258	1,082,437
Net charge-off rates	0.62%	0.43%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, and scored auto and business banking, including those associated with First Republic, primarily in residential real estate. The consumer credit portfolio also includes loans at fair value, predominantly in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 114–119 and Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2023 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Consumer, excluding credit card
Residential real estate(a)	$319,984	$326,409	$3,449	$3,466
Auto and other(b)(c)	69,608	70,866	181	177
Total loans – retained	389,592	397,275	3,630	3,643
Loans held-for-sale	1,331	487	21	95
Loans at fair value(d)	12,481	12,331	460	465
Total consumer, excluding credit card loans	403,404	410,093	4,111	4,203
Lending-related commitments(e)	46,660	45,403
Total consumer exposure, excluding credit card	450,064	455,496
Credit card
Loans retained(f)	206,740	211,123	NA	NA
Total credit card loans	206,740	211,123	NA	NA
Lending-related commitments(e)(g)	943,935	915,658
Total credit card exposure	1,150,675	1,126,781
Total consumer credit portfolio	$1,600,739	$1,582,277	$4,111	$4,203
Credit-related notes used in credit portfolio management activities(h)	$(707)	$(790)

	Three months ended March 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(6)	$(20)	$323,687	$236,781	(0.01)%	(0.03)%
Auto and other	189	152	70,346	63,804	1.08	0.97
Total consumer, excluding credit card - retained	183	132	394,033	300,585	0.19	0.18
Credit card - retained	1,687	922	204,637	180,451	3.32	2.07
Total consumer - retained	$1,870	$1,054	$598,670	$481,036	1.26%	0.89%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At March 31, 2024 and December 31, 2023, excluded operating lease assets of $10.5 billion and $10.4 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)At March 31, 2024 and December 31, 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $157 million and $182 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $15.1 billion and $11.0 billion for the three months ended March 31, 2024 and 2023, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2023 driven by retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2023, predominantly driven by paydowns and loans sales, net of originations. Net recoveries were lower for the three months ended March 31, 2024 compared to the prior year.
Loans held-for-sale increased from December 31, 2023, predominantly driven by a transfer of certain retained loans in anticipation of securitization.
At March 31, 2024 and December 31, 2023, the carrying value of interest-only residential mortgage loans was $90.3 billion and $90.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio.
The carrying value of home equity lines of credit outstanding was $15.3 billion at March 31, 2024, which included $2.4 billion associated with First Republic. The carrying value of home equity lines of credit outstanding included $4.1 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $4.1 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2024	December 31, 2023
Current	$389	$446
30-89 days past due	82	102
90 or more days past due	157	182
Total government guaranteed loans	$628	$730
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
For the three months ended March 31, 2024 and 2023, residential real estate financial difficulty modifications ("FDMs") were $39 million and $38 million, respectively. Loans subject to trial modification where the terms of the loans have not been permanently modified, and loans subject to discharge under Chapter 7 bankruptcy proceedings ("Chapter 7 loans"), were not material for the three months ended March 31, 2024 and 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio decreased when compared to December 31, 2023, predominantly due to a loan securitization. Net charge-offs increased for the three months ended March 31, 2024 compared to the same period in the prior year due to higher scored auto net charge-offs of $50 million reflecting a decline in used vehicle valuations, largely offset by lower overdraft charge-offs. Refer to Note 13 for further information on securitization activity.
Nonperforming assets
The following table presents information as of March 31, 2024 and December 31, 2023, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2024	December 31, 2023
Nonaccrual loans
Residential real estate	$3,914	$4,015
Auto and other	197	188
Total nonaccrual loans	4,111	4,203
Assets acquired in loan satisfactions
Real estate owned	103	120
Other	43	42
Total assets acquired in loan satisfactions	146	162
Total nonperforming assets	$4,257	$4,365
(a)At March 31, 2024 and December 31, 2023, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $157 million and $182 million, respectively. These amounts have been excluded based upon the government guarantee.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2024 and 2023.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2024	2023
Beginning balance	$4,203	$4,325
Additions	763	601
Reductions:
Principal payments and other(a)	406	205
Charge-offs	156	101
Returned to performing status	244	273
Foreclosures and other liquidations	49	52
Total reductions	855	631
Net changes	(92)	(30)
Ending balance	$4,111	$4,295
(a)Other reductions include loan sales.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans decreased from December 31, 2023 reflecting the impact of seasonality. The March 31, 2024 30+ and 90+ day delinquency rates of 2.23% and 1.16%, respectively, increased compared to the December 31, 2023 30+ and 90+ day delinquency rates of 2.14% and 1.05%, respectively, due to credit normalization and as newer vintages season. Net charge-offs increased for the three months ended March 31, 2024 compared to the same period in the prior year due to higher delinquencies.
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
Modifications of credit card loans
For the three months ended March 31, 2024 and 2023, credit card FDMs were $259 million and $163 million, respectively. FDMs increased for the three months ended March 31, 2024 compared to the same period in the prior year due to higher delinquencies, reflecting growth in the portfolio. Loans subject to trial modification where the terms of the loans have not been permanently modified were not material for the three months ended March 31, 2024 and 2023.
Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 60-63 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with First Republic. Accordingly, reporting classifications and internal risk rating profiles in the wholesale portfolio may change in future periods. Refer to Business Developments on page 9 for additional information.
As of March 31, 2024, retained loans decreased by $4.7 billion and lending-related commitments decreased by $4.3 billion.
As of March 31, 2024, nonperforming exposure increased by $702 million predominantly driven by Real Estate loans concentrated in Office, and Individuals, resulting from downgrades. For the three months ended March 31, 2024, wholesale net charge-offs were $86 million, largely in Real Estate, concentrated in Office.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Loans retained	$667,761	$672,472	$2,927	$2,346
Loans held-for-sale	5,146	3,498	159	89
Loans at fair value	26,565	26,520	480	279
Loans	699,472	702,490	3,566	2,714
Derivative receivables	56,621	54,864	293	364
Receivables from customers(a)	52,036	47,625	—	—
Total wholesale credit-related assets	808,129	804,979	3,859	3,078
Assets acquired in loan satisfactions
Real estate owned	NA	NA	149	154
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	149	154
Lending-related commitments	532,514	536,786	390	464
Total wholesale credit portfolio	$1,340,643	$1,341,765	$4,398	$3,696
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,388)	$(36,989)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,012)	(22,461)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2024 and December 31, 2023. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2024, (in millions, except ratios)
Loans retained	$211,780	$274,260	$181,721	$667,761	$453,592	$214,169	$667,761	68%
Derivative receivables				56,621			56,621
Less: Liquid securities and other cash collateral held against derivatives				(23,012)			(23,012)
Total derivative receivables, net of collateral	8,754	9,735	15,120	33,609	26,290	7,319	33,609	78
Lending-related commitments	137,651	370,417	24,446	532,514	342,525	189,989	532,514	64
Subtotal	358,185	654,412	221,287	1,233,884	822,407	411,477	1,233,884	67
Loans held-for-sale and loans at fair value(a)				31,711			31,711
Receivables from customers				52,036			52,036
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,317,631			$1,317,631
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,448)	$(27,991)	$(6,949)	$(40,388)	$(32,157)	$(8,231)	$(40,388)	80%

	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2023 (in millions, except ratios)
Loans retained	$211,104	$280,821	$180,547	$672,472	$458,838	$213,634	$672,472	68%
Derivative receivables				54,864			54,864
Less: Liquid securities and other cash collateral held against derivatives				(22,461)			(22,461)
Total derivative receivables, net of collateral	8,007	8,970	15,426	32,403	24,919	7,484	32,403	77
Lending-related commitments	143,337	368,646	24,803	536,786	341,611	195,175	536,786	64
Subtotal	362,448	658,437	220,776	1,241,661	825,368	416,293	1,241,661	66
Loans held-for-sale and loans at fair value(a)				30,018			30,018
Receivables from customers				47,625			47,625
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,319,304			$1,319,304
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,311)	$(28,353)	$(5,325)	$(36,989)	$(28,869)	$(8,120)	$(36,989)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2024, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $45.8 billion and $41.4 billion as of March 31, 2024 and December 31, 2023, representing approximately 3.6% and 3.3% of total wholesale credit exposure, respectively; of the $45.8 billion, $42.2 billion was performing. The increase in criticized exposure was driven by Real Estate concentrated in Office, reflecting downgrades, and held-for-sale commitments in Technology and Consumer & Retail.
The table below summarizes by industry the Firm’s exposures as of March 31, 2024 and December 31, 2023. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2023 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2024
(in millions)
Real Estate	$205,763	$144,431	$50,213	$10,229	$890	$649	$44	$(587)	$—
Individuals and Individual Entities(b)	141,717	109,068	31,672	295	682	1,172	14	—	—
Asset Managers	127,757	85,025	42,604	126	2	78	1	—	(7,235)
Consumer & Retail	125,508	58,925	57,659	8,483	441	456	27	(4,322)	—
Technology, Media & Telecommunications	84,486	45,395	28,264	10,466	361	84	(17)	(4,391)	—
Industrials	73,291	39,246	30,321	3,523	201	187	5	(2,620)	—
Healthcare	64,722	43,885	17,130	3,199	508	58	14	(3,218)	(12)
Banks & Finance Companies	54,771	34,808	19,474	482	7	1	—	(547)	(567)
State & Municipal Govt(c)	35,698	33,448	2,221	26	3	57	—	(3)	—
Utilities	35,447	24,095	10,491	731	130	3	—	(2,623)	—
Automotive	33,911	22,819	10,279	674	139	76	3	(658)	—
Oil & Gas	33,290	18,761	14,239	234	56	26	(1)	(1,959)	(2)
Insurance	22,541	15,436	6,827	243	35	1	—	(1,075)	(7,602)
Chemicals & Plastics	20,432	11,142	8,134	1,077	79	3	—	(1,065)	—
Transportation	16,512	9,695	5,545	1,251	21	26	(3)	(589)	—
Central Govt	16,189	15,768	293	126	2	3	—	(3,333)	(1,767)
Metals & Mining	15,678	8,474	6,596	559	49	24	—	(207)	—
Securities Firms	8,847	4,531	4,312	4	—	1	—	(13)	(2,484)
Financial Markets Infrastructure	6,799	6,402	397	—	—	—	—	(2)	—
All other(d)	133,537	113,429	19,630	474	4	25	(1)	(13,176)	(3,343)
Subtotal	$1,256,896	$844,783	$366,301	$42,202	$3,610	$2,930	$86	$(40,388)	$(23,012)
Loans held-for-sale and loans at fair value	31,711
Receivables from customers	52,036
Total(e)	$1,340,643

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2023
(in millions)
Real Estate	$208,261	$148,866	$50,190	$8,558	$647	$717	$275	$(574)	$—
Individuals and Individual Entities(b)	145,849	110,673	34,261	334	581	861	10	—	—
Asset Managers	129,574	83,857	45,623	90	4	201	1	—	(7,209)
Consumer & Retail	127,086	60,168	58,606	7,863	449	318	161	(4,204)	—
Technology, Media & Telecommunications	77,296	40,468	27,094	9,388	346	36	81	(4,287)	—
Industrials	75,092	40,951	30,586	3,419	136	213	31	(2,949)	—
Healthcare	65,025	43,163	18,396	3,005	461	130	17	(3,070)	—
Banks & Finance Companies	57,177	33,881	22,744	545	7	9	277	(511)	(412)
State & Municipal Govt(c)	35,986	33,561	2,390	27	8	31	—	(4)	—
Utilities	36,061	25,242	9,929	765	125	1	(3)	(2,373)	—
Automotive	33,977	23,152	10,060	640	125	59	—	(653)	—
Oil & Gas	34,475	18,276	16,076	111	12	45	11	(1,927)	(5)
Insurance	20,501	14,503	5,700	298	—	2	—	(961)	(6,898)
Chemicals & Plastics	20,773	11,353	8,352	916	152	106	2	(1,045)	—
Transportation	16,060	8,865	5,943	1,196	56	23	(26)	(574)	—
Central Govt	17,704	17,264	312	127	1	—	—	(3,490)	(2,085)
Metals & Mining	15,508	8,403	6,514	536	55	12	44	(229)	—
Securities Firms	8,689	4,570	4,118	1	—	—	—	(14)	(2,765)
Financial Markets Infrastructure	4,251	4,052	199	—	—	—	—	—	—
All other(d)	134,777	115,711	18,618	439	9	21	(2)	(10,124)	(3,087)
Subtotal	$1,264,122	$846,979	$375,711	$38,258	$3,174	$2,785	$879	$(36,989)	$(22,461)
Loans held-for-sale and loans at fair value	30,018
Receivables from customers	47,625
Total(e)	$1,341,765
(a)The industry rankings presented in the table as of December 31, 2023, are based on the industry rankings of the corresponding exposures as of March 31, 2024, not actual rankings of such exposures as of December 31, 2023.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2024 and December 31, 2023 noted above, the Firm held: $5.8 billion and $5.9 billion, respectively, of trading assets; $18.8 billion and $21.4 billion, respectively, of AFS securities; and $9.6 billion and $9.9 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both March 31, 2024 and December 31, 2023. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $554.1 billion and $614.1 billion, at March 31, 2024 and December 31, 2023, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $205.8 billion as of March 31, 2024. Criticized exposure increased by $1.9 billion from $9.2 billion at December 31, 2023 to $11.1 billion at March 31, 2024, driven by downgrades concentrated in Office, partially offset by client-specific upgrades.

	March 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$122,804	$7	$122,811	78%	90%
Industrial	20,052	6	20,058	64	71
Office	16,269	31	16,300	49	82
Services and Non Income Producing	15,046	60	15,106	63	51
Other Income Producing Properties(b)	14,631	162	14,793	51	65
Retail	12,206	34	12,240	74	74
Lodging	4,438	17	4,455	31	54
Total Real Estate Exposure(c)	$205,446	$317	$205,763	70%	81%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$121,946	$21	$121,967	79%	90%
Industrial	20,254	18	20,272	70	72
Office	16,462	32	16,494	51	81
Services and Non Income Producing	16,145	74	16,219	62	46
Other Income Producing Properties(b)	15,542	208	15,750	55	63
Retail	12,763	48	12,811	75	73
Lodging	4,729	19	4,748	30	48
Total Real Estate Exposure	$207,841	$420	$208,261	71%	80%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 83% secured; unsecured exposure is predominantly investment-grade largely to Real Estate Investment Trusts (“REITs”) and Real Estate Operating Companies (“REOCs”) whose underlying assets are generally diversified.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $125.5 billion as of March 31, 2024. Criticized exposure increased by $612 million from $8.3 billion at December 31, 2023 to $8.9 billion at March 31, 2024, driven by client-specific downgrades and net portfolio activity, largely offset by client-specific upgrades.

	March 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$35,996	$284	$36,280	51%	32%
Business and Consumer Services	34,768	329	35,097	43	42
Food and Beverage	30,613	605	31,218	56	39
Consumer Hard Goods	13,169	134	13,303	44	33
Leisure(b)	9,461	149	9,610	21	43
Total Consumer & Retail(c)	$124,007	$1,501	$125,508	47%	38%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$36,042	$334	$36,376	51%	30%
Business and Consumer Services	34,822	392	35,214	42	42
Food and Beverage	32,256	930	33,186	57	36
Consumer Hard Goods	13,169	197	13,366	43	33
Leisure(b)	8,784	160	8,944	25	47
Total Consumer & Retail	$125,073	$2,013	$127,086	47%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of March 31, 2024, approximately 91% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 60% secured; unsecured exposure is approximately 80% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $33.3 billion as of March 31, 2024, of which $290 million was considered criticized.

	March 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$16,392	$847	$17,239	56%	26%
Other Oil & Gas(a)	15,839	212	16,051	57	24
Total Oil & Gas(b)	$32,231	$1,059	$33,290	56%	25%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$18,121	$536	$18,657	51%	26%
Other Oil & Gas(a)	15,649	169	15,818	55	22
Total Oil & Gas	$33,770	$705	$34,475	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 38% secured, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 68% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2024 and 2023. Since March 31, 2023, nonaccrual loan exposure increased by $966 million driven by retained loans in Real Estate concentrated in Office and in Healthcare, reflecting downgrades, and in Individuals, predominantly driven by the impact of First Republic, partially offset by a client-specific upgrade in civic organizations.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2024	2023
Beginning balance	$2,714	$2,395
Additions	1,505	672
Reductions:
Paydowns and other	407	267
Gross charge-offs	132	95
Returned to performing status	85	53
Sales	29	52
Total reductions	653	467
Net changes	852	205
Ending balance	$3,566	$2,600

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2024 and 2023. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2024	2023
Loans
Average loans retained	$664,588	$601,401
Gross charge-offs	136	105
Gross recoveries collected	(50)	(22)
Net charge-offs/(recoveries)	86	83
Net charge-off/(recovery) rate	0.05%	0.06%
Modified wholesale loans
The amortized cost of wholesale FDMs was $609 million and $437 million, of which $149 million and $220 million were nonaccrual loan exposure for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

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
Refer to Note 13 of JPMorgan Chase's 2023 Form 10-K for further information on the Firm’s accounting policies for the allowance for credit losses.
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% at both March 31, 2024 and December 31, 2023. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $56.6 billion and $54.9 billion at March 31, 2024 and December 31, 2023, respectively. The increase was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the receivables balances and is not included in the tables below, it is available as security against potential exposure that could arise should the fair value of the client’s derivative contracts move in the Firm’s favor. Refer to Note 4 for additional information on the Firm’s use of collateral agreements for derivative transactions.

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	March 31, 2024	December 31, 2023
Total, net of cash collateral	$56,621	$54,864
Liquid securities and other cash collateral held against derivative receivables	(23,012)	(22,461)
Total, net of liquid securities and other cash collateral	$33,609	$32,403
Other collateral held against derivative receivables	(1,159)	(993)
Total, net of collateral	$32,450	$31,410

Ratings profile of derivative receivables
	March 31, 2024		December 31, 2023
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$25,251	78%	$24,004		76%
Noninvestment-grade	7,199	22	7,406	(a)	24
Total	$32,450	100%	$31,410		100%
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
(in millions)	March 31, 2024	December 31, 2023
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$24,646	$24,157
Derivative receivables	15,742	12,832
Credit derivatives and credit-related notes used in credit portfolio management activities	$40,388	$36,989
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2023 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The Firm's allowance for credit losses generally consists of:
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
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2024 was relatively flat when compared to December 31, 2023, reflecting:
•a net reduction of $142 million in wholesale, which included a net addition associated with net downgrade activity, largely in Real Estate, primarily in CB, which was more than offset by the net impact of changes in the loan and lending-related commitment portfolios, as well as updates to certain macroeconomic variables, and
•a net addition of $44 million in consumer, consisting of:
–$153 million in Card Services, primarily due to seasoning of newer vintages, largely offset by reduced borrower uncertainty, predominantly offset by:
–a $125 million net reduction in Home Lending, primarily driven by improvements in the outlook for home prices.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect downside risks as a result of persistent inflation and tightening financial conditions.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.4% in the first quarter of 2025, and a weighted average U.S. real GDP level that is 1.7% lower than the central case at the end of the second quarter of 2025.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2024
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	3.9%	4.2%	4.1%
YoY growth in U.S. real GDP(b)	2.6%	0.9%	1.2%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2023 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 54-57, Wholesale Credit Portfolio on pages 58-66 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 78-80 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2024				2023
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	331	1,914	136	2,381	235	1,111	105	1,451
Gross recoveries collected	(148)	(227)	(50)	(425)	(103)	(189)	(22)	(314)
Net charge-offs	183	1,687	86	1,956	132	922	83	1,137
Provision for loan losses	56	1,837	(6)	1,887	247	1,222	578	2,047
Other	1	—	(1)	—	—	—	4	4
Ending balance at March 31,	$1,730	$12,600	$8,021	$22,351	$1,666	$11,400	$6,987	$20,053

Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	21	—	(81)	(60)	1	—	(14)	(13)
Other	—	—	2	2	—	—	1	1
Ending balance at March 31,	$96	$—	$1,820	$1,916	$77	$—	$2,293	$2,370

Impairment methodology
Asset-specific(b)	$(873)	$—	$514	$(359)	$(1,030)	$—	$437	$(593)
Portfolio-based	2,603	12,600	7,507	22,710	2,696	11,400	6,550	20,646
Total allowance for loan losses	$1,730	$12,600	$8,021	$22,351	$1,666	$11,400	$6,987	$20,053

Impairment methodology
Asset-specific	$—	$—	$85	$85	$—	$—	$45	$45
Portfolio-based	96	—	1,735	1,831	77	—	2,248	2,325
Total allowance for lending-related commitments	$96	$—	$1,820	$1,916	$77	$—	$2,293	$2,370
Total allowance for investment securities	NA	NA	NA	$154	NA	NA	NA	$90
Total allowance for credit losses(c)(d)	$1,826	$12,600	$9,841	$24,421	$1,743	$11,400	$9,280	$22,513

Memo:
Retained loans, end-of-period	$389,592	$206,740	$667,761	$1,264,093	$300,447	$180,079	$604,324	$1,084,850
Retained loans, average	394,033	204,637	664,588	1,263,258	300,585	180,451	601,401	1,082,437
Credit ratios
Allowance for loan losses to retained loans	0.44%	6.09%	1.20%	1.77%	0.55%	6.33%	1.16%	1.85%
Allowance for loan losses to retained nonaccrual loans(e)	48	NA	274	341	43	NA	316	331
Allowance for loan losses to retained nonaccrual loans excluding credit card	48	NA	274	149	43	NA	316	143
Net charge-off/(recovery) rates	0.19	3.32	0.05	0.62	0.18	2.07	0.06	0.43
(a)Represents the impact to the allowance for loan losses upon the Firm's adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K for further information.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)At March 31, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $274 million and $20 million, respectively, associated with certain accounts receivable in CIB. At March 31, 2023, the Firm also had an allowance for credit losses of $241 million associated with Other assets in Corporate.
(d)As of March 31, 2024, included the allowance for credit losses associated with First Republic.
(e)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	March 31, 2024		December 31, 2023
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$656	25%	$817	25%
Auto and other	1,074	6	1,039	6
Consumer, excluding credit card	1,730	31	1,856	31
Credit card	12,600	16	12,450	16
Total consumer	14,330	47	14,306	47
Secured by real estate	2,938	13	2,997	13
Commercial and industrial	3,508	13	3,519	13
Other	1,575	27	1,598	27
Total wholesale	8,021	53	8,114	53
Total	$22,351	100%	$22,420	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At March 31, 2024, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $568.3 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 35-36 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 44-51 for further information on related liquidity risk. Refer to Market Risk Management on pages 71-76 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of March 31, 2024 and December 31, 2023.

(in billions)	March 31, 2024	December 31, 2023
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$31.1	$28.8
Private equity, various debt and equity instruments, and real assets	10.5	10.5
Total carrying value	$41.6	$39.3
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance. Refer to Note 13 for additional information.
Refer to page 134 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 135–143 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 154 of JPMorgan Chase’s 2023 Form 10-K.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 154 of JPMorgan Chase’s 2023 Form 10-K for information regarding model reviews and approvals.
Refer to page 137 of JPMorgan Chase’s 2023 Form 10-K for further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 140–143 of JPMorgan Chase’s 2023 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2024			December 31, 2023			March 31, 2023
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$35	$30	$39	$35	$31	$40	$56	$45	$71
Foreign exchange	13	8	19	10	7	16	10	6	17
Equities	6	4	13	5	3	9	7	5	10
Commodities and other	7	6	10	8	6	10	15	11	19
Diversification benefit to CIB trading VaR(a)	(29)	NM	NM	(29)	NM	NM	(44)	NM	NM
CIB trading VaR	32	27	40	29	24	35	44	34	55
Credit Portfolio VaR(b)	24	20	28	16	13	26	11	8	17
Diversification benefit to CIB VaR(a)	(15)	NM	NM	(13)	NM	NM	(10)	NM	NM
CIB VaR	41	36	50	32	23	38	45	35	58
CCB VaR	3	1	6	4	1	7	11	6	15
Corporate and other LOB VaR(c)	14	13	15	10	9	15	15	13	17
Diversification benefit to other VaR(a)	(3)	NM	NM	(3)	NM	NM	(8)	NM	NM
Other VaR	14	12	16	11	9	16	18	14	22
Diversification benefit to CIB and other VaR(a)	(7)	NM	NM	(8)	NM	NM	(16)	NM	NM
Total VaR	$48	$43	$58	$35	$26	$44	$47	$37	$57
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
(b)Includes the derivative CVA, hedges of the CVA and credit protection purchased against certain retained loans and lending-related commitments, which are reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not reported at fair value. In line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
(c)Includes average AWM VaR of $9 million for the period ended March 31, 2024 associated with credit protection purchased against certain retained loans and lending-related commitments, which are reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not reported at fair value. Also includes a legacy private equity position in Corporate which is publicly traded.
Quarter over quarter results
Average total VaR increased by $13 million for the three months ended March 31, 2024, when compared with December 31, 2023, predominantly driven by credit protection purchased against certain retained loans and lending-related commitments within Credit Portfolio VaR and Corporate and other LOB VaR.
Year over year results
Average total VaR increased by $1 million for the three months ended March 31, 2024, compared with the same period in the prior year driven by credit protection purchased against certain retained loans and lending-related commitments within Credit Portfolio VaR and Corporate and other LOB VaR, predominantly offset by market volatility rolling out of the one-year historical look-back period which had impacted fixed income and commodities.
The following graph presents daily Risk Management VaR for the five trailing quarters.
Daily Risk Management VaR

First Quarter 2023	Second Quarter 2023	Third Quarter 2023	Fourth Quarter 2023	First Quarter 2024

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
For the 12 months ended March 31, 2024, the Firm posted backtesting gains on 144 of the 258 days, and observed eleven VaR backtesting exceptions. For the three months ended March 31, 2024, the Firm posted backtesting gains on 49 of the 64 days, and did not observe any VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended March 31, 2024. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
Refer to the table on page 136 of JPMorgan Chase’s 2023 Form 10-K for a summary by LOB and Corporate identifying positions included in earnings-at-risk.
Earnings-at-Risk
One way that the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and, in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long-term debt and any related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 136 of JPMorgan Chase’s 2023 Form 10-K. These simulations exclude hedges of exposure from non-U.S. dollar foreign exchange risk arising from the Firm’s capital investments. The inclusion of the hedges in these simulations would increase U.S. dollar sensitivities and decrease non-U.S. dollar sensitivities. Refer to non-U.S. dollar foreign exchange risk on page 143 of JPMorgan Chase’s 2023 Form 10-K for more information.
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
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. The Firm is currently evaluating updates to deposit rates paid used in its earnings-at-risk scenarios considering observed pricing and client and customer behavior. In the current environment, incorporating these updated deposit rates paid would affect the U.S. dollar scenarios, with higher interest rate scenarios expected to result in an increase in positive sensitivity, and lower interest rate scenarios expected to result in an increase in negative sensitivity, with respect to the Firm’s earnings-at-risk. While a relevant measure of the Firm’s interest rate exposure, the earnings-at-risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 8 for additional information).

The Firm’s U.S. dollar and non-U.S. dollar sensitivities are presented in the table below.

(In billions)	March 31, 2024	December 31, 2023
U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$2.1	$2.4
-100 bps shift in rates	(1.6)	(2.1)
+200 bps shift in rates	4.0	4.8
-200 bps shift in rates	(3.3)	(4.6)
Steeper yield curve:
+100 bps shift in long-term rates	0.6	0.6
-100 bps shift in short-term rates	(1.0)	(1.5)
Flatter yield curve:
+100 bps shift in short-term rates	1.4	1.8
-100 bps shift in long-term rates	(0.6)	(0.5)
Non-U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$0.7	$0.7
-100 bps shift in rates	(0.7)	(0.7)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates.
The change in the Firm’s U.S. dollar sensitivities as of March 31, 2024 compared to December 31, 2023 primarily reflected the impact of changes in the Firm’s balance sheet.
As of March 31, 2024, the Firm’s sensitivity to the +/-100 basis points parallel shift in rates is primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing.

Economic Value Sensitivity
In addition to earnings-at-risk, which is measured as a sensitivity to a baseline of earnings over the next 12 months, the Firm also measures Economic Value Sensitivity (“EVS”). EVS stress tests the longer-term economic value of equity by measuring the sensitivity of the Firm’s current balance sheet, primarily retained loans, deposits, debt and investment securities as well as related hedges, under various interest rate scenarios. The Firm's pricing and cash flow assumptions associated with deposits, as well as prepayment assumptions for loans and securities, are significant factors in the EVS measure. In accordance with the CTC interest rate risk management policy, the Firm has established limits on EVS as a percentage of TCE.
Certain assumptions used in the EVS measure may differ from those required in the fair value disclosure. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 101 in Note 2 financial instruments that are not carried at fair value on the Consolidated balance sheets.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and credit and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 136 of JPMorgan Chase’s 2023 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2024 and December 31, 2023, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2024	December 31, 2023
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(60)	$(61)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,042)	(1,044)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(12)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	19	16
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(3)	(3)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	—	—
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	47	46
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	—
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	—
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
Refer to pages 144–145 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the Firm’s country risk management.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2024 and their comparative exposures as of December 31, 2023. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The Firm continues to monitor its exposure to Russia which was approximately $350 million as of March 31, 2024, driven by cash placed with the central bank. This amount excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. See Note 24 on pages 167-168 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	March 31, 2024					December 31, 2023(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$77.5	$13.9	$3.6	$0.7	$95.7	$84.8
United Kingdom	32.1	23.2	10.2	1.7	67.2	77.1
Japan	34.9	2.6	2.9	0.4	40.8	36.0
Canada	1.6	11.5	4.8	0.2	18.1	16.0
Australia	6.7	6.7	1.7	—	15.1	18.3
Brazil	2.6	4.9	7.2	—	14.7	16.7
China	2.4	6.2	5.4	0.1	14.1	14.0
France	0.5	10.5	1.7	0.8	13.5	10.1
India	1.3	4.3	6.8	0.4	12.8	9.7
Switzerland	5.0	3.6	0.9	1.9	11.4	10.9
South Korea	0.7	3.0	4.8	0.4	8.9	7.8
Saudi Arabia	0.9	4.9	2.3	—	8.1	7.7
Singapore	1.9	2.4	3.2	0.3	7.8	9.8
Mexico	0.4	3.5	3.7	—	7.6	8.2
Belgium	4.9	1.7	0.4	—	7.0	8.0
Italy	0.1	6.2	(0.1)	0.2	6.4	6.0
Netherlands	—	6.5	(1.9)	0.3	4.9	5.6
Spain	0.3	4.6	(0.4)	—	4.5	6.3
United Arab Emirates	0.1	2.4	1.7	—	4.2	3.6
Luxembourg	0.9	2.0	1.3	—	4.2	4.0
(a)Country exposures presented in the table reflect 88% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at March 31, 2024 and December 31, 2023, respectively.
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
(f)The country rankings presented in the table as of December 31, 2023, are based on the country rankings of the corresponding exposures at March 31, 2024, not actual rankings of such exposures at December 31, 2023.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2023 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses, and Allowance for credit losses on pages 67-69 and Note 12 of this Form 10-Q for further information.
One of the most significant judgments involved in estimating the Firm’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the eight-quarter forecast period within the Firm’s methodology. The eight-quarter forecast incorporates hundreds of macroeconomic variables ("MEVs") that are relevant for exposures across the Firm, with modeled credit losses being driven primarily by a subset of less than twenty variables. The specific variables that have the greatest effect on the modeled losses vary by portfolio and geography.
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
As a result of the First Republic acquisition, the Firm recorded an allowance for credit losses for the loans acquired and lending-related commitments assumed as of May 1, 2023. Given the differences in risk rating methodologies for the First Republic portfolio, and the ongoing integration of products and systems, the allowance for credit losses for the acquired wholesale portfolio was measured based on other facilities underwritten by the Firm with similar risk characteristics and not based on modeled estimates. As such, the First Republic wholesale portfolio is excluded from the modeled estimates sensitivity analysis below. The allowance for credit losses for predominantly all of the consumer portfolio was measured using the Firm’s modeled approach, as the consumer portfolio is predominantly residential real estate that has more commonly defined risk characteristics including loan to value ratio and credit score, and therefore is reflected in the sensitivity analysis below. Refer to Note 26 for additional information on the First Republic acquisition.
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
For example, compared to the Firm’s central scenario shown on page 143 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.2% higher over the eight-quarter forecast, with a peak difference of approximately 2.9% in the first quarter of 2025.

This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of March 31, 2024, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2024, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $800 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.2 billion for credit card loans
▪An increase of approximately $3.7 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2024.
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

March 31, 2024 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$324,418	$—
Securities borrowed	84,258	—
Trading assets:
Trading–debt and equity instruments	697,741	2,356
Derivative receivables(a)	56,621	10,056
Total trading assets	754,362	12,412
AFS securities	236,152	—
Loans	39,046	2,901
MSRs	8,605	8,605
Other	14,639	811
Total assets measured at fair value on a recurring basis	1,461,480	24,729
Total assets measured at fair value on a nonrecurring basis	1,561	681
Total assets measured at fair value	$1,463,041	$25,410
Total Firm assets	$4,090,727
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $10.1 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $13.2 billion at both March 31, 2024 and December 31, 2023, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 157-158 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 158 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. Refer to Goodwill impairment on page 157 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2024.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

ACCOUNTING AND REPORTING DEVELOPMENTS

FASB Standards Adopted since January 1, 2024
Standard	Summary of guidance	Effects on financial statements
Fair Value Measurement: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions Issued June 2022
•Clarifies that a contractual sale restriction is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.
•Requires disclosure for investments in equity securities subject to contractual sale restrictions, including: 1) fair value of these investments, 2) nature and remaining duration of the restriction(s) and 3) circumstances that could cause a lapse in the restriction(s).
•Adopted prospectively on January 1, 2024, with no impact to the Firm’s consolidated financial statements.
Investments - Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method Issued March 2023
•Expands the ability to elect proportional amortization on a program-by-program basis, for additional types of tax-oriented investments (beyond affordable housing tax credit investments).
•May be adopted using a full retrospective method, or a modified retrospective method wherein the effect of adoption is reflected as an adjustment to retained earnings at the effective date.
•Adopted under the modified retrospective method on January 1, 2024. •Refer to Note 1 for further information.
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

•Required effective date: Annual financial statements for the year ending December 31, 2024 and for interim financial statements thereafter.(a)
•The Firm is currently assessing the potential impact on its segment disclosures.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Revenue
Investment banking fees	$1,954	$1,649
Principal transactions	6,790	7,615
Lending- and deposit-related fees	1,902	1,620
Asset management fees	4,146	3,465
Commissions and other fees	1,805	1,695
Investment securities losses	(366)	(868)
Mortgage fees and related income	275	221
Card income	1,218	1,234
Other income	1,128	1,007
Noninterest revenue	18,852	17,638
Interest income	47,438	37,004
Interest expense	24,356	16,293
Net interest income	23,082	20,711
Total net revenue	41,934	38,349

Provision for credit losses	1,884	2,275

Noninterest expense
Compensation expense	13,118	11,676
Occupancy expense	1,211	1,115
Technology, communications and equipment expense	2,421	2,184
Professional and outside services	2,548	2,448
Marketing	1,160	1,045
Other expense	2,299	1,639
Total noninterest expense	22,757	20,107
Income before income tax expense	17,293	15,967
Income tax expense	3,874	3,345
Net income	$13,419	$12,622
Net income applicable to common stockholders	$12,942	$12,193
Net income per common share data
Basic earnings per share	$4.45	$4.11
Diluted earnings per share	4.44	4.10

Weighted-average basic shares	2,908.3	2,968.5
Weighted-average diluted shares	2,912.8	2,972.7
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Net income	$13,419	$12,622
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	141	2,212
Translation adjustments, net of hedges	(204)	197
Fair value hedges	(21)	(21)
Cash flow hedges	(889)	798
Defined benefit pension and OPEB plans	26	(55)
DVA on fair value option elected liabilities	(249)	(208)
Total other comprehensive income/(loss), after–tax	(1,196)	2,923
Comprehensive income	$12,223	$15,545
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$22,750	$29,066
Deposits with banks	539,366	595,085
Federal funds sold and securities purchased under resale agreements (included $324,418 and $259,813 at fair value)	330,559	276,152
Securities borrowed (included $84,258 and $70,086 at fair value)	198,336	200,436
Trading assets (included assets pledged of $180,196 and $128,994)	754,409	540,607
Available-for-sale securities (amortized cost of $239,813 and $205,456; included assets pledged of $10,806 and $9,219)	236,152	201,704
Held-to-maturity securities	334,527	369,848
Investment securities, net of allowance for credit losses	570,679	571,552
Loans (included $39,046 and $38,851 at fair value)	1,309,616	1,323,706
Allowance for loan losses	(22,351)	(22,420)
Loans, net of allowance for loan losses	1,287,265	1,301,286
Accrued interest and accounts receivable	129,823	107,363
Premises and equipment	30,279	30,157
Goodwill, MSRs and other intangible assets	64,374	64,381
Other assets (included $15,645 and $12,306 at fair value and assets pledged of $9,811 and $6,764)	162,887	159,308
Total assets(a)	$4,090,727	$3,875,393
Liabilities
Deposits (included $80,578 and $78,384 at fair value)	$2,428,409	$2,400,688
Federal funds purchased and securities loaned or sold under repurchase agreements (included $264,554 and $169,003 at fair value)	325,670	216,535
Short-term borrowings (included $22,856 and $20,042 at fair value)	46,268	44,712
Trading liabilities	228,327	180,428
Accounts payable and other liabilities (included $8,917 and $5,637 at fair value)	301,469	290,307
Beneficial interests issued by consolidated VIEs (included $1 and $1 at fair value)	28,075	23,020
Long-term debt (included $92,730 and $87,924 at fair value)	395,872	391,825
Total liabilities(a)	3,754,090	3,547,515
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,990,375 and 2,740,375 shares)	29,900	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	89,903	90,128
Retained earnings	342,414	332,901
Accumulated other comprehensive losses	(11,639)	(10,443)
Treasury stock, at cost (1,233,266,016 and 1,228,275,301 shares)	(118,046)	(116,217)
Total stockholders’ equity	336,637	327,878
Total liabilities and stockholders’ equity	$4,090,727	$3,875,393
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2024 and December 31, 2023. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	March 31, 2024	December 31, 2023
Assets
Trading assets	$2,229	$2,170
Loans	40,059	37,611
All other assets	648	591
Total assets	$42,936	$40,372
Liabilities
Beneficial interests issued by consolidated VIEs	$28,075	$23,020
All other liabilities	282	263
Total liabilities	$28,357	$23,283
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2024	2023
Preferred stock
Balance at the beginning of the period	$27,404	$27,404
Issuance	2,496	—
Redemption	—	—
Balance at March 31	29,900	27,404

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,128	89,044
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(225)	111
Balance at March 31	89,903	89,155

Retained earnings
Balance at the beginning of the period	332,901	296,456
Cumulative effect of change in accounting principles	(161)	449
Net income	13,419	12,622
Dividends declared:
Preferred stock	(397)	(356)
Common stock ($1.15 and $1.00 per share, respectively)	(3,348)	(2,963)
Balance at March 31	342,414	306,208

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(10,443)	(17,341)
Other comprehensive income/(loss), after-tax	(1,196)	2,923
Balance at March 31	(11,639)	(14,418)

Treasury stock, at cost
Balance at the beginning of the period	(116,217)	(107,336)
Repurchase	(2,858)	(2,955)
Reissuance	1,029	919
Balance at March 31	(118,046)	(109,372)

Total stockholders’ equity	$336,637	$303,082
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Operating activities
Net income	$13,419	$12,622
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,884	2,275
Depreciation and amortization	2,004	1,649
Deferred tax (benefit)/expense	(989)	(606)
Bargain purchase gain associated with the First Republic acquisition	16	—
Other	673	1,738
Originations and purchases of loans held-for-sale	(49,575)	(22,009)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	47,308	20,873
Net change in:
Trading assets	(211,226)	(117,067)
Securities borrowed	2,099	(10,460)
Accrued interest and accounts receivable	(22,557)	9,823
Other assets	9,406	14,129
Trading liabilities	41,064	3,200
Accounts payable and other liabilities	11,611	(27,847)
Other operating adjustments	705	439
Net cash (used in) operating activities	(154,158)	(111,241)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(54,371)	(1,317)
Held-to-maturity securities:
Proceeds from paydowns and maturities	35,518	9,258
Purchases	(479)	(3,621)
Available-for-sale securities:
Proceeds from paydowns and maturities	10,356	11,018
Proceeds from sales	28,451	34,554
Purchases	(76,265)	(26,490)
Proceeds from sales and securitizations of loans held-for-investment	13,498	9,230
Other changes in loans, net	876	(2,257)
All other investing activities, net	(963)	(6,581)
Net cash provided by/(used in) investing activities	(43,379)	23,794
Financing activities
Net change in:
Deposits	25,009	33,683
Federal funds purchased and securities loaned or sold under repurchase agreements	109,140	43,722
Short-term borrowings	1,443	(1,876)
Beneficial interests issued by consolidated VIEs	2,664	3,001
Proceeds from long-term borrowings	29,387	8,750
Payments of long-term borrowings	(21,253)	(16,171)
Proceeds from issuance of preferred stock	2,500	—
Treasury stock repurchased	(2,832)	(2,690)
Dividends paid	(3,493)	(3,374)
All other financing activities, net	(1,397)	(488)
Net cash provided by financing activities	141,168	64,557
Effect of exchange rate changes on cash and due from banks and deposits with banks	(5,666)	1,656
Net decrease in cash and due from banks and deposits with banks	(62,035)	(21,234)
Cash and due from banks and deposits with banks at the beginning of the period	624,151	567,234
Cash and due from banks and deposits with banks at the end of the period	$562,116	$546,000
Cash interest paid	$22,864	$15,287
Cash income taxes paid, net	1,585	1,382
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 176-181 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the FDIC. The Firm continues to convert certain operations, and to integrate clients, products and services associated with the First Republic acquisition, to align with the Firm’s businesses and operations. Accordingly, reporting classification and internal risk rating profiles in the wholesale portfolio may change in future periods. Refer to Note 26 for additional information on the First Republic acquisition.
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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2023 Form 10-K.
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
Refer to Notes 1 and 14 of JPMorgan Chase’s 2023 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing balances to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K for further information on offsetting assets and liabilities.
Accounting standard adopted January 1, 2024
Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
The guidance expanded the types of tax-oriented investments, beyond affordable housing tax credit investments, that the Firm can elect on a program by program basis, to be accounted for using the proportional amortization method. This method requires the cost of eligible investments, within an elected program, to be amortized in proportion to the tax benefits received with the resulting amortization reported directly in income tax expense, which aligns with the associated tax credits and other tax benefits. Eligible investments must meet certain criteria, including that substantially all of the return is from income tax credits and other income tax benefits.
This guidance was adopted on January 1, 2024 under the modified retrospective method. The adoption of this guidance resulted in a change to the classification and timing of the amortization associated with certain of the Firm's alternative energy tax-oriented investments. As a result of the adoption, the amortization of these investments that was previously recognized in other income is now being recognized in income tax expense. The change in accounting resulted in a decrease to retained earnings of $161 million and increased the Firm’s income tax expense and the effective tax rate by approximately $450 million and two percentage points, respectively, for the three months ended March 31, 2024, with no material impact to net income.

The guidance requires additional disclosure for all investments that generate income tax credits and other income tax benefits from a tax-oriented investment program for which the Firm has elected to apply the proportional amortization method. The guidance also requires a reevaluation of eligible investments when significant modifications or events occur that result in a change in the nature of the investment or a change in the Firm's relationship with the underlying project.
Refer to Note 5 and Note 13 for additional information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2024 and December 31, 2023, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

March 31, 2024 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$324,418	$—	$—	$324,418
Securities borrowed	—	84,258	—	—	84,258
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	99,292	729	—	100,021
Residential – nonagency	—	1,873	8	—	1,881
Commercial – nonagency	—	1,089	12	—	1,101
Total mortgage-backed securities	—	102,254	749	—	103,003
U.S. Treasury, GSEs and government agencies(a)	184,768	10,418	—	—	195,186
Obligations of U.S. states and municipalities	—	5,781	7	—	5,788
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,626	—	—	3,626
Non-U.S. government debt securities	32,609	70,891	173	—	103,673
Corporate debt securities	—	37,925	570	—	38,495
Loans	—	8,796	531	—	9,327
Asset-backed securities	—	2,687	14	—	2,701
Total debt instruments	217,377	242,378	2,044	—	461,799
Equity securities	215,191	487	203	—	215,881
Physical commodities(b)	1,612	995	2	—	2,609
Other	—	17,345	107	—	17,452
Total debt and equity instruments(c)	434,180	261,205	2,356	—	697,741
Derivative receivables:
Interest rate	1,287	231,904	4,811	(212,474)	25,528
Credit	—	9,518	1,212	(9,999)	731
Foreign exchange	153	182,868	847	(165,780)	18,088
Equity	—	80,591	2,913	(76,459)	7,045
Commodity	—	17,521	273	(12,565)	5,229
Total derivative receivables	1,440	522,402	10,056	(477,277)	56,621
Total trading assets(d)	435,620	783,607	12,412	(477,277)	754,362
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	10	71,227	—	—	71,237
Residential – nonagency	—	2,961	—	—	2,961
Commercial – nonagency	—	2,659	—	—	2,659
Total mortgage-backed securities	10	76,847	—	—	76,857
U.S. Treasury and government agencies	110,642	134	—	—	110,776
Obligations of U.S. states and municipalities	—	18,811	—	—	18,811
Non-U.S. government debt securities	12,463	7,416	—	—	19,879
Corporate debt securities	—	89	—	—	89
Asset-backed securities:
Collateralized loan obligations	—	7,164	—	—	7,164
Other(a)	—	2,576	—	—	2,576
Total available-for-sale securities	123,115	113,037	—	—	236,152
Loans(e)	—	36,145	2,901	—	39,046
Mortgage servicing rights	—	—	8,605	—	8,605
Other assets(d)	9,772	4,056	811	—	14,639
Total assets measured at fair value on a recurring basis	$568,507	$1,345,521	$24,729	$(477,277)	$1,461,480
Deposits	$—	$78,523	$2,055	$—	$80,578
Federal funds purchased and securities loaned or sold under repurchase agreements	—	264,554	—	—	264,554
Short-term borrowings	—	20,650	2,206	—	22,856
Trading liabilities:
Debt and equity instruments(c)	157,774	34,513	37	—	192,324
Derivative payables:
Interest rate	1,588	221,085	4,011	(214,678)	12,006
Credit	—	11,788	952	(11,590)	1,150
Foreign exchange	155	180,125	823	(171,096)	10,007
Equity	—	84,983	5,694	(84,110)	6,567
Commodity	—	18,103	776	(12,606)	6,273
Total derivative payables	1,743	516,084	12,256	(494,080)	36,003
Total trading liabilities	159,517	550,597	12,293	(494,080)	228,327
Accounts payable and other liabilities	7,076	1,793	48	—	8,917
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	64,052	28,678	—	92,730
Total liabilities measured at fair value on a recurring basis	$166,593	$980,170	$45,280	$(494,080)	$697,963

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2023 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$259,813	$—	$—	$259,813
Securities borrowed	—	70,086	—	—	70,086
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,840	758	—	74,598
Residential – nonagency	—	1,921	5	—	1,926
Commercial – nonagency	—	1,362	12	—	1,374
Total mortgage-backed securities	—	77,123	775	—	77,898
U.S. Treasury, GSEs and government agencies(a)	133,997	9,998	—	—	143,995
Obligations of U.S. states and municipalities	—	5,858	10	—	5,868
Certificates of deposit, bankers’ acceptances and commercial paper	—	756	—	—	756
Non-U.S. government debt securities	24,846	55,557	179	—	80,582
Corporate debt securities	—	32,854	484	—	33,338
Loans	—	7,872	684	—	8,556
Asset-backed securities	—	2,199	6	—	2,205
Total debt instruments	158,843	192,217	2,138	—	353,198
Equity securities	107,926	679	127	—	108,732
Physical commodities(b)	2,479	3,305	7	—	5,791
Other	—	17,879	101	—	17,980
Total debt and equity instruments(c)	269,248	214,080	2,373	—	485,701
Derivative receivables:
Interest rate	2,815	243,578	4,298	(224,367)	26,324
Credit	—	8,644	1,010	(9,103)	551
Foreign exchange	149	204,737	889	(187,756)	18,019
Equity	—	55,167	2,522	(52,761)	4,928
Commodity	—	15,234	205	(10,397)	5,042
Total derivative receivables	2,964	527,360	8,924	(484,384)	54,864
Total trading assets(d)	272,212	741,440	11,297	(484,384)	540,565
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	85,170	—	—	85,170
Residential – nonagency	—	3,639	—	—	3,639
Commercial – nonagency	—	2,803	—	—	2,803
Total mortgage-backed securities	—	91,612	—	—	91,612
U.S. Treasury and government agencies	57,683	122	—	—	57,805
Obligations of U.S. states and municipalities	—	21,367	—	—	21,367
Non-U.S. government debt securities	13,095	8,187	—	—	21,282
Corporate debt securities	—	100	—	—	100
Asset-backed securities:
Collateralized loan obligations	—	6,752	—	—	6,752
Other(a)	—	2,786	—	—	2,786
Total available-for-sale securities	70,778	130,926	—	—	201,704
Loans(e)	—	35,772	3,079	—	38,851
Mortgage servicing rights	—	—	8,522	—	8,522
Other assets(d)	6,635	3,929	758	—	11,322
Total assets measured at fair value on a recurring basis	$349,625	$1,241,966	$23,656	$(484,384)	$1,130,863
Deposits	$—	$76,551	$1,833	$—	$78,384
Federal funds purchased and securities loaned or sold under repurchase agreements	—	169,003	—	—	169,003
Short-term borrowings	—	18,284	1,758	—	20,042
Trading liabilities:
Debt and equity instruments(c)	107,292	32,252	37	—	139,581
Derivative payables:
Interest rate	4,409	232,277	3,796	(228,586)	11,896
Credit	—	11,293	745	(10,949)	1,089
Foreign exchange	147	211,289	827	(199,643)	12,620
Equity	—	60,887	4,924	(56,443)	9,368
Commodity	—	15,894	484	(10,504)	5,874
Total derivative payables	4,556	531,640	10,776	(506,125)	40,847
Total trading liabilities	111,848	563,892	10,813	(506,125)	180,428
Accounts payable and other liabilities	3,968	1,617	52	—	5,637
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	60,198	27,726	—	87,924
Total liabilities measured at fair value on a recurring basis	$115,816	$889,546	$42,182	$(506,125)	$541,419
(a)At March 31, 2024 and December 31, 2023, included total U.S. GSE obligations of $103.8 billion and $78.5 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2024 and December 31, 2023, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.1 billion and $1.0 billion, respectively. Included in these balances at March 31, 2024 and December 31, 2023, were trading assets of $47 million and $42 million, respectively, and other assets of $1.0 billion and $984 million, respectively.
(e)At both March 31, 2024 and December 31, 2023, included $10.2 billion of residential first-lien mortgages and $6.0 billion of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $3.4 billion and $2.9 billion, respectively.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
Level 3 valuations
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

Level 3 inputs(a)
March 31, 2024
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,599	Discounted cash flows	Yield	0%	68%	7%
			Prepayment speed	3%	12%	9%
			Conditional default rate	0%	6%	0%
			Loss severity	0%	110%	3%
Commercial mortgage-backed securities and loans(c)	1,387	Market comparables	Price	$0	$90	$80
Corporate debt securities	570	Market comparables	Price	$0	$243	$100
Loans(d)	1,195	Market comparables	Price	$0	$111	$80
Non-U.S. government debt securities	173	Market comparables	Price	$2	$108	$92
Net interest rate derivatives	798	Option pricing	Interest rate volatility	25bps	420bps	116bps
			Interest rate spread volatility	37bps	77bps	64bps
			Bermudan switch value	0%	52%	20%
			Interest rate correlation	(82)%	90%	19%
			IR-FX correlation	(35)%	60%	4%
	2	Discounted cash flows	Prepayment speed	0%	20%	6%
Net credit derivatives	230	Discounted cash flows	Credit correlation	24%	68%	46%
			Credit spread	0bps	2,999bps	263bps
			Recovery rate	10%	90%	49%
	30	Market comparables	Price	$0	$115	$72
Net foreign exchange derivatives	83	Option pricing	IR-FX correlation	(40)%	60%	22%
	(59)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	17%	7%
Net equity derivatives	(2,781)	Option pricing	Forward equity price(h)	76%	152%	101%
			Equity volatility	4%	137%	32%
			Equity correlation	1%	100%	57%
			Equity-FX correlation	(88)%	65%	(31)%
			Equity-IR correlation	(40)%	25%	3%
Net commodity derivatives	(503)	Option pricing	Oil commodity forward	$91 / BBL	$277 / BBL	$184 / BBL
			Natural gas commodity forward	$0 / MMBTU	$9 / MMBTU	$5 / MMBTU
			Commodity volatility	15%	24%	19%
			Commodity correlation	(35)%	96%	31%
MSRs	8,605	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	31,734	Option pricing	Interest rate volatility	25bps	420bps	116bps
			Bermudan switch value	0%	52%	20%
			Interest rate correlation	(82)%	90%	19%
			IR-FX correlation	(35)%	60%	4%
			Equity volatility	1%	134%	26%
			Equity correlation	1%	100%	57%
			Equity-FX correlation	(88)%	65%	(31)%
			Equity-IR correlation	(40)%	25%	3%
	1,205	Discounted cash flows	Credit correlation	24%	68%	46%
			Credit spread	1bps	2,501bps	80bps
			Recovery rate	20%	60%	39%
			Yield	5%	20%	12%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,059
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $729 million, nonagency securities of $8 million and non-trading loans of $862 million.
(c)Comprises nonagency securities of $12 million, trading loans of $65 million and non-trading loans of $1.3 billion.
(d)Comprises trading loans of $466 million and non-trading loans of $729 million.
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
(f)Includes equity securities of $783 million including $580 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2024 and 2023. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2024	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	758	1		1	(17)		(21)	7	—	729	1
Residential – nonagency	5	(1)		—	—		—	4	—	8	(1)
Commercial – nonagency	12	(1)		1	—		—	—	—	12	(1)
Total mortgage-backed securities	775	(1)		2	(17)		(21)	11	—	749	(1)
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	5		51	(67)		—	7	(2)	173	(4)
Corporate debt securities	484	11		214	(95)		(30)	4	(18)	570	12
Loans	684	5		143	(199)		(31)	62	(133)	531	5
Asset-backed securities	6	—		1	—		—	7	—	14	—
Total debt instruments	2,138	20		411	(378)		(84)	91	(154)	2,044	12
Equity securities	127	6		81	(30)		—	24	(5)	203	7
Physical commodities	7	(2)		—	—		(3)	—	—	2	(2)
Other	101	11		27	—		(32)	—	—	107	4
Total trading assets – debt and equity instruments	2,373	35	(c)	519	(408)		(119)	115	(159)	2,356	21	(c)
Net derivative receivables:(b)
Interest rate	502	(328)		53	(43)		484	129	3	800	(399)
Credit	265	(25)		—	(15)		14	(6)	27	260	87
Foreign exchange	62	3		34	(38)		(122)	(53)	138	24	67
Equity	(2,402)	(652)		321	(608)		331	(49)	278	(2,781)	(442)
Commodity	(279)	(176)		10	(68)		7	2	1	(503)	(182)
Total net derivative receivables	(1,852)	(1,178)	(c)	418	(772)		714	23	447	(2,200)	(869)	(c)
Available-for-sale securities:
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	3,079	37	(c)	60	(22)		(392)	303	(164)	2,901	35	(c)
Mortgage servicing rights	8,522	278	(e)	60	5		(260)	—	—	8,605	278	(e)
Other assets	758	29	(c)	47	(9)		(14)	—	—	811	28	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2024	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,833	$(29)	(c)(f)	$—	$—	$527	$(203)	$—	$(73)	$2,055	$(25)	(c)(f)
Short-term borrowings	1,758	1	(c)(f)	—	—	1,645	(1,197)	—	(1)	2,206	8	(c)(f)
Trading liabilities – debt and equity instruments	37	(3)	(c)	(1)	2	—	—	3	(1)	37	(2)	(c)
Accounts payable and other liabilities	52	(4)	(c)	(3)	3	—	—	—	—	48	(4)	(c)
Long-term debt	27,726	551	(c)(f)	—	—	4,503	(3,851)	17	(268)	28,678	500	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2023	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	7		25	(7)		(24)	—	(3)	757	7
Residential – nonagency	5	1		—	—		(2)	1	—	5	1
Commercial – nonagency	7	1		—	—		(1)	3	—	10	1
Total mortgage-backed securities	771	9		25	(7)		(27)	4	(3)	772	9
Obligations of U.S. states and municipalities	7	—		—	(1)		—	—	—	6	—
Non-U.S. government debt securities	155	11		50	(47)		—	—	—	169	13
Corporate debt securities	463	24		49	(17)		—	23	(4)	538	20
Loans	759	8		436	(62)		(95)	23	(143)	926	8
Asset-backed securities	23	—		1	(2)		(1)	1	(15)	7	—
Total debt instruments	2,178	52		561	(136)		(123)	51	(165)	2,418	50
Equity securities	665	(31)		58	(71)		—	36	(76)	581	(2)
Physical commodities	2	—		—	—		(2)	—	—	—	—
Other	64	(21)		94	—		2	1	—	140	1
Total trading assets – debt and equity instruments	2,909	—		713	(207)		(123)	88	(241)	3,139	49	(c)
Net derivative receivables:(b)
Interest rate	701	346		35	(50)		(22)	(165)	(91)	754	461
Credit	13	246		3	(3)		171	24	(2)	452	239
Foreign exchange	489	89		28	(41)		(75)	64	(9)	545	126
Equity	(384)	171		318	(687)		—	111	(414)	(885)	308
Commodity	(146)	8		4	(67)		(127)	1	40	(287)	(31)
Total net derivative receivables	673	860	(c)	388	(848)		(53)	35	(476)	579	1,103	(c)
Available-for-sale securities:
Corporate debt securities	239	11		—	—		—	—	—	250	11
Total available-for-sale securities	239	11	(d)	—	—		—	—	—	250	11	(d)
Loans	1,418	26	(c)	148	(66)		(95)	157	(109)	1,479	16	(c)
Mortgage servicing rights	7,973	(11)	(e)	31	2		(240)	—	—	7,755	(11)	(e)
Other assets	405	5	(c)	12	—		(16)	—	—	406	5	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2023	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$48	(c)(f)	$—	$—	$128	$(67)	$—	$(63)	$2,208	$48	(c)(f)
Short-term borrowings	1,401	90	(c)(f)	—	—	1,051	(1,132)	—	—	1,410	20	(c)(f)
Trading liabilities – debt and equity instruments	84	(12)	(c)	(27)	8	—	—	12	(2)	63	1	(c)
Accounts payable and other liabilities	53	(1)	(c)	—	4	—	—	—	—	56	(1)	(c)
Long-term debt	24,092	1,356	(c)(f)	—	—	2,733	(2,975)	91	(70)	25,227	1,447	(c)(f)

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both March 31, 2024 and December 31, 2023. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 6% and 8% at March 31, 2024 and December 31, 2023, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the three months ended March 31, 2024 and 2023.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2024 and 2023. Unrealized (gains)/losses are reported in OCI, and were not material for the three months ended March 31, 2024 and 2023.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2023, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 99 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2024
Level 3 assets were $24.7 billion at March 31, 2024, reflecting an increase of $1.1 billion from December 31, 2023.
The increase for the three months ended March 31, 2024 was driven by:
•$1.1 billion increase in gross derivative receivables due to gains and purchases largely offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2024, and March 31, 2023 there were no significant transfers from level 2 into level 3.
For the three months ended March 31, 2024, there were no significant transfers from level 3 into level 2.
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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 95-98 for further information on these instruments.
Three months ended March 31, 2024
•$799 million of net losses on assets, predominantly driven by losses in net equity derivative receivables due to market movements.
•$516 million of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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

	Three months ended March 31,
(in millions)	2024	2023
Credit and funding adjustments:
Derivatives CVA	$76	$55
Derivatives FVA	57	(8)
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2024 and 2023, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2024 and 2023, by major product category and fair value hierarchy.

	Fair value hierarchy			Total fair value
March 31, 2024 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$871	$468	$1,339
Other assets(a)	—	9	213	222
Total assets measured at fair value on a nonrecurring basis	$—	$880	$681	$1,561
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—

	Fair value hierarchy			Total fair value
March 31, 2023 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$709	$833	$1,542
Other assets	—	22	179	201
Total assets measured at fair value on a nonrecurring basis	$—	$731	$1,012	$1,743
Accounts payable and other liabilities	—	—	3	3
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$3	$3
(a)Included impairments on certain equity method investments, as well as equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $213 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2024, $191 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2024 and 2023, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2024	2023
Loans	$(60)	$(37)
Other assets(a)	(41)	(65)
Accounts payable and other liabilities	—	(3)
Total nonrecurring fair value gains/(losses)	$(101)	$(105)
(a)Included $(39) million and $(61) million for the three months ended March 31, 2024 and 2023, respectively, of net gains/(losses) as a result of the measurement alternative. The current period also included impairments on certain equity method investments.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2024 and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended March 31,
As of or for the period ended, (in millions)	2024	2023
Other assets
Carrying value(a)	$4,467	$3,910
Upward carrying value changes(b)	20	35
Downward carrying value changes/impairment(c)	(59)	(96)
(a)The carrying value as of December 31, 2023 was $4.5 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and March 31, 2024 were $1.2 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2024 were $(1.3) billion.
Included in other assets above is the Firm’s interest in approximately 37.2 million Visa B-1 shares which is held in the Firm's principal investment portfolio. These shares are subject to certain transfer restrictions and are convertible into Visa Class A common stock (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-1 shares to Visa A shares was 1.5875 at March 31, 2024 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of March 31, 2024, there is significant uncertainty regarding when the transfer restrictions on Visa B-1 shares may be terminated and what the final conversion rate for the Visa B-1 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-1 shares are not considered to be similar to Visa A shares, and they continue to be held at their nominal carrying value.
On January 24, 2024, Visa filed a Current Report on Form 8-K with the SEC announcing that Visa’s stockholders had approved amendments to its Certificate of Incorporation that redenominated the Visa Class B common stock to Visa Class B-1 common stock (“Visa B-1 shares”) and authorized Visa to conduct one or more exchange offers.
On April 8, 2024, Visa commenced an initial exchange offer expiring May 3, 2024 for any and all outstanding shares of Visa B-1 shares. Holders participating in the exchange offer would receive a combination of Visa Class B-2 common stock (“Visa B-2 shares”) and Visa Class C common stock (“Visa C shares”) in exchange for Visa B-1 shares that are validly tendered and accepted for exchange by Visa. The Firm has tendered its 37.2 million Visa B-1 shares, and that tender is pending Visa’s acceptance. In exchange for each Visa B-1 share that is validly tendered and accepted for exchange by Visa, the Firm would receive one half of a newly issued share of Visa Class B-2 common stock (“Visa B-2 shares”) and newly issued Visa C shares in an amount equivalent to one half of a Visa B-1 share. Upon acceptance by Visa of the Firm’s tender, the Visa C shares received by the Firm would be recognized at fair value, which is expected to result in a gain that may be recorded as early as the second quarter of 2024. The Visa B-2 shares would continue to be held at their nominal carrying value and would continue to be subject to transfer restrictions. The Firm would be entitled to sell the Visa C shares received after a brief lock-up period expires. Visa is also authorized to extend offers for potential future exchanges, each enabling the release of additional Visa B shares if certain conditions are met. The timing of future exchange offers is dependent upon actions taken by Visa and other factors that may be outside of the Firm’s control.
In connection with prior sales of Visa B shares prior to the redenomination to Visa B-1 shares, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. Refer to page 194 of JPMorgan Chase’s 2023 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at March 31, 2024 and December 31, 2023, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$22.8	$22.8	$—	$—	$22.8	$29.1	$29.1	$—	$—	$29.1
Deposits with banks	539.4	538.9	0.5	—	539.4	595.1	594.6	0.5	—	595.1
Accrued interest and accounts receivable	129.4	—	129.3	0.1	129.4	107.1	—	107.0	0.1	107.1
Federal funds sold and securities purchased under resale agreements	6.1	—	6.1	—	6.1	16.3	—	16.3	—	16.3
Securities borrowed	114.1	—	114.1	—	114.1	130.3	—	130.3	—	130.3
Investment securities, held-to-maturity	334.5	130.2	175.2	—	305.4	369.8	160.6	182.2	—	342.8
Loans, net of allowance for loan losses(a)	1,248.2	—	279.6	953.0	1,232.6	1,262.5	—	285.6	964.6	1,250.2
Other	71.8	—	70.5	1.6	72.1	76.1	—	74.9	1.4	76.3
Financial liabilities
Deposits	$2,347.8	$—	$2,348.3	$—	$2,348.3	$2,322.3	$—	$2,322.6	$—	$2,322.6
Federal funds purchased and securities loaned or sold under repurchase agreements	61.1	—	61.1	—	61.1	47.5	—	47.5	—	47.5
Short-term borrowings	23.4	—	23.4	—	23.4	24.7	—	24.7	—	24.7
Accounts payable and other liabilities(b)	258.3	—	246.4	10.8	257.2	241.8	—	233.3	8.1	241.4
Beneficial interests issued by consolidated VIEs	28.1	—	28.1	—	28.1	23.0	—	23.0	—	23.0
Long-term debt	303.1	—	252.5	50.9	303.4	303.9	—	252.2	51.3	303.5
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
(b)Excludes lending-related commitments disclosed in the table below.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$4.6	$4.6	$3.0	$—	$—	$4.8	$4.8
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of March 31, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for other unfunded commitments to extend credit totaling $935 million and $1.1 billion, respectively, recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to Notes 22 and 26 for additional information.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 177 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2024 and 2023, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2024				2023
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$36	$—		$36	$202	$—		$202
Securities borrowed	(1)	—		(1)	88	—		88
Trading assets:
Debt and equity instruments, excluding loans	1,248	—		1,248	1,595	—		1,595
Loans reported as trading assets:
Changes in instrument-specific credit risk	168	—		168	131	—		131
Other changes in fair value	13	—		13	3	—		3
Loans:
Changes in instrument-specific credit risk	125	2	(c)	127	65	1	(c)	66
Other changes in fair value	(57)	45	(c)	(12)	195	110	(c)	305
Other assets	13	—		13	30	—		30
Deposits(a)	(974)	—		(974)	(473)	—		(473)
Federal funds purchased and securities loaned or sold under repurchase agreements	5	—		5	(61)	—		(61)
Short-term borrowings(a)	(221)	—		(221)	(159)	—		(159)
Trading liabilities	(12)	—		(12)	(15)	—		(15)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	1	—		1	—	—		—
Long-term debt(a)(b)	(934)	(8)	(c)(d)	(942)	(2,798)	(26)	(c)(d)	(2,824)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material both for the three months ended March 31, 2024 and 2023.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2024 and December 31, 2023, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2024				December 31, 2023
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,684		$447	$(2,237)	$2,987		$588	$(2,399)
Loans	1,111		940	(171)	838		732	(106)
Subtotal	3,795		1,387	(2,408)	3,825		1,320	(2,505)
90 or more days past due and government guaranteed
Loans(a)	55		50	(5)	65		59	(6)
All other performing loans(b)
Loans reported as trading assets	10,284		8,880	(1,404)	9,547		7,968	(1,579)
Loans	39,598		38,056	(1,542)	38,948		38,060	(888)
Subtotal	49,882		46,936	(2,946)	48,495		46,028	(2,467)
Total loans	$53,732		$48,373	$(5,359)	$52,385		$47,407	$(4,978)
Long-term debt
Principal-protected debt	$52,199	(d)	$43,532	$(8,667)	$47,768	(d)	$38,882	$(8,886)
Nonprincipal-protected debt(c)	NA		49,198	NA	NA		49,042	NA
Total long-term debt	NA		$92,730	NA	NA		$87,924	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$1	NA	NA		$1	NA
Total long-term beneficial interests	NA		$1	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of March 31, 2024 and December 31, 2023.
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
At March 31, 2024 and December 31, 2023, the contractual amount of lending-related commitments for which the fair value option was elected was $11.4 billion and $9.7 billion, respectively, with a corresponding fair value of $93 million and $97 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2024					December 31, 2023
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$42,338	$553	$77,235		$120,126	$38,604	$654	$74,526		$113,784
Credit	4,939	970	—		5,909	5,444	350	—		5,794
Foreign exchange	2,492	1,449	214		4,155	2,605	941	187		3,733
Equity	40,482	5,696	2,755		48,933	38,685	5,483	2,905		47,073
Commodity	1,818	457	1	(a)	2,276	1,862	11	1	(a)	1,874
Total structured notes	$92,069	$9,125	$80,205		$181,399	$87,200	$7,439	$77,619		$172,258
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $636 million and $627 million for the periods ended March 31, 2024 and December 31, 2023, respectively.

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	111-112
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	113
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	111-112
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	113
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	113
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	111-112
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	114
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	114
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	114
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	114
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	114

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of March 31, 2024 and December 31, 2023.

	Notional amounts(b)
(in billions)	March 31, 2024	December 31, 2023
Interest rate contracts
Swaps	$25,005	$23,251
Futures and forwards	3,701	2,690
Written options	3,282	3,370
Purchased options	3,250	3,362
Total interest rate contracts	35,238	32,673
Credit derivatives(a)	1,216	1,045
Foreign exchange contracts
Cross-currency swaps	4,681	4,721
Spot, futures and forwards	8,466	6,957
Written options	871	830
Purchased options	848	798
Total foreign exchange contracts	14,866	13,306
Equity contracts
Swaps	769	639
Futures and forwards	192	157
Written options	911	778
Purchased options	817	698
Total equity contracts	2,689	2,272
Commodity contracts
Swaps	120	115
Spot, futures and forwards	175	157
Written options	142	130
Purchased options	125	115
Total commodity contracts	562	517
Total derivative notional amounts	$54,571	$49,813
(a)Refer to the Credit derivatives discussion on page 115 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2024 and December 31, 2023, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$238,001	$1	$238,002	$25,528	$226,684	$—	$226,684	$12,006
Credit	10,730	—	10,730	731	12,740	—	12,740	1,150
Foreign exchange	183,020	848	183,868	18,088	180,484	619	181,103	10,007
Equity	83,504	—	83,504	7,045	90,677	—	90,677	6,567
Commodity	17,754	40	17,794	5,229	18,852	27	18,879	6,273
Total fair value of trading assets and liabilities	$533,009	$889	$533,898	$56,621	$529,437	$646	$530,083	$36,003

	Gross derivative receivables				Gross derivative payables
December 31, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$250,689	$2	$250,691	$26,324	$240,482	$—	$240,482	$11,896
Credit	9,654	—	9,654	551	12,038	—	12,038	1,089
Foreign exchange	205,010	765	205,775	18,019	210,623	1,640	212,263	12,620
Equity	57,689	—	57,689	4,928	65,811	—	65,811	9,368
Commodity	15,228	211	15,439	5,042	16,286	92	16,378	5,874
Total fair value of trading assets and liabilities	$538,270	$978	$539,248	$54,864	$545,240	$1,732	$546,972	$40,847
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2024 and December 31, 2023, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	March 31, 2024				December 31, 2023
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$170,338	$(146,870)	$23,468		$176,901	$(152,703)	$24,198
OTC–cleared	65,545	(65,298)	247		71,419	(71,275)	144
Exchange-traded(a)	323	(306)	17		402	(389)	13
Total interest rate contracts	236,206	(212,474)	23,732		248,722	(224,367)	24,355
Credit contracts:
OTC	8,186	(7,656)	530		7,637	(7,226)	411
OTC–cleared	2,405	(2,343)	62		1,904	(1,877)	27
Total credit contracts	10,591	(9,999)	592		9,541	(9,103)	438
Foreign exchange contracts:
OTC	181,432	(165,261)	16,171		203,624	(187,295)	16,329
OTC–cleared	519	(519)	—		469	(459)	10
Exchange-traded(a)	2	—	2		6	(2)	4
Total foreign exchange contracts	181,953	(165,780)	16,173		204,099	(187,756)	16,343
Equity contracts:
OTC	31,191	(29,234)	1,957		25,001	(23,677)	1,324
Exchange-traded(a)	50,237	(47,225)	3,012		30,462	(29,084)	1,378
Total equity contracts	81,428	(76,459)	4,969		55,463	(52,761)	2,702
Commodity contracts:
OTC	11,017	(7,641)	3,376		8,049	(5,084)	2,965
OTC–cleared	150	(117)	33		133	(123)	10
Exchange-traded(a)	4,953	(4,807)	146		5,214	(5,190)	24
Total commodity contracts	16,120	(12,565)	3,555		13,396	(10,397)	2,999
Derivative receivables with appropriate legal opinion	526,298	(477,277)	49,021	(d)	531,221	(484,384)	46,837	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	7,600		7,600		8,027		8,027
Total derivative receivables recognized on the Consolidated balance sheets	$533,898		$56,621		$539,248		$54,864
Collateral not nettable on the Consolidated balance sheets(b)(c)			(23,012)				(22,461)
Net amounts			$33,609				$32,403

	March 31, 2024				December 31, 2023
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$154,378	$(144,659)	$9,719		$161,901	$(152,467)	$9,434
OTC–cleared	70,016	(69,713)	303		76,007	(75,729)	278
Exchange-traded(a)	421	(306)	115		436	(390)	46
Total interest rate contracts	224,815	(214,678)	10,137		238,344	(228,586)	9,758
Credit contracts:
OTC	10,597	(9,581)	1,016		10,332	(9,313)	1,019
OTC–cleared	2,028	(2,009)	19		1,639	(1,636)	3
Total credit contracts	12,625	(11,590)	1,035		11,971	(10,949)	1,022
Foreign exchange contracts:
OTC	179,286	(170,556)	8,730		209,386	(199,173)	10,213
OTC–cleared	585	(540)	45		552	(470)	82
Exchange-traded(a)	9	—	9		6	—	6
Total foreign exchange contracts	179,880	(171,096)	8,784		209,944	(199,643)	10,301
Equity contracts:
OTC	40,599	(36,886)	3,713		29,999	(27,360)	2,639
Exchange-traded(a)	48,014	(47,224)	790		33,137	(29,083)	4,054
Total equity contracts	88,613	(84,110)	4,503		63,136	(56,443)	6,693
Commodity contracts:
OTC	11,137	(7,682)	3,455		8,788	(5,192)	3,596
OTC–cleared	117	(117)	—		120	(120)	—
Exchange-traded(a)	5,005	(4,807)	198		5,376	(5,192)	184
Total commodity contracts	16,259	(12,606)	3,653		14,284	(10,504)	3,780
Derivative payables with appropriate legal opinion	522,192	(494,080)	28,112	(d)	537,679	(506,125)	31,554	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	7,891		7,891		9,293		9,293
Total derivative payables recognized on the Consolidated balance sheets	$530,083		$36,003		$546,972		$40,847
Collateral not nettable on the Consolidated balance sheets(b)(c)			(5,095)				(4,547)
Net amounts			$30,908				$36,300
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
(d)Net derivatives receivable included cash collateral netted of $47.6 billion and $48.3 billion at March 31, 2024 and December 31, 2023, respectively. Net derivatives payable included cash collateral netted of $64.4 billion and $70.0 billion at March 31, 2024 and December 31, 2023, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2024 and December 31, 2023.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2024	December 31, 2023
Aggregate fair value of net derivative payables	$14,611	$14,655
Collateral posted	14,804	14,673
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2024 and December 31, 2023, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2024		December 31, 2023
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$106	$1,209	$75	$1,153
Amount required to settle contracts with termination triggers upon downgrade(b)	91	397	93	592
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both March 31, 2024 and December 31, 2023.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2024 and 2023, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$318	$(220)	$98	$—	$112	$—
Foreign exchange(c)	(139)	189	50	(116)	50	(27)
Commodity(d)	261	(235)	26	—	24	—
Total	$440	$(266)	$174	$(116)	$186	$(27)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,171	$(1,103)	$68	$—	$9	$—
Foreign exchange(c)	158	(94)	64	(172)	64	(28)
Commodity(d)	(1,540)	1,625	85	—	84	—
Total	$(211)	$428	$217	$(172)	$157	$(28)
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

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$140,677	(c)	$(1,704)	$(1,992)	$(3,696)
Liabilities
Long-term debt	196,497		(4,124)	(9,427)	(13,551)
Beneficial interests issued by consolidated VIEs	2,325		(23)	—	(23)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2023 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$151,752	(c)	$549	$(2,010)	$(1,461)
Liabilities
Long-term debt	195,455		(2,042)	(9,727)	(11,769)
Beneficial interests issued by consolidated VIEs	—		—	—	—
(a)Excludes physical commodities with a carrying value of $2.6 billion and $5.6 billion at March 31, 2024 and December 31, 2023, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2024 and December 31, 2023, the carrying amount excluded for AFS securities is $15.9 billion and $19.3 billion, respectively. For both periods, the carrying amount excluded for long-term debt is zero.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At March 31, 2024 and December 31, 2023, the amortized cost of the portfolio layer method closed portfolios was $69.3 billion and $83.9 billion, of which $59.0 billion and $68.0 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At March 31, 2024 and December 31, 2023, the cumulative amount of basis adjustments was $(1.5) billion and $(165) million, which is comprised of $(1.2) billion and $73 million for active hedging relationships, and $(304) million and $(238) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2024 and 2023, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(620)	$(1,725)	$(1,105)
Foreign exchange(b)	31	(37)	(68)
Total	$(589)	$(1,762)	$(1,173)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(427)	$461	$888
Foreign exchange(b)	(56)	106	162
Total	$(483)	$567	$1,050
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2024 and 2023.
Over the next 12 months, the Firm expects that approximately $(1.8) billion (after-tax) of net losses recorded in AOCI at March 31, 2024, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2024 and 2023.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2024		2023
Three months ended March 31, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$89	$1,442	$84	$(1,004)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. There were no sales or liquidations of legal entities that resulted in reclassifications for the three month period ended March 31, 2024. During the three months ended March 31, 2023, the Firm reclassified a pre-tax loss of $(41) million to other revenue related to the acquisition of CIFM. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2024	2023
Contract type
Interest rate(a)	$(223)	$(14)
Credit(b)	(258)	(96)
Foreign exchange(c)	7	2
Total	$(474)	$(108)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2024 and December 31, 2023. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(504,864)	$529,505	$24,641	$7,556
Other credit derivatives(a)	(68,859)	91,669	22,810	13,874
Total credit derivatives	(573,723)	621,174	47,451	21,430
Credit-related notes(b)	—	—	—	9,887
Total	$(573,723)	$621,174	$47,451	$31,317

	Maximum payout/Notional amount
December 31, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,172)	$473,823	$23,651	$7,517
Other credit derivatives(a)	(38,846)	45,416	6,570	29,206
Total credit derivatives	(489,018)	519,239	30,221	36,723
Credit-related notes(b)	—	—	—	9,788
Total	$(489,018)	$519,239	$30,221	$46,511
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
(e)Represents protection purchased by the Firm on referenced instruments (single-name, portfolio or index) where the Firm has not sold any protection on the identical reference instrument. Also includes credit protection against certain loans and lending-related commitments in the retained lending portfolio through the issuance of credit derivatives and credit-related notes.
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of March 31, 2024 and December 31, 2023, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
March 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(116,655)	$(261,889)	$(69,109)	$(447,653)	$4,436	$(1,140)	$3,296
Noninvestment-grade	(33,353)	(74,872)	(17,845)	(126,070)	2,419	(1,700)	719
Total	$(150,008)	$(336,761)	$(86,954)	$(573,723)	$6,855	$(2,840)	$4,015

December 31, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(89,981)	$(263,834)	$(29,470)	$(383,285)	$3,659	$(1,144)	$2,515
Noninvestment-grade	(31,419)	(69,515)	(4,799)	(105,733)	2,466	(1,583)	883
Total	$(121,400)	$(333,349)	$(34,269)	$(489,018)	$6,125	$(2,727)	$3,398
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2024	2023
Underwriting
Equity	$354	$233
Debt	1,003	672
Total underwriting	1,357	905
Advisory	597	744
Total investment banking fees	$1,954	$1,649
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

	Three months ended March 31,
(in millions)	2024	2023
Trading revenue by instrument type
Interest rate(a)	$1,071	$1,786
Credit(b)	691	634
Foreign exchange	1,536	1,551
Equity	3,277	2,693
Commodity	200	926
Total trading revenue	6,775	7,590
Private equity gains	15	25
Principal transactions	$6,790	$7,615
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2024		2023
Lending-related fees	$603	(a)	$369
Deposit-related fees	1,299		1,251
Total lending- and deposit-related fees	$1,902		$1,620
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CB. The discount is deferred in other liabilities and recognized on a straight-line basis over the commitment period. Refer to Note 26 for additional information.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended March 31,
(in millions)	2024		2023
Asset management fees
Investment management fees	$4,059	(a)	$3,390
All other asset management fees	87		75
Total asset management fees	$4,146		$3,465
(a)Includes the impact of First Republic. Refer to Note 26 for additional information.
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended March 31,
(in millions)	2024	2023
Commissions and other fees
Brokerage commissions	$763	$747
Administration fees	606	557
All other commissions and fees (a)	436	391
Total commissions and other fees	$1,805	$1,695
(a)Includes travel-related and annuity sales commissions, depositary receipt-related service fees, as well as other service fees, which are recognized as revenue when the services are rendered.

Card income
The following table presents the components of card income.

	Three months ended March 31,
(in millions)	2024	2023
Interchange and merchant processing income	$7,831	$7,139
Rewards costs and partner payments	(6,171)	(5,509)
Other card income(a)	(442)	(396)
Total card income	$1,218	$1,234
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Refer to Note 14 for further information on mortgage fees and related income.
Other income
The following table presents certain components of other income.

	Three months ended March 31,
(in millions)	2024	2023
Operating lease income	$672	$755
Losses on tax-oriented investments	(14)	(412)
Gain related to the acquisition of CIFM	—	339	(a)
(a)Gain on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% of the entity.
Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, the amortization of certain of the Firm's alternative energy tax-oriented investments that was previously recognized in other income is now being recognized in income tax expense, which aligns with the associated tax credits and other tax benefits. Refer to Notes 1 and 13 for additional information.
Refer to Note 16 for information on operating lease income included within other income.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended March 31,
(in millions)	2024		2023
Legal expense	$(72)		$176
FDIC-related expense	973	(a)	317
First Republic-related expense	230	(b)	—
(a)Included the increase of $725 million to the special assessment instituted by the FDIC reflecting its revised estimated losses to the Deposit Insurance Fund for the three months ended March 31, 2024, which was an adjustment to the $2.9 billion estimate recorded in the three months ended December 31, 2023.
(b)Included $155 million restructuring and integration costs associated with First Republic in the three months ended March 31, 2024. Refer to Note 26 for additional information on the First Republic acquisition.

Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2023 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2024	2023
Interest income
Loans(a)	$22,874	$17,708
Taxable securities	4,871	3,967
Non-taxable securities(b)	323	248
Total investment securities(a)	5,194	4,215
Trading assets - debt instruments	4,592	3,646
Federal funds sold and securities purchased under resale agreements	4,215	3,131
Securities borrowed	2,166	1,716
Deposits with banks	6,386	4,819
All other interest-earning assets(c)	2,011	1,769
Total interest income	$47,438	$37,004
Interest expense
Interest-bearing deposits	$12,234	$7,637
Federal funds purchased and securities loaned or sold under repurchase agreements	3,969	2,804
Short-term borrowings	535	421
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,636	1,971
Long-term debt	4,618	3,313
Beneficial interest issued by consolidated VIEs	364	147
Total interest expense	$24,356	$16,293
Net interest income	$23,082	$20,711
Provision for credit losses	1,884	2,275
Net interest income after provision for credit losses	$21,198	$18,436
(a)Includes the amortization and accretion of purchase premiums and discounts, as well as net deferred fees and costs on loans.
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

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2023 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended March 31,
	2024	2023
	Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(113)	$(94)
Total defined contribution plans	388	365
Total pension and OPEB cost included in noninterest expense	$275	$271
As of March 31, 2024 and December 31, 2023, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $22.1 billion and $22.0 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2024	2023
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$435	$357
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	503	513
Total noncash compensation expense related to employee share-based incentive plans	$938	$870
In the first quarter of 2024, in connection with its annual incentive grant for the 2023 performance year, the Firm granted 17 million RSUs and 726 thousand PSUs with weighted-average grant date fair values of $164.42 per RSU and $165.62 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2024, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2024				December 31, 2023
(in millions)	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$75,141	$423	$4,327	$71,237	$88,377	$870	$4,077	$85,170
Residential:
U.S.	1,997	7	68	1,936	2,086	10	68	2,028
Non-U.S.	1,021	4	—	1,025	1,608	4	1	1,611
Commercial	2,730	14	85	2,659	2,930	12	139	2,803
Total mortgage-backed securities	80,889	448	4,480	76,857	95,001	896	4,285	91,612
U.S. Treasury and government agencies	111,133	342	699	110,776	58,051	276	522	57,805
Obligations of U.S. states and municipalities	19,077	160	426	18,811	21,243	390	266	21,367
Non-U.S. government debt securities	20,084	156	361	19,879	21,387	254	359	21,282
Corporate debt securities	118	—	29	89	128	—	28	100
Asset-backed securities:
Collateralized loan obligations	7,155	23	14	7,164	6,769	11	28	6,752
Other	2,585	11	20	2,576	2,804	8	26	2,786
Unallocated portfolio layer fair value basis adjustments(a)	(1,228)	—	(1,228)	NA	73	(73)	—	NA
Total available-for-sale securities	239,813	1,140	4,801	236,152	205,456	1,762	5,514	201,704
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	103,691	23	13,343	90,371	105,614	39	11,643	94,010
U.S. Residential	9,455	3	1,030	8,428	9,709	4	970	8,743
Commercial	10,126	21	471	9,676	10,534	13	581	9,966
Total mortgage-backed securities	123,272	47	14,844	108,475	125,857	56	13,194	112,719
U.S. Treasury and government agencies	143,724	—	13,552	130,172	173,666	—	13,074	160,592
Obligations of U.S. states and municipalities	9,648	42	677	9,013	9,945	74	591	9,428
Asset-backed securities:
Collateralized loan obligations	56,178	82	129	56,131	58,565	47	352	58,260
Other	1,705	2	55	1,652	1,815	1	61	1,755
Total held-to-maturity securities(c)	334,527	173	29,257	305,443	369,848	178	27,272	342,754
Total investment securities, net of allowance for credit losses	$574,340	$1,313	$34,058	$541,595	$575,304	$1,940	$32,786	$544,458
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $479 million and $3.6 billion of HTM securities for the three months ended March 31, 2024 and 2023, respectively.
(c)Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance which permitted a transfer of HTM securities to AFS upon adoption. The Firm transferred obligations of U.S. states and municipalities with a carrying value of $7.1 billion resulting in the recognition of $38 million net pre-tax unrealized losses in AOCI. This transfer was a non-cash transaction. Refer to Note 19 of this Form 10-Q and Note 1 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(d)The amortized cost of investment securities is reported net of allowance for credit losses of $154 million and $128 million at March 31, 2024 and December 31, 2023, respectively.
(e)Excludes $3.4 billion and $2.8 billion of accrued interest receivable at March 31, 2024 and December 31, 2023, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three months ended March 31, 2024 and 2023. Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2024 and December 31, 2023. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $5.0 billion and $4.6 billion, at March 31, 2024 and December 31, 2023, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$143	$1	$1,089	$67	$1,232	$68
Non-U.S.	—	—	212	—	212	—
Commercial	58	3	1,386	82	1,444	85
Total mortgage-backed securities	201	4	2,687	149	2,888	153
Obligations of U.S. states and municipalities	9,704	158	2,181	268	11,885	426
Non-U.S. government debt securities	7,355	32	4,493	329	11,848	361
Corporate debt securities	9	—	47	29	56	29
Asset-backed securities:
Collateralized loan obligations	458	—	1,122	14	1,580	14
Other	169	1	1,015	19	1,184	20
Total available-for-sale securities with gross unrealized losses	$17,896	$195	$11,545	$808	$29,441	$1,003

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2023 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$81	$—	$1,160	$68	$1,241	$68
Non-U.S.	—	—	722	1	722	1
Commercial	228	3	1,775	136	2,003	139
Total mortgage-backed securities	309	3	3,657	205	3,966	208
Obligations of U.S. states and municipalities	2,134	20	2,278	246	4,412	266
Non-U.S. government debt securities	7,145	23	4,987	336	12,132	359
Corporate debt securities	9	—	79	28	88	28
Asset-backed securities:
Collateralized loan obligations	932	2	3,744	26	4,676	28
Other	208	1	1,288	25	1,496	26
Total available-for-sale securities with gross unrealized losses	$10,737	$49	$16,033	$866	$26,770	$915

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both March 31, 2024 and December 31, 2023, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $154 million and $90 million as of March 31, 2024 and 2023, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the period ended March 31, 2023.
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2024	2023
Realized gains	$173	$131
Realized losses	(539)	(999)
Investment securities losses	$(366)	$(868)
Provision for credit losses	$26	$1

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2024, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2024 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$—	$5,331	$4,742	$70,816	$80,889
Fair value	—	5,252	4,773	66,832	76,857
Average yield(a)	—%	5.32%	6.20%	4.65%	4.79%
U.S. Treasury and government agencies
Amortized cost	$—	$74,048	$30,318	$6,767	$111,133
Fair value	—	73,880	30,464	6,432	110,776
Average yield(a)	—%	5.00%	6.17%	6.70%	5.42%
Obligations of U.S. states and municipalities
Amortized cost	$9	$22	$115	$18,931	$19,077
Fair value	8	21	114	18,668	18,811
Average yield(a)	3.64%	1.94%	3.92%	5.95%	5.93%
Non-U.S. government debt securities
Amortized cost	$4,996	$5,337	$3,980	$5,771	$20,084
Fair value	4,979	5,304	3,754	5,842	19,879
Average yield(a)	3.31%	4.56%	2.10%	3.98%	3.59%
Corporate debt securities
Amortized cost	$74	$64	$14	$—	$152
Fair value	12	64	13	—	89
Average yield(a)	15.50%	6.19%	4.10%	—%	10.51%
Asset-backed securities
Amortized cost	$35	$724	$2,637	$6,344	$9,740
Fair value	35	720	2,641	6,344	9,740
Average yield(a)	5.17%	4.41%	6.36%	6.80%	6.50%
Total available-for-sale securities
Amortized cost(b)	$5,114	$85,526	$41,806	$108,629	$241,075
Fair value	5,034	85,241	41,759	104,118	236,152
Average yield(a)	3.50%	4.99%	5.79%	5.09%	5.12%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$6,244	$8,239	$108,871	$123,354
Fair value	—	5,782	7,275	95,418	108,475
Average yield(a)	—%	2.57%	2.65%	3.02%	2.97%
U.S. Treasury and government agencies
Amortized cost	$35,177	$60,356	$48,191	$—	$143,724
Fair value	34,608	55,446	40,118	—	130,172
Average yield(a)	0.88%	0.96%	1.25%	—%	1.04%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$268	$9,418	$9,686
Fair value	—	—	239	8,774	9,013
Average yield(a)	—%	—%	3.15%	3.92%	3.90%
Asset-backed securities
Amortized cost	$—	$7	$20,412	$37,464	$57,883
Fair value	—	7	20,394	37,382	57,783
Average yield(a)	—%	6.59%	6.26%	6.52%	6.43%
Total held-to-maturity securities
Amortized cost(b)	$35,177	$66,607	$77,110	$155,753	$334,647
Fair value	34,608	61,235	68,026	141,574	305,443
Average yield(a)	0.88%	1.11%	2.73%	3.91%	2.76%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $34 million and the portfolio layer fair value hedge basis adjustments of $(1.2) billion at March 31, 2024. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $120 million at March 31, 2024.
(c)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately eight years for agency residential MBS and six years for both agency residential collateralized mortgage obligations and nonagency residential collateralized mortgage obligations.

Note 10 – Securities financing activities
Refer to Note 11 of JPMorgan Chase’s 2023 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities financing agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2024 and December 31, 2023. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	March 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,201	$(273,642)	$330,559	$(322,889)	$7,670
Securities borrowed	245,443	(47,107)	198,336	(148,169)	50,167
Liabilities
Securities sold under repurchase agreements	$595,265	$(273,642)	$321,623	$(284,587)	$37,036
Securities loaned and other(a)	58,708	(47,107)	11,601	(11,369)	232

	December 31, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$523,308	$(247,181)	$276,127	$(267,582)	$8,545
Securities borrowed	244,046	(43,610)	200,436	(144,543)	55,893
Liabilities
Securities sold under repurchase agreements	$459,985	$(247,181)	$212,804	$(182,011)	$30,793
Securities loaned and other(a)	52,142	(43,610)	8,532	(8,501)	31
(a)Includes securities-for-securities lending agreements of $8.9 billion and $5.6 billion at March 31, 2024 and December 31, 2023, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2024 and December 31, 2023, included $5.5 billion and $7.1 billion, respectively, of securities purchased under resale agreements; $45.6 billion and $50.7 billion, respectively, of securities borrowed; $36.2 billion and $30.0 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material at both March 31, 2024 and December 31, 2023.

The tables below present as of March 31, 2024 and December 31, 2023 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2024		December 31, 2023
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$71,065	$—	$71,064	$—
Residential - nonagency	2,233	—	2,292	—
Commercial - nonagency	2,357	—	2,669	—
U.S. Treasury, GSEs and government agencies	300,105	809	216,467	1,034
Obligations of U.S. states and municipalities	2,189	—	2,323	—
Non-U.S. government debt	134,763	2,682	97,400	1,455
Corporate debt securities	41,765	2,437	39,247	2,025
Asset-backed securities	4,181	—	2,703	—
Equity securities	36,607	52,780	25,820	47,628
Total	$595,265	$58,708	$459,985	$52,142

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2024 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$270,443	$193,549	$43,467	$87,806	$595,265
Total securities loaned and other	57,204	292	2	1,210	58,708

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2023 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$259,048	$102,941	$20,960	$77,036	$459,985
Total securities loaned and other	49,610	1,544	—	988	52,142
Transfers not qualifying for sale accounting
At March 31, 2024 and December 31, 2023, the Firm held $443 million and $505 million of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

Note 11 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm's elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.
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
(e)Includes loans to SPEs, financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2024	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$389,592	$206,740	$667,761	$1,264,093
Held-for-sale	1,331	—	5,146	6,477
At fair value	12,481	—	26,565	39,046
Total	$403,404	$206,740	$699,472	$1,309,616

December 31, 2023	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$397,275	$211,123	$672,472	$1,280,870
Held-for-sale	487	—	3,498	3,985
At fair value	12,331	—	26,520	38,851
Total	$410,093	$211,123	$702,490	$1,323,706
(a)Excludes $6.8 billion of accrued interest receivables at both March 31, 2024 and December 31, 2023. The Firm wrote off accrued interest receivables of $31 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2024 and December 31, 2023. For the discount associated with First Republic loans see Note 26 on pages 171-173.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2024					2023
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$124	(b)(c)	$—	$161	$285	$79	(b)(c)	$—	$163	$242
Sales	3,364		—	9,582	12,946	—		—	9,171	9,171
Retained loans reclassified to held-for-sale(a)	987		—	185	1,172	43		—	314	357
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended March 31, 2024 and 2023. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $204 million and $663 million for the three months ended March 31, 2024 and 2023, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three months ended March 31, 2024 was $96 million of which $66 million was related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three months ended March 31, 2023 was $23 million of which $27 million was related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2024	December 31, 2023
Residential real estate	$319,984	$326,409
Auto and other	69,608	70,866
Total retained loans	$389,592	$397,275
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	March 31, 2024
	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$2,148	$20,058	$63,668	$83,481	$54,894	$78,706	$7,053	$7,845	$317,853
30–149 days past due	—	19	114	95	49	762	42	230	1,311
150 or more days past due	—	2	42	30	34	540	8	164	820
Total retained loans	$2,148	$20,079	$63,824	$83,606	$54,977	$80,008	$7,103	$8,239	$319,984
% of 30+ days past due to total retained loans(b)	—%	0.10%	0.24%	0.15%	0.15%	1.61%	0.70%	4.78%	0.66%
Gross charge-offs	$—	$—	$—	$—	$—	$55	$5	$3	$63

(in millions, except ratios)	December 31, 2023
	Term loans by origination year(c)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$23,216	$64,366	$84,496	$55,546	$21,530	$59,563	$7,479	$8,151	$324,347
30–149 days past due	33	74	89	70	41	801	49	223	1,380
150 or more days past due	1	10	17	8	21	456	5	164	682
Total retained loans	$23,250	$64,450	$84,602	$55,624	$21,592	$60,820	$7,533	$8,538	$326,409
% of 30+ days past due to total retained loans(b)	0.15%	0.13%	0.13%	0.14%	0.29%	2.04%	0.72%	4.53%	0.63%
Gross charge-offs	$—	$—	$—	$—	$4	$167	$26	$7	$204
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at March 31, 2024 and December 31, 2023.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at March 31, 2024 and December 31, 2023. These amounts have been excluded based upon the government guarantee.
(c)Purchased loans are included in the year in which they were originated.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2024	December 31, 2023
Nonaccrual loans(a)(b)(c)(d)	$3,449	$3,466

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$70	$72
Less than 660	—	—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	228	223
Less than 660	5	4
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	6,533	6,491
Less than 660	102	102
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	302,573	309,251
Less than 660	9,436	9,277
No FICO/LTV available(h)	1,037	989
Total retained loans	$319,984	$326,409

Weighted-average LTV ratio(e)(i)	48%	49%
Weighted-average FICO(f)(i)	776	770

Geographic region(h)(j)
California	$125,046	$127,072
New York	48,175	48,815
Florida	22,371	22,778
Texas	15,106	15,506
Massachusetts	14,014	14,213
Colorado	10,590	10,800
Illinois	10,540	10,856
Washington	9,573	9,923
New Jersey	7,863	8,050
Connecticut	7,020	7,163
All other	49,686	51,233
Total retained loans	$319,984	$326,409
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At March 31, 2024, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at March 31, 2024 and December 31, 2023.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $43 million and $45 million for the three months ended March 31, 2024 and 2023, respectively.
(e)Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. Current estimated combined LTV for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property.
(f)Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.
(g)Includes residential real estate loans, primarily held in LLCs in AWM that did not have a refreshed FICO score. These loans have been included in a FICO band based on management’s estimation of the borrower’s credit quality.
(h)Included U.S. government-guaranteed loans as of March 31, 2024 and December 31, 2023.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2024.

Loan modifications
The Firm grants certain modifications of residential real estate loans to borrowers experiencing financial difficulty. The Firm's proprietary modification programs as well as government programs, including U.S. GSE programs, that generally provide various modifications to borrowers experiencing financial difficulty including, but not limited to, interest rate reductions, term extensions, other-than-insignificant payment deferral and principal forgiveness that would otherwise have been required under the terms of the original agreement, are considered FDMs. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information.
Financial effects of FDMs
For the three months ended March 31, 2024, residential real estate FDMs were $39 million. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 16 years and reducing the weighted-average contractual interest rate from 7.39% to 4.28%.
For the three months ended March 31, 2023, residential real estate FDMs were $38 million. The financial effects of the FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans up to 24 years, and reducing the weighted-average contractual interest rate from 5.84% to 3.57%.
As of March 31, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
For the three months ended March 31, 2024 and 2023, loans subject to a trial modification and Chapter 7 loans were not material.

Payment status of FDMs and defaults
The following table provides information on the payment status of FDMs during the twelve months ended March 31, 2024 and the three months ended March 31, 2023.

(in millions)	Amortized cost basis
	Twelve months ended March 31,	Three months ended March 31,
	2024	2023
Current	$97	$37
30-149 days past due	17	1
150 or more days past due	11	—
Total	$125	$38
FDMs that defaulted in the three months ended March 31, 2024 and were reported as FDMs in the twelve months prior to the default were not material. There were no FDMs that defaulted during the three months ended March 31, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
Active and suspended foreclosure
At March 31, 2024 and December 31, 2023, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $608 million and $566 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

	March 31, 2024
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$7,175	$26,329	$13,361	$11,306	$5,538	$1,724	$3,190	$103	$68,726
30–119 days past due	55	232	228	180	62	39	23	28	847
120 or more days past due	—	1	1	5	8	—	1	19	35
Total retained loans	$7,230	$26,562	$13,590	$11,491	$5,608	$1,763	$3,214	$150	$69,608
% of 30+ days past due to total retained loans	0.76%	0.88%	1.69%	1.56%	1.07%	2.21%	0.75%	31.33%	1.24%
Gross charge-offs	$22	$111	$63	$36	$11	$24	$—	$1	$268

	December 31, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$30,328	$14,797	$12,825	$6,538	$1,777	$511	$2,984	$102	$69,862
30–119 days past due	276	279	231	78	43	17	19	24	967
120 or more days past due	1	1	7	8	—	—	3	17	37
Total retained loans	$30,605	$15,077	$13,063	$6,624	$1,820	$528	$3,006	$143	$70,866
% of 30+ days past due to total retained loans	0.91%	1.86%	1.75%	1.15%	2.36%	3.22%	0.73%	28.67%	1.39%
Gross charge-offs	$333	$297	$161	$53	$35	$64	$—	$4	$947

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	March 31, 2024	December 31, 2023
Nonaccrual loans(a)(b)	$181	$177

Geographic region(c)
California	$10,794	$10,959
Texas	8,318	8,502
Florida	5,632	5,684
New York	4,911	4,938
Illinois	3,059	3,147
New Jersey	2,565	2,609
Pennsylvania	1,907	1,900
Georgia	1,858	1,912
Arizona	1,736	1,779
North Carolina	1,679	1,714
All other	27,149	27,722
Total retained loans	$69,608	$70,866
(a)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral improves subsequent to charge down, the related allowance may be negative.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2024 and 2023.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2024.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three months ended March 31, 2024 and 2023, auto and other FDMs were not material.
As of March 31, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	March 31, 2024
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$201,163	$974	$202,137
30–89 days past due and still accruing	2,106	93	2,199
90 or more days past due and still accruing	2,351	53	2,404
Total retained loans	$205,620	$1,120	$206,740
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.17%	13.04%	2.23%
% of 90+ days past due to total retained loans	1.14	4.73	1.16
Gross charge-offs	$1,860	$54	$1,914

(in millions, except ratios)	December 31, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$205,731	$882	$206,613
30–89 days past due and still accruing	2,217	84	2,301
90 or more days past due and still accruing	2,169	40	2,209
Total retained loans	$210,117	$1,006	$211,123
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.09%	12.33%	2.14%
% of 90+ days past due to total retained loans	1.03	3.98	1.05
Gross charge-offs	$5,325	$166	$5,491
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2024	December 31, 2023
Geographic region(a)
California	$32,053	$32,652
Texas	21,833	22,086
New York	16,561	16,915
Florida	15,043	15,103
Illinois	11,137	11,364
New Jersey	8,495	8,688
Ohio	6,211	6,424
Colorado	6,210	6,307
Pennsylvania	5,885	6,088
Arizona	5,179	5,209
All other	78,133	80,287
Total retained loans	$206,740	$211,123
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.2%	85.8%
Less than 660	14.7	14.0
No FICO available	0.1	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2024.

Loan modifications
The Firm grants certain modifications of credit card loans to borrowers experiencing financial difficulty. These modifications may involve placing the customer’s credit card account on a fixed payment plan, generally for 60 months, which typically includes reducing the interest rate on the credit card account. If the borrower does not make the contractual payments when due under the modified payment terms, the credit card loan continues to age and will be charged-off in accordance with the Firm's standard charge-off policy. In most cases, the Firm does not reinstate the borrower's line of credit.
Financial effects of FDMs
The following tables provide information on credit card loan modifications considered FDMs.

Three months ended March 31, 2024 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Loan modifications
Term extension and interest rate reduction(a)(b)	$259	0.13%	Term extension with a reduction in the weighted average contractual interest rate from 23.88% to 3.30%
Total	$259

Three months ended March 31, 2023 (in millions)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Loan modifications
Term extension and interest rate reduction(a)(b)	$163	0.09%	Term extension with a reduction in the weighted average contractual interest rate from 22.62% to 3.50%
Total	$163
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)Interest rates represent the weighted average at the time of modification.
For the three months ended March 31, 2024 and 2023, credit card loans subject to trial modifications were not material.
Payment status of FDMs and defaults
The following table provides information on the payment status of FDMs during the twelve months ended March 31, 2024 and the three months ended March 31, 2023.

(in millions)	Amortized cost basis
	Twelve months ended March 31,	Three months ended March 31,
	2024	2023
Current and less than 30 days past due and still accruing	$626	$113
30-89 days past due and still accruing	65	30
90 or more days past due and still accruing	43	20
Total	$734	$163
FDMs that defaulted in the three months ended March 31, 2024 and were reported as FDMs in the twelve months prior to the default were not material. There were no FDMs that defaulted during the three months ended March 31, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm's standard charge-off policy.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients, to small businesses and high-net-worth individuals. The primary credit quality indicator for wholesale loans is the internal risk rating assigned to each loan. Refer to Note 12 of JPMorgan Chase’s 2023 Form 10-K for further information on these risk ratings.
Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Loans by risk ratings
Investment-grade	$118,829	$120,405	$71,308	$72,624	$263,455	$265,809	$453,592	$458,838
Noninvestment-grade:
Noncriticized	35,333	34,241	82,426	80,637	71,091	75,178	188,850	190,056
Criticized performing	8,431	7,291	12,349	12,684	1,612	1,257	22,392	21,232
Criticized nonaccrual	591	401	1,435	1,221	901	724	2,927	2,346
Total noninvestment-grade	44,355	41,933	96,210	94,542	73,604	77,159	214,169	213,634
Total retained loans	$163,184	$162,338	$167,518	$167,166	$337,059	$342,968	$667,761	$672,472
% of investment-grade to total retained loans	72.82%	74.17%	42.57%	43.44%	78.16%	77.50%	67.93%	68.23%
% of total criticized to total retained loans	5.53	4.74	8.23	8.32	0.75	0.58	3.79	3.51
% of criticized nonaccrual to total retained loans	0.36	0.25	0.86	0.73	0.27	0.21	0.44	0.35
(a)Includes loans to SPEs, financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of March 31, 2024 and December 31, 2023, predominantly consisted of $105.2 billion and $106.9 billion, respectively, to individuals and individual entities; $87.3 billion and $91.2 billion, respectively, to SPEs; and $85.1 billion and $87.5 billion, respectively, to financial institutions. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	March 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$1,847	$10,697	$28,184	$24,877	$16,470	$35,371	$1,383	$—	$118,829
Noninvestment-grade	1,042	4,818	12,979	8,575	3,743	11,795	1,402	1	44,355
Total retained loans	$2,889	$15,515	$41,163	$33,452	$20,213	$47,166	$2,785	$1	$163,184
Gross charge-offs	$—	$5	$20	$—	$—	$3	$—	$—	$28

	Secured by real estate
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,687	$28,874	$25,784	$16,820	$15,677	$21,108	$1,455	$—	$120,405
Noninvestment-grade	4,477	12,579	7,839	3,840	3,987	7,918	1,291	2	41,933
Total retained loans	$15,164	$41,453	$33,623	$20,660	$19,664	$29,026	$2,746	$2	$162,338
Gross charge-offs	$20	$48	$22	$—	$23	$78	$—	$1	$192

	Commercial and industrial
(in millions)	March 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$5,552	$9,804	$9,117	$4,040	$1,705	$1,818	$39,229	$43	$71,308
Noninvestment-grade	4,860	15,466	15,898	8,476	1,707	1,795	47,935	73	96,210
Total retained loans	$10,412	$25,270	$25,015	$12,516	$3,412	$3,613	$87,164	$116	$167,518
Gross charge-offs	$3	$3	$19	$3	$1	$3	$43	$—	$75

	Commercial and industrial
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$14,875	$10,642	$4,276	$2,291	$1,030	$1,115	$38,394	$1	$72,624
Noninvestment-grade	18,890	16,444	9,299	1,989	1,144	1,006	45,696	74	94,542
Total retained loans	$33,765	$27,086	$13,575	$4,280	$2,174	$2,121	$84,090	$75	$167,166
Gross charge-offs	$25	$8	$110	$55	$2	$12	$259	$8	$479

	Other(a)
(in millions)	March 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,191	$32,625	$17,015	$9,037	$9,635	$9,691	$173,115	$2,146	$263,455
Noninvestment-grade	3,696	10,946	7,375	5,779	1,998	2,532	41,223	55	73,604
Total retained loans	$13,887	$43,571	$24,390	$14,816	$11,633	$12,223	$214,338	$2,201	$337,059
Gross charge-offs	$—	$7	$—	$18	$7	$1	$—	$—	$33

	Other(a)
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$38,338	$18,034	$10,033	$10,099	$3,721	$6,662	$176,728	$2,194	$265,809
Noninvestment-grade	14,054	8,092	6,169	2,172	811	2,001	43,801	59	77,159
Total retained loans	$52,392	$26,126	$16,202	$12,271	$4,532	$8,663	$220,529	$2,253	$342,968
Gross charge-offs	$5	$298	$8	$8	$—	$8	$13	$—	$340
(a)Includes loans to SPEs, financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Retained loans secured by real estate	$101,514	$100,725	$61,670	$61,613	$163,184	$162,338
Criticized	3,654	3,596	5,368	4,096	9,022	7,692
% of criticized to total retained loans secured by real estate	3.60%	3.57%	8.70%	6.65%	5.53%	4.74%
Criticized nonaccrual	$89	$76	$502	$325	$591	$401
% of criticized nonaccrual loans to total retained loans secured by real estate	0.09%	0.08%	0.81%	0.53%	0.36%	0.25%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Loans by geographic distribution(a)
Total U.S.	$159,958	$159,499	$128,254	$127,638	$258,961	$262,499	$547,173	$549,636
Total non-U.S.	3,226	2,839	39,264	39,528	78,098	80,469	120,588	122,836
Total retained loans	$163,184	$162,338	$167,518	$167,166	$337,059	$342,968	$667,761	$672,472
Loan delinquency
Current and less than 30 days past due and still accruing	$162,174	$161,314	$165,088	$164,899	$334,642	$341,128	$661,904	$667,341
30–89 days past due and still accruing	407	473	779	884	1,492	1,090	2,678	2,447
90 or more days past due and still accruing(b)	12	150	216	162	24	26	252	338
Criticized nonaccrual	591	401	1,435	1,221	901	724	2,927	2,346
Total retained loans	$163,184	$162,338	$167,518	$167,166	$337,059	$342,968	$667,761	$672,472
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Nonaccrual loans
With an allowance	$128	$129	$970	$776	$664	$492	$1,762	$1,397
Without an allowance(a)	463	272	465	445	237	232	1,165	949
Total nonaccrual loans(b)	$591	$401	$1,435	$1,221	$901	$724	$2,927	$2,346
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis were not material for the three months ended March 31, 2024 and 2023.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
For the three months ended March 31, 2024, Secured by real estate FDMs were $25 million. The FDMs were primarily in the form of other-than-insignificant payment deferrals and interest rate reductions, which included reducing the weighted-average contractual interest by 100 bps and providing payment deferrals with delayed amounts primarily recaptured at maturity. For the three months ended March 31, 2023, Secured by real estate FDMs were not material.
The following tables provide information about Commercial and industrial loan modifications considered FDMs during the three months ended March 31, 2024 and 2023.

	Commercial and industrial
Three months ended March 31, 2024 (in millions)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$382	0.23%	Extended loans by a weighted average of 11 months
Other-than-insignificant payment deferral	84	0.05	Provided payment deferrals with delayed amounts largely recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	94	0.06	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted average of 20 months
Other(a)	4	—	NM
Total	$564

Three months ended March 31, 2023 (in millions)	Commercial and industrial
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$280	0.17%	Extended loans by a weighted average of 8 months
Other-than-insignificant payment deferral	49	0.03	Provided payment deferrals with delayed amounts recaptured primarily at maturity
Multiple modifications
Term extension and principal forgiveness	44	0.03	Extended loans by a weighted average of 64 months and reduced amortized cost basis of the loans by $23 million
Total	$373
(a)Includes a loan with multiple modifications.
For the three months ended March 31, 2024 and 2023, Other loan class FDMs were $20 million and $63 million, respectively and were primarily in the form of term extensions, which included extending the weighted-average life of the loans by 11 months and 4 months, respectively.
Payment status of FDMs and defaults
The following table provides information by loan class about the payment status of FDMs during the twelve months ended March 31, 2024 and the three months ended March 31, 2023.

	Amortized cost basis
	Twelve months ended March 31, 2024			Three months ended March 31, 2023(a)
(in millions)	Secured by real estate	Commercial and industrial	Other	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$110	$1,033	$383	$212	$—
30-89 days past due and still accruing	7	29	12	4	—
Criticized nonaccrual	46	366	204	157	63
Total	$163	$1,428	$599	$373	$63
(a)Secured by real estate FDMs were not material for the three months ended March 31, 2023.
There were $77 million FDMs that defaulted in the three months ended March 31, 2024 and were reported as FDMs in the twelve months prior to default, primarily in the form of term extensions in Commercial and industrial.
Total FDMs that defaulted during the three months ended March 31, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material.
As of March 31, 2024 and December 31, 2023, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $577 million and $1.8 billion, respectively, in Commercial and industrial and $29 million and $4 million, respectively, in Other loan class. There were no additional commitments to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate.

Note 12 – Allowance for credit losses
The Firm's allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.
Refer to Note 13 of JPMorgan Chase's 2023 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K and Note 9 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2024				2023
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	331	1,914	136	2,381	235	1,111	105	1,451
Gross recoveries collected	(148)	(227)	(50)	(425)	(103)	(189)	(22)	(314)
Net charge-offs/(recoveries)	183	1,687	86	1,956	132	922	83	1,137
Provision for loan losses	56	1,837	(6)	1,887	247	1,222	578	2,047
Other	1	—	(1)	—	—	—	4	4
Ending balance at March 31,	$1,730	$12,600	$8,021	$22,351	$1,666	$11,400	$6,987	$20,053
Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	21	—	(81)	(60)	1	—	(14)	(13)
Other	—	—	2	2	—	—	1	1
Ending balance at March 31,	$96	$—	$1,820	$1,916	$77	$—	$2,293	$2,370
Total allowance for investment securities	NA	NA	NA	154	NA	NA	NA	90
Total allowance for credit losses(b)(c)	$1,826	$12,600	$9,841	$24,421	$1,743	$11,400	$9,280	$22,513
Allowance for loan losses by impairment methodology
Asset-specific(d)	$(873)	$—	$514	$(359)	$(1,030)	$—	$437	$(593)
Portfolio-based	2,603	12,600	7,507	22,710	2,696	11,400	6,550	20,646
Total allowance for loan losses	$1,730	$12,600	$8,021	$22,351	$1,666	$11,400	$6,987	$20,053

Loans by impairment methodology
Asset-specific(d)	$3,216	$—	$2,927	$6,143	$3,560	$—	$2,189	$5,749
Portfolio-based	386,376	206,740	664,834	1,257,950	296,887	180,079	602,135	1,079,101
Total retained loans	$389,592	$206,740	$667,761	$1,264,093	$300,447	$180,079	$604,324	$1,084,850
Collateral-dependent loans
Net charge-offs	$3	$—	$47	$50	$4	$—	$18	$22
Loans measured at fair value of collateral less cost to sell	3,260	—	1,131	4,391	3,539	—	586	4,125
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$85	$85	$—	$—	$45	$45
Portfolio-based	96	—	1,735	1,831	77	—	2,248	2,325
Total allowance for lending-related commitments(e)	$96	$—	$1,820	$1,916	$77	$—	$2,293	$2,370
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$390	$390	$—	$—	$401	$401
Portfolio-based(f)	28,994	—	511,263	540,257	21,569	—	466,600	488,169
Total lending-related commitments	$28,994	$—	$511,653	$540,647	$21,569	$—	$467,001	$488,570
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
(b)At March 31, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $274 million and $20 million, respectively, associated with certain accounts receivable in CIB. At March 31, 2023, the Firm also had an allowance for credit losses of $241 million associated with Other assets in Corporate.
(c)As of March 31, 2024, included the allowance for credit losses associated with First Republic.
(d)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(e)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(f)At March 31, 2024 and 2023, lending-related commitments excluded $17.7 billion and $16.0 billion, respectively, for the consumer, excluding credit card portfolio segment; $943.9 billion and $861.2 billion, respectively, for the credit card portfolio segment; and $20.9 billion and $17.5 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2024 was relatively flat when compared to December 31, 2023, reflecting:
•a net reduction of $142 million in wholesale, which included a net addition associated with net downgrade activity, largely in Real Estate, primarily in CB, which was more than offset by the net impact of changes in the loan and lending-related commitment portfolios, as well as updates to certain macroeconomic variables, and
•a net addition of $44 million in consumer, consisting of:
–$153 million in Card Services, primarily due to seasoning of newer vintages, largely offset by reduced borrower uncertainty, predominantly offset by:
–a $125 million net reduction in Home Lending, primarily driven by improvements in the outlook for home prices.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect downside risks as a result of persistent inflation and tightening financial conditions.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.4% in the first quarter of 2025, and a weighted average U.S. real GDP level that is 1.7% lower than the central case at the end of the second quarter of 2025.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2024
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	3.9%	4.2%	4.1%
YoY growth in U.S. real GDP(b)	2.6%	0.9%	1.2%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase’s 2023 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 54-57, Wholesale Credit Portfolio on pages 58-66 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 78-80 for further information on the allowance for credit losses and related management judgments.

Note 13 – Variable interest entities
Refer to Note 1 and Note 14 of JPMorgan Chase’s 2023 Form 10-K for a further description of the Firm's accounting policies regarding consolidation of and involvement with VIEs.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	144
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	144–146
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	144–146
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	146
	Municipal bond vehicles	Financing of municipal bond investments	146
In addition, CIB also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 147–148 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 150 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$61,900	$665	$41,639	$547	$1,900	$83	$2,530
Subprime	8,999	—	1,600	20	23	—	43
Commercial and other(b)	167,405	—	116,054	520	5,607	1,398	7,525
Total	$238,304	$665	$159,293	$1,087	$7,530	$1,481	$10,098

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$58,570	$675	$39,319	$595	$1,981	$60	$2,636
Subprime	8,881	—	1,312	3	—	—	3
Commercial and other(b)	168,042	—	120,262	831	5,638	1,354	7,823
Total	$235,493	$675	$160,893	$1,429	$7,619	$1,414	$10,462
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $134 million and $52 million at March 31, 2024 and December 31, 2023, respectively, and subordinated securities which were $119 million and $38 million at March 31, 2024 and December 31, 2023, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of March 31, 2024 and December 31, 2023, 77% of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.4 billion and $2.5 billion of investment-grade retained interests at March 31, 2024 and December 31, 2023, respectively, and $115 million and $88 million of noninvestment-grade retained interests at March 31, 2024 and December 31, 2023, respectively. The retained interests in commercial and other securitization trusts consisted of $5.8 billion and $6.1 billion of investment-grade retained interests at March 31, 2024 and December 31, 2023, respectively, and $1.7 billion of noninvestment-grade retained interests at both March 31, 2024 and December 31, 2023.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2024	2023
Transfers of securities to VIEs
U.S. GSEs and government agencies	$8,406	$3,406
The Firm did not transfer any private label securities to re-securitization VIEs during the three months ended March 31, 2024 and 2023, respectively and retained interests in any such Firm-sponsored VIEs as of March 31, 2024 and December 31, 2023 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2024	December 31, 2023
U.S. GSEs and government agencies
Interest in VIEs	$2,877	$3,371
As of March 31, 2024 and December 31, 2023, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $4.6 billion and $9.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2024 and December 31, 2023, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $11.2 billion and $10.8 billion at March 31, 2024 and December 31, 2023, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2024 and December 31, 2023.

	Assets					Liabilities
March 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,994		$169	$13,163	$5,323	$10	$5,333
Firm-administered multi-seller conduits	1	24,800		180	24,981	20,366	28	20,394
Municipal bond vehicles	2,075	—		29	2,104	2,264	12	2,276
Mortgage securitization entities(a)	—	681		7	688	122	56	178
Other	153	1,584	(b)	263	2,000	—	176	176
Total	$2,229	$40,059		$648	$42,936	$28,075	$282	$28,357

	Assets					Liabilities
December 31, 2023 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,460		$117	$9,577	$2,998	$6	$3,004
Firm-administered multi-seller conduits	1	27,372		194	27,567	17,781	30	17,811
Municipal bond vehicles	2,056	—		22	2,078	2,116	11	2,127
Mortgage securitization entities(a)	—	693		8	701	125	57	182
Other	113	86		250	449	—	159	159
Total	$2,170	$37,611		$591	$40,372	$23,020	$263	$23,283
(a)Includes residential mortgage securitizations.
(b)Primarily includes consumer loans in CIB.
(c)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.4 billion and $3.1 billion at March 31, 2024 and December 31, 2023, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $33.1 billion and $35.1 billion at March 31, 2024 and December 31, 2023, of which $14.3 billion and $14.7 billion was unfunded at March 31, 2024 and December 31, 2023, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2023 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance which expanded the types of tax-oriented investments, beyond affordable housing tax credit investments, that the Firm can elect on a program by program basis, to be accounted for using the proportional amortization method. Refer to Note 1 for further information.
The proportional amortization method requires the cost of eligible investments, within an elected program, be amortized in proportion to the tax benefits received with the resulting amortization reported directly in income tax expense, which aligns with the associated tax credits and other tax benefits. Investments must meet certain criteria to be eligible, including that substantially all of the return is from income tax credits and other income tax benefits.
In addition, under this method deferred taxes are generally not recorded as the investment is now amortized in proportion to the income tax credits and other income tax benefits received. Delayed equity contributions that are unconditional and legally binding or conditional and probable of occurring are recorded in other liabilities with a corresponding increase in the carrying value of the investment. The guidance also requires a reevaluation of eligible investments when significant modifications or events occur that result in a change in the nature of the investment or a change in the Firm's relationship with the underlying project. During the period, there were no significant modifications or events that resulted in a change in the nature of an eligible investment or a change in the Firm's relationship with the underlying project.
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

As of or for the three months ended, (in millions)	Alternative energy and affordable housing programs
	March 31, 2024	December 31, 2023(d)
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$29,821	$14,644
Tax credits and other tax benefits(b)	1,266	566
Investments that qualify to be accounted for using proportional amortization:
Amortization gains/(losses) recognized as a component of income tax expense	(1,016)	(399)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	48	—
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Investing activities on the Consolidated statements of cash flows.
(c)Recorded in Other income on the Consolidated statements of income and Investing activities on the Consolidated statements of cash flows.
(d)As of December 31, 2023, represents eligible affordable housing investments. Refer to Note 25 of JPMorgan Chase’s 2023 Form 10-K for further information on affordable housing tax credits.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2024 and December 31, 2023 was $5.2 billion and $5.1 billion, respectively. The fair value of assets held by such VIEs at both March 31, 2024 and December 31, 2023 was $7.3 billion.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2024 and 2023, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2024		2023
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$4,922	$2,358	$1,073	$—
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$4,831	$2,324	$1,030	$—
Servicing fees collected	6	3	6	—
Cash flows received on interests	70	130	74	87
(a)Excludes re-securitization transactions.
(b)Predominantly includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgage and auto loans.
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

	Three months ended March 31,
(in millions)	2024	2023
Carrying value of loans sold	$4,536	$2,698
Proceeds received from loan sales as cash	306	7
Proceeds from loan sales as securities(a)(b)	4,192	2,662
Total proceeds received from loan sales(c)	$4,498	$2,669
Gains/(losses) on loan sales(d)(e)	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2024 and December 31, 2023. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	March 31, 2024	December 31, 2023
Loans repurchased or option to repurchase(a)	$519	$597
Real estate owned	8	8
Foreclosed government-guaranteed residential mortgage loans(b)	15	22
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2024 and December 31, 2023. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experience a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	2024	2023
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$41,639	$39,319	$470	$440	$2	$7
Subprime	1,600	1,312	130	131	1	2
Commercial and other	116,054	120,262	2,495	2,874	6	19
Total loans securitized	$159,293	$160,893	$3,095	$3,445	$9	$28

Note 14 – Goodwill, mortgage servicing rights, and other intangible assets
Refer to Note 15 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the accounting policies related to goodwill, mortgage servicing rights, and other intangible assets.
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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	March 31, 2024	December 31, 2023
Consumer & Community Banking	$32,116	$32,116
Corporate & Investment Bank	8,291	8,266
Commercial Banking	2,985	2,985
Asset & Wealth Management	8,565	8,582
Corporate	679	685
Total goodwill	$52,636	$52,634
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$52,634	$51,662
Changes during the period from:
Business combinations(a)	34	451
Other(b)	(32)	31
Balance at March 31,	$52,636	$52,144
(a)For the three months ended March 31, 2024, represents estimated goodwill associated with the acquisition of LayerOne Financial in CIB. For the three months ended March 31, 2023, represents estimated goodwill in AWM, as a result of the Firm's acquisition of the remaining 51% interest in CIFM.
(b)Primarily foreign currency adjustments.
Goodwill impairment testing
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment. Refer to Note 15 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the Firm’s goodwill impairment testing.
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
As of March 31, 2024, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of March 31, 2024, or December 31, 2023, nor was goodwill written off due to impairment during the three months ended March 31, 2024 or 2023.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorgan Chase’s 2023 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2024 and 2023.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2024	2023
Fair value at beginning of period	$8,522	$7,973
MSR activity:
Originations of MSRs	58	32
Purchase of MSRs(a)	2	(1)
Disposition of MSRs	5	2
Net additions/(dispositions)	65	33
Changes due to collection/realization of expected cash flows	(260)	(240)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	268	(22)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	7	—
Discount rates	—	—
Prepayment model changes and other(c)	3	11
Total changes in valuation due to other inputs and assumptions	10	11
Total changes in valuation due to inputs and assumptions	278	(11)
Fair value at March 31,	$8,605	$7,755
Changes in unrealized gains/(losses) included in income related to MSRs held at March 31,	$278	$(11)
Contractual service fees, late fees and other ancillary fees included in income	399	388
Third-party mortgage loans serviced at March 31, (in billions)	627	577
Servicer advances, net of an allowance for uncollectible amounts, at March 31(d)	607	671
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in millions)	2024	2023
CCB mortgage fees and related income
Production revenue	$130	$75

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	405	400
Changes in MSR asset fair value due to collection/realization of expected cash flows	(260)	(240)
Total operating revenue	145	160
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	268	(22)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	10	11
Changes in derivative fair value and other	(279)	(1)
Total risk management	(1)	(12)
Total net mortgage servicing revenue	144	148
Total CCB mortgage fees and related income	274	223
All other	1	(2)
Mortgage fees and related income	$275	$221
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2024 and December 31, 2023, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2024	Dec 31, 2023
Weighted-average prepayment speed assumption (constant prepayment rate)	6.22%	6.29%
Impact on fair value of 10% adverse change	$(201)	$(206)
Impact on fair value of 20% adverse change	(391)	(401)
Weighted-average option adjusted spread(a)	5.99%	6.10%
Impact on fair value of a 100 basis point adverse change	$(370)	$(369)
Impact on fair value of a 200 basis point adverse change	(712)	(709)
(a)Includes the impact of operational risk and regulatory capital.

Other intangible assets
The Firm’s finite-lived and indefinite-lived other intangible assets are initially recorded at their fair value primarily upon completion of a business combination. Finite-lived intangible assets, including core deposit intangibles, customer relationship intangibles, and certain other intangible assets, are amortized over their useful lives, estimated based on the expected future economic benefits. The Firm’s intangible assets with indefinite lives, such as asset management contracts, are not subject to amortization and are assessed periodically for impairment.
As of March 31, 2024 and December 31, 2023, other intangible assets consisted of finite-lived intangible assets of $1.9 billion and $2.0 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion for both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2023 Form 10-K for further information on deposits.
As of March 31, 2024 and December 31, 2023, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	March 31, 2024	December 31, 2023
U.S. offices
Noninterest-bearing (included $77,571 and $75,393 at fair value)(a)	$657,651	$643,748
Interest-bearing (included $563 and $573 at fair value)(a)	1,311,857	1,303,100
Total deposits in U.S. offices	1,969,508	1,946,848
Non-U.S. offices
Noninterest-bearing (included $1,991 and $1,737 at fair value)(a)	24,109	23,097
Interest-bearing (included $453 and $681 at fair value)(a)	434,792	430,743
Total deposits in non-U.S. offices	458,901	453,840
Total deposits	$2,428,409	$2,400,688
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of March 31, 2024, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending March 31 were as follows:

March 31, (in millions)
	U.S.	Non-U.S.	Total
2025	$214,783	$86,559	$301,342
2026	931	52	983
2027	234	18	252
2028	157	38	195
2029	367	780	1,147
After 5 years	214	55	269
Total	$216,686	$87,502	$304,188
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2024, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	March 31, 2024	December 31, 2023
Right-of-use assets	$8,389	$8,431
Lease liabilities	8,763	8,833
The Firm’s net rental expense was $541 million and $487 million for the three months ended March 31, 2024 and 2023, respectively.
Firm as lessor
The Firm’s lease financings are predominantly auto operating leases, and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income.

	Three months ended March 31,
(in millions)	2024	2023
Operating lease income	$672	$755
Depreciation expense	435	419

Note 17 – Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of March 31, 2024 and December 31, 2023, and the quarterly dividend declarations for the three months ended March 31, 2024 and 2023.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at March 31, 2024	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Issue date				Three months ended March 31,
									2024	2023
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00
Fixed-to-floating rate:
Series Q	150,000	150,000	1,500	1,500	4/23/2013	SOFR + 3.25	5/1/2023	SOFR + 3.25	220.45	128.75	(d)
Series R	150,000	150,000	1,500	1,500	7/29/2013	SOFR + 3.30	8/1/2023	SOFR + 3.30	221.70	150.00	(e)
Series S	200,000	200,000	2,000	2,000	1/22/2014	SOFR + 3.78	2/1/2024	SOFR + 3.78	233.70	168.75	(f)
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	SOFR + 3.33	153.13	153.13
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	SOFR + 3.33	152.50	152.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	203.70	182.79
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25
Series NN	250,000	NA	2,496	NA	3/12/2024	6.875	6/1/2029	CMT + 2.737	—	NA	(g)
Total preferred stock	2,990,375	2,740,375	$29,900	$27,404
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
(f)The dividend rate for Series S preferred stock became floating and payable quarterly starting on February 1, 2024; prior to which the dividend rate was fixed at 6.75% or $337.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on February 1, 2024 is three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.78%.
(g)As of March 31, 2024, no dividends had been declared on the Series NN preferred stock since the original issue date of March 12, 2024.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $30.2 billion at March 31, 2024.
On March 12, 2024, the Firm issued $2.5 billion of fixed-rate reset non-cumulative preferred stock, Series NN.
Redemptions
On May 1, 2024, the Firm redeemed all $5.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Q, Series R and Series S.
On April 30, 2024, the Firm redeemed all $1.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series U.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2024 and 2023.

(in millions, except per share amounts)	Three months ended March 31,
	2024	2023
Basic earnings per share
Net income	$13,419	$12,622
Less: Preferred stock dividends	397	356
Net income applicable to common equity	13,022	12,266
Less: Dividends and undistributed earnings allocated to participating securities	80	73
Net income applicable to common stockholders	$12,942	$12,193

Total weighted-average basic shares outstanding	2,908.3	2,968.5
Net income per share	$4.45	$4.11

Diluted earnings per share
Net income applicable to common stockholders	$12,942	$12,193
Total weighted-average basic shares outstanding	2,908.3	2,968.5
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.5	4.2
Total weighted-average diluted shares outstanding	2,912.8	2,972.7
Net income per share	$4.44	$4.10

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

As of or for the three months ended March 31, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	141		(204)	(21)	(889)	26	(249)	(1,196)
Balance at March 31, 2024	$(3,602)	(a)	$(1,420)	$(155)	$(4,821)	$(1,052)	$(589)	$(11,639)

As of or for the three months ended March 31, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2023	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	2,212		197	(21)	798	(55)	(208)	2,923
Balance at March 31, 2023	$(6,912)	(a)	$(1,348)	$(54)	$(4,858)	$(1,506)	$260	$(14,418)
(a)As of March 31, 2024 and 2023 included after-tax net unamortized unrealized gains/(losses) of $(824) million and $(1.3) billion related to AFS securities that have been transferred to HTM, respectively. As of March 31, 2023 included after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. Refer to Note 9 for further information.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2024			2023
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(181)	$44	$(137)	$2,042	$(490)	$1,552
Reclassification adjustment for realized (gains)/losses included in net income(a)	366	(88)	278	868	(208)	660
Net change	185	(44)	141	2,910	(698)	2,212
Translation adjustments(b):
Translation	(1,365)	68	(1,297)	973	(41)	932
Hedges	1,442	(349)	1,093	(963)	228	(735)
Net change	77	(281)	(204)	10	187	197
Fair value hedges, net change(c)	(27)	6	(21)	(28)	7	(21)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,762)	426	(1,336)	567	(136)	431
Reclassification adjustment for realized (gains)/losses included in net income(d)	589	(142)	447	483	(116)	367
Net change	(1,173)	284	(889)	1,050	(252)	798
Defined benefit pension and OPEB plans, net change	36	(10)	26	(71)	16	(55)
DVA on fair value option elected liabilities, net change	(327)	78	(249)	(274)	66	(208)
Total other comprehensive income/(loss)	$(1,229)	$33	$(1,196)	$3,597	$(674)	$2,923

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications for the three month period ended March 31, 2024. During the three months ended March 31, 2023, the Firm reclassified a net pre-tax loss of $(5) million to other revenue related to the acquisition of CIFM of which $(41) million related to the net investment hedge loss.
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
Refer to Note 26 of JPMorgan Chase’s 2023 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2024	December 31, 2023
Segregated for the benefit of securities and cleared derivative customers	$11.8	$10.3
Cash reserves at non-U.S. central banks and held for other general purposes	8.6	9.3
Total restricted cash(a)	$20.4	$19.6
(a)Comprises $19.3 billion and $18.2 billion in deposits with banks, and $1.1 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
Also, as of March 31, 2024 and December 31, 2023, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $38.1 billion and $40.5 billion, respectively.
•Securities with a fair value of $13.7 billion and $20.5 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 27 of JPMorgan Chase’s 2023 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the Firm as a consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal insured depository institution ("IDI") subsidiary, JPMorgan Chase Bank, N.A.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2024 and December 31, 2023.

	Standardized capital ratio requirements		Advanced capital ratio requirements		Well-capitalized ratios
	BHC(a)(b)	IDI(c)	BHC(a)(b)	IDI(c)	BHC(d)	IDI(e)
Risk-based capital ratios
CET1 capital	11.9%	7.0%	11.5%	7.0%	NA	6.5%
Tier 1 capital	13.4	8.5	13.0	8.5	6.0%	8.0
Total capital	15.4	10.5	15.0	10.5	10.0	10.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and JPMorgan Chase Bank, N.A. are subject.
(a)Represents the regulatory capital ratio requirements applicable to the Firm. The CET1, Tier 1 and Total capital ratio requirements each include a respective minimum requirement plus a GSIB surcharge of 4.5% as calculated under Method 2; plus a 2.9% SCB for Basel III Standardized ratios and a fixed 2.5% capital conservation buffer for Basel III Advanced ratios. The countercyclical buffer is currently set to 0% by the federal banking agencies.
(b)For the period ended December 31, 2023, the CET1, Tier 1, and Total capital ratio requirements under Basel III Standardized applicable to the Firm were 11.4%, 12.9%, and 14.9%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.0%, 12.5%, and 14.5%, respectively.
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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2024 and December 31, 2023.

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
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of March 31, 2024 and December 31, 2023, the Firm's CET1 capital reflected the remaining benefit of $720 million and $1.4 billion, respectively, associated with the CECL capital transition provisions.
Similarly, as of January 1, 2024, the Firm has phased out 75% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2023 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of March 31, 2024 and December 31, 2023, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2024 (in millions, except ratios)	Basel III Standardized			Basel III Advanced
	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$257,569		$268,040	$257,569		$268,040
Tier 1 capital	280,771	(b)	268,043	280,771	(b)	268,043
Total capital	312,149	(b)	287,922	298,766	(b)(c)	274,549	(c)
Risk-weighted assets	1,712,081		1,673,297	1,681,317	(c)	1,540,501	(c)
CET1 capital ratio	15.0%		16.0%	15.3%		17.4%
Tier 1 capital ratio	16.4		16.0	16.7		17.4
Total capital ratio	18.2		17.2	17.8		17.8

December 31, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$250,585	$262,030	$250,585		$262,030
Tier 1 capital	277,306	262,032	277,306		262,032
Total capital	308,497	281,308	295,417	(c)	268,392	(c)
Risk-weighted assets	1,671,995	1,621,789	1,669,156	(c)	1,526,952	(c)
CET1 capital ratio	15.0%	16.2%	15.0%		17.2%
Tier 1 capital ratio	16.6	16.2	16.6		17.2
Total capital ratio	18.5	17.3	17.7		17.6
(a)The capital metrics reflect the CECL capital transition provisions.
(b)As of March 31, 2024, for capital purposes, excluded $6.0 billion of preferred stock for which notices of redemption were issued during the first quarter and which were redeemed in the second quarter. Refer to Note 17 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	March 31, 2024		December 31, 2023
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,913,677	$3,372,219	$3,831,200	$3,337,842
Tier 1 leverage ratio	7.2%	7.9%	7.2%	7.9%
Total leverage exposure	$4,634,634	$4,088,591	$4,540,465	$4,038,739
SLR	6.1%	6.6%	6.1%	6.5%
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
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2024 and December 31, 2023. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	March 31, 2024					Dec 31, 2023	Mar 31, 2024		Dec 31, 2023
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$9,161	$7,387	$6,048	$9,315	$31,911	$30,125	$674	(j)	$678	(j)
Auto and other	11,416	134	—	3,199	14,749	15,278	104	(j)	148	(j)
Total consumer, excluding credit card	20,577	7,521	6,048	12,514	46,660	45,403	778		826
Credit card(b)	943,935	—	—	—	943,935	915,658	—		—
Total consumer(c)	964,512	7,521	6,048	12,514	990,595	961,061	778		826
Wholesale:
Other unfunded commitments to extend credit(d)	119,474	184,303	172,614	23,738	500,129	503,526	2,638	(j)	2,797	(j)
Standby letters of credit and other financial guarantees(d)	14,536	9,382	3,792	607	28,317	28,872	413		479
Other letters of credit(d)	3,641	279	47	101	4,068	4,388	37		37
Total wholesale(c)	137,651	193,964	176,453	24,446	532,514	536,786	3,088		3,313
Total lending-related	$1,102,163	$201,485	$182,501	$36,960	$1,523,109	$1,497,847	$3,866		$4,139
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$317,054	$—	$—	$—	$317,054	$283,664	$—		$—
Derivatives qualifying as guarantees	3,804	47	11,179	40,878	55,908	54,562	98		89
Unsettled resale and securities borrowed agreements	141,196	302	—	—	141,498	95,106	1		—
Unsettled repurchase and securities loaned agreements	99,305	541	—	—	99,846	60,724	—		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	60		76
Loans sold with recourse	NA	NA	NA	NA	834	803	23		24
Exchange & clearing house guarantees and commitments(f)	128,408	—	—	—	128,408	265,887	—		—
Other guarantees and commitments(g)	9,806	869	49	1,084	11,808	15,074	31		38
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of March 31, 2024 and December 31, 2023, reflected the contractual amount net of risk participations totaling $82 million and $88 million, respectively, for other unfunded commitments to extend credit; $8.1 billion and $8.2 billion, respectively, for standby letters of credit and other financial guarantees; $490 million and $589 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of March 31, 2024 and December 31, 2023, collateral held by the Firm in support of securities lending indemnification agreements was $335.4 billion and $300.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of March 31, 2024 and December 31, 2023, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of March 31, 2024 and December 31, 2023, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments, and reflects the impact of adopting updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024.
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
(j)As of March 31, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for residential real estate lending-related commitments totaling $596 million and $630 million, respectively, for auto and other lending-related commitments totaling $104 million and $148 million, respectively, and for other unfunded commitments to extend credit totaling $935 million and $1.1 billion, respectively. Refer to Note 26 for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2024 and December 31, 2023.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2024		December 31, 2023
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,736	$3,122	$19,694	$3,552
Noninvestment-grade(a)	8,581	946	9,178	836
Total contractual amount	$28,317	$4,068	$28,872	$4,388

Allowance for lending-related commitments	$87	$37	$110	$37
Guarantee liability	326	—	369	—
Total carrying value	$413	$37	$479	$37
Commitments with collateral	$16,213	$475	$16,861	$539
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2024 and December 31, 2023.

(in millions)	March 31, 2024	December 31, 2023
Notional amounts
Derivative guarantees	$55,908	$54,562
Stable value contracts with contractually limited exposure	33,347	32,488
Maximum exposure of stable value contracts with contractually limited exposure	1,826	1,652

Fair value
Derivative payables	98	89
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 30 of JPMorgan Chase’s 2023 Form 10-K for additional information regarding litigation.

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 163. Refer to Note 11 of JPMorgan Chase’s 2023 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 163 of this Note. Refer to Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information.
Note 23 – Pledged assets and collateral
Refer to Note 29 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2024	December 31, 2023
Assets that may be sold or repledged or otherwise used by secured parties	$200.8	$145.0
Assets that may not be sold or repledged or otherwise used by secured parties(a)	273.7	244.2
Assets pledged at Federal Reserve banks and FHLBs	671.0	675.6
Total pledged assets	$1,145.5	$1,064.8
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2024	December 31, 2023
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,444.8	$1,303.9
Collateral sold, repledged, delivered or otherwise used	1,113.5	982.8

Note 24 – Litigation
Contingencies
As of March 31, 2024, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.4 billion at March 31, 2024. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. The claim alleges “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan (Suisse) SA held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In March 2024, the Court upheld the Firm's challenge to the validity of service and the Malaysian Court’s jurisdiction to hear the claim. That decision has been appealed by 1MDB. In August 2023, the Court denied an application by 1MDB to discontinue its claim with permission to re-file a new claim in the future. An appeals court is scheduled in August 2024 to hear separate appeals filed by 1MDB and the Firm against that August 2023 decision. In its appeal, the Firm seeks to prevent any claim from continuing.
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
In September 2018, the parties settled the class action seeking monetary relief, with the defendants collectively contributing approximately $6.2 billion. The settlement has been approved by the District Court and affirmed on appeal. Based on the percentage of merchants that opted out of the settlement, $700 million has been returned to the defendants from the settlement escrow. A separate class action seeking injunctive relief continues, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part. In March 2024, Visa and Mastercard announced a settlement of the injunctive class action, agreeing to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. This settlement is subject to approval by the District Court.
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against the Firm and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing over 70% of the combined Mastercard-branded and Visa-branded payment card sales volume.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s (“BBA”) London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered Rate (“EURIBOR”). The Swiss Competition Commission’s investigation relating to EURIBOR, to which the Firm and one other bank remain subject, continues. The Firm appealed a December 2016 decision by the European Commission against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. In December 2023, the European General Court annulled the fine imposed by the European Commission, but exercised its discretion to re-impose a fine in an identical amount. In March 2024, the Firm filed an appeal of this decision with the Court of Justice of the European Union.
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
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments on transactions that the Firm cannot make under and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. As to claims against the Firm, a Russian court entered judgment against the Firm in one claim in February 2024, which the Firm has appealed in Russia. In separate claims, in April 2024, Russian courts ordered an interim freeze of assets in Russia (including funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination on the underlying claims. Russian courts may rule similarly in other cases, including ordering freezes of assets. The Firm challenged the April 2024 freeze orders in the Russian courts and in a New York federal court action, and a Russian court has issued an order instructing the Firm to discontinue the New York action. The value of the current claims and the orders to freeze assets against the Firm exceed the total amount of available assets that the Firm holds in Russia. If the claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full or the Firm could be prevented from complying with its obligations.
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
A separate shareholder derivative suit was filed in March 2022 in the United States District Court for the Eastern District of New York asserting state claims of breaches of fiduciary duty and federal claims of violations of federal securities laws based on the alleged failure of the Board of Directors to exercise adequate oversight over the Firm’s compliance with records preservation requirements which were the subject of resolutions between certain of the Firm’s subsidiaries and the SEC and the CFTC. In March 2024, the Court granted Defendants’ motion to dismiss the federal claims and declined to exercise jurisdiction over the remaining state claims.
Trading Venues Investigations. The Firm has been responding to government inquiries regarding its processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms. The Firm self-identified that certain trading and order data through the CIB was not feeding into its trade surveillance platforms. The Firm has completed enhancements to the CIB’s venue inventory and data completeness controls, and other remediation is underway. The Firm has also performed a review of the data not originally surveilled, which is nearly complete, and has not identified any employee misconduct, harm to clients or the market. While the identified gaps represent a fraction of the overall activity across the CIB, the data gap on one venue, which largely consisted of sponsored client access activity, was significant. The Firm is dedicated to maintaining rigorous controls and continuously enhancing the reliability of its trade infrastructure. In March 2024, the Firm entered into resolutions with the OCC and the Board of Governors of the FRB that require the Firm to, among other things, complete its remediation, engage an independent consultant, and pay aggregate civil penalties of approximately $350 million. The Firm also expects to enter into a resolution with a third U.S. regulator that will require the Firm to, among other things, pay a civil penalty of $100 million after offsets for amounts paid to the OCC and FRB. The Firm does not expect any disruption of service to clients as a result of these resolutions.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $(72) million and $176 million for the three months ended March 31, 2024 and 2023, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
As a result of the organizational changes announced on January 25, 2024, the Firm will be reorganizing its business segments to reflect the manner in which the segments will be managed. The reorganization of the business segments will be effective in the second quarter of 2024. Refer to Recent events on page 52 of JPMorgan Chase's 2023 Form 10-K for additional information.
Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of JPMorgan Chase’s business segments.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2024 and 2023, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest revenue	$3,945	$3,623	$11,236	$11,523	$925	$781	$3,514	$3,333
Net interest income	13,708	12,833	2,397	2,077	3,026	2,730	1,595	1,451
Total net revenue	17,653	16,456	13,633	13,600	3,951	3,511	5,109	4,784
Provision for credit losses	1,913	1,402	32	58	(31)	417	(57)	28
Noninterest expense	9,297	8,065	7,218	7,483	1,506	1,308	3,460	3,091
Income/(loss) before income tax expense/(benefit)	6,443	6,989	6,383	6,059	2,476	1,786	1,706	1,665
Income tax expense/(benefit)	1,612	1,746	1,630	1,638	607	439	416	298
Net income/(loss)	$4,831	$5,243	$4,753	$4,421	$1,869	$1,347	$1,290	$1,367
Average equity	$54,500	$52,000	$102,000	$108,000	$30,000	$28,500	$15,500	$16,000
Total assets	629,122	506,382	1,594,901	1,436,237	303,350	261,181	240,555	232,516
ROE	35%	40%	18%	16%	24%	18%	33%	34%
Overhead ratio	53	49	53	55	38	37	68	65

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$(275)	$(755)	$(493)	$(867)	$18,852	$17,638
Net interest income	2,477	1,740	(121)	(120)	23,082	20,711
Total net revenue	2,202	985	(614)	(987)	41,934	38,349
Provision for credit losses	27	370	—	—	1,884	2,275
Noninterest expense	1,276	160	—	—	22,757	20,107
Income/(loss) before income tax expense/(benefit)	899	455	(614)	(987)	17,293	15,967
Income tax expense/(benefit)	223	211	(614)	(987)	3,874	3,345
Net income/(loss)	$676	$244	$—	$—	$13,419	$12,622
Average equity	$98,277	$66,697	$—	$—	$300,277	$271,197
Total assets	1,322,799	1,307,989	NA	NA	4,090,727	3,744,305
ROE	NM	NM	NM	NM	17%	18%
Overhead ratio	NM	NM	NM	NM	54	52
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Note 26 – Business combinations
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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. Adjustments to the purchase price and the estimated bargain purchase gain may take place up to one year from the acquisition date, as permitted by U.S. GAAP. The Firm is working to conclude the final settlement process with the FDIC. Resolution of certain matters relating to the final settlement will occur after May 1, 2024. The current estimated bargain purchase gain of $2.8 billion reflects measurement period adjustments made to the fair value of the net assets acquired, from the acquisition date through March 31, 2024, including a reduction of $16 million for the three months ended March 31, 2024.
Refer to Note 34 of JPMorgan Chase’s 2023 Form 10-K for further information on the First Republic acquisition.

The computation of the purchase price, the estimated fair values of the assets acquired and liabilities assumed as part of the First Republic acquisition and the related estimated bargain purchase gain are presented below, and reflects adjustments made through March 31, 2024 to the acquisition-date fair value of the net assets acquired.

Fair value purchase price allocation as of May 1, 2023
(in millions)
Purchase price consideration
Amounts paid/due to the FDIC, net of cash acquired(a)	$13,566
Purchase Money Note (at fair value)(b)	48,848
Settlement of First Republic deposit and other related party transactions(c)	5,447
Contingent consideration - Shared-loss agreements	15
Purchase price consideration	$67,876

Assets
Securities	$30,285
Loans	153,242
Core deposit and customer relationship intangibles	1,455
Indemnification assets - Shared-loss agreements	675
Accounts receivable and other assets(d)	6,595
Total assets acquired	$192,252

Liabilities
Deposits	$87,572
FHLB advances	27,919
Lending-related commitments	2,614
Accounts payable and other liabilities(d)	2,793
Deferred tax liabilities	719
Total liabilities assumed	$121,617

Fair value of net assets acquired	$70,635
Estimated gain on acquisition, after income taxes	$2,759
(a)Includes $10.6 billion of cash paid to the FDIC at acquisition and $3.6 billion payable to the FDIC, less cash acquired of $680 million.
(b)As part of the consideration paid, JPMorgan Chase issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note").
(c)Includes $447 million of securities financing transactions with First Republic Bank that were effectively settled on the acquisition date.
(d)Other assets include $1.2 billion in tax-oriented investments and $683 million of lease right-of-use assets. Other liabilities include the related tax-oriented investment liabilities of $669 million and lease liabilities of $748 million. Refer to Note 14 and Note 18 of JPMorgan Chase's 2023 Form 10-K for additional information.
Refer to JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s accounting policies and valuation methodologies for securities, loans, core deposits and customer relationship intangibles, shared-loss agreements and the related indemnification assets, deposits, Purchase Money Note, FHLB advances and lending-related commitments.
Loans
The following table presents the unpaid principal balance ("UPB") and estimated fair values of the loans acquired as of May 1, 2023, and reflects adjustments made through March 31, 2024 to the acquisition-date fair value of the loans acquired.

	May 1, 2023
(in millions)	UPB	Fair value
Residential real estate	$106,240	$92,053
Auto and other	3,093	2,030
Total consumer	109,333	94,083
Secured by real estate	37,117	33,602
Commercial & industrial	4,332	3,932
Other	23,499	21,625
Total wholesale	64,948	59,159
Total loans	$174,281	$153,242

Unaudited pro forma condensed combined financial information
Included in the Firm's Consolidated statements of income are noninterest revenue, net interest income and net income contributed by First Republic of $315 million, $1.3 billion and $668 million, respectively, for the three months ended March 31, 2024.
The following table presents certain unaudited pro forma financial information for the three months ended March 31, 2023 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.8 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets, loans and lending-related commitments.
The Firm expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2022, nor is it indicative of the results of operations in future periods.

For the three months ended March 31, 2023
(in millions)
Noninterest revenue	$17,899
Net interest income	21,909
Net income	13,168

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 1, 2024

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$535,708	$6,386	4.79%		$505,662	$4,819	3.87%
Federal funds sold and securities purchased under resale agreements	323,988	4,215	5.23		313,187	3,131	4.06
Securities borrowed	192,545	2,166	4.52		192,843	1,716	3.61
Trading assets – debt instruments	422,516	4,603	4.38		357,682	3,660	4.15
Taxable securities	550,063	4,871	3.56		596,723	3,967	2.70
Nontaxable securities(a)	29,983	376	5.04		25,327	308	4.93
Total investment securities	580,046	5,247	3.64	(g)	622,050	4,275	2.79	(g)
Loans	1,311,578	22,931	7.03		1,129,624	17,754	6.37
All other interest-earning assets(b)(c)	79,134	2,011	10.22		95,709	1,769	7.50
Total interest-earning assets	3,445,515	47,559	5.55		3,216,757	37,124	4.68
Allowance for loan losses	(22,367)				(19,126)
Cash and due from banks	23,627				26,056
Trading assets – equity and other instruments	190,783				152,081
Trading assets – derivative receivables	57,635				64,526
Goodwill, MSRs and other intangible Assets	64,402				60,855
All other noninterest-earning assets	209,042				208,828
Total assets	$3,968,637				$3,709,977
Liabilities
Interest-bearing deposits	$1,726,142	$12,234	2.85%		$1,670,036	$7,637	1.85%
Federal funds purchased and securities loaned or sold under repurchase agreements	294,983	3,969	5.41		252,310	2,804	4.51
Short-term borrowings	38,529	535	5.57		38,763	421	4.40
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	302,997	2,636	3.50		277,576	1,971	2.88
Beneficial interests issued by consolidated VIEs	27,407	364	5.34		13,483	147	4.43
Long-term debt	340,411	4,618	5.46		249,336	3,313	5.39
Total interest-bearing liabilities	2,730,469	24,356	3.59		2,501,504	16,293	2.64
Noninterest-bearing deposits	648,644				650,443
Trading liabilities – equity and other instruments(e)	28,622				29,769
Trading liabilities – derivative payables	39,877				49,357
All other liabilities, including the allowance for lending-related commitments	192,796				180,303
Total liabilities	3,640,408				3,411,376
Stockholders’ equity
Preferred stock	27,952				27,404
Common stockholders’ equity	300,277				271,197
Total stockholders’ equity	328,229				298,601
Total liabilities and stockholders’ equity	$3,968,637				$3,709,977
Interest rate spread			1.96%				2.04%
Net interest income and net yield on interest-earning assets		$23,203	2.71			$20,831	2.63
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
(e)The combined balance of trading liabilities – debt and equity instruments was $174.1 billion and $143.3 billion for the three months ended March 31, 2024 and 2023, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.60% and 2.74% for the three months ended March 31, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

GLOSSARY OF TERMS AND ACRONYMS
2023 Form 10-K: Annual report on Form 10-K for year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission.
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
CCP: Central Counterparty
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
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
FDM: "Financial difficulty modification" applies to loan modifications effective January 1, 2023, and is deemed to occur when the Firm modifies specific terms of the original loan agreement. The following types of modifications are considered FDMs: principal forgiveness, interest rate reduction, other-than-insignificant payment deferral, term extension or a combination of these modifications.
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
IPO: Initial Public Offering
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
CB product revenue consists of the following:
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 135–143 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 162 of JPMorgan Chase’s 2023 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2023 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2023 Form 10-K and Forward-Looking Statements on page 82 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2023 Form 10-K for information on Supervision and Regulation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 38-43 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2023 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
Effective May 1, 2022, the Firm is authorized to purchase up to $30 billion under its common share repurchase program previously approved by the Board of Directors, which was announced on April 13, 2022.

Shares repurchased pursuant to the common share repurchase program during the three months ended March 31, 2024 were as follows:

Three months ended March 31, 2024	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
January	6,196,815	$170.78	$1,058	$18,677
February	4,878,425	178.52	871	17,806
March	4,794,696	191.76	920	16,886
First quarter	15,869,936	$179.50	$2,849	$16,886
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the first quarter of 2024 by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the first quarter of 2024. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the first quarter of 2024.

Name	Title	Adoption date	Duration(b)	Aggregate number of shares to be sold
Ashley Bacon	Chief Risk Officer	February 7, 2024	February 7, 2024 – September 30, 2024	10,172
Lori Beer	Chief Information Officer	February 13, 2024	February 13, 2024 – September 30, 2024	5,298
Mary Erdoes	CEO, AWM	February 7, 2024	February 7, 2024 – June 28, 2024	15,895
Stacey Friedman	General Counsel	February 14, 2024	February 14, 2024 – September 30, 2024	8,830
Elena Korablina	Controller	February 1, 2024	February 1, 2024 – September 30, 2024	21,829
Marianne Lake(a)	CEO, CCB	February 13, 2024	February 13, 2024 – December 31, 2024	11,734
Robin Leopold	Head of Human Resources	February 9, 2024	February 9, 2024 – December 31, 2024	3,000
Doug Petno	Co-Head of Global Banking, CIB	February 12, 2024	February 12, 2024 – September 30, 2024	9,654
Jennifer Piepszak	Co-CEO, CIB	February 6, 2024	February 6, 2024 – December 31, 2024	8,831
Peter Scher	Vice Chairman	February 9, 2024	February 9, 2024 – September 30, 2024	4,973
(a)Transaction by trust of which Ms. Lake has either a direct or indirect pecuniary interest.
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2024 and 2023, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2024 and 2023, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2024 and December 31, 2023, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2024 and 2023, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 1, 2024