Form 10-Q
period 2024-06-30
JPMORGAN CHASE & CO
filed 2024-08-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2024	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of June 30, 2024: 2,845,164,727

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)						Six months ended June 30,
	2Q24	1Q24	4Q23	3Q23	2Q23	2024	2023
Selected income statement data
Total net revenue	$50,200 (e)	$41,934	$38,574	$39,874	$41,307	$92,134 (e)	$79,656
Total noninterest expense	23,713 (e)	22,757	24,486	21,757	20,822	46,470 (e)	40,929
Pre-provision profit(a)	26,487	19,177	14,088	18,117	20,485	45,664	38,727
Provision for credit losses	3,052	1,884	2,762	1,384	2,899	4,936	5,174
Income before income tax expense	23,435	17,293	11,326	16,733	17,586	40,728	33,553
Income tax expense	5,286	3,874	2,019	3,582	3,114	9,160	6,459
Net income	$18,149	$13,419	$9,307	$13,151	$14,472	$31,568	$27,094

Earnings per share data
Net income: Basic	$6.13	$4.45	$3.04	$4.33	$4.76	$10.58	$8.86
Diluted	6.12	4.44	3.04	4.33	4.75	10.56	8.85
Average shares: Basic	2,889.8	2,908.3	2,914.4	2,927.5	2,943.8	2,899.1	2,956.1
Diluted	2,894.9	2,912.8	2,919.1	2,932.1	2,948.3	2,903.9	2,960.5

Market and per common share data
Market capitalization	575,463	575,195	489,320	419,254	422,661	575,463	422,661
Common shares at period-end	2,845.1	2,871.6	2,876.6	2,891.0	2,906.1	2,845.1	2,906.1
Book value per share	111.29	106.81	104.45	100.30	98.11	111.29	98.11
Tangible book value per share (“TBVPS”)(a)	92.77	88.43	86.08	82.04	79.90	92.77	79.90
Cash dividends declared per share	1.15	1.15	1.05	1.05	1.00	2.30	2.00

Selected ratios and metrics
Return on common equity (“ROE”)(b)	23%	17%	12%	18%	20%	20%	19%
Return on tangible common equity (“ROTCE”)(a)(b)	28	21	15	22	25	25	24
Return on assets(b)	1.79	1.36	0.95	1.36	1.51	1.58	1.45
Overhead ratio	47	54	63	55	50	50	51
Loans-to-deposits ratio	55	54	55	55	54	55	54
Firm Liquidity coverage ratio (“LCR”) (average)	112	112	113	112	112	112	112
JPMorgan Chase Bank, N.A. LCR (average)	125	129	129	123	129	125	129
Common equity Tier 1 (“CET1”) capital ratio(c)(d)	15.3	15.0	15.0	14.3	13.8	15.3	13.8
Tier 1 capital ratio(c)(d)	16.7	16.4	16.6	15.9	15.4	16.7	15.4
Total capital ratio(c)(d)	18.5	18.2	18.5	17.8	17.3	18.5	17.3
Tier 1 leverage ratio(c)	7.2	7.2	7.2	7.1	6.9	7.2	6.9
Supplementary leverage ratio (“SLR”)(c)	6.1	6.1	6.1	6.0	5.8	6.1	5.8

Selected balance sheet data (period-end)
Trading assets	$733,882	$754,409	$540,607	$601,993	$636,996	$733,882	$636,996
Investment securities, net of allowance for credit losses	589,998	570,679	571,552	585,380	612,203	589,998	612,203
Loans	1,320,700	1,309,616	1,323,706	1,310,059	1,300,069	1,320,700	1,300,069
Total assets	4,143,003	4,090,727	3,875,393	3,898,333	3,868,240	4,143,003	3,868,240
Deposits	2,396,530	2,428,409	2,400,688	2,379,526	2,398,962	2,396,530	2,398,962
Long-term debt	394,028	395,872	391,825	362,793	364,078	394,028	364,078
Common stockholders’ equity	316,652	306,737	300,474	289,967	285,112	316,652	285,112
Total stockholders’ equity	340,552	336,637	327,878	317,371	312,516	340,552	312,516
Employees	313,206	311,921	309,926	308,669	300,066	313,206	300,066

Credit quality metrics
Allowances for credit losses	$25,514	$24,695	$24,765	$24,155	$24,288	$25,514	$24,288
Allowance for loan losses to total retained loans	1.81%	1.77%	1.75%	1.73%	1.75%	1.81%	1.75%
Nonperforming assets	$8,423	$8,265	$7,597	$8,131	$7,838	$8,423	$7,838
Net charge-offs	2,231	1,956	2,164	1,497	1,411	4,187	2,548
Net charge-off rate	0.71%	0.62%	0.68%	0.47%	0.47%	0.67%	0.45%
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
(d)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 45-50 for additional information.
(e)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Executive Overview on pages 5-8, and Notes 2 and 5 of this Form 10-Q, as well as pages 8 and 100 of JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 for further information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2024.
This Quarterly Report on Form 10-Q for the second quarter of 2024 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 194-201 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 90 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $4.1 trillion in assets and $340.6 billion in stockholders’ equity as of June 30, 2024. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
Business Segment Reorganization: Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm now has three reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale businesses are the Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) segments. Refer to Business Segment Results on pages 20-22 of this Form 10-Q and Recent events on page 52 of the 2023 Form 10-K for additional information on the reorganization, as well as Note 25 of this Form 10-Q and Note 32 of the 2023 Form 10-K, for a description of the Firm’s business segments and the products and services they provide to their respective client bases.
First Republic: On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). References in this Form 10-Q to "associated with First Republic," "related to First Republic," "impact of First Republic" or similar expressions refer to the relevant effects of the First Republic acquisition, as well as subsequent related business and activities, as applicable. Refer to Note 26 for additional information.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Selected income statement data
Noninterest revenue	$27,454	$19,528	41%	$46,306	$37,166	25%
Net interest income	22,746	21,779	4	45,828	42,490	8
Total net revenue	50,200	41,307	22	92,134	79,656	16
Total noninterest expense	23,713	20,822	14	46,470	40,929	14
Pre-provision profit	26,487	20,485	29	45,664	38,727	18
Provision for credit losses	3,052	2,899	5	4,936	5,174	(5)
Net income	18,149	14,472	25	31,568	27,094	17
Diluted earnings per share	6.12	4.75	29	10.56	8.85	19
Selected ratios and metrics
Return on common equity	23%	20%		20%	19%
Return on tangible common equity	28	25		25	24
Book value per share	$111.29	$98.11	13	$111.29	$98.11	13
Tangible book value per share	92.77	79.90	16	92.77	79.90	16
Capital ratios(a)(b)
CET1 capital	15.3%	13.8%		15.3%	13.8%
Tier 1 capital	16.7	15.4		16.7	15.4
Total capital	18.5	17.3		18.5	17.3
Memo:
NII excluding Markets(c)	$22,938	$22,370	3	$45,958	$43,306	6
NIR excluding Markets(c)	20,261	12,969	56	31,776	22,931	39
Markets(c)	7,793	7,062	10	15,806	15,500	2
Total net revenue - managed basis	$50,992	$42,401	20	$93,540	$81,737	14
(a)The ratios reflect the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 45-50 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
First Republic: JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC on May 1, 2023. As a result, the current-quarter and year-to-date results include the three- and six-month impact of First Republic, respectively, compared with two months in the prior-year periods. Where meaningful to the results, this is referred to in this Form 10-Q as the "timing impact" of First Republic.
Visa shares: On April 8, 2024, Visa Inc. commenced an initial exchange offer for Visa Class B-1 common shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa Class B-1 common shares in exchange for a combination of Visa Class B-2 common shares and Visa Class C common shares (“Visa C shares”), resulting in a $7.9 billion net gain for the period ended June 30, 2024.
In addition, the Firm contributed $1.0 billion of Visa shares to the JPMorgan Chase Foundation. Refer to Principal Investment Risk and Market Risk Management on page 78 and pages 79-84, respectively, and Notes 2 and 5 for additional information.
Comparisons noted in the sections below are for the second quarter of 2024 versus the second quarter of 2023, unless otherwise specified.
Firmwide overview
For the second quarter of 2024, JPMorgan Chase reported net income of $18.1 billion, up 25%, earnings per share of $6.12, ROE of 23% and ROTCE of 28%. The Firm's results included the following in Corporate: a $7.9 billion net gain related to Visa shares, a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and $546 million of net investment securities losses.

•Total net revenue was $50.2 billion, up 22%, reflecting:
–Net interest income ("NII") of $22.7 billion, up 4%, driven by the impact of balance sheet mix and higher rates; higher revolving balances in Card Services; the timing impact of First Republic; and higher Markets net interest income, largely offset by deposit margin compression across the LOBs and lower average deposit balances in CCB. NII excluding Markets was $22.9 billion, up 3%.
–Noninterest revenue ("NIR") was $27.5 billion, up 41%, driven by the $7.9 billion net gain related to Visa shares, higher investment banking fees, higher asset management fees, lower net investment securities losses in Treasury and CIO, and higher Markets noninterest revenue. The prior year included the preliminary estimated bargain purchase gain of $2.7 billion associated with First Republic.
•Noninterest expense was $23.7 billion, up 14%, predominantly driven by higher compensation expense, including higher revenue-related compensation and growth in employees, as well as the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation.
•The provision for credit losses was $3.1 billion, reflecting $2.2 billion of net charge-offs and a net addition to the allowance for credit losses of $821 million. Net charge-offs increased by $820 million, predominantly driven by the seasoning of newer vintages and continued credit normalization in Card Services. The net addition to the allowance for credit losses included $609 million in consumer, primarily in Card Services, and $189 million in wholesale.
The provision in the prior year was $2.9 billion, reflecting a $1.5 billion net addition to the allowance for credit losses, including $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments, and $1.4 billion of net charge-offs.
•The total allowance for credit losses was $25.5 billion at June 30, 2024. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.81%, compared with 1.75% in the prior year.
•The Firm’s nonperforming assets totaled $8.4 billion at June 30, 2024, up 7%, driven by wholesale nonaccrual loans, which reflect downgrades in Real Estate, concentrated in Office, partially offset by net sales of consumer nonaccrual loans. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 65-74 and pages 61-64, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 6%, predominantly driven by higher loans in CCB and CIB, including the timing impact of First Republic.
•Firmwide average deposits of $2.4 trillion were down 1%, reflecting:
–a decline in CCB in existing accounts primarily due to increased customer spending, predominantly offset by
–net issuances of structured notes in CIB as a result of client demand in Markets, and net inflows in Payments,
–the timing impact of First Republic, and
–an increase in Corporate related to the Firm's international consumer initiatives.
Refer to Liquidity Risk Management on pages 51-58 for additional information.
Selected capital and other metrics
•CET1 capital was $267 billion, and the Standardized and Advanced CET1 ratios were 15.3% and 15.5%, respectively.
•SLR was 6.1%.
•TBVPS grew 16%, ending the second quarter of 2024 at $92.77.
•As of June 30, 2024, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $841 billion and unencumbered marketable securities with a fair value of approximately $623 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 51-58 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 9-14 and pages 15-16, respectively, for a further discussion of the Firm's results, including the provision for credit losses; and Notes 5 and 26 for additional information on First Republic.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the second quarter of 2024.

CCB ROE 30%
•Average deposits down 7% year-over-year ("YoY"), down 1% quarter-over-quarter ("QoQ"); client investment assets up 14%
•Average loans up 10% YoY including First Republic, flat QoQ; Card Services net charge-off rate of 3.50%
•Debit and credit card sales volume(a) up 7%
•Active mobile customers(b) up 7%

CIB ROE 17%
•#1 ranking for Global Investment Banking fees with 9.5% wallet share YTD
•Markets revenue up 10%, with Fixed Income Markets up 5% and Equity Markets up 21%
•Average Banking & Payments loans up 2% YoY, flat QoQ; average client deposits(c) up 2% YoY, up 1% QoQ

AWM ROE 32%	•Assets under management ("AUM") of $3.7 trillion, up 15% •Average loans up 2% YoY, flat QoQ; average deposits up 7% YoY due to the allocation of First Republic deposits to AWM in 4Q23, flat QoQ
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment Results on pages 20-43 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2024, consisting of approximately:

$1.4 trillion	Total credit provided and capital raised (including loans and commitments)

$120 billion	Credit for consumers

$20 billion	Credit for U.S. small businesses

$1.3 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$30 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Credit and capital for corporations and non-U.S. government entities include Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 90 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2024 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2024
•Management expects net interest income, and net interest income excluding Markets, to be approximately $91 billion, market dependent.
•Management expects adjusted expense to be approximately $92 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.40%.
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
The Firm continues to progress in the conversion of operations, and the integration of clients, products and services, associated with the First Republic acquisition to align with the Firm’s businesses and operations. The Firm expects that these actions will be substantially complete by the end of 2024.
Refer to Note 26 for additional information related to First Republic.
Regulatory developments
On June 21, 2024, the Federal Reserve and the FDIC announced joint determinations on the Firm’s 2023 resolution plan, which identified no deficiencies and one shortcoming that must be satisfactorily addressed in the Firm’s next resolution plan due on July 1, 2025.
Refer to Supervision and regulation on pages 4-8 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s resolution plan.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2024 and 2023, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 86-88 of this Form 10-Q and pages 155–158 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,					Six months ended June 30,
(in millions)	2024		2023		Change	2024		2023		Change
Investment banking fees	$2,304		$1,513		52%	$4,258		$3,162		35%
Principal transactions	6,814		6,910		(1)	13,604		14,525		(6)
Lending- and deposit-related fees	1,828		1,828		—	3,730		3,448		8
Asset management fees	4,302		3,774		14	8,448		7,239		17
Commissions and other fees	1,924		1,739		11	3,729		3,434		9
Investment securities losses	(547)		(900)		39	(913)		(1,768)		48
Mortgage fees and related income	348		278		25	623		499		25
Card income	1,332		1,094		22	2,550		2,328		10
Other income(a)(b)	9,149	(c)	3,292	(d)	178	10,277	(c)	4,299	(d)	139
Noninterest revenue	27,454		19,528		41	46,306		37,166		25
Net interest income	22,746		21,779		4	45,828		42,490		8
Total net revenue	$50,200		$41,307		22%	$92,134		$79,656		16%
(a)    Included operating lease income of $689 million and $716 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 billion and $1.5 billion for the six months ended June 30, 2024 and 2023, respectively. Refer to Note 5 for additional information.
(b)    Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments that was previously recognized in other income is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
(c)    Included the net gain related to Visa shares of $7.9 billion for the three and six months ended June 30, 2024. Refer to Notes 2 and 5 for additional information.
(d)    Included the preliminary estimated bargain purchase gain of $2.7 billion for the three and six months ended June 30, 2023, associated with the First Republic acquisition. Refer to Notes 5 and 26 for additional information.
Quarterly results
Investment banking fees increased in CIB reflecting:
•higher debt underwriting fees predominantly driven by higher industry-wide issuance in leveraged loans, high-yield bonds and high-grade bonds,
•higher equity underwriting fees driven by follow-on offerings, IPOs and private placements, reflecting wallet share gains amid favorable market conditions, and
•higher advisory fees driven by a higher number of large completed transactions compared with a challenging prior-year quarter.
Refer to CIB segment results on pages 28-35 and Note 5 for additional information.
Principal transactions revenue decreased, reflecting in CIB:
•lower Fixed Income Markets revenue in Rates, Currencies and Emerging Markets, and Commodities, partially offset by higher revenue in Securitized Products,
•a loss of $87 million in Credit Adjustments & Other in CIB, compared with a gain of $36 million in the prior year, and
•higher Equity Markets revenue in Prime Finance and Equity Derivatives.
The decrease in principal transactions revenue also included lower revenue in Treasury and CIO.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB and Corporate segment results on pages 28-35 and pages 41-43, respectively, and Note 5 for additional information.
Lending- and deposit-related fees was flat as higher other lending- and deposit-related fees in CIB were offset by lower amortization in the current quarter associated with the purchase discount on certain short-dated First Republic lending-related commitments, predominantly in AWM. Refer to CCB, CIB and AWM segment results on pages 23-27, pages 28-35 and pages 36-40, respectively, and Note 5 for additional information.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB. Refer to CCB and AWM segment results on pages 23-27 and pages 36-40, respectively, and Note 5 for additional information.
Commissions and other fees increased and included higher brokerage commissions and fees in CIB and AWM, and higher annuity sales commissions in CCB. Refer to CCB, CIB and AWM segment results on pages 23-27, pages 28-35 and pages 36-40, respectively, and Note 5 for additional information.

Investment securities losses decreased related to sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate segment results on pages 41-43 and Note 9 for additional information.
Mortgage fees and related income increased in Home Lending, predominantly reflecting higher production revenue. Refer to CCB segment results on pages 23-27 and Note 14 for additional information.
Card income increased in CCB, reflecting higher net interchange on increased debit and credit card sales volume, and higher annual fees, partially offset by an increase in amortization of new account origination costs, reflecting continued growth in Card Services.
The prior-year net interchange included an increase to the rewards liability due to adjustments to the terms of certain reward programs. Refer to CCB segment results on pages 23-27 and Note 5 for additional information.
Other income increased, reflecting:
•in Corporate
–the $7.9 billion net gain related to Visa shares;
–the prior year included the preliminary estimated bargain purchase gain of $2.7 billion associated with the First Republic acquisition, and
•the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income now being recognized in income tax expense.
Refer to Notes 1, 5 and 13 for additional information on the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance; Notes 2 and 5 for additional information on Visa shares and; Note 26 for additional information on the First Republic acquisition.
Net interest income increased, driven by the impact of balance sheet mix and higher rates; higher revolving balances in Card Services; the timing impact of First Republic; and higher Markets net interest income, largely offset by deposit margin compression across the LOBs and lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.5 trillion, up $166 billion, and the yield was 5.57%, up 56 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.62%, flat when compared to the prior year. The net yield excluding Markets was 3.86%, up 3 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 192 for further information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of net yield excluding Markets.
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by higher industry-wide issuance in leveraged loans, high-grade bonds and high-yield bonds, and
•higher equity underwriting fees driven by higher IPOs, follow-on and convertible securities offerings.
Principal transactions revenue decreased predominantly in CIB, reflecting:
•lower Fixed Income Markets revenue in Rates, and Commodities, partially offset by higher revenue in Securitized Products,
•higher Equity Markets revenue in Prime Finance and Equity Derivatives, and
•losses of $102 million in Credit Adjustments & Other in CIB compared with losses of $117 million in the prior year.
Lending- and deposit-related fees increased, reflecting in CIB, higher lending-related fees, including loan commitment fees, and higher deposit-related fees, including cash management fees in Payments.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB, as well as the timing impact of First Republic in CCB.
Commissions and other fees increased and included higher annuity sales commissions in CCB, as well as higher brokerage commissions and fees, and custody fees in CIB and AWM.
Investment securities losses decreased related to sales of U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolio in Treasury and CIO.
Mortgage fees and related income increased in Home Lending, predominantly reflecting higher production revenue, which included the timing impact of First Republic.
Card income increased in CCB, reflecting higher net interchange on increased debit and credit card sales volume, as well as higher annual fees, largely offset by an increase in amortization of new account origination costs, reflecting continued growth in Card Services.
Other income increased, reflecting:
•in Corporate
–the $7.9 billion net gain related to Visa shares;
–the prior year included the preliminary estimated bargain purchase gain of $2.7 billion associated with the First Republic acquisition, and
•the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income now being recognized in income tax expense.

The prior year included a gain of $339 million on the original minority interest in China International Fund Management ("CIFM") in AWM.
Refer to AWM segment results on pages 36-40 for additional information on CIFM.
Net interest income increased driven by the impact of balance sheet mix and higher rates; the timing impact of First Republic; higher revolving balances in Card Services; and higher Markets net interest income, partially offset by deposit margin compression across the LOBs and lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.5 trillion, up $197 billion, and the yield was 5.56%, up 71 bps. The net yield on these assets, on an FTE basis, was 2.66%, an increase of 3 bps. The net yield excluding Markets was 3.85%, up 3 bps.
Refer to Executive Overview on pages 5-8 for additional information on the timing impact of First Republic.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Consumer, excluding credit card	$144	$555	(74)%	$221	$803	(72)%
Credit card	2,429	1,324	83	4,266	2,546	68
Total consumer	2,573	1,879	37	4,487	3,349	34
Wholesale	456	1,007	(55)	400	1,811	(78)
Investment securities	23	13	77	49	14	250
Total provision for credit losses	$3,052	$2,899	5%	$4,936	$5,174	(5)%
Quarterly results
The provision for credit losses was $3.1 billion, reflecting $2.2 billion of net charge-offs and an $821 million net addition to the allowance for credit losses.
Net charge-offs included $2.0 billion in consumer, driven by Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $267 million in wholesale.
The net addition to the allowance for credit losses included:
•$609 million in consumer, driven by Card Services, predominantly due to loan growth and updates to certain macroeconomic variables, and
•$189 million in wholesale, driven by the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, as well as net downgrade activity, primarily in Real Estate, largely offset by the impact of changes in the loan and lending-related commitment portfolios.
The provision in the prior year was $2.9 billion, reflecting a $1.5 billion net addition to the allowance for credit losses and net charge-offs of $1.4 billion. The net addition included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments.
Refer to CCB segment results on pages 23-27, CIB on pages 28-35, AWM on pages 36-40, Corporate on pages 41-43; Allowance for Credit Losses on pages 75-77; Critical Accounting Estimates Used by the Firm on pages 86-88; Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $4.9 billion, reflecting $4.2 billion of net charge-offs and a $749 million net addition to the allowance for credit losses.
Net charge-offs included $3.8 billion in consumer, predominantly driven by Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $353 million in wholesale, primarily in Real Estate, concentrated in Office.
The net addition to the allowance for credit losses included:
•$653 million in consumer, reflecting a $753 million net addition in Card Services, predominantly driven by the seasoning of newer vintages, loan growth, and updates to certain macroeconomic variables, and a $125 million net reduction in Home Lending, and
•$47 million in wholesale, driven by
–a net addition of $707 million, reflecting net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, predominantly offset by
–a net reduction of $660 million, primarily due to the impact of changes in the loan and lending-related commitment portfolios and updates to certain macroeconomic variables.
The provision in the prior year was $5.2 billion, reflecting a $2.6 billion net addition to the allowance for credit losses and net charge-offs of $2.5 billion. The net addition included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Noninterest expense
(in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023	Change	2024		2023	Change
Compensation expense	$12,953		$11,216	15%	$26,071		$22,892	14%
Noncompensation expense:
Occupancy	1,248		1,070	17	2,459		2,185	13
Technology, communications and equipment(a)	2,447		2,267	8	4,868		4,451	9
Professional and outside services	2,722		2,561	6	5,270		5,009	5
Marketing	1,221		1,122	9	2,381		2,167	10
Other expense	3,122	(d)	2,586	21	5,421	(d)	4,225	28
Total noncompensation expense	10,760		9,606	12	20,399		18,037	13
Total noninterest expense	$23,713		$20,822	14%	$46,470		$40,929	14%
Certain components of other expense(b)
Legal expense	$317		$420		$245		$596
FDIC-related expense	291		338		1,264		655
Operating losses(c)	323		304		622		603
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
(c)Predominantly fraud losses in CCB associated with customer deposit accounts, credit and debit cards.
(d)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased driven by:
•higher volume- and revenue-related compensation across the LOBs,
•an increase in employees, primarily in front office and technology, and
•the impact of First Republic, predominantly in CCB and Corporate, as the prior-year expense related to individuals associated with First Republic who were not employees of the Firm until July 2023, was recognized in other expense in Corporate,
Noncompensation expense increased as a result of:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation in Corporate,
•higher investments in technology and marketing, predominantly in CCB, and
•higher occupancy expense,
partially offset by
•lower legal expense, reflecting a decline in Corporate, largely offset by an increase in CIB, and
•the alignment of expense to compensation expense, as noted above, partially offset by the timing impact associated with First Republic.
Refer to Note 26 for additional information on the First Republic acquisition; Notes 2 and 5 for additional information on Visa shares and other expense.
Year-to-date results
Compensation expense increased driven by:
•higher volume- and revenue-related compensation across the LOBs,
•an increase in employees, primarily in front office and technology, and
•the impact of First Republic, predominantly in CCB and Corporate, as the prior-year expense related to individuals associated with First Republic who were not employees of the Firm until July 2023, was recognized in other expense in Corporate.
Noncompensation expense increased as a result of:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation in Corporate,
•the $725 million increase to the FDIC special assessment recognized in the first quarter of 2024 in Corporate,
•higher investments in technology and marketing, predominantly in CCB,
•the timing impact associated with First Republic, partially offset by the alignment of expense to compensation expense, as noted above, and
•higher occupancy expense,
partially offset by
•lower legal expense in Corporate and CIB.
Refer to Executive Overview on pages 5-8 for additional information on the timing impact of First Republic.

Income tax expense
(in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023	Change	2024		2023	Change
Income before income tax expense	$23,435		$17,586	33%	$40,728		$33,553	21%
Income tax expense	5,286	(a)	3,114	70	9,160	(a)	6,459	42
Effective tax rate	22.6%		17.7%		22.5%		19.3%
(a)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
Quarterly results
The effective tax rate increased driven by:
•the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, and
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, which included the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation.
The prior year included the impact of the income tax expense associated with the First Republic acquisition that was reflected in the preliminary estimated bargain purchase gain, which resulted in a reduction in the Firm's effective tax rate.
Year-to-date results
The effective tax rate increased driven by:
•the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, and
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, which included the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation.
The prior year included the impact of the income tax expense associated with the First Republic acquisition that was reflected in the preliminary estimated bargain purchase gain, which resulted in a reduction in the Firm's effective tax rate.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2024 and December 31, 2023. Refer to pages 155–158 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	June 30, 2024	December 31, 2023	Change
Assets
Cash and due from banks	$27,265	$29,066	(6)%
Deposits with banks	503,554	595,085	(15)
Federal funds sold and securities purchased under resale agreements	392,763	276,152	42
Securities borrowed	199,062	200,436	(1)
Trading assets	733,882	540,607	36
Available-for-sale securities	266,252	201,704	32
Held-to-maturity securities	323,746	369,848	(12)
Investment securities, net of allowance for credit losses	589,998	571,552	3
Loans	1,320,700	1,323,706	—
Allowance for loan losses	(22,991)	(22,420)	3
Loans, net of allowance for loan losses	1,297,709	1,301,286	—
Accrued interest and accounts receivable	135,692	107,363	26
Premises and equipment	30,582	30,157	1
Goodwill, MSRs and other intangible assets	64,525	64,381	—
Other assets	167,971	159,308	5
Total assets	$4,143,003	$3,875,393	7%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB and cash deployment in Treasury and CIO.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher demand for securities to cover short positions, as well as when compared with seasonally lower levels at year-end.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Securities borrowed decreased driven by Markets, reflecting lower client-driven activities, predominantly offset by higher demand for securities to cover short positions.
Trading assets increased due to higher levels of equity and debt instruments in Markets related to client-driven market-making activities, and compared with seasonally lower levels at year-end; and to a lesser extent, an increase in short-term cash deployment in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.
Investment securities increased due to:
•higher available-for-sale ("AFS") securities, reflecting net purchases, primarily U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns, and
•lower HTM securities primarily driven by maturities and paydowns.
Refer to Corporate segment results on pages 41-43, Investment Portfolio Risk Management on page 78, and Notes 2 and 9 for additional information.
Loans were relatively flat, and included:
•a decline in Home Lending as paydowns and loan sales outpaced originations, and
•higher loans in Card Services driven by growth in new accounts and revolving balances.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $571 million, consisting of:
•$636 million in consumer, primarily in Card Services, predominantly driven by the seasoning of newer vintages, loan growth, and updates to certain macroeconomic variables, and a $141 million net reduction in Home Lending, partially offset by
•a net reduction of $65 million in wholesale, driven by
–a net reduction of $763 million, primarily due to the impact of changes in the loan portfolio and updates to certain macroeconomic variables, predominantly offset by
–a net addition of $698 million, including net downgrade activity and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-14 and pages 59-78, respectively, Critical Accounting Estimates Used by the Firm on pages 86-88, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses; and Note 26 for additional information on the First Republic acquisition.

Accrued interest and accounts receivable increased predominantly driven by higher client activities in Markets.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.
Other assets increased predominantly as a result of higher deferred tax assets and the fair value of the Visa C shares. Refer to Notes 2 and 5 for additional information on Visa shares.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2024	December 31, 2023	Change
Liabilities
Deposits	$2,396,530	$2,400,688	—%
Federal funds purchased and securities loaned or sold under repurchase agreements	400,832	216,535	85
Short-term borrowings	47,308	44,712	6
Trading liabilities	240,836	180,428	33
Accounts payable and other liabilities	295,813	290,307	2
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	27,104	23,020	18
Long-term debt	394,028	391,825	1
Total liabilities	3,802,451	3,547,515	7
Stockholders’ equity	340,552	327,878	4
Total liabilities and stockholders’ equity	$4,143,003	$3,875,393	7%
Deposits decreased, reflecting:
•a decline in CCB in existing accounts, primarily driven by seasonal tax outflows and migration into higher-yielding investments, largely offset by new accounts, predominantly offset by
•higher deposits in CIB due to net inflows in Securities Services and Payments, partially offset by net maturities of structured notes in Markets,
•higher deposits in Corporate predominantly driven by new product offerings related to the Firm's international consumer initiatives, and
•higher balances in AWM driven by new product offerings, and an increase in deposits in existing accounts due to a change in product offerings associated with First Republic, predominantly offset by continued migration into higher-yielding investments.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
Short-term borrowings increased driven by higher net issuance of structured notes in Markets.
Refer to Liquidity Risk Management on pages 51-58 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 15 for deposits and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements; Note 26 for additional information on the First Republic acquisition.
Trading liabilities increased due to client-driven market-making activities in Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, and compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to higher client activities in Payments and Markets.
Beneficial interests issued by consolidated VIEs increased driven by the issuance of credit card securitizations in Treasury and CIO, and higher levels of Firm-administered multi-seller conduit commercial paper held by third parties in CIB, in line with the Firm’s funding plans.
Refer to Liquidity Risk Management on pages 51-58 and Notes 13 and 22 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in CIB due to client demand, and net issuances of long-term debt in Treasury and CIO, largely offset by lower FHLB advances. Refer to Liquidity Risk Management on pages 51-58; and Note 26 for additional information on the First Republic acquisition.
Stockholders’ equity increased reflecting net income, largely offset by the impact of capital actions, including repurchases of common shares, common and preferred stock dividend payments and net redemption of preferred stock. Refer to Consolidated statements of changes in stockholders’ equity on page 94, Capital Actions on page 49, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2024 and 2023.

(in millions)	Six months ended June 30,
	2024	2023
Net cash provided by/(used in)
Operating activities	$(115,689)	$(92,376)
Investing activities	(137,618)	5,551
Financing activities	168,406	14,642
Effect of exchange rate changes on cash	(8,431)	72
Net decrease in cash and due from banks and deposits with banks	$(93,332)	$(72,111)
Operating activities
•In 2024, cash used resulted from higher trading assets and higher accrued interest and accounts receivable, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
•In 2023, cash used resulted from higher trading assets and lower accounts payable and other liabilities, partially offset by lower other assets, securities borrowed, and accrued interest and accounts receivable.
Investing activities
•In 2024, cash used resulted from higher securities purchased under resale agreements and net purchases of investment securities.
•In 2023, cash provided reflected net proceeds from investment securities, largely offset by higher net originations of loans, higher securities purchased under resale agreements, and net cash used in the First Republic acquisition.
Financing activities
•In 2024, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long-and short-term borrowings, partially offset by lower deposits and net redemption of preferred stock.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 45-50, and Liquidity Risk Management on pages 51-58, and the Consolidated Statements of Cash Flows on page 95 of this Form 10-Q, and pages 102–109 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
•TCE, ROTCE, and TBVPS; and
•Adjusted expense, which represents noninterest expense excluding Firmwide legal expense.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 62–64 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2024					2023
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$9,149	(a)	$677	(a)	$9,826	$3,292	$990	$4,282
Total noninterest revenue	27,454		677		28,131	19,528	990	20,518
Net interest income	22,746		115		22,861	21,779	104	21,883
Total net revenue	50,200		792		50,992	41,307	1,094	42,401
Total noninterest expense	23,713		NA		23,713	20,822	NA	20,822
Pre-provision profit	26,487		792		27,279	20,485	1,094	21,579
Provision for credit losses	3,052		NA		3,052	2,899	NA	2,899
Income before income tax expense	23,435		792		24,227	17,586	1,094	18,680
Income tax expense	5,286	(a)	792	(a)	6,078	3,114	1,094	4,208
Net income	$18,149		NA		$18,149	$14,472	NA	$14,472

Overhead ratio	47%		NM		47%	50%	NM	49%

	Six months ended June 30,
	2024					2023
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$10,277	(a)	$1,170	(a)	$11,447	$4,299	$1,857	$6,156
Total noninterest revenue	46,306		1,170		47,476	37,166	1,857	39,023
Net interest income	45,828		236		46,064	42,490	224	42,714
Total net revenue	92,134		1,406		93,540	79,656	2,081	81,737
Total noninterest expense	46,470		NA		46,470	40,929	NA	40,929
Pre-provision profit	45,664		1,406		47,070	38,727	2,081	40,808
Provision for credit losses	4,936		NA		4,936	5,174	NA	5,174
Income before income tax expense	40,728		1,406		42,134	33,553	2,081	35,634
Income tax expense	9,160	(a)	1,406	(a)	10,566	6,459	2,081	8,540
Net Income	$31,568		NA		$31,568	$27,094	NA	$27,094

Overhead ratio	50%		NM		50%	51%	NM	50%
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
(b)Predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Net interest income – reported	$22,746	$21,779	4%	$45,828	$42,490	8%
Fully taxable-equivalent adjustments	115	104	11	236	224	5
Net interest income – managed basis(a)	$22,861	$21,883	4	$46,064	$42,714	8
Less: Markets net interest income(b)	(77)	(487)	84	106	(592)	NM
Net interest income excluding Markets(a)	$22,938	$22,370	3	$45,958	$43,306	6

Average interest-earning assets	$3,509,725	$3,343,780	5	$3,477,620	$3,280,619	6
Less: Average Markets interest-earning assets(b)	1,116,853	1,003,877	11	1,073,964	993,283	8
Average interest-earning assets excluding Markets	$2,392,872	$2,339,903	2	$2,403,656	$2,287,336	5
Net yield on average interest-earning assets – managed basis	2.62%	2.62%		2.66%	2.63%
Net yield on average Markets interest-earning assets(b)	(0.03)	(0.19)		0.02	(0.12)
Net yield on average interest-earning assets excluding Markets	3.86%	3.83%		3.85%	3.82%

Noninterest revenue – reported(c)	$27,454	$19,528	41	$46,306	$37,166	25
Fully taxable-equivalent adjustments(c)	677	990	(32)	1,170	1,857	(37)
Noninterest revenue – managed basis	$28,131	$20,518	37	$47,476	$39,023	22
Less: Markets noninterest revenue(b)(d)	7,870	7,549	4	15,700	16,092	(2)
Noninterest revenue excluding Markets	$20,261	$12,969	56	$31,776	$22,931	39

Memo: Total Markets net revenue(b)	$7,793	$7,062	10	$15,806	$15,500	2
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 34 for further information on Markets.
(c)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
(d)Includes the markets-related revenues of the former Commercial Banking business segment. Prior-period amounts have been revised to conform with the current presentation.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	June 30, 2024	Dec 31, 2023	Three months ended June 30,		Six months ended June 30,
			2024	2023	2024	2023
Common stockholders’ equity	$316,652	$300,474	$308,763	$277,885	$304,519	$274,560
Less: Goodwill	52,620	52,634	52,618	52,342	52,616	52,031
Less: Other intangible assets	3,058	3,225	3,086	2,191	3,122	1,746
Add: Certain deferred tax liabilities(a)	2,969	2,996	2,975	2,902	2,982	2,727
Tangible common equity	$263,943	$247,611	$256,034	$226,254	$251,763	$223,510

Return on tangible common equity	NA	NA	28%	25%	25%	24%
Tangible book value per share	$92.77	$86.08	NA	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

BUSINESS SEGMENT RESULTS
The Firm is managed on an LOB basis. Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm now has three reportable business segments: Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management. In addition, there is a Corporate segment.
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
The following table depicts the Firm’s reportable business segments.
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
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 79-84 for additional information.

Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 48, and page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–85 and Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$17,701	$17,233	3%	$17,917	$16,507	9%	$5,252	$4,943	6%
Total noninterest expense	9,425	8,313	13	9,166	8,194	12	3,543	3,163	12
Pre-provision profit/(loss)	8,276	8,920	(7)	8,751	8,313	5	1,709	1,780	(4)
Provision for credit losses	2,643	1,862	42	384	1,135	(66)	20	145	(86)
Net income/(loss)	4,210	5,306	(21)	5,897	5,300	11	1,263	1,226	3
Return on equity (“ROE”)	30%	38%		17%	15%		32%	29%

Three months ended June 30,	Corporate				Total
(in millions, except ratios)	2024		2023	Change	2024		2023	Change
Total net revenue	$10,122	(a)	$3,718	172%	$50,992	(a)	$42,401	20%
Total noninterest expense	1,579	(b)	1,152	37	23,713	(b)	20,822	14
Pre-provision profit/(loss)	8,543		2,566	233	27,279		21,579	26
Provision for credit losses	5		(243)	NM	3,052		2,899	5
Net income/(loss)	6,779		2,640	157	18,149		14,472	25
ROE	NM		NM		23%		20%

Six months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$35,354	$33,689	5%	$35,501	$33,618	6%	$10,361	$9,727	7%
Total noninterest expense	18,722	16,378	14	17,890	16,985	5	7,003	6,254	12
Pre-provision profit/(loss)	16,632	17,311	(4)	17,611	16,633	6	3,358	3,473	(3)
Provision for credit losses	4,556	3,264	40	385	1,610	(76)	(37)	173	NM
Net income/(loss)	9,041	10,549	(14)	12,519	11,068	13	2,553	2,593	(2)
ROE	33%	39%		18%	16%		32%	31%

Six months ended June 30,	Corporate				Total
(in millions, except ratios)	2024		2023	Change	2024		2023	Change
Total net revenue	$12,324	(a)	$4,703	162%	$93,540	(a)	$81,737	14%
Total noninterest expense	2,855	(b)	1,312	118	46,470	(b)	40,929	14
Pre-provision profit/(loss)	9,469		3,391	179	47,070		40,808	15
Provision for credit losses	32		127	(75)	4,936		5,174	(5)
Net income/(loss)	7,455		2,884	158	31,568		27,094	17
ROE	NM		NM		20%		19%
(a)Included $7.9 billion net gain related to Visa shares. Refer to Note 2 for additional information.
(b)Included $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Note 5 for additional information.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2024 and 2023, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 68-71 of JPMorgan Chase's 2023 Form 10-K and Line of Business Metrics on page 200 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2024		2023	Change	2024		2023	Change
Revenue
Lending- and deposit-related fees	$830		$841	(1)%	$1,652		$1,664	(1)%
Asset management fees	978		816	20	1,925		1,492	29
Mortgage fees and related income	346		274	26	620		497	25
Card income	741		483	53	1,423		1,222	16
All other income(a)	1,101		1,129	(2)	2,321		2,291	1
Noninterest revenue	3,996		3,543	13	7,941		7,166	11
Net interest income	13,705		13,690	—	27,413		26,523	3
Total net revenue	17,701		17,233	3	35,354		33,689	5

Provision for credit losses	2,643		1,862	42	4,556		3,264	40

Noninterest expense
Compensation expense	4,240		3,628	17	8,469		7,173	18
Noncompensation expense(b)	5,185		4,685	11	10,253		9,205	11
Total noninterest expense	9,425	(d)	8,313	13	18,722	(d)	16,378	14
Income before income tax expense	5,633		7,058	(20)	12,076		14,047	(14)
Income tax expense	1,423		1,752	(19)	3,035		3,498	(13)
Net income	$4,210		$5,306	(21)	$9,041		$10,549	(14)

Revenue by business
Banking & Wealth Management	$10,375		$10,936	(5)	$20,699		$20,977	(1)
Home Lending	1,319		1,007	31	2,505		1,727	45
Card Services & Auto	6,007		5,290	14	12,150		10,985	11

Mortgage fees and related income details:
Production revenue	157		102	54	287		177	62
Net mortgage servicing revenue(c)	189		172	10	333		320	4
Mortgage fees and related income	$346		$274	26%	$620		$497	25%

Financial ratios
Return on equity	30%		38%		33%		39%
Overhead ratio	53		48		53		49
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $682 million and $704 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 billion and $1.4 billion for the six months ended June 30, 2024 and 2023, respectively.
(b)Included depreciation expense on leased assets of $430 million and $445 million for the three months ended June 30, 2024 and 2023, respectively, and $857 million and $852 million for the six months ended June 30, 2024 and 2023, respectively.
(c)Included MSR risk management results of $39 million and $25 million for the three months ended June 30, 2024 and 2023, respectively, and $38 million and $13 million for the six months ended June 30, 2024 and 2023, respectively.
(d)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense is aligned to the appropriate LOB.

Quarterly results
Net income was $4.2 billion, down 21%.
Net revenue was $17.7 billion, up 3%.
Net interest income was $13.7 billion, flat when compared with the prior year, reflecting:
•higher Card Services NII on higher revolving balances, and
•the timing impact of First Republic in Home Lending,
offset by
•lower NII in Banking & Wealth Management ("BWM"), reflecting lower average deposits and deposit margin compression.
Noninterest revenue was $4.0 billion, up 13%, predominantly driven by:
•higher card income reflecting higher net interchange on increased debit and credit card sales volume, and higher annual fees, partially offset by an increase in amortization related to new account origination costs, reflecting continued growth in the portfolio. Prior-year net interchange included an increase to the rewards liability due to adjustments to the terms of certain reward programs; and
•higher asset management fees, predominantly driven by higher average market levels.
Refer to Note 5 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 86-88 for additional information on the credit card rewards liability.
Noninterest expense was $9.4 billion, up 13%, reflecting First Republic-related expense that was aligned to CCB from Corporate starting in the third quarter of 2023, impacting both compensation and noncompensation expense.
The increase in expense also reflected:
•higher compensation expense, largely driven by higher revenue-related compensation, primarily for advisors and bankers, and an increase in employees, including in technology, and
•higher noncompensation expense, largely driven by continued investments in technology and marketing.
The provision for credit losses was $2.6 billion, reflecting:
•net charge-offs of $2.1 billion, up $813 million, predominantly driven by $706 million in Card Services, primarily due to the seasoning of newer vintages and continued credit normalization, and
•a $579 million net addition to the allowance for credit losses, primarily in Card Services, predominantly driven by loan growth and updates to certain macroeconomic variables.
The provision in the prior year was $1.9 billion, reflecting net charge-offs of $1.3 billion and a $611 million net addition to the allowance for credit losses, including $408 million to establish the allowance for the First Republic loans and lending-related commitments, and $203 million in Card Services.
Refer to Credit and Investment Risk Management on pages 59-78 and Allowance for Credit Losses on pages 75-77 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $9.0 billion, down 14%.
Net revenue was $35.4 billion, up 5%.
Net interest income was $27.4 billion, up 3%, driven by:
•higher Card Services NII on higher revolving balances, and
•the timing impact of First Republic in Home Lending,
largely offset by
•lower NII in BWM, reflecting lower average deposits and deposit margin compression.
Noninterest revenue was $7.9 billion, up 11%, predominantly driven by:
•higher asset management fees reflecting higher average market levels, including the timing impact of First Republic and, to a lesser extent, net inflows, as well as higher commissions from annuity sales in BWM,
•higher card income driven by higher net interchange on increased debit and credit card sales volume, as well as higher annual fees, largely offset by an increase in amortization related to new account origination costs, reflecting continued growth in the portfolio, and
•higher production revenue in Home Lending, including the timing impact of First Republic.
Refer to Executive Overview on pages 5-8 and Note 26 for additional information on First Republic.
Noninterest expense was $18.7 billion, up 14%, reflecting First Republic-related expense that was aligned to CCB from Corporate starting in the third quarter of 2023, impacting both compensation and noncompensation expense.
The increase in expense also reflected:
•higher compensation expense, largely driven by higher revenue-related compensation, primarily for advisors and bankers, and an increase in employees, including in technology, and
•higher noncompensation expense, largely driven by continued investments in technology and marketing.
The provision for credit losses was $4.6 billion, reflecting:
•net charge-offs of $3.9 billion, up $1.6 billion, including $1.5 billion in Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $85 million in Auto, driven by a decline in used vehicle valuations, and
•a $613 million net addition to the allowance for credit losses, consisting of:
–$753 million in Card Services, predominantly due to the seasoning of newer vintages, loan growth, and updates to certain macroeconomic variables, partially offset by

–a $125 million net reduction in Home Lending, primarily due to improvements in the outlook for home prices in the first quarter of 2024.

The provision in the prior year was $3.3 billion, reflecting net charge-offs of $2.3 billion, a $553 million net addition to the allowance for credit losses, predominantly driven by Card Services, and a $408 million net addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except employees)	2024	2023	Change	2024	2023	Change
Selected balance sheet data (period-end)
Total assets	$638,493	$620,193	3%	$638,493	$620,193	3%
Loans:
Banking & Wealth Management	31,078	30,959	—	31,078	30,959	—
Home Lending(a)	250,032	262,432	(5)	250,032	262,432	(5)
Card Services	216,213	191,353	13	216,213	191,353	13
Auto	75,310	73,587	2	75,310	73,587	2
Total loans	572,633	558,331	3	572,633	558,331	3
Deposits(b)	1,069,753	1,173,514	(9)	1,069,753	1,173,514	(9)
Equity	54,500	55,500	(2)	54,500	55,500	(2)
Selected balance sheet data (average)
Total assets	$628,757	$576,417	9	$628,309	$541,788	16
Loans:
Banking & Wealth Management	31,419	30,628	3	31,330	29,572	6
Home Lending(c)	254,385	229,569	11	256,126	201,005	27
Card Services	210,119	187,028	12	207,410	183,758	13
Auto	75,804	71,083	7	76,535	69,920	9
Total loans	571,727	518,308	10	571,401	484,255	18
Deposits(b)	1,073,544	1,157,309	(7)	1,076,393	1,135,261	(5)
Equity	54,500	54,346	—	54,500	53,180	2

Employees	143,412	137,087	5%	143,412	137,087	5%
(a)At June 30, 2024 and 2023, Home Lending loans held-for-sale and loans at fair value were $5.9 billion and $3.9 billion, respectively.
(b)In the fourth quarter of 2023, CCB transferred approximately $18.8 billion of deposits associated with First Republic to AWM and CIB. Refer to page 67 of the Firm’s 2023 Form 10-K for additional information.
(c)Average Home Lending loans held-for sale and loans at fair value were $7.7 billion and $5.3 billion for the three months ended June 30, 2024 and 2023, respectively, and $6.2 billion and $4.4 billion for the six months ended June 30, 2024 and 2023, respectively.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2024	2023	Change	2024	2023	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,413	$3,823	(11)%	$3,413	$3,823	(11)%
Net charge-offs/(recoveries)
Banking & Wealth Management	176	92	91	255	171	49
Home Lending	(40)	(28)	(43)	(47)	(46)	(2)
Card Services	1,830	1,124	63	3,518	2,046	72
Auto	98	63	56	217	132	64
Total net charge-offs/(recoveries)	$2,064	$1,251	65	$3,943	$2,303	71

Net charge-off/(recovery) rate
Banking & Wealth Management	2.25%	1.20%		1.64%	1.17%
Home Lending	(0.07)	(0.05)		(0.04)	(0.05)
Card Services	3.50	2.41		3.41	2.25
Auto	0.52	0.36		0.57	0.38
Total net charge-off/(recovery) rate	1.47%	0.98%		1.40%	0.97%

30+ day delinquency rate
Home Lending(b)	0.70%	0.58%		0.70%	0.58%
Card Services	2.08	1.70		2.08	1.70
Auto	1.12	0.92		1.12	0.92

90+ day delinquency rate - Card Services	1.07%	0.84%		1.07%	0.84%

Allowance for loan losses
Banking & Wealth Management	$685	$731	(6)	$685	$731	(6)
Home Lending	437	777	(44)	437	777	(44)
Card Services	13,206	11,600	14	13,206	11,600	14
Auto	742	717	3	742	717	3
Total allowance for loan losses	$15,070	$13,825	9%	$15,070	$13,825	9%
(a)At June 30, 2024 and 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $96 million and $139 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At June 30, 2024 and 2023, excluded mortgage loans insured by U.S. government agencies of $137 million and $195 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2024	2023	Change	2024	2023	Change
Business Metrics
Number of branches	4,884	4,874	—%	4,884	4,874	—%
Active digital customers (in thousands)(a)	69,011	65,559	5	69,011	65,559	5
Active mobile customers (in thousands)(b)	55,564	51,963	7	55,564	51,963	7
Debit and credit card sales volume	$453.7	$424.0	7	$874.4	$811.3	8
Total payments transaction volume (in trillions)(c)	1.6	1.5	7	3.1	2.9	7

Banking & Wealth Management
Average deposits	$1,058.9	$1,142.8	(7)	$1,062.2	$1,120.7	(5)
Deposit margin	2.72%	2.83%		2.71%	2.81%
Business Banking average loans	$19.5	$19.6	(1)	$19.5	$19.8	(2)
Business banking origination volume	1.3	1.3	3	2.4	2.3	6
Client investment assets(d)	1,013.7	892.9	14	1,013.7	892.9	14
Number of client advisors	5,672	5,153	10	5,672	5,153	10

Home Lending
Mortgage origination volume by channel
Retail	$6.9	$7.3	(5)	$11.3	$10.9	4
Correspondent	3.8	3.9	(3)	6.0	6.0	—
Total mortgage origination volume(e)	$10.7	$11.2	(4)	$17.3	$16.9	2

Third-party mortgage loans serviced (period-end)	$642.8	$604.5	6	642.8	$604.5	6
MSR carrying value (period-end)	8.8	8.2	7	8.8	8.2	7

Card Services
Sales volume, excluding commercial card	$316.6	$294.0	8	$607.6	$560.2	8
Net revenue rate	9.61%	9.11%		9.85%	9.73%
Net yield on average loans	9.46	9.31		9.67	9.60

Auto
Loan and lease origination volume	$10.8	$12.0	(10)	$19.7	$21.2	(7)
Average auto operating lease assets	10.7	11.0	(3)%	10.6	11.3	(6)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 36-40 for additional information.
(e)Firmwide mortgage origination volume was $12.3 billion and $13.0 billion for the three months ended June 30, 2024 and 2023, respectively, and $19.9 billion and $19.8 billion for the six months ended June 30, 2024 and 2023, respectively.

COMMERCIAL & INVESTMENT BANK(a)

The Commercial & Investment Bank is comprised of the Banking & Payments and Markets & Securities Services businesses. These businesses offer investment banking, lending, payments, market-making, financing, custody and securities products and services to a global base of corporate and institutional clients. Banking & Payments offers products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, and loan origination and syndication. Banking & Payments also provides services that enable clients to manage payments globally across liquidity and account solutions, commerce solutions, clearing, trade, and working capital. Markets & Securities Services includes Markets, which is a global market-maker across products, including cash and derivative instruments, and also offers sophisticated risk management solutions, lending, prime brokerage, clearing and research. Markets & Securities Services also includes Securities Services, a leading global custodian that provides custody, fund services, liquidity and trading services, and data solutions products.

(a)Reflects the reorganization of the Firm's business segments. Refer to Business Segment Results on pages 20-22 for additional information.
Refer to Line of Business Metrics on page 200 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2024	2023	Change	2024	2023	Change
Revenue
Investment banking fees	$2,356	$1,569	50%	$4,370	$3,235	35%
Principal transactions	6,691	6,742	(1)	13,325	14,174	(6)
Lending- and deposit-related fees	924	782	18	1,897	1,548	23
Commissions and other fees	1,337	1,238	8	2,609	2,487	5
Card income	579	601	(4)	1,104	1,089	1
All other income	857	705	22	1,600	1,408	14
Noninterest revenue	12,744	11,637	10	24,905	23,941	4
Net interest income	5,173	4,870	6	10,596	9,677	9
Total net revenue(a)	17,917	16,507	9	35,501	33,618	6
Provision for credit losses	384	1,135	(66)	385	1,610	(76)

Noninterest expense
Compensation expense	4,752	4,117	15	9,648	8,843	9
Noncompensation expense	4,414	4,077	8	8,242	8,142	1
Total noninterest expense	9,166	8,194	12	17,890	16,985	5
Income before income tax expense	8,367	7,178	17	17,226	15,023	15
Income tax expense	2,470	1,878	32	4,707	3,955	19
Net income	$5,897	$5,300	11%	$12,519	$11,068	13%
Financial ratios
Return on equity	17%	15%		18%	16%
Overhead ratio	51	50		50	51
Compensation expense as percentage of total net revenue	27	25		27	26

(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $737 million and $1.0 billion for the three months ended June 30, 2024 and 2023, respectively, and $1.3 billion and $2.0 billion for the six months ended June 30, 2024 and 2023, respectively. Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenue by business
Investment Banking	$2,464	$1,687	46%	$4,680	$3,475	35%
Payments	4,546	4,714	(4)	9,012	9,145	(1)
Lending	1,936	1,749	11	3,660	3,199	14
Other	4	38	(89)	1	47	(98)
Total Banking & Payments	8,950	8,188	9	17,353	15,866	9
Fixed Income Markets	4,822	4,608	5	10,149	10,361	(2)
Equity Markets	2,971	2,454	21	5,657	5,139	10
Securities Services	1,261	1,221	3	2,444	2,369	3
Credit Adjustments & Other(a)	(87)	36	NM	(102)	(117)	13
Total Markets & Securities Services	8,967	8,319	8	18,148	17,752	2
Total net revenue	$17,917	$16,507	9%	$35,501	$33,618	6%
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

Banking & Payments Revenue by Client Coverage Segment: (a)
Global Corporate Banking & Global Investment Banking provides banking products and services generally to large corporations, financial institutions and merchants.
Commercial Banking provides banking products and services generally to middle market clients, including start-ups, small and mid-sized companies, local governments, municipalities, and nonprofits, as well as to commercial real estate clients.
Other includes amounts related to credit protection purchased against certain retained loans and lending-related commitments in Lending, the impact of equity investments in Payments and revenues not aligned with a primary client coverage segment.
(a)Global Banking is a client coverage view within the Banking & Payments business and is comprised of the Global Corporate Banking, Global Investment Banking and Commercial Banking client coverage segments.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Banking & Payments revenue by client coverage segment
Global Corporate Banking & Global Investment Banking	$6,141	$5,452	13%	$11,961	$10,816	11%
Commercial Banking	2,860	2,801	2	5,697	5,227	9
Middle Market Banking	1,936	1,996	(3)	3,863	3,781	2
Commercial Real Estate Banking	924	805	15	1,834	1,446	27
Other	(51)	(65)	22	(305)	(177)	(72)
Total Banking & Payments revenue	$8,950	$8,188	9%	$17,353	$15,866	9%

Quarterly results
Net income was $5.9 billion, up 11%.
Net revenue was $17.9 billion, up 9%.
Banking & Payments revenue was $9.0 billion, up 9%.
•Investment Banking revenue was $2.5 billion, up 46%, driven by higher Investment Banking fees, up 50%, reflecting higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $1.1 billion, up 51%, predominantly driven by higher industry-wide issuance in leveraged loans, high-yield bonds and high-grade bonds.
–Equity underwriting fees were $495 million, up 56%, driven by follow-on offerings, IPOs and private placements, reflecting wallet share gains amid favorable market conditions.
–Advisory fees were $785 million, up 45%, driven by a higher number of large completed transactions compared with a challenging prior-year quarter.
•Payments revenue was $4.5 billion, down 4%, driven by deposit margin compression reflecting higher rates paid and higher deposit-related client credits, largely offset by fee growth due to higher volumes.
•Lending revenue was $1.9 billion, up 11%, predominantly driven by the impact of the First Republic acquisition, lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments, and the impact of higher rates.
Markets & Securities Services revenue was $9.0 billion, up 8%. Markets revenue was $7.8 billion, up 10%.
•Equity Markets revenue was $3.0 billion, up 21%, driven by strong performance in Equity Derivatives and Prime Finance.
•Fixed Income Markets revenue was $4.8 billion, up 5%, largely driven by Securitized Products.
•Securities Services revenue was $1.3 billion, up 3%, driven by higher volumes and market levels, largely offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $87 million, compared with a gain of $36 million in the prior year.
Noninterest expense was $9.2 billion, up 12%, predominantly driven by higher compensation, primarily revenue-related compensation, higher legal expense and higher volume-related non-compensation expense.
The provision for credit losses was $384 million, reflecting:
•a $220 million net addition to the allowance for credit losses, driven by the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, as well as net downgrade activity, primarily in Real Estate, largely offset by the impact of changes in the loan and lending-related commitment portfolios, and
•net charge-offs of $164 million, of which approximately half was in Office.
The provision in the prior year was $1.1 billion, reflecting an addition of $608 million to establish the allowance for the First Republic loans and lending-related commitments. The net addition also reflected $389 million driven by updates to certain assumptions related to office real estate, as well as net downgrade activity in Middle Market Banking.
Refer to Credit and Investment Risk Management on pages 59-78, Allowance for Credit Losses on pages 75-77, and Critical Accounting Estimates on pages 86-88 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income of $12.5 billion, up 13%.
Net revenue was $35.5 billion, up 6%.
Banking & Payments revenue was $17.4 billion, up 9%.
•Investment Banking revenue was $4.7 billion, up 35%. Investment Banking fees were up 35%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $2.1 billion, up 54%, predominantly driven by higher industry-wide issuances in leveraged loans, high-grade bonds and high-yield bonds.
–Equity underwriting fees were $850 million, up 54%, driven by higher IPOs, follow-on and convertible securities offerings.
–Advisory fees were $1.4 billion, up 7%.
•Payments revenue was $9.0 billion, down 1%, driven by deposit margin compression reflecting higher rates paid and higher deposit-related client credits, largely offset by fee growth.
•Lending revenue was $3.7 billion, up 14%, driven by the impact of the First Republic acquisition, and the impact of higher rates, partially offset by fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $18.1 billion, up 2%. Markets revenue was $15.8 billion, up 2%.
•Equity Markets revenue was $5.7 billion, up 10%, driven by higher revenue in Equity Derivatives, and Prime Finance.
•Fixed Income Markets revenue was $10.1 billion, down 2%, driven by lower revenues in Rates and Commodities, largely offset by higher revenue in Securitized Products.
•Securities Services revenue was $2.4 billion, up 3%, driven by higher volumes and market levels, largely offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $102 million, compared with a loss of $117 million in the prior year.
Noninterest expense was $17.9 billion, up 5%, predominantly driven by higher compensation expense, primarily revenue-related compensation.

The provision for credit losses was $385 million, reflecting:
•net charge-offs of $233 million, of which approximately half was in Office, and
•a $152 million net addition to the allowance for credit losses, driven by
–a net addition of $772 million, reflecting net downgrade activity, primarily in Real Estate, and included approximately $170 million associated with incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, predominantly offset by
–a net reduction of $620 million, primarily due to the impact of changes in the loan and lending-related commitment portfolios.
The provision in the prior year was $1.6 billion, reflecting an addition of $608 million to establish the allowance for the First Republic loans and lending-related commitments, in the second quarter of 2023. The net addition also reflected $768 million driven by a deterioration in the Firm's weighted-average economic outlook, including updates to certain assumptions related to office real estate, as well as net downgrade activity.

Selected metrics
(in millions, except employees)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2024	2023	Change	2024	2023	Change
Selected balance sheet data (period-end)
Total assets	$1,939,038	$1,737,334	12%	$1,939,038	$1,737,334	12%
Loans:
Loans retained	475,880	476,574	—	475,880	476,574	—
Loans held-for-sale and loans at fair value(a)	41,737	40,499	3	41,737	40,499	3
Total loans	517,617	517,073	—	517,617	517,073	—
Equity	132,000	138,000	(4)	132,000	138,000	(4)

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$132,592	$133,535	(1)%	$132,592	$133,535	(1)%
Commercial Banking	220,222	222,782	(1)	220,222	222,782	(1)
Middle Market Banking	75,488	79,885	(6)	75,488	79,885	(6)
Commercial Real Estate Banking	144,734	142,897	1	144,734	142,897	1
Other	266	371	(28)	266	371	(28)
Total Banking & Payments loans	353,080	356,688	(1)	353,080	356,688	(1)

Selected balance sheet data (average)
Total assets	$1,915,880	$1,752,732	9	$1,854,999	$1,719,118	8
Trading assets-debt and equity instruments	638,473	533,092	20	609,686	511,066	19
Trading assets-derivative receivables	58,850	63,118	(7)	58,059	63,578	(9)
Loans:
Loans retained	$471,861	$459,244	3	$471,524	$440,914	7
Loans held-for-sale and loans at fair value(a)	42,868	38,858	10	43,202	41,278	5
Total loans	$514,729	$498,102	3	$514,726	$482,192	7
Deposits(c)	1,046,993	998,014	5	1,046,391	981,861	7
Equity	132,000	137,505	(4)	132,000	137,005	(4)

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$130,320	$131,852	(1)%	$128,861	$131,118	(2)%
Commercial Banking	220,767	211,431	4	221,545	196,385	13
Middle Market Banking	76,229	78,037	(2)	77,296	75,547	2
Commercial Real Estate Banking	144,538	133,394	8	144,249	120,838	19
Other	360	227	59	475	218	118
Total Banking & Payments loans	$351,447	$343,510	2	$350,881	$327,721	7

Employees	93,387	90,813	3%	93,387	90,813	3%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to page 29 for a description of each of the client coverage segments.
(c)In the fourth quarter of 2023, certain deposits associated with First Republic were transferred to CIB from CCB.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2024	2023	Change	2024	2023	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$164	$156	5%	$233	$243	(4)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$2,631	$1,992	32	$2,631	$1,992	32
Nonaccrual loans held-for-sale and loans at fair value(b)	988	818	21	988	818	21
Total nonaccrual loans	3,619	2,810	29	3,619	2,810	29
Derivative receivables	290	286	1	290	286	1
Assets acquired in loan satisfactions	220	133	65	220	133	65
Total nonperforming assets	$4,129	$3,229	28	$4,129	$3,229	28
Allowance for credit losses:
Allowance for loan losses	$7,344	$7,260	1	$7,344	$7,260	1
Allowance for lending-related commitments	1,930	2,008	(4)	1,930	2,008	(4)
Total allowance for credit losses	$9,274	$9,268	—%	$9,274	$9,268	—%
Net charge-off/(recovery) rate(c)	0.14%	0.14%		0.10%	0.11%
Allowance for loan losses to period-end loans retained	1.54	1.52		1.54	1.52
Allowance for loan losses to nonaccrual loans retained(a)	279	364		279	364
Nonaccrual loans to total period-end loans	0.70%	0.54%		0.70%	0.54%
(a)Allowance for loan losses of $452 million and $350 million were held against these nonaccrual loans at June 30, 2024 and 2023, respectively.
(b)At June 30, 2024 and 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $42 million and $76 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Advisory	$785	$540	45%	$1,383	$1,296	7%
Equity underwriting	495	318	56	850	553	54
Debt underwriting(a)	1,076	711	51	2,137	1,386	54
Total investment banking fees	$2,356	$1,569	50%	$4,370	$3,235	35%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2023
	2024		2023		2024		2023
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 1	10.5%	# 1	8.1%	# 1	9.9%	# 1	8.8%	# 2	9.0%
U.S.	1	14.0	2	10.7	1	11.8	2	11.3	2	11.0
Equity and equity-related(c)
Global	1	13.6	1	7.6	1	11.3	1	7.1	1	7.7
U.S.	1	17.0	1	15.0	1	14.5	1	14.0	1	14.3
Long-term debt(d)
Global	1	7.2	1	6.6	1	7.5	1	6.5	1	7.0
U.S.	1	10.3	1	10.7	1	11.0	1	10.2	1	10.9
Loan syndications
Global	1	11.0	1	12.8	1	11.5	1	12.5	1	11.9
U.S.	1	13.1	1	16.7	1	13.9	1	16.9	1	15.1
Global investment banking fees(e)	# 1	9.9%	# 1	8.1%	# 1	9.5%	# 1	8.2%	# 1	8.6%
(a)Source: Dealogic as of July 1, 2024. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2024			2023
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,021	$4,571	$6,592	$3,120	$3,350	$6,470
Lending- and deposit-related fees	81	22	103	76	7	83
Commissions and other fees	150	522	672	151	472	623
All other income	533	(30)	503	410	(37)	373
Noninterest revenue	2,785	5,085	7,870	3,757	3,792	7,549
Net interest income(a)	2,037	(2,114)	(77)	851	(1,338)	(487)
Total net revenue	$4,822	$2,971	$7,793	$4,608	$2,454	$7,062

	Six months ended June 30,			Six months ended June 30,
	2024			2023
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$4,824	$8,385	$13,209	$7,518	$6,379	$13,897
Lending- and deposit-related fees	203	40	243	146	14	160
Commissions and other fees	309	1,036	1,345	295	994	1,289
All other income	955	(52)	903	795	(49)	746
Noninterest revenue	6,291	9,409	15,700	8,754	7,338	16,092
Net interest income(a)	3,858	(3,752)	106	1,607	(2,199)	(592)
Total net revenue	$10,149	$5,657	$15,806	$10,361	$5,139	$15,500
(a)The decline in Equity Markets net interest income was driven by higher funding costs.

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2024	2023	Change	2024	2023	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$16,012	$14,708	9%	$16,012	$14,708	9%
Equity	14,101	11,892	19	14,101	11,892	19
Other(a)	3,911	3,824	2	3,911	3,824	2
Total AUC	$34,024	$30,424	12	$34,024	$30,424	12
Client deposits and other third-party liabilities (average)(b)	$936,725	$922,702	2%	$934,164	$911,265	3%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2024	2023	Change	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,269	$3,980	7%	$8,441	$8,413	—%
Asia-Pacific	2,162	1,959	10	4,303	4,155	4
Latin America/Caribbean	551	559	(1)	1,274	1,138	12
Total international net revenue	6,982	6,498	7	14,018	13,706	2
North America	10,935	10,009	9	21,483	19,912	8
Total net revenue	$17,917	$16,507	9	$35,501	$33,618	6

Loans retained (period-end)(a)
Europe/Middle East/Africa	$44,227	$41,539	6	$44,227	$41,539	6
Asia-Pacific	15,753	15,913	(1)	15,753	15,913	(1)
Latin America/Caribbean	8,645	9,056	(5)	8,645	9,056	(5)
Total international loans	68,625	66,508	3	68,625	66,508	3
North America	407,255	410,066	(1)	407,255	410,066	(1)
Total loans retained	$475,880	$476,574	—	$475,880	$476,574	—

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$259,425	$245,892	6	$260,439	$247,200	5
Asia-Pacific	136,294	136,371	—	136,769	135,111	1
Latin America/Caribbean	42,457	39,615	7	41,863	39,513	6
Total international	$438,176	$421,878	4	$439,071	$421,824	4
North America	498,549	500,824	—	495,093	489,441	1
Total client deposits and other third-party liabilities	$936,725	$922,702	2	$934,164	$911,265	3

AUC (period-end)(b) (in billions)
North America	$22,817	$20,512	11	$22,817	$20,512	11
All other regions	11,207	9,912	13	11,207	9,912	13
Total AUC	$34,024	$30,424	12%	$34,024	$30,424	12%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client or booking location, as applicable.

ASSET & WEALTH MANAGEMENT
Refer to pages 81–83 of JPMorgan Chase’s 2023 Form 10-K and Line of Business Metrics on page 201 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue
Asset management fees	$3,304	$2,932	13%	$6,474	$5,714	13%
Commissions and other fees	232	194	20	425	354	20
All other income	97	232	(58)	248	623	(60)
Noninterest revenue	3,633	3,358	8	7,147	6,691	7
Net interest income	1,619	1,585	2	3,214	3,036	6
Total net revenue	5,252	4,943	6	10,361	9,727	7

Provision for credit losses	20	145	(86)	(37)	173	NM

Noninterest expense
Compensation expense	1,960	1,746	12	3,932	3,481	13
Noncompensation expense	1,583	1,417	12	3,071	2,773	11
Total noninterest expense	3,543	3,163	12	7,003	6,254	12

Income before income tax expense	1,689	1,635	3	3,395	3,300	3
Income tax expense	426	409	4	842	707	19
Net income	$1,263	$1,226	3	$2,553	$2,593	(2)

Revenue by line of business
Asset Management	$2,437	$2,128	15	$4,763	$4,562	4
Global Private Bank	2,815	2,815	—	5,598	5,165	8
Total net revenue	$5,252	$4,943	6%	$10,361	$9,727	7%

Financial ratios
Return on equity	32%	29%		32%	31%
Overhead ratio	67	64		68	64
Pre-tax margin ratio:
Asset Management	30	27		29	32
Global Private Bank	34	37		36	35
Asset & Wealth Management	32	33		33	34
Quarterly results
Net income was $1.3 billion, up 3%.
Net revenue was $5.3 billion, up 6%. Net interest income was $1.6 billion, up 2%. Noninterest revenue was $3.6 billion, up 8%.
Revenue from Asset Management was $2.4 billion, up 15%, predominantly driven by:
•higher asset management fees reflecting higher average market levels and strong net inflows, and
•higher performance fees.
Revenue from Global Private Bank of $2.8 billion was flat when compared with the prior year, and reflected:
•higher net interest income, driven by higher average deposits associated with First Republic which were transferred to AWM from CCB in the fourth quarter of 2023, and wider spreads on loans, offset by deposit margin compression reflecting higher rates paid, and
•lower noninterest revenue, driven by the amortization of the purchase discount on certain acquired short-dated lending-related commitments associated with First
Republic, predominantly offset by higher management fees due to strong net inflows and higher average market levels, and higher brokerage fees.
Noninterest expense was $3.5 billion, up 12%, predominantly driven by:
•higher compensation, including revenue-related compensation and continued growth in private banking advisor teams, and
•higher legal expense and distribution fees.
The provision for credit losses was $20 million.
The provision in the prior year was $145 million.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 59-78 and Allowance for Credit Losses on pages 75-77 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $2.6 billion, down 2%.
Net revenue was $10.4 billion, up 7%. Net interest income was $3.2 billion, up 6%. Noninterest revenue was $7.1 billion, up 7%.
Revenue from Asset Management was $4.8 billion, up 4%, driven by:
•higher asset management fees reflecting strong net inflows and higher average market levels, and
•higher performance fees.
The prior year included a gain of $339 million on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity.
Revenue from Global Private Bank was $5.6 billion, up 8%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees on strong net inflows and higher average market levels, as well as higher brokerage fees, partially offset by
–the amortization of the purchase discount on certain acquired short-dated lending-related commitments associated with First Republic, and
•higher net interest income, driven by:
–higher loans associated with First Republic and wider spreads on loans, largely offset by
–the net impact of deposit margin compression reflecting higher rates paid, and higher average deposits associated with First Republic which were transferred to AWM from CCB in the fourth quarter of 2023.
Noninterest expense was $7.0 billion, up 12%, predominantly driven by:
•higher compensation, including revenue-related compensation, and continued growth in private banking advisor teams, and
•higher legal expense, and distribution fees.
The provision for credit losses was a net benefit of $37 million.
The provision in the prior year was $173 million, predominantly driven by a $146 million addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, ratios and employees)	2024	2023	Change	2024	2023	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	71%	70%		71%	70%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	64	58		64	58
3 years	73	68		73	68
5 years	74	80		74	80

Selected balance sheet data (period-end)(c)
Total assets	$247,353	$247,118	—%	$247,353	$247,118	—%
Loans	228,042	222,493	2	228,042	222,493	2
Deposits(d)	236,492	199,763	18	236,492	199,763	18
Equity	15,500	17,000	(9)	15,500	17,000	(9)

Selected balance sheet data (average)(c)
Total assets	$242,155	$238,987	1	$241,770	$233,933	3
Loans	224,122	219,469	2	223,775	215,491	4
Deposits(d)	227,423	211,872	7	227,573	218,078	4
Equity	15,500	16,670	(7)	15,500	16,337	(5)

Employees	28,579	26,931	6	28,579	26,931	6

Number of Global Private Bank client advisors	3,509	3,214	9	3,509	3,214	9

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$3	$2	50	$11	$—	NM
Nonaccrual loans	745	615	21	745	615	21
Allowance for credit losses:
Allowance for loan losses	$575	$649	(11)	$575	$649	(11)
Allowance for lending-related commitments	40	39	3	40	39	3
Total allowance for credit losses	$615	$688	(11)%	$615	$688	(11)%
Net charge-off/(recovery) rate	0.01%	—%		0.01%	—%
Allowance for loan losses to period-end loans	0.25	0.29		0.25	0.29
Allowance for loan losses to nonaccrual loans	77	106		77	106
Nonaccrual loans to period-end loans	0.33	0.28		0.33	0.28
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
(d)In the fourth quarter of 2023, certain deposits associated with First Republic were transferred to AWM from CCB.

Client assets
Assets under management were $3.7 trillion, up 15%, while client assets were $5.4 trillion, up 18%, each driven by higher market levels and continued net inflows.

Client assets
	As of June 30,
(in billions)	2024	2023	Change
Assets by asset class
Liquidity	$953	$826	15%
Fixed income	785	718	9
Equity	1,017	792	28
Multi-asset	719	647	11
Alternatives	208	205	1
Total assets under management	3,682	3,188	15
Custody/brokerage/administration/deposits	1,705	1,370	24
Total client assets(a)	$5,387	$4,558	18

Assets by client segment
Private Banking	$1,097	$881	25
Global Institutional	1,540	1,423	8
Global Funds	1,045	884	18
Total assets under management	$3,682	$3,188	15

Private Banking	$2,681	$2,170	24
Global Institutional	1,654	1,497	10
Global Funds	1,052	891	18
Total client assets(a)	$5,387	$4,558	18%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2024	2023	2024	2023
Assets under management rollforward
Beginning balance	$3,564	$3,006	$3,422	$2,766
Net asset flows:
Liquidity	16	60	12	153
Fixed income	22	37	36	63
Equity	31	20	52	42
Multi-asset	(3)	3	(5)	1
Alternatives	2	1	3	2
Market/performance/other impacts	50	61	162	161
Ending balance, June 30	$3,682	$3,188	$3,682	$3,188

Client assets rollforward
Beginning balance	$5,219	$4,347	$5,012	$4,048
Net asset flows	79	112	122	264
Market/performance/other impacts	89	99	253	246
Ending balance, June 30	$5,387	$4,558	$5,387	$4,558

Selected Firmwide Metrics - Wealth Management
	As of June 30,
	2024	2023	Change
Client assets (in billions)(a)	$3,427	$2,862	20%
Number of client advisors	9,181	8,367	10
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

International
	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$852	$853	—%	$1,705	$1,700	—%
Asia-Pacific	512	497	3	983	974	1
Latin America/Caribbean	270	247	9	531	487	9
Total international net revenue	1,634	1,597	2	3,219	3,161	2
North America	3,618	3,346	8	7,142	6,566	9
Total net revenue(a)	$5,252	$4,943	6%	$10,361	$9,727	7%
(a)Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2024	2023	Change	2024	2023	Change
Assets under management
Europe/Middle East/Africa	$566	$527	7%	$566	$527	7%
Asia-Pacific	273	252	8	273	252	8
Latin America/Caribbean	95	79	20	95	79	20
Total international assets under management	934	858	9	934	858	9
North America	2,748	2,330	18	2,748	2,330	18
Total assets under management	$3,682	$3,188	15	$3,682	$3,188	15

Client assets
Europe/Middle East/Africa	$789	$663	19	$789	$663	19
Asia-Pacific	423	378	12	423	378	12
Latin America/Caribbean	246	217	13	246	217	13
Total international client assets	1,458	1,258	16	1,458	1,258	16
North America	3,929	3,300	19	3,929	3,300	19
Total client assets	$5,387	$4,558	18%	$5,387	$4,558	18%

CORPORATE
Refer to pages 84–85 of JPMorgan Chase’s 2023 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in millions, except employees)	2024		2023		Change	2024		2023		Change
Revenue
Principal transactions	$60		$113		(47)%	$125		$195		(36)%
Investment securities losses	(546)		(900)		39	(912)		(1,768)		48
All other income	8,244	(c)	2,767	(e)	198	8,270	(c)	2,798	(e)	196
Noninterest revenue	7,758		1,980		292	7,483		1,225		NM
Net interest income	2,364		1,738		36	4,841		3,478		39
Total net revenue(a)	10,122		3,718		172	12,324		4,703		162
Provision for credit losses	5		(243)		NM	32		127		(75)
Noninterest expense	1,579	(d)	1,152	(f)	37	2,855	(d)(h)	1,312	(f)	118
Income/(loss) before income tax expense/(benefit)	8,538		2,809		204	9,437		3,264		189
Income tax expense/(benefit)	1,759		169	(g)	NM	1,982		380	(g)	422
Net income/(loss)	$6,779		$2,640		157	$7,455		$2,884		158
Total net revenue
Treasury and CIO	$2,084		$1,261		65	$4,401		$2,367		86
Other Corporate	8,038		2,457		227	7,923		2,336		239
Total net revenue	$10,122		$3,718		172	$12,324		$4,703		162
Net income/(loss)
Treasury and CIO	$1,513		$1,057		43	$3,154		$1,681		88
Other Corporate	5,266		1,583		233	4,301	(h)	1,203		258
Total net income/(loss)	$6,779		$2,640		157	$7,455		$2,884		158
Total assets (period-end)	$1,318,119		$1,263,595		4	$1,318,119		$1,263,595		4
Loans (period-end)	2,408		2,172		11	2,408		2,172		11
Deposits (period-end)(b)	26,073		21,083		24	26,073		21,083		24
Employees	47,828		45,235		6%	47,828		45,235		6%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $45 million for both the three months ended June 30, 2024 and 2023, and $94 million and $101 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included the net gain related to Visa shares of $7.9 billion for the three and six months ended June 30, 2024. Refer to Notes 2 and 5 for additional information.
(d)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Note 5 for additional information.
(e)Included the preliminary estimated bargain purchase gain of $2.7 billion associated with First Republic.
(f)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense is aligned to the appropriate LOBs.
(g)Income taxes associated with the First Republic acquisition were reflected in the preliminary estimated bargain purchase gain.
(h)Includes the increase to the FDIC special assessment. Refer to Note 5 for additional information.
Quarterly results
Net income was $6.8 billion, compared with $2.6 billion in the prior year.
Net revenue was $10.1 billion, compared with $3.7 billion in the prior year.
Net interest income was $2.4 billion, up 36%, due to the impact of balance sheet mix and higher rates.
Noninterest revenue was $7.8 billion, compared with $2.0 billion in the prior year. Excluding the $7.9 billion net gain related to Visa shares in the current quarter and the preliminary estimated bargain purchase gain of $2.7 billion associated with the First Republic acquisition in the prior year, revenue was up $683 million, largely driven by:
•lower investment securities losses related to sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO, and
•measurement period adjustments resulting in an increase to the estimated bargain purchase gain associated with the First Republic acquisition.
Noninterest expense was $1.6 billion, up 37%, driven by:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, largely offset by
•lower expense associated with the First Republic acquisition as substantially all the expense was reported in Corporate in the second quarter of 2023 and subsequently aligned to the appropriate LOBs starting in the third quarter of 2023, and
•lower legal expense.
The provision for credit losses was $5 million.
The provision in the prior year was a net benefit of $243 million, reflecting a reduction in the allowance for credit losses associated with the deposit placed with First Republic Bank in the first quarter of 2023.
The current period income tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes, including the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation.
The prior year tax expense benefited from the income tax expense associated with the First Republic acquisition reflected in the preliminary estimated bargain purchase gain.
Refer to Note 9 for additional information on the investment securities portfolio, and Note 12 for additional information on the allowance for credit losses.
Year-to-date results
Net income was $7.5 billion, compared with $2.9 billion in the prior year.
Net revenue was $12.3 billion, compared with $4.7 billion in the prior year.
Net interest income was $4.8 billion, up 39%, primarily due to the impact of balance sheet mix and higher rates.
Noninterest revenue was $7.5 billion, compared with $1.2 billion in the prior year. Excluding the $7.9 billion net gain related to Visa shares in the current quarter and the preliminary estimated bargain purchase gain of $2.7 billion associated with the First Republic acquisition in the prior year, revenue was up $1.2 billion, predominantly driven by:
•lower investment securities losses related to sales of U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolio in Treasury and CIO, and
•higher revenue associated with the Firm's international consumer initiatives.
Noninterest expense was $2.9 billion, up 118%, driven by:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation,
•the $725 million increase to the FDIC special assessment recognized in the first quarter of 2024, and
•higher costs associated with the Firm's international consumer initiatives, partially offset by
•lower legal expense, and
•lower expense associated with the First Republic acquisition as substantially all the expense was reported in Corporate in the second quarter of 2023 and subsequently aligned to the appropriate LOBs starting in the third quarter of 2023.
Refer to Note 5 for additional information on the FDIC special assessment.
The provision for credit losses was $32 million.
The provision in the prior year was $127 million.
Refer to Note 9 for additional information on the investment securities portfolio, and Note 12 for additional information on the allowance for credit losses.
The current period income tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes, including the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation.
The prior year tax expense benefited from the income tax expense associated with the First Republic acquisition reflected in the preliminary estimated bargain purchase gain.
Other Corporate also reflects the Firm's international consumer initiatives, which includes Chase U.K., Nutmeg, and an ownership stake in C6 Bank.

Treasury and CIO overview
At June 30, 2024, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 51-58 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 79-84 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Investment securities losses	$(546)	$(900)	39%	$(912)	$(1,768)	48%
Available-for-sale securities (average)	$247,304	$198,620	25	$235,124	$200,687	17
Held-to-maturity securities (average)	330,347	410,594	(20)	342,553	413,953	(17)
Investment securities portfolio (average)	$577,651	$609,214	(5)	$577,677	$614,640	(6)
Available-for-sale securities (period-end)	$263,624	$201,211	31	$263,624	$201,211	31
Held-to-maturity securities (period-end)	323,746	408,941	(21)	323,746	408,941	(21)
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$587,370	$610,152	(4)%	$587,370	$610,152	(4)%
(a)As of June 30, 2024 and 2023, the allowance for credit losses on investment securities was $125 million and $74 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		90
Capital Risk	45–50	91–101
Liquidity Risk	51–58	102-109
Reputation Risk		110
Consumer Credit Risk	61–64	114-119
Wholesale Credit Risk	65–74	120-130
Investment Portfolio Risk	78	134
Market Risk	79–84	135-143
Country Risk	85	144-145
Climate Risk		146
Operational Risk		147-150
Compliance Risk		151
Conduct Risk		152
Legal Risk		153
Estimations and Model Risk		154

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
Refer to page 92 of JPMorgan Chase’s 2023 Form 10-K for additional information on the U.S. Basel III proposal.
As of June 30, 2024, the Advanced Total Capital ratio is the most binding constraint of the Firm's Basel III risk-based ratios. However, as of June 30, 2024, with respect to the CET1 and Tier 1 risk-based ratios, the Standardized ratios are more binding than the Advanced ratios.
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate its SLR.
Refer to page 48 of this Form 10-Q and page 98 of JPMorgan Chase's 2023 Form 10-K for additional information on SLR.
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

	Standardized			Advanced
(in millions, except ratios)	June 30, 2024	December 31, 2023	Capital ratio requirements(b)	June 30, 2024		December 31, 2023		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$267,196	$250,585		$267,196		$250,585
Tier 1 capital	290,442	277,306		290,442		277,306
Total capital	322,175	308,497		308,639	(c)	295,417	(c)
Risk-weighted assets	1,743,481	1,671,995		1,726,204	(c)	1,669,156	(c)
CET1 capital ratio	15.3%	15.0%	11.9%	15.5%		15.0%		11.5%
Tier 1 capital ratio	16.7	16.6	13.4	16.8		16.6		13.0
Total capital ratio	18.5	18.5	15.4	17.9		17.7		15.0
(a)The capital metrics reflect the CECL capital transition provisions. As of June 30, 2024, CET1 capital reflected the remaining $720 million CECL benefit and will be fully phased in as of January 1, 2025; as of December 31, 2023, CET1 capital reflected a $1.4 billion benefit. Refer to Note 21 for additional information.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended June 30, 2024. For the period ended December 31, 2023, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.4%, 12.9%, and 14.9%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.0%, 12.5%, and 14.5%, respectively. Refer to Note 21 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules. Refer to Note 26 of this Form 10-Q and page 96 of JPMorgan Chase’s 2023 Form 10-K for additional information on First Republic.

Three months ended (in millions, except ratios)	June 30, 2024	December 31, 2023	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,016,654	$3,831,200
Tier 1 leverage ratio	7.2%	7.2%	4.0%
Total leverage exposure	$4,768,202	$4,540,465
SLR	6.1%	6.1%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2024 and December 31, 2023.

(in millions)	June 30, 2024	December 31, 2023
Total stockholders’ equity	$340,552	$327,878
Less: Preferred stock	23,900	27,404
Common stockholders’ equity	316,652	300,474
Add:
Certain deferred tax liabilities(a)	2,969	2,996
Other CET1 capital adjustments(b)	4,827	4,717
Less:
Goodwill(c)	54,194	54,377
Other intangible assets	3,058	3,225
Standardized/Advanced CET1 capital	$267,196	$250,585
Add: Preferred stock	23,900	27,404
Less: Other Tier 1 adjustments	654	683
Standardized/Advanced Tier 1 capital	$290,442	$277,306
Long-term debt and other instruments qualifying as Tier 2 capital	$11,587	$11,779
Qualifying allowance for credit losses(d)	20,847	20,102
Other	(701)	(690)
Standardized Tier 2 capital	$31,733	$31,191
Standardized Total capital	$322,175	$308,497
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(13,536)	(13,080)
Advanced Tier 2 capital	$18,197	$18,111
Advanced Total capital	$308,639	$295,417
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2024 and December 31, 2023, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $5.1 billion and $4.3 billion and the benefit from the CECL capital transition provisions of $720 million and $1.4 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 78 for additional information on principal investment risk.
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
(f)As of June 30, 2024 and December 31, 2023, included an incremental $596 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2024.

Six months ended June 30, (in millions)	2024
Standardized/Advanced CET1 capital at December 31, 2023	$250,585
Net income applicable to common equity	30,854
Dividends declared on common stock	(6,670)
Net purchase of treasury stock	(7,150)
Changes in additional paid-in capital	200
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	249
Translation adjustments, net of hedges(a)	(360)
Fair value hedges	(13)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	23
Changes related to other CET1 capital adjustments(b)	(522)
Change in Standardized/Advanced CET1 capital	16,611
Standardized/Advanced CET1 capital at June 30, 2024	$267,196
Standardized/Advanced Tier 1 capital at December 31, 2023	$277,306
Change in CET1 capital(b)	16,611
Net redemptions of noncumulative perpetual preferred stock	(3,504)
Other	29
Change in Standardized/Advanced Tier 1 capital	13,136
Standardized/Advanced Tier 1 capital at June 30, 2024	$290,442
Standardized Tier 2 capital at December 31, 2023	$31,191
Change in long-term debt and other instruments qualifying as Tier 2	(192)
Change in qualifying allowance for credit losses(b)	745
Other	(11)
Change in Standardized Tier 2 capital	542
Standardized Tier 2 capital at June 30, 2024	$31,733
Standardized Total capital at June 30, 2024	$322,175
Advanced Tier 2 capital at December 31, 2023	$18,111
Change in long-term debt and other instruments qualifying as Tier 2	(192)
Change in qualifying allowance for credit losses(b)(c)	289
Other	(11)
Change in Advanced Tier 2 capital	86
Advanced Tier 2 capital at June 30, 2024	$18,197
Advanced Total capital at June 30, 2024	$308,639
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information on changes in accounting principles and Note 21 for additional information on the CECL capital transition.
(c)As of June 30, 2024 and December 31, 2023, included an incremental $596 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2024. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2024 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2023	$1,603,851	$68,144	$1,671,995	$1,155,261	$68,603	$445,292	$1,669,156
Model & data changes(a)	6,892	—	6,892	3,032	—	—	3,032
Movement in portfolio levels(b)	51,945	12,649	64,594	52,323	12,748	(11,055)	54,016
Changes in RWA	58,837	12,649	71,486	55,355	12,748	(11,055)	57,048
June 30, 2024	$1,662,688	$80,793	$1,743,481	$1,210,616	$81,351	$434,237	$1,726,204
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, changes in composition and credit quality, market movements, impacts related to Visa shares and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of June 30, 2024 and December 31, 2023, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $209.9 billion and $208.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $196.2 billion and $188.5 billion, respectively.
(d)As of June 30, 2024 and December 31, 2023, Credit risk RWA reflected approximately $47.7 billion and $52.4 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2024	December 31, 2023
Tier 1 capital	$290,442	$277,306
Total average assets	4,071,443	3,885,632
Less: Regulatory capital adjustments(a)	54,789	54,432
Total adjusted average assets(b)	4,016,654	3,831,200
Add: Off-balance sheet exposures(c)	751,548	709,265
Total leverage exposure	$4,768,202	$4,540,465
SLR	6.1%	6.1%
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
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	June 30, 2024	December 31, 2023
Consumer & Community Banking	$54.5	$55.5
Commercial & Investment Bank	132.0	138.0
Asset & Wealth Management	15.5	17.0
Corporate	114.7	90.0
Total common stockholders’ equity	$316.7	$300.5

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On June 28, 2024, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $1.25 per share (up from the current $1.15 per share) for the third quarter of 2024. On May 20, 2024, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.15 per share, payable on July 31, 2024. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Total number of shares of common stock repurchased	27.0	16.7	42.9	38.7
Aggregate purchase price of common stock repurchases(a)	$5,318	$2,293	$8,167	$5,233
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The $30 billion common share repurchase program approved by the Board of Directors does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process.
Refer to Capital actions on page 99 of JPMorgan Chase’s 2023 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities on pages 202-203 of this Form 10-Q and page 35 of JPMorgan Chase’s 2023 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $317 million and $373 million, and $714 million and $729 million, for the three and six months ended June 30, 2024 and 2023, respectively.
During the six months ended and subsequent to June 30, 2024, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 57 of this Form 10-Q and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s subordinated debt.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2024, the Firm submitted its 2024 Capital Plan to the Federal Reserve. On June 28, 2024, the Firm announced that its preliminary Stress Capital Buffer ("SCB") requirement provided by the Federal Reserve is 3.3% (up from the current 2.9%), and the Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, is 12.3% (up from the current 11.9%). In addition, consistent with the Firm's press release on June 26, 2024 regarding the potential for higher stress losses, should the Federal Reserve modify the Firm’s stress results, the Firm’s Standardized CET1 capital ratio requirement would likely be modestly higher than 12.3%. The Federal Reserve will provide the Firm with its final SCB requirement by August 31, 2024, and that requirement will become effective on October 1, 2024, and will remain in effect until September 30, 2025.
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$533.9	$228.0	$513.8	$222.6
% of RWA	30.6%	13.1%	30.7%	13.3%
Regulatory requirements	23.0	10.5	23.0	10.0
Surplus/(shortfall)	$132.9	$44.9	$129.2	$55.4
% of total leverage exposure	11.2%	4.8%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$81.0	$13.4	$82.5	$18.3
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
Refer to Liquidity Risk Management on pages 51-58 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital.

June 30, 2024
(in millions)	Actual	Minimum
Net Capital	$24,652	$5,585
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of June 30, 2024, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

June 30, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$53,656
CET1 capital ratio	16.1%	4.5%
Tier 1 capital ratio	20.8	6.0
Total capital ratio	25.5	8.0
Tier 1 leverage ratio	6.2	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2024 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of June 30, 2024, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

June 30, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$44,850
CET1 capital ratio	19.4%	4.5%
Tier 1 capital ratio	19.4	6.0
Total capital ratio	33.5	8.0
Tier 1 leverage ratio	6.3	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of June 30, 2024 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2024	March 31, 2024	June 30, 2023
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$461,392	$483,292	$440,294
Eligible securities(b)(c)	356,815	313,818	327,837
Total HQLA(d)	$818,207	$797,110	$768,131
Net cash outflows	$732,179	$711,611	$683,446
LCR	112%	112%	112%
Net excess eligible HQLA(d)	$86,028	$85,499	$84,685
JPMorgan Chase Bank N.A.:
LCR	125%	129%	129%
Net excess eligible HQLA	$189,124	$221,104	$211,233
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

JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2024 decreased compared with the three months ended March 31, 2024, due to a decrease in JPMorgan Chase Bank, N.A.'s HQLA, primarily from a reduction in cash due to a decline in deposits and the impact of CIB markets activities.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2024 decreased compared with the three months ended June 30, 2023, reflecting the timing impact associated with the First Republic acquisition.
Refer to Executive Overview on pages 5-8 and Note 26 for additional information on First Republic.
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
Internal stress testing
The Firm conducts internal liquidity stress testing to monitor liquidity positions at the Firm and its material legal entities under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Internal stress tests are produced on a regular basis, and other stress tests are performed in response to specific market events or concerns. Results of stress tests are considered in the formulation of the Firm’s funding plan and assessment of its liquidity position.
The Firm maintains liquidity at the Parent Company, the Intermediate Holding Company (“IHC”), and operating subsidiaries at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of stress when access to normal funding sources may be disrupted.

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $623 billion and $649 billion as of June 30, 2024 and December 31, 2023, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2023, was driven by decreases in excess eligible HQLA securities at JPMorgan Chase Bank, N.A. and in unencumbered AFS securities, largely offset by an increase in CIB trading assets.
As of June 30, 2024 and December 31, 2023, the Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities, respectively, comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $841 billion and $798 billion, respectively, and unencumbered marketable securities with a fair value of approximately $623 billion and $649 billion, respectively.
The Firm also had available borrowing capacity at the FHLB and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $366 billion and $340 billion as of June 30, 2024 and December 31, 2023, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased from December 31, 2023 predominantly due to a higher amount of commercial loans and mortgages pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended June 30, 2024, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final rule. Refer to the Firm's U.S. NSFR Disclosure report on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2024 and December 31, 2023, and the average deposit balances for the three and six months ended June 30, 2024 and 2023, respectively.

	June 30, 2024	December 31, 2023	Average
			Three months ended June 30,		Six months ended June 30,
(in millions)			2024	2023	2024	2023
Consumer & Community Banking(a)	$1,069,753	$1,094,738	$1,073,544	$1,157,309	$1,076,393	$1,135,261
Commercial & Investment Bank(a)	1,064,212	1,050,892	1,046,993	998,014	1,046,391	981,861
Asset & Wealth Management(a)	236,492	233,232	227,423	211,872	227,573	218,078
Corporate	26,073	21,826	23,223	20,219	22,628	18,931
Total Firm	$2,396,530	$2,400,688	$2,371,183	$2,387,414	$2,372,985	$2,354,131
(a)In the fourth quarter of 2023, CCB transferred deposits associated with First Republic to AWM and CIB. Refer to page 67 of the Firm’s 2023 Form 10-K for additional information.
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
Average deposits were lower for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, reflecting:
•a decline in CCB in existing accounts primarily due to increased customer spending, partially offset by new accounts, predominantly offset by
•net issuances of structured notes in CIB as a result of client demand in Markets; and net inflows in Payments, which included the retention of inflows associated with disruptions in the market in the first quarter of 2023, predominantly offset by deposit attrition, which included actions taken to reduce certain deposits,
•the timing impact of First Republic, and
•an increase in Corporate related to the Firm's international consumer initiatives, including new product offerings in the second quarter of 2024.
Excluding the impact of First Republic, AWM was relatively flat, reflecting an increase from new product offerings, offset by continued migration into higher-yielding investments.
Average deposits were higher for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting:
•net issuances of structured notes in CIB as a result of client demand in Markets; and net inflows in Payments, which included the retention of inflows associated with disruptions in the market in the first quarter of 2023, largely offset by deposit attrition, which included actions taken to reduce certain deposits,
•the timing impact of First Republic, and
•     an increase in Corporate related to the Firm's international consumer initiatives, including new product offerings in the second quarter of 2024, predominantly offset by
•a decline in CCB in existing accounts primarily due to increased customer spending, partially offset by new accounts, and
•excluding the impact of First Republic, a decline in AWM, driven by continued migration into higher-yielding investments, predominantly offset by new product offerings.

Period-end deposits decreased from December 31, 2023, reflecting:
•a decline in CCB in existing accounts, primarily driven by seasonal tax outflows and migration into higher-yielding investments, largely offset by new accounts, predominantly offset by
•higher deposits in CIB due to net inflows in Securities Services and Payments, partially offset by net maturities of structured notes in Markets,
•higher deposits in Corporate predominantly driven by new product offerings related to the Firm's international consumer initiatives, and
•higher balances in AWM driven by new product offerings, and an increase in deposits in existing accounts due to a change in product offerings associated with First Republic, predominantly offset by continued migration into higher-yielding investments.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 15-16 and pages 20-43, respectively, for further information on deposit and liability balance trends, as well as Note 26 for additional information on the First Republic acquisition. Refer to Note 3 for further information on structured notes.
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

(in millions)	June 30, 2024			December 31, 2023
	U.S.		Non-U.S.	U.S.	Non-U.S.
Three months or less	$101,270		$81,154	$82,719	$77,466
Over three months but within 6 months	19,080		14,486	17,736	5,358
Over six months but within 12 months	12,853		4,029	10,294	4,820
Over 12 months	866		1,819	710	2,543
Total	$134,069	(a)	$101,488	$111,459	$90,187
(a)At June 30, 2024, includes $10 billion of derivatives cash collateral reflecting a change in methodology for calculating uninsured deposits.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2024 and December 31, 2023.

(in billions except ratios)	June 30, 2024	December 31, 2023
Deposits	$2,396.5	$2,400.7
Deposits as a % of total liabilities	63%	68%
Loans	$1,320.7	$1,323.7
Loans-to-deposits ratio	55%	55%

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the three and six months ended June 30, 2024 and 2023.

(Unaudited) (in millions, except interest rates)	Average balances
	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. offices
Noninterest-bearing	$623,139	$646,767	$623,626	$635,748
Interest-bearing
Demand(a)	278,260	286,453	278,479	283,524
Savings(b)	793,968	883,737	802,406	887,257
Time	221,478	138,985	215,146	118,960
Total interest-bearing deposits	1,293,706	1,309,175	1,296,031	1,289,741
Total deposits in U.S. offices	1,916,845	1,955,942	1,919,657	1,925,489
Non-U.S. offices
Noninterest-bearing	25,188	24,948	24,860	25,390
Interest-bearing
Demand	337,776	320,822	337,983	320,527
Time	91,374	85,702	90,485	82,725
Total interest-bearing deposits	429,150	406,524	428,468	403,252
Total deposits in non-U.S. offices	454,338	431,472	453,328	428,642
Total deposits	$2,371,183	$2,387,414	$2,372,985	$2,354,131

(Unaudited)	Average interest rates
	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	3.98%	3.41%	3.92%	3.09%
Savings(b)	1.41	1.04	1.37	0.97
Time	5.11	4.53	5.11	4.52
Total interest-bearing deposits	2.57	1.93	2.55	1.75
Total deposits in U.S. offices	1.73	1.28	1.71	1.19
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	3.26	2.53	3.26	2.38
Time	6.15	5.66	6.17	5.32
Total interest-bearing deposits	3.86	3.21	3.86	2.98
Total deposits in non-U.S. offices	3.66	3.01	3.66	2.80
Total deposits	2.09%	1.60%	2.09%	1.47%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2024 and December 31, 2023, and average balances for the three and six months ended June 30, 2024 and 2023, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 10 for additional information.
Sources of funds (excluding deposits)

	June 30, 2024	December 31, 2023	Average
			Three months ended June 30,			Six months ended June 30,
(in millions)			2024		2023	2024		2023
Commercial paper	$10,059	$14,737	$11,273		$11,057	$12,423		$11,930
Other borrowed funds	11,158	8,200	11,860		9,791	10,889		9,931
Federal funds purchased	1,361	787	1,594		1,564	1,601		1,729
Total short-term unsecured funding	$22,578	$23,724	$24,727		$22,412	$24,913		$23,590
Securities sold under agreements to repurchase(a)	$395,959	$212,804	$369,206		$258,297	$329,212		$252,322
Securities loaned(a)	3,512	2,944	4,571		3,857	4,364		3,994
Other borrowed funds	26,091	21,775	24,310		21,179	23,241		22,037
Obligations of Firm-administered multi-seller conduits(b)	19,437	17,781	18,615		12,741	19,581		11,622
Total short-term secured funding	$444,999	$255,304	$416,702		$296,074	$376,398		$289,975
Senior notes	$193,509	$191,202	$195,954		$180,712	$194,149		$182,830
Subordinated debt	19,591	19,708	19,574		20,543	19,611		21,182
Structured notes(c)	91,561	86,056	90,554		75,075	89,019		74,413
Total long-term unsecured funding	$304,661	$296,966	$306,082		$276,330	$302,779		$278,425
Credit card securitization(b)	$5,315	$2,998	$5,302		$999	$4,935		$1,087
FHLB advances	35,628	41,246	37,559	(g)	28,420	39,022	(g)	19,804
Purchase Money Note(d)	49,097	48,989	49,062		32,745	49,035		16,463
Other long-term secured funding(e)	4,642	4,624	4,807		4,667	4,801		4,383
Total long-term secured funding	$94,682	$97,857	$96,730		$66,831	$97,793		$41,737
Preferred stock(f)	$23,900	$27,404	$25,867		$27,404	$26,910		$27,404
Common stockholders’ equity(f)	$316,652	$300,474	$308,763		$277,885	$304,519		$274,560
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
(f)Refer to Capital Risk Management on pages 45-50 and Consolidated statements of changes in stockholders’ equity on page 94 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2023 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(g)Includes the timing impact of First Republic. Refer to Executive Overview on pages 5-8 and Note 26 of this Form 10-Q, and pages 102-109 of JPMorgan Chase's 2023 Form 10-K for additional information.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2024, compared with December 31, 2023, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
The increase in secured other borrowed funds at June 30, 2024 from December 31, 2023 was predominantly due to higher financing requirements in Markets. For the average three months ended June 30, 2024, compared to the prior year period, the increase was due to higher financing requirements in Markets, partially offset by maturities in Treasury and CIO.
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
The decrease in commercial paper at June 30, 2024 from December 31, 2023 was due to lower issuances primarily as a result of short-term liquidity management.
The increase in unsecured other borrowed funds at June 30, 2024 from December 31, 2023 was predominantly driven by higher net issuances of structured notes in CIB, due to client demand.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. For the three and six months ended June 30, 2024, the increase in average structured notes compared to the prior year periods was attributable to net issuances of structured notes in Markets due to client demand.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2024 and 2023. Refer to Liquidity Risk Management on pages 102–109 and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$9,000	$2,500	$17,500	$2,500	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	1,906	—	4,079	—	—	—	—	—
Total senior notes	10,906	2,500	21,579	2,500	—	—	—	—
Structured notes(a)	734	563	1,602	1,444	12,917	7,947	27,868	15,665
Total long-term unsecured funding – issuance	$11,640	$3,063	$23,181	$3,944	$12,917	$7,947	$27,868	$15,665
Maturities/redemptions
Senior notes	$9,501	$6,335	$16,669	$13,433	$—	$2	$65	$67
Subordinated debt	22	2,027	35	2,027	—	—	—	—
Structured notes	293	324	510	771	11,902	6,479	23,408	13,981
Total long-term unsecured funding – maturities/redemptions	$9,816	$8,686	$17,214	$16,231	$11,902	$6,481	$23,473	$14,048
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, and their respective maturities or redemptions, as applicable for the three and six months ended June 30, 2024 and 2023, respectively.

Long-term secured funding
	Three months ended June 30,					Six months ended June 30,
	2024	2023	2024		2023	2024	2023	2024		2023
(in millions)	Issuance		Maturities/Redemptions			Issuance		Maturities/Redemptions
Credit card securitization	$—	$—	$—		$—	$2,348	$—	$—		$1,000
FHLB advances	—	25,775	3,601	(c)	602	—	25,775	5,648	(c)	604
Purchase Money Note(a)	—	50,000	—		—	—	50,000	—		—
Other long-term secured funding(b)	166	591	133		58	720	742	370		112
Total long-term secured funding	$166	$76,366	$3,734		$660	$3,068	$76,517	$6,018		$1,716
(a)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 26 for more information.
(b)Includes long-term structured notes that are secured.
(c)Includes FHLB advances associated with the First Republic acquisition on May 1, 2023. Refer to Note 26 for more information.
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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to Notes 4 and 13 for additional information.
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of June 30, 2024, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
June 30, 2024	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Negative	Aa3	P-1	Stable
Standard & Poor’s (a)	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 61-77 for a further discussion of Credit Risk.
Refer to page 78 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 111–134 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 61-64 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 65-74 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Loans retained	$1,273,047	$1,280,870	$6,712	$5,989
Loans held-for-sale	9,403	3,985	159	184
Loans at fair value	38,250	38,851	920	744
Total loans	1,320,700	1,323,706	7,791	6,917
Derivative receivables	54,673	54,864	290	364
Receivables from customers(a)	56,018	47,625	—	—
Total credit-related assets	1,431,391	1,426,195	8,081	7,281
Assets acquired in loan satisfactions
Real estate owned	NA	NA	303	274
Other	NA	NA	39	42
Total assets acquired in loan satisfactions	NA	NA	342	316
Lending-related commitments	1,556,962	1,497,847	541	464
Total credit portfolio	$2,988,353	$2,924,042	$8,964	$8,061
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(42,509)	$(37,779)	$—	$—
Liquid securities and other cash collateral held against derivatives	(24,211)	(22,461)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)At June 30, 2024 and December 31, 2023, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $138 million and $182 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net charge-offs	$2,231	$1,411	$4,187	$2,548
Average retained loans	1,262,029	1,194,044	1,262,644	1,138,550
Net charge-off rates	0.71%	0.47%	0.67%	0.45%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, and scored auto and business banking. The consumer credit portfolio also includes loans at fair value, predominantly in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 114–119 and Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2023 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Consumer, excluding credit card
Residential real estate(a)	$314,843	$326,409	$3,231	$3,466
Auto and other(b)(c)	67,952	70,866	192	177
Total loans – retained	382,795	397,275	3,423	3,643
Loans held-for-sale	1,366	487	86	95
Loans at fair value(d)	12,794	12,331	296	465
Total consumer, excluding credit card loans	396,955	410,093	3,805	4,203
Lending-related commitments(e)	47,215	45,403
Total consumer exposure, excluding credit card	444,170	455,496
Credit card
Loans retained(f)	216,100	211,123	NA	NA
Total credit card loans	216,100	211,123	NA	NA
Lending-related commitments(e)(g)	964,727	915,658
Total credit card exposure	1,180,827	1,126,781
Total consumer credit portfolio	$1,624,997	$1,582,277	$3,805	$4,203
Credit-related notes used in credit portfolio management activities(h)	$(620)	$(790)

	Three months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(37)	$(25)	$317,249	$293,073	(0.05)%	(0.03)%
Auto and other	172	147	68,413	66,470	1.01	0.89
Total consumer, excluding credit card - retained	135	122	385,662	359,543	0.14	0.14
Credit card - retained	1,829	1,124	210,020	187,027	3.50	2.41
Total consumer - retained	$1,964	$1,246	$595,682	$546,570	1.33%	0.91%

	Six months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(43)	$(45)	$320,468	$265,082	(0.03)%	(0.03)%
Auto and other	361	299	69,379	65,145	1.05	0.93
Total consumer, excluding credit card - retained	318	254	389,847	330,227	0.16	0.16
Credit card - retained	3,516	2,046	207,329	183,757	3.41	2.25
Total consumer - retained	$3,834	$2,300	$597,176	$513,984	1.29%	0.90%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At June 30, 2024 and December 31, 2023, excluded operating lease assets of $11.0 billion and $10.4 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(f)Includes billed interest and fees.
(g)Also includes commercial card lending-related commitments primarily in CIB.

(h)Represents the notional amount of protection obtained through the issuance of credit-related notes that reference certain pools of residential real estate and auto loans in the retained consumer portfolio.
(i)At June 30, 2024 and December 31, 2023, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $138 million and $182 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $17.3 billion and $13.3 billion for the three months ended June 30, 2024 and 2023, respectively, and $16.2 billion and $12.4 billion for the six months ended June 30, 2024 and 2023, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.
Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2023 predominantly driven by retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2023, predominantly driven by paydowns and loan sales, net of originations. Net recoveries were higher for the three months ended June 30, 2024 compared to the same period in the prior year due to loan sales.
Loans held-for-sale increased from December 31, 2023, predominantly driven by a transfer of certain retained loans in anticipation of securitization.
Nonaccrual loans at fair value decreased compared to December 31, 2023, predominantly driven by net sales in CIB.
At June 30, 2024 and December 31, 2023, the carrying value of interest-only residential mortgage loans was $89.6 billion and $90.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable with the performance of the broader prime mortgage portfolio.
The carrying value of home equity lines of credit outstanding was $15.0 billion at June 30, 2024. The carrying value of home equity lines of credit outstanding included $4.0 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $3.9 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2024	December 31, 2023
Current	$406	$446
30-89 days past due	77	102
90 or more days past due	138	182
Total government guaranteed loans	$621	$730
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
For the three and six months ended June 30, 2024, residential real estate financial difficulty modifications ("FDMs") were $68 million and $98 million, respectively, and $35 million and $75 million for the three and six months ended June 30, 2023, respectively. Loans subject to trial modification where the terms of the loans have not been permanently modified, and loans subject to discharge under Chapter 7 bankruptcy proceedings ("Chapter 7 loans"), were not material for the three and six months ended June 30, 2024 and 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio decreased when compared to December 31, 2023, predominantly due to loan securitizations. Net charge-offs increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year predominantly due to higher scored auto net charge-offs of $37 million and $87 million, respectively, reflecting a decline in used vehicle valuations. Refer to Note 13 for further information on securitization activity.
Nonperforming assets
The following table presents information as of June 30, 2024 and December 31, 2023, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2024	December 31, 2023
Nonaccrual loans
Residential real estate	$3,592	$4,015
Auto and other	213	188
Total nonaccrual loans	3,805	4,203
Assets acquired in loan satisfactions
Real estate owned	89	120
Other	39	42
Total assets acquired in loan satisfactions	128	162
Total nonperforming assets	$3,933	$4,365
(a)At June 30, 2024 and December 31, 2023, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $138 million and $182 million, respectively. These amounts have been excluded based upon the government guarantee.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2024 and 2023.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2024	2023
Beginning balance	$4,203	$4,325
Additions	1,447	1,290
Reductions:
Principal payments and other	473	452
Sales	539	34
Charge-offs	304	202
Returned to performing status	444	573
Foreclosures and other liquidations	85	89
Total reductions	1,845	1,350
Net changes	(398)	(60)
Ending balance	$3,805	$4,265
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased from December 31, 2023 reflecting growth from new accounts and revolving balances. The June 30, 2024 30+ day delinquency rate of 2.08% decreased from 2.14% at December 31, 2023, and the June 30, 2024 90+ day delinquency rate of 1.07% was relatively flat compared to 1.05% at December 31, 2023, reflecting seasonality, in line with expectations. Net charge-offs increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year as newer vintages season and credit normalization continues.
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
Modified credit card loans
For the three and six months ended June 30, 2024, credit card FDMs were $259 million and $491 million, respectively, and $181 million and $326 million for the three and six months ended June 30, 2023, respectively. FDMs increased for the three and six months ended June 30, 2024 compared to the same periods in the prior year due to higher delinquencies, reflecting growth in the portfolio.
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
The Firm’s wholesale credit portfolio includes exposure held in CIB, AWM and Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses. The Firm continues to convert certain operations, and to integrate clients, products and services, associated with First Republic. Accordingly, reporting classifications and internal risk rating profiles in the wholesale portfolio may change in future periods. Refer to Business Developments on page 8 for additional information.
As of June 30, 2024, lending-related commitments increased by $8.2 billion, driven by Technology, Media & Telecommunications, including held-for-sale commitments, and SPEs, partially offset by a decrease in Asset Managers.
As of June 30, 2024, nonperforming exposure increased by $1.3 billion, predominantly driven by Real Estate, concentrated in Office, and in Industrials, resulting from downgrades. For the six months ended June 30, 2024, wholesale net charge-offs were $353 million, largely in Real Estate, concentrated in Office, and Individuals.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Loans retained	$674,152	$672,472	$3,289	$2,346
Loans held-for-sale	8,037	3,498	73	89
Loans at fair value	25,456	26,520	624	279
Loans	707,645	702,490	3,986	2,714
Derivative receivables	54,673	54,864	290	364
Receivables from customers(a)	56,018	47,625	—	—
Total wholesale credit-related assets	818,336	804,979	4,276	3,078
Assets acquired in loan satisfactions
Real estate owned	NA	NA	214	154
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	214	154
Lending-related commitments	545,020	536,786	541	464
Total wholesale credit portfolio	$1,363,356	$1,341,765	$5,031	$3,696
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(41,889)	$(36,989)	$—	$—
Liquid securities and other cash collateral held against derivatives	(24,211)	(22,461)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2024 and December 31, 2023. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2024, (in millions, except ratios)
Loans retained	$220,191	$277,969	$175,992	$674,152	$454,958	$219,194	$674,152	67%
Derivative receivables				54,673			54,673
Less: Liquid securities and other cash collateral held against derivatives				(24,211)			(24,211)
Total derivative receivables, net of collateral	7,476	8,446	14,540	30,462	23,445	7,017	30,462	77
Lending-related commitments	145,054	374,870	25,096	545,020	351,961	193,059	545,020	65
Subtotal	372,721	661,285	215,628	1,249,634	830,364	419,270	1,249,634	66
Loans held-for-sale and loans at fair value(a)				33,493			33,493
Receivables from customers				56,018			56,018
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,339,145			$1,339,145
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(8,526)	$(27,870)	$(5,493)	$(41,889)	$(33,333)	$(8,556)	$(41,889)	80%

(continued from previous page)
	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2023 (in millions, except ratios)
Loans retained	$211,104	$280,821	$180,547	$672,472	$458,838	$213,634	$672,472	68%
Derivative receivables				54,864			54,864
Less: Liquid securities and other cash collateral held against derivatives				(22,461)			(22,461)
Total derivative receivables, net of collateral	8,007	8,970	15,426	32,403	24,919	7,484	32,403	77
Lending-related commitments	143,337	368,646	24,803	536,786	341,611	195,175	536,786	64
Subtotal	362,448	658,437	220,776	1,241,661	825,368	416,293	1,241,661	66
Loans held-for-sale and loans at fair value(a)				30,018			30,018
Receivables from customers				47,625			47,625
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,319,304			$1,319,304
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,311)	$(28,353)	$(5,325)	$(36,989)	$(28,869)	$(8,120)	$(36,989)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2024, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $46.8 billion and $41.4 billion as of June 30, 2024 and December 31, 2023, representing approximately 3.7% and 3.3% of total wholesale credit exposure, respectively; of the $46.8 billion, $42.7 billion was performing. The increase in criticized exposure was driven by net downgrades in Real Estate, concentrated in Office and Multifamily, and held-for-sale commitments in Technology and Media.
The table below summarizes by industry the Firm’s exposures as of June 30, 2024 and December 31, 2023. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2023 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2024
(in millions)
Real Estate	$206,154	$143,402	$50,643	$10,939	$1,170	$822	$129	$(592)	$—
Individuals and Individual Entities(b)	141,591	112,521	28,296	228	546	717	116	—	—
Consumer & Retail	126,681	59,361	59,008	7,735	577	231	60	(4,213)	—
Asset Managers	126,282	87,712	38,459	109	2	335	1	—	(7,712)
Technology, Media & Telecommunications	86,677	48,518	25,979	11,838	342	40	32	(4,521)	—
Industrials	73,469	38,084	31,433	3,637	315	195	4	(2,190)	—
Banks & Finance Companies	64,744	35,205	29,377	155	7	2	—	(588)	(594)
Healthcare	63,662	42,677	17,312	3,167	506	100	22	(3,343)	(2)
Utilities	37,380	26,476	9,919	843	142	1		(2,493)	—
State & Municipal Govt(c)	36,344	34,256	2,067	16	5	121	—	(3)	—
Automotive	34,674	22,868	10,995	671	140	43	1	(1,047)	—
Oil & Gas	33,593	20,072	13,136	335	50	8	(2)	(1,910)	—
Insurance	23,519	16,290	6,979	217	33	5	—	(1,124)	(7,834)
Chemicals & Plastics	21,996	11,308	9,397	1,135	156	15	—	(1,078)	—
Transportation	17,339	10,155	6,739	392	53	43	(7)	(556)	—
Central Govt	16,444	16,021	297	126	—	2	—	(2,084)	(1,947)
Metals & Mining	16,277	8,266	7,373	595	43	6	—	(217)	(1)
Securities Firms	9,486	4,659	4,824	3	—	—	—	(12)	(2,597)
Financial Markets Infrastructure	5,381	5,067	314	—	—	—	—	(2)	—
All other(d)	132,152	110,850	20,735	534	33	188	(3)	(15,916)	(3,524)
Subtotal	$1,273,845	$853,768	$373,282	$42,675	$4,120	$2,874	$353	$(41,889)	$(24,211)
Loans held-for-sale and loans at fair value	33,493
Receivables from customers	56,018
Total(e)	$1,363,356

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2023
(in millions)
Real Estate	$208,261	$148,866	$50,190	$8,558	$647	$717	$275	$(574)	$—
Individuals and Individual Entities(b)	145,849	110,673	34,261	334	581	861	10	—	—
Consumer & Retail	127,086	60,168	58,606	7,863	449	318	161	(4,204)	—
Asset Managers	129,574	83,857	45,623	90	4	201	1	—	(7,209)
Technology, Media & Telecommunications	77,296	40,468	27,094	9,388	346	36	81	(4,287)	—
Industrials	75,092	40,951	30,586	3,419	136	213	31	(2,949)	—
Banks & Finance Companies	57,177	33,881	22,744	545	7	9	277	(511)	(412)
Healthcare	65,025	43,163	18,396	3,005	461	130	17	(3,070)	—
Utilities	36,061	25,242	9,929	765	125	1	(3)	(2,373)	—
State & Municipal Govt(c)	35,986	33,561	2,390	27	8	31	—	(4)	—
Automotive	33,977	23,152	10,060	640	125	59	—	(653)	—
Oil & Gas	34,475	18,276	16,076	111	12	45	11	(1,927)	(5)
Insurance	20,501	14,503	5,700	298	—	2	—	(961)	(6,898)
Chemicals & Plastics	20,773	11,353	8,352	916	152	106	2	(1,045)	—
Transportation	16,060	8,865	5,943	1,196	56	23	(26)	(574)	—
Central Govt	17,704	17,264	312	127	1	—	—	(3,490)	(2,085)
Metals & Mining	15,508	8,403	6,514	536	55	12	44	(229)	—
Securities Firms	8,689	4,570	4,118	1	—	—	—	(14)	(2,765)
Financial Markets Infrastructure	4,251	4,052	199	—	—	—	—	—	—
All other(d)	134,777	115,711	18,618	439	9	21	(2)	(10,124)	(3,087)
Subtotal	$1,264,122	$846,979	$375,711	$38,258	$3,174	$2,785	$879	$(36,989)	$(22,461)
Loans held-for-sale and loans at fair value	30,018
Receivables from customers	47,625
Total(e)	$1,341,765
(a)The industry rankings presented in the table as of December 31, 2023, are based on the industry rankings of the corresponding exposures as of June 30, 2024, not actual rankings of such exposures as of December 31, 2023.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2024 and December 31, 2023 noted above, the Firm held: $6.4 billion and $5.9 billion, respectively, of trading assets; $17.2 billion and $21.4 billion, respectively, of AFS securities; and $9.5 billion and $9.9 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both June 30, 2024 and December 31, 2023. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $521.8 billion and $614.1 billion, at June 30, 2024 and December 31, 2023, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $206.2 billion as of June 30, 2024. Criticized exposure increased by $2.9 billion from $9.2 billion at December 31, 2023 to $12.1 billion at June 30, 2024, predominantly driven by net downgrades, concentrated in Office and Multifamily.

	June 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$122,986	$5	$122,991	77%	91%
Industrial	20,862	9	20,871	65	70
Office	16,435	25	16,460	47	84
Other Income Producing Properties(b)	14,657	156	14,813	51	64
Services and Non Income Producing	14,547	66	14,613	63	51
Retail	11,977	20	11,997	75	74
Lodging	4,398	11	4,409	30	54
Total Real Estate Exposure(c)	$205,862	$292	$206,154	70%	81%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$121,946	$21	$121,967	79%	90%
Industrial	20,254	18	20,272	70	72
Office	16,462	32	16,494	51	81
Other Income Producing Properties(b)	15,542	208	15,750	55	63
Services and Non Income Producing	16,145	74	16,219	62	46
Retail	12,763	48	12,811	75	73
Lodging	4,729	19	4,748	30	48
Total Real Estate Exposure	$207,841	$420	$208,261	71%	80%
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

Consumer & Retail
Consumer & Retail exposure was $126.7 billion as of June 30, 2024. Criticized exposure was $8.3 billion at both June 30, 2024 and December 31, 2023.

	June 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$35,757	$309	$36,066	42%	41%
Retail(a)	35,769	248	36,017	51	32
Food and Beverage	30,619	544	31,163	58	39
Consumer Hard Goods	13,343	177	13,520	42	33
Leisure(b)	9,777	138	9,915	21	42
Total Consumer & Retail(c)	$125,265	$1,416	$126,681	47%	37%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Business and Consumer Services	$34,822	$392	$35,214	42%	42%
Retail(a)	36,042	334	36,376	51	30
Food and Beverage	32,256	930	33,186	57	36
Consumer Hard Goods	13,169	197	13,366	43	33
Leisure(b)	8,784	160	8,944	25	47
Total Consumer & Retail	$125,073	$2,013	$127,086	47%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of June 30, 2024, approximately 92% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 60% secured; unsecured exposure is approximately 80% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $33.6 billion as of June 30, 2024. Criticized exposure was $385 million at June 30, 2024 and $123 million at December 31, 2023.

	June 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$17,030	$792	$17,822	58%	27%
Other Oil & Gas(a)	15,622	149	15,771	61	22
Total Oil & Gas(b)	$32,652	$941	$33,593	60%	25%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$18,121	$536	$18,657	51%	26%
Other Oil & Gas(a)	15,649	169	15,818	55	22
Total Oil & Gas	$33,770	$705	$34,475	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 34% secured, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 69% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2024 and 2023. Since June 30, 2023, nonaccrual loan exposure increased by $978 million, predominantly driven by Real Estate, concentrated in Office, resulting from downgrades.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2024	2023
Beginning balance	$2,714	$2,395
Additions	2,825	1,649
Reductions:
Paydowns and other	885	618
Gross charge-offs	438	281
Returned to performing status	190	85
Sales	40	52
Total reductions	1,553	1,036
Net changes	1,272	613
Ending balance	$3,986	$3,008

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2024 and 2023. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Loans
Average loans retained	$666,347	$647,474	$665,468	$624,566
Gross charge-offs	312	189	448	294
Gross recoveries collected	(45)	(24)	(95)	(46)
Net charge-offs/(recoveries)	267	165	353	248
Net charge-off/(recovery) rate	0.16%	0.10%	0.11%	0.08%
Modified wholesale loans
The amortized cost of wholesale FDMs for the three and six months ended June 30, 2024 were $740 million and $1.2 billion, respectively, of which $167 million and $293 million, respectively, were nonaccrual loan exposure. The amortized cost of wholesale FDMs for the three and six months ended June 30, 2023 were $673 million and $854 million, respectively, of which $353 million and $442 million, respectively, were nonaccrual loan exposure. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% at both June 30, 2024 and December 31, 2023. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $54.7 billion and $54.9 billion at June 30, 2024 and December 31, 2023, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2024	December 31, 2023
Total, net of cash collateral	$54,673	$54,864
Liquid securities and other cash collateral held against derivative receivables	(24,211)	(22,461)
Total, net of liquid securities and other cash collateral	$30,462	$32,403
Other collateral held against derivative receivables	(1,064)	(993)
Total, net of collateral	$29,398	$31,410

Ratings profile of derivative receivables
	June 30, 2024		December 31, 2023
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$22,482	76%	$24,004		76%
Noninvestment-grade	6,916	24	7,406	(a)	24
Total	$29,398	100%	$31,410		100%
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
(in millions)	June 30, 2024	December 31, 2023
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$24,386	$24,157
Derivative receivables	17,503	12,832
Credit derivatives and credit-related notes used in credit portfolio management activities	$41,889	$36,989
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
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2024 was $25.5 billion, reflecting a net addition of $749 million from December 31, 2023.
The net addition to the allowance for credit losses included:
•$653 million in consumer, reflecting a $753 million net addition in Card Services, predominantly driven by the seasoning of newer vintages, loan growth, and updates to certain macroeconomic variables, and a $125 million net reduction in Home Lending, and
•$47 million in wholesale, driven by
–a net addition of $707 million, reflecting net downgrade activity, primarily in Real Estate, and included approximately $200 million associated with incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, predominantly offset by
–a net reduction of $660 million, primarily due to the impact of changes in the loan and lending-related commitment portfolios and updates to certain macroeconomic variables.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.3% in the second quarter of 2025, and a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the fourth quarter of 2025.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2024
	4Q24	2Q25	4Q25
U.S. unemployment rate(a)	4.1%	4.1%	4.0%
YoY growth in U.S. real GDP(b)	1.5%	1.6%	1.9%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
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
Refer to Consumer Credit Portfolio on pages 61-64, Wholesale Credit Portfolio on pages 65-74 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 86-88 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2024				2023
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	661	3,998	448	5,107	501	2,432	294	3,227
Gross recoveries collected	(343)	(482)	(95)	(920)	(247)	(386)	(46)	(679)
Net charge-offs	318	3,516	353	4,187	254	2,046	248	2,548
Provision for loan losses	204	4,266	288	4,758	751	2,546	2,067	5,364
Other	1	—	(1)	—	—	—	25	25
Ending balance at June 30,	$1,743	$13,200	$8,048	$22,991	$2,048	$11,600	$8,332	$21,980

Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	17	—	77	94	52	—	(253)	(201)
Other	—	—	—	—	1	—	4	5
Ending balance at June 30,	$92	$—	$1,976	$2,068	$129	$—	$2,057	$2,186

Impairment methodology
Asset-specific(b)	$(856)	$—	$562	$(294)	$(971)	$—	$478	$(493)
Portfolio-based	2,599	13,200	7,486	23,285	3,019	11,600	7,854	22,473
Total allowance for loan losses	$1,743	$13,200	$8,048	$22,991	$2,048	$11,600	$8,332	$21,980

Impairment methodology
Asset-specific	$—	$—	$107	$107	$—	$—	$65	$65
Portfolio-based	92	—	1,869	1,961	129	—	1,992	2,121
Total allowance for lending-related commitments	$92	$—	$1,976	$2,068	$129	$—	$2,057	$2,186
Total allowance for investment securities	NA	NA	NA	$177	NA	NA	NA	$104
Total allowance for credit losses(c)	$1,835	$13,200	$10,024	$25,236	$2,177	$11,600	$10,389	$24,270

Memo:
Retained loans, end-of-period	$382,795	$216,100	$674,152	$1,273,047	$396,195	$191,348	$668,145	$1,255,688
Retained loans, average	389,847	207,329	665,468	1,262,644	330,227	183,757	624,566	1,138,550
Credit ratios
Allowance for loan losses to retained loans	0.46%	6.11%	1.19%	1.81%	0.52%	6.06%	1.25%	1.75%
Allowance for loan losses to retained nonaccrual loans(d)	51	NA	245	343	54	NA	321	345
Allowance for loan losses to retained nonaccrual loans excluding credit card	51	NA	245	146	54	NA	321	163
Net charge-off/(recovery) rates	0.16	3.41	0.11	0.67	0.16	2.25	0.08	0.45
(a)Represents the impact to the allowance for loan losses upon the Firm's adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K for further information.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)At June 30, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $278 million and $18 million, respectively, associated with certain accounts receivable in CIB.
(d)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	June 30, 2024		December 31, 2023
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$659	25%	$817	25%
Auto and other	1,084	5	1,039	6
Consumer, excluding credit card	1,743	30	1,856	31
Credit card	13,200	17	12,450	16
Total consumer	14,943	47	14,306	47
Secured by real estate	2,961	13	2,997	13
Commercial and industrial	3,500	13	3,519	13
Other	1,587	27	1,598	27
Total wholesale	8,048	53	8,114	53
Total	$22,991	100%	$22,420	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At June 30, 2024, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $587.4 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 41-43 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 51-58 for further information on related liquidity risk. Refer to Market Risk Management on pages 79-84 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of June 30, 2024 and December 31, 2023.

(in billions)	June 30, 2024		December 31, 2023
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$31.8		$28.8
Private equity, various debt and equity instruments, and real assets	13.4	(b)	10.5
Total carrying value	$45.2		$39.3
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance. Refer to Note 13 for additional information.
(b)The increase from December 31, 2023 is primarily due to the Visa C shares held at fair value. Refer to Market Risk Management on pages 79-84 and Note 2 on page 111 for additional information.
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

Corporate VaR, Daily Risk Management VaR and VaR backtesting exceptions reflect the impact of Visa C shares that are held at fair value and therefore captured in VaR. Refer to Note 2 on page 111 for additional information.
The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	June 30, 2024			March 31, 2024			June 30, 2023
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type(a)
Fixed income	$31	$26	$37	$35	$30	$39	$57	$50	$66
Foreign exchange	18	15	23	13	8	19	12	7	24
Equities	7	5	11	6	4	13	8	5	11
Commodities and other	9	7	11	7	6	10	12	8	17
Diversification benefit to CIB trading VaR(b)	(32)	NM	NM	(29)	NM	NM	(48)	NM	NM
CIB trading VaR	33	28	37	32	27	40	41	31	50
Credit Portfolio VaR(c)	21	18	25	24	20	28	14	11	18
Diversification benefit to CIB VaR(b)	(16)	NM	NM	(15)	NM	NM	(11)	NM	NM
CIB VaR	38	33	43	41	36	50	44	34	55
CCB VaR	2	1	4	3	1	6	9	6	14
AWM VaR(d)	8	7	9	9	9	10	NM	NM	NM
Corporate VaR(d)(e)	48	7	102	10	9	11	13	11	15
Diversification benefit to other VaR(b)	(9)	NM	NM	(8)	NM	NM	(7)	NM	NM
Other VaR	49	10	101	14	12	16	15	13	19
Diversification benefit to CIB and other VaR(b)	(31)	NM	NM	(7)	NM	NM	(12)	NM	NM
Total VaR	$56	$39	$91	$48	$43	$58	$47	$36	$56
(a)The impact of the business segment reorganization was not material to Total CIB VaR. Prior periods have not been revised. Refer to Business Segment Results on page 20 for additional information.
(b)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types. For maximum and minimum VaR, diversification benefit is not meaningful as the maximum and minimum VaR for each portfolio may have occurred on different trading days than the components.
(c)Includes the derivative CVA, hedges of the CVA and credit protection purchased against certain retained loans and lending-related commitments, which are reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not reported at fair value. In line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
(d)In the second quarter of 2024, the presentation of Corporate and other LOB VaR was updated to disaggregate AWM VaR due to the increase associated with credit protection purchased against certain retained loans and lending-related commitments. The VaR does not include the retained loan portfolio, which is not reported at fair value.
(e)Includes Visa C shares and a legacy private equity position which is publicly traded.
Quarter over quarter results
Average total VaR for the three months ended June 30, 2024 increased by $8 million, when compared with March 31, 2024, predominantly due to the impact of the Visa C shares in Corporate VaR. Average CIB VaR for the three months ended June 30, 2024 decreased by $3 million, when compared to March 31, 2024 due to volatility rolling out of the one-year historical look-back period impacting Fixed Income and Credit Portfolio VaR.
Year over year results
Average total VaR for the three months ended June 30, 2024 increased by $9 million, compared with the same period in the prior year predominantly due to the impact of the Visa C shares in Corporate VaR. Average CIB VaR for the three months ended June 30, 2024 decreased by $6 million, compared with the same period in the prior year driven by volatility rolling out of the one-year historical look-back period impacting Fixed Income partially offset by an increase associated with credit protection purchased against certain retained loans and lending-related commitments within Credit Portfolio VaR.

The following graph presents daily Risk Management VaR for the five trailing quarters. The increase in VaR and subsequent decline observed in the second quarter of 2024 was primarily driven by changes in Visa C share exposure in the Firm's Corporate VaR.
Daily Risk Management VaR

Second Quarter 2023	Third Quarter 2023	Fourth Quarter 2023	First Quarter 2023	Second Quarter 2024
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
For the 12 months ended June 30, 2024, the Firm posted backtesting gains on 152 of the 258 days, and observed 14 VaR backtesting exceptions. For the three months ended June 30, 2024, the Firm posted backtesting gains on 42 of the 65 days, and the Firm observed five VaR backtesting exceptions primarily driven by price changes in Visa C shares.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2024. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. In the second quarter of 2024, the Firm updated certain deposit rates paid assumptions which take into account observed pricing and client and customer behavior during the most recent economic cycle. These updated deposit rates paid assumptions impacted the U.S. dollar scenarios, resulting in an increase in positive sensitivity in higher interest rate scenarios, and an increase in negative sensitivity in lower interest rate scenarios. While a relevant measure of the Firm’s interest rate exposure, the earnings-at-risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 8 for additional information).

The Firm’s U.S. dollar and non-U.S. dollar sensitivities are presented in the table below.

(In billions)	June 30, 2024	December 31, 2023
U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$2.8	$2.4
-100 bps shift in rates	(2.5)	(2.1)
+200 bps shift in rates	5.5	4.8
-200 bps shift in rates	(4.8)	(4.6)
Steeper yield curve:
+100 bps shift in long-term rates	1.5	0.6
-100 bps shift in short-term rates	(1.0)	(1.5)
Flatter yield curve:
+100 bps shift in short-term rates	1.3	1.8
-100 bps shift in long-term rates	(1.5)	(0.5)
Non-U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$0.7	$0.7
-100 bps shift in rates	(0.7)	(0.7)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates.
The change in the Firm’s U.S. dollar sensitivities as of June 30, 2024 compared to December 31, 2023, reflected the impact of changes in the Firm’s actual and forecasted balance sheet and the update in the second quarter of 2024 of the deposit rates paid assumptions for certain consumer and wholesale deposit products based upon observed pricing and client and customer behavior during the most recent economic cycle. In the absence of this update, the Firm’s U.S. dollar sensitivities as of June 30, 2024, would have been lower by approximately $900 million and $1.9 billion to the +100 basis points and +200 basis points shifts, respectively, in short-term and parallel rate scenarios and higher by approximately $1.0 billion and $1.8 billion to the -100 basis points and -200 basis points shifts, respectively, in short-term and parallel rate scenarios.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value disclosure. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 112 in Note 2 financial instruments that are not carried at fair value on the Consolidated balance sheets.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2024 and December 31, 2023, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2024	December 31, 2023
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(56)	$(61)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(955)	(1,044)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(12)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	18	16
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(2)	(3)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	—	—
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	46	46
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	—
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	—
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2024 and their comparative exposures as of December 31, 2023. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to Germany when compared to December 31, 2023, was driven by an increase in cash placed with the central bank of Germany primarily due to client-driven market-making activities and higher client deposits in CIB.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 24 on pages 183-184 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	June 30, 2024					December 31, 2023(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$90.8	$12.7	$2.6	$0.7	$106.8	$84.8
United Kingdom	27.5	22.8	24.9	3.1	78.3	77.1
Japan	33.3	2.5	3.9	0.4	40.1	36.0
Brazil	6.5	4.6	7.7	—	18.8	16.7
Australia	6.3	8.8	3.4	0.1	18.6	18.3
France	0.5	11.8	4.3	0.8	17.4	10.1
Canada	2.4	11.1	3.5	0.2	17.2	16.0
China	2.8	5.7	4.6	0.1	13.2	14.0
Switzerland	5.6	4.5	0.4	2.3	12.8	10.9
South Korea	0.6	3.3	7.5	0.5	11.9	7.8
India	1.8	5.0	4.5	0.3	11.6	9.7
Italy	—	10.0	0.7	0.3	11.0	6.0
Saudi Arabia	1.1	5.2	2.9	—	9.2	7.7
Singapore	1.5	2.6	4.2	0.4	8.7	9.8
Belgium	5.0	2.3	0.6	—	7.9	8.0
Mexico	1.5	3.4	2.5	—	7.4	8.2
Netherlands	—	7.5	(0.6)	0.2	7.1	5.6
Spain	0.2	4.8	0.6	—	5.6	6.3
Sweden	—	3.6	0.3	—	3.9	3.1
Luxembourg	0.9	1.6	1.0	—	3.5	4.0
(a)Country exposures presented in the table reflect 89% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at June 30, 2024 and December 31, 2023, respectively.
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
(f)The country rankings presented in the table as of December 31, 2023, are based on the country rankings of the corresponding exposures at June 30, 2024, not actual rankings of such exposures at December 31, 2023.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2023 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses, and Allowance for credit losses on pages 75-77 and Note 12 of this Form 10-Q for further information.
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
As a result of the First Republic acquisition, the Firm recorded an allowance for credit losses for the loans acquired and lending-related commitments assumed as of May 1, 2023. Given the differences in risk rating methodologies for the First Republic portfolio, and the ongoing integration of products and systems, the allowance for credit losses for the acquired wholesale portfolio was measured based on other facilities underwritten by the Firm with similar risk characteristics and not based on modeled estimates. The acquired wholesale portfolio was incorporated into the Firm's modeled credit loss estimates commencing in the second quarter of 2024, and therefore is now reflected in the wholesale sensitivity analysis below, resulting in an increase of approximately $200 million. Refer to Note 26 for additional information on the First Republic acquisition.
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
For example, compared to the Firm’s central scenario shown on page 75 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.2% higher over the eight-quarter forecast, with a peak difference of approximately 3.0% in the second quarter of 2025.

This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of June 30, 2024, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2024, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $750 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.8 billion for credit card loans
▪An increase of approximately $4.3 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2024.
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

June 30, 2024 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$379,930	$—
Securities borrowed	87,652	—
Trading assets:
Trading–debt and equity instruments	679,164	2,301
Derivative receivables(a)	54,673	10,246
Total trading assets	733,837	12,547
AFS securities	266,252	—
Loans	38,250	2,993
MSRs	8,847	8,847
Other	16,269	1,202
Total assets measured at fair value on a recurring basis	1,531,037	25,589
Total assets measured at fair value on a nonrecurring basis	2,145	1,279
Total assets measured at fair value	$1,533,182	$26,868
Total Firm assets	$4,143,003
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $10.2 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $13.8 billion and $13.2 billion at June 30, 2024 and December 31, 2023, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 157-158 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2024.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue
Investment banking fees	$2,304	$1,513	$4,258	$3,162
Principal transactions	6,814	6,910	13,604	14,525
Lending- and deposit-related fees	1,828	1,828	3,730	3,448
Asset management fees	4,302	3,774	8,448	7,239
Commissions and other fees	1,924	1,739	3,729	3,434
Investment securities losses	(547)	(900)	(913)	(1,768)
Mortgage fees and related income	348	278	623	499
Card income	1,332	1,094	2,550	2,328
Other income	9,149	3,292	10,277	4,299
Noninterest revenue	27,454	19,528	46,306	37,166
Interest income	48,513	41,644	95,951	78,648
Interest expense	25,767	19,865	50,123	36,158
Net interest income	22,746	21,779	45,828	42,490
Total net revenue	50,200	41,307	92,134	79,656

Provision for credit losses	3,052	2,899	4,936	5,174

Noninterest expense
Compensation expense	12,953	11,216	26,071	22,892
Occupancy expense	1,248	1,070	2,459	2,185
Technology, communications and equipment expense	2,447	2,267	4,868	4,451
Professional and outside services	2,722	2,561	5,270	5,009
Marketing	1,221	1,122	2,381	2,167
Other expense	3,122	2,586	5,421	4,225
Total noninterest expense	23,713	20,822	46,470	40,929
Income before income tax expense	23,435	17,586	40,728	33,553
Income tax expense	5,286	3,114	9,160	6,459
Net income	$18,149	$14,472	$31,568	$27,094
Net income applicable to common stockholders	$17,718	$14,011	$30,661	$26,204
Net income per common share data
Basic earnings per share	$6.13	$4.76	$10.58	$8.86
Diluted earnings per share	6.12	4.75	10.56	8.85

Weighted-average basic shares	2,889.8	2,943.8	2,899.1	2,956.1
Weighted-average diluted shares	2,894.9	2,948.3	2,903.9	2,960.5
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$18,149	$14,472	$31,568	$27,094
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	108	757	249	2,969
Translation adjustments, net of hedges	(156)	70	(360)	267
Fair value hedges	8	11	(13)	(10)
Cash flow hedges	(22)	(497)	(911)	301
Defined benefit pension and OPEB plans	(3)	(6)	23	(61)
DVA on fair value option elected liabilities	366	(207)	117	(415)
Total other comprehensive income/(loss), after–tax	301	128	(895)	3,051
Comprehensive income	$18,450	$14,600	$30,673	$30,145
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$27,265	$29,066
Deposits with banks	503,554	595,085
Federal funds sold and securities purchased under resale agreements (included $379,930 and $259,813 at fair value)	392,763	276,152
Securities borrowed (included $87,652 and $70,086 at fair value)	199,062	200,436
Trading assets (included assets pledged of $176,536 and $128,994)	733,882	540,607
Available-for-sale securities (amortized cost of $269,899 and $205,456; included assets pledged of $9,146 and $9,219)	266,252	201,704
Held-to-maturity securities	323,746	369,848
Investment securities, net of allowance for credit losses	589,998	571,552
Loans (included $38,250 and $38,851 at fair value)	1,320,700	1,323,706
Allowance for loan losses	(22,991)	(22,420)
Loans, net of allowance for loan losses	1,297,709	1,301,286
Accrued interest and accounts receivable	135,692	107,363
Premises and equipment	30,582	30,157
Goodwill, MSRs and other intangible assets	64,525	64,381
Other assets (included $17,233 and $12,306 at fair value and assets pledged of $6,702 and $6,764)	167,971	159,308
Total assets(a)	$4,143,003	$3,875,393
Liabilities
Deposits (included $69,387 and $78,384 at fair value)	$2,396,530	$2,400,688
Federal funds purchased and securities loaned or sold under repurchase agreements (included $336,315 and $169,003 at fair value)	400,832	216,535
Short-term borrowings (included $26,117 and $20,042 at fair value)	47,308	44,712
Trading liabilities	240,836	180,428
Accounts payable and other liabilities (included $5,925 and $5,637 at fair value)	295,813	290,307
Beneficial interests issued by consolidated VIEs (included $1 and $1 at fair value)	27,104	23,020
Long-term debt (included $93,448 and $87,924 at fair value)	394,028	391,825
Total liabilities(a)	3,802,451	3,547,515
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,390,375 and 2,740,375 shares)	23,900	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,328	90,128
Retained earnings	356,924	332,901
Accumulated other comprehensive losses	(11,338)	(10,443)
Treasury stock, at cost (1,259,769,168 and 1,228,275,301 shares)	(123,367)	(116,217)
Total stockholders’ equity	340,552	327,878
Total liabilities and stockholders’ equity	$4,143,003	$3,875,393
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2024 and December 31, 2023. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	June 30, 2024	December 31, 2023
Assets
Trading assets	$2,366	$2,170
Loans	37,367	37,611
All other assets	641	591
Total assets	$40,374	$40,372
Liabilities
Beneficial interests issued by consolidated VIEs	$27,104	$23,020
All other liabilities	335	263
Total liabilities	$27,439	$23,283
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Preferred stock
Balance at the beginning of the period	$29,900	$27,404	$27,404	$27,404
Issuance	—	—	2,496	—
Redemption	(6,000)	—	(6,000)	—
Balance at June 30	23,900	27,404	23,900	27,404

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	89,903	89,155	90,128	89,044
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	414	423	189	534
Other	11	—	11	—
Balance at June 30	90,328	89,578	90,328	89,578

Retained earnings
Balance at the beginning of the period	342,414	306,208	332,901	296,456
Cumulative effect of change in accounting principles	—	—	(161)	449
Net income	18,149	14,472	31,568	27,094
Preferred stock dividends	(317)	(373)	(714)	(729)
Common stock dividends ($1.15 and $1.00 per share and $2.30 and $2.00 per share, respectively)	(3,322)	(2,948)	(6,670)	(5,911)
Balance at June 30	356,924	317,359	356,924	317,359

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(11,639)	(14,418)	(10,443)	(17,341)
Other comprehensive income/(loss), after-tax	301	128	(895)	3,051
Balance at June 30	(11,338)	(14,290)	(11,338)	(14,290)

Treasury stock, at cost
Balance at the beginning of the period	(118,046)	(109,372)	(116,217)	(107,336)
Repurchase	(5,371)	(2,316)	(8,229)	(5,271)
Reissuance	50	48	1,079	967
Balance at June 30	(123,367)	(111,640)	(123,367)	(111,640)

Total stockholders’ equity	$340,552	$312,516	$340,552	$312,516
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2024	2023
Operating activities
Net income	$31,568	$27,094
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,936	5,174
Depreciation and amortization	4,006	2,156
Deferred tax benefit	(1,609)	(2,238)
Bargain purchase gain associated with the First Republic acquisition	(103)	(2,712)
Initial gain on the Visa share exchange	(7,990)	—
Other	1,460	3,008
Originations and purchases of loans held-for-sale	(105,772)	(48,270)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	99,909	47,746
Net change in:
Trading assets	(191,119)	(178,766)
Securities borrowed	1,589	21,835
Accrued interest and accounts receivable	(28,551)	16,107
Other assets	5,463	44,599
Trading liabilities	53,225	(4,846)
Accounts payable and other liabilities	13,163	(24,563)
Other operating adjustments	4,136	1,300
Net cash (used in) operating activities	(115,689)	(92,376)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(116,562)	(9,816)
Held-to-maturity securities:
Proceeds from paydowns and maturities	46,800	13,762
Purchases	(1,034)	(4,141)
Available-for-sale securities:
Proceeds from paydowns and maturities	16,742	23,470
Proceeds from sales	61,211	69,875
Purchases	(146,232)	(52,433)
Proceeds from sales and securitizations of loans held-for-investment	29,074	19,526
Other changes in loans, net	(24,568)	(33,353)
Net cash used in the First Republic acquisition	(2,362)	(9,920)
All other investing activities, net	(687)	(11,419)
Net cash (used in)/provided by investing activities	(137,618)	5,551
Financing activities
Net change in:
Deposits	(7,212)	(27,782)
Federal funds purchased and securities loaned or sold under repurchase agreements	184,307	63,590
Short-term borrowings	2,304	(3,135)
Beneficial interests issued by consolidated VIEs	1,628	7,708
Proceeds from long-term borrowings	54,103	19,357
Payments of long-term borrowings	(46,710)	(32,003)
Proceeds from issuance of preferred stock	2,500	—
Redemption of preferred stock	(6,000)	—
Treasury stock repurchased	(8,168)	(5,167)
Dividends paid	(7,270)	(6,651)
All other financing activities, net	(1,076)	(1,275)
Net cash provided by financing activities	168,406	14,642
Effect of exchange rate changes on cash and due from banks and deposits with banks	(8,431)	72
Net decrease in cash and due from banks and deposits with banks	(93,332)	(72,111)
Cash and due from banks and deposits with banks at the beginning of the period	624,151	567,234
Cash and due from banks and deposits with banks at the end of the period	$530,819	$495,123
Cash interest paid	$48,526	$35,250
Cash income taxes paid, net	7,610	5,466
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 194-199 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 25 for further discussion of the Firm's business segments.
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
This guidance was adopted on January 1, 2024 under the modified retrospective method. The adoption of this guidance resulted in a change to the classification and timing of the amortization associated with certain of the Firm's alternative energy tax-oriented investments. As a result of the adoption, the amortization of these investments that was previously recognized in other income is now being recognized in income tax expense. The change in accounting resulted in a decrease to retained earnings of $161 million and increased the Firm’s income tax expense and the effective tax rate by approximately $450 million and two percentage points, respectively, in the first quarter of 2024, with no material impact to net income.

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
Refer to Notes 5 and 13 for additional information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of June 30, 2024 and December 31, 2023, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy				Derivative netting adjustments(g)

June 30, 2024 (in millions)	Level 1		Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—		$379,930	$—	$—	$379,930
Securities borrowed	—		87,652	—	—	87,652
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—		115,604	708	—	116,312
Residential – nonagency	—		2,439	5	—	2,444
Commercial – nonagency	—		1,125	11	—	1,136
Total mortgage-backed securities	—		119,168	724	—	119,892
U.S. Treasury, GSEs and government agencies(a)	168,920		10,929	—	—	179,849
Obligations of U.S. states and municipalities	—		6,357	7	—	6,364
Certificates of deposit, bankers’ acceptances and commercial paper	—		2,050	—	—	2,050
Non-U.S. government debt securities	36,575		70,501	193	—	107,269
Corporate debt securities	—		40,334	408	—	40,742
Loans	—		9,278	691	—	9,969
Asset-backed securities	—		3,178	2	—	3,180
Total debt instruments	205,495		261,795	2,025	—	469,315
Equity securities	189,321		517	122	—	189,960
Physical commodities(b)	2,418		1,090	10	—	3,518
Other	—		16,227	144	—	16,371
Total debt and equity instruments(c)	397,234		279,629	2,301	—	679,164
Derivative receivables:
Interest rate	1,706		228,084	5,197	(209,402)	25,585
Credit	—		9,212	1,172	(9,719)	665
Foreign exchange	132		189,541	1,023	(172,907)	17,789
Equity	—		82,257	2,603	(79,030)	5,830
Commodity	—		18,264	251	(13,711)	4,804
Total derivative receivables	1,838		527,358	10,246	(484,769)	54,673
Total trading assets(d)	399,072		806,987	12,547	(484,769)	733,837
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—		75,052	—	—	75,052
Residential – nonagency	—		3,024	—	—	3,024
Commercial – nonagency	—		2,821	—	—	2,821
Total mortgage-backed securities	—		80,897	—	—	80,897
U.S. Treasury and government agencies	127,229		299	—	—	127,528
Obligations of U.S. states and municipalities	—		17,188	—	—	17,188
Non-U.S. government debt securities	23,702		7,397	—	—	31,099
Corporate debt securities	—		90	—	—	90
Asset-backed securities:
Collateralized loan obligations	—		6,808	—	—	6,808
Other(a)	—		2,642	—	—	2,642
Total available-for-sale securities	150,931		115,321	—	—	266,252
Loans(e)	—		35,257	2,993	—	38,250
Mortgage servicing rights	—		—	8,847	—	8,847
Other assets(d)	10,686	(f)	4,381	1,202	—	16,269
Total assets measured at fair value on a recurring basis	$560,689		$1,429,528	$25,589	$(484,769)	$1,531,037
Deposits	$—		$67,464	$1,923	$—	$69,387
Federal funds purchased and securities loaned or sold under repurchase agreements	—		336,315	—	—	336,315
Short-term borrowings	—		23,391	2,726	—	26,117
Trading liabilities:
Debt and equity instruments(c)	169,338		36,612	68	—	206,018
Derivative payables:
Interest rate	2,319		215,812	3,896	(210,993)	11,034
Credit	—		11,495	992	(11,324)	1,163
Foreign exchange	133		188,768	855	(179,050)	10,706
Equity	—		87,409	5,594	(85,992)	7,011
Commodity	—		17,357	723	(13,176)	4,904
Total derivative payables	2,452		520,841	12,060	(500,535)	34,818
Total trading liabilities	171,790		557,453	12,128	(500,535)	240,836
Accounts payable and other liabilities	3,845		2,010	70	—	5,925
Beneficial interests issued by consolidated VIEs	—		1	—	—	1
Long-term debt	—		62,162	31,286	—	93,448
Total liabilities measured at fair value on a recurring basis	$175,635		$1,048,796	$48,133	$(500,535)	$772,029

	Fair value hierarchy			Derivative netting adjustments(g)

December 31, 2023 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$259,813	$—	$—	$259,813
Securities borrowed	—	70,086	—	—	70,086
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,840	758	—	74,598
Residential – nonagency	—	1,921	5	—	1,926
Commercial – nonagency	—	1,362	12	—	1,374
Total mortgage-backed securities	—	77,123	775	—	77,898
U.S. Treasury, GSEs and government agencies(a)	133,997	9,998	—	—	143,995
Obligations of U.S. states and municipalities	—	5,858	10	—	5,868
Certificates of deposit, bankers’ acceptances and commercial paper	—	756	—	—	756
Non-U.S. government debt securities	24,846	55,557	179	—	80,582
Corporate debt securities	—	32,854	484	—	33,338
Loans	—	7,872	684	—	8,556
Asset-backed securities	—	2,199	6	—	2,205
Total debt instruments	158,843	192,217	2,138	—	353,198
Equity securities	107,926	679	127	—	108,732
Physical commodities(b)	2,479	3,305	7	—	5,791
Other	—	17,879	101	—	17,980
Total debt and equity instruments(c)	269,248	214,080	2,373	—	485,701
Derivative receivables:
Interest rate	2,815	243,578	4,298	(224,367)	26,324
Credit	—	8,644	1,010	(9,103)	551
Foreign exchange	149	204,737	889	(187,756)	18,019
Equity	—	55,167	2,522	(52,761)	4,928
Commodity	—	15,234	205	(10,397)	5,042
Total derivative receivables	2,964	527,360	8,924	(484,384)	54,864
Total trading assets(d)	272,212	741,440	11,297	(484,384)	540,565
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	85,170	—	—	85,170
Residential – nonagency	—	3,639	—	—	3,639
Commercial – nonagency	—	2,803	—	—	2,803
Total mortgage-backed securities	—	91,612	—	—	91,612
U.S. Treasury and government agencies	57,683	122	—	—	57,805
Obligations of U.S. states and municipalities	—	21,367	—	—	21,367
Non-U.S. government debt securities	13,095	8,187	—	—	21,282
Corporate debt securities	—	100	—	—	100
Asset-backed securities:
Collateralized loan obligations	—	6,752	—	—	6,752
Other(a)	—	2,786	—	—	2,786
Total available-for-sale securities	70,778	130,926	—	—	201,704
Loans(e)	—	35,772	3,079	—	38,851
Mortgage servicing rights	—	—	8,522	—	8,522
Other assets(d)	6,635	3,929	758	—	11,322
Total assets measured at fair value on a recurring basis	$349,625	$1,241,966	$23,656	$(484,384)	$1,130,863
Deposits	$—	$76,551	$1,833	$—	$78,384
Federal funds purchased and securities loaned or sold under repurchase agreements	—	169,003	—	—	169,003
Short-term borrowings	—	18,284	1,758	—	20,042
Trading liabilities:
Debt and equity instruments(c)	107,292	32,252	37	—	139,581
Derivative payables:
Interest rate	4,409	232,277	3,796	(228,586)	11,896
Credit	—	11,293	745	(10,949)	1,089
Foreign exchange	147	211,289	827	(199,643)	12,620
Equity	—	60,887	4,924	(56,443)	9,368
Commodity	—	15,894	484	(10,504)	5,874
Total derivative payables	4,556	531,640	10,776	(506,125)	40,847
Total trading liabilities	111,848	563,892	10,813	(506,125)	180,428
Accounts payable and other liabilities	3,968	1,617	52	—	5,637
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	60,198	27,726	—	87,924
Total liabilities measured at fair value on a recurring basis	$115,816	$889,546	$42,182	$(506,125)	$541,419
(a)At June 30, 2024 and December 31, 2023, included total U.S. GSE obligations of $131.3 billion and $78.5 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At both June 30, 2024 and December 31, 2023, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion. Included in these balances at June 30, 2024 and December 31, 2023, were trading assets of $45 million and $42 million, respectively, and other assets of $964 million and $984 million, respectively.
(e)At June 30, 2024 and December 31, 2023, included $10.5 billion and $10.2 billion, respectively, of residential first-lien mortgages, and $5.4 billion and $6.0 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $4.5 billion and $2.9 billion, respectively.
(f)At June 30, 2024, includes the Firm’s Visa C shares that are held at fair value. Refer to page 111 for additional information.
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

Level 3 inputs(a)
June 30, 2024
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,523	Discounted cash flows	Yield	0%	88%	8%
			Prepayment speed	3%	12%	9%
			Conditional default rate	0%	7%	0%
			Loss severity	0%	110%	2%
Commercial mortgage-backed securities and loans(c)	1,539	Market comparables	Price	$0	$90	$82
Corporate debt securities	408	Market comparables	Price	$0	$175	$93
Loans(d)	1,346	Market comparables	Price	$0	$107	$78
Non-U.S. government debt securities	193	Market comparables	Price	$0	$100	$93
Net interest rate derivatives	1,302	Option pricing	Interest rate volatility	7bps	490bps	115bps
			Interest rate spread volatility	37bps	77bps	64bps
			Bermudan switch value	0%	50%	18%
			Interest rate correlation	(82)%	97%	64%
			IR-FX correlation	(35)%	60%	6%
	(1)	Discounted cash flows	Prepayment speed	0%	20%	5%
Net credit derivatives	149	Discounted cash flows	Credit correlation	26%	68%	47%
			Credit spread	0bps	2,999bps	352 bps
			Recovery rate	10%	90%	58%
	31	Market comparables	Price	$0	$115	$72
Net foreign exchange derivatives	223	Option pricing	IR-FX correlation	(40)%	60%	24%
	(55)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	14%	6%
Net equity derivatives	(2,991)	Option pricing	Forward equity price(h)	78%	153%	102%
			Equity volatility	5%	147%	31%
			Equity correlation	(10)%	100%	56%
			Equity-FX correlation	(88)%	65%	(32)%
			Equity-IR correlation	(15)%	15%	5%
Net commodity derivatives	(472)	Option pricing	Oil commodity forward	$89 / BBL	$270 / BBL	$179 / BBL
			Natural gas commodity forward	$1 / MMBTU	$6 / MMBTU	$4 / MMBTU
			Commodity volatility	2%	24%	5%
			Commodity correlation	(35)%	98%	32%
MSRs	8,847	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	34,684	Option pricing	Interest rate volatility	7bps	490bps	115bps
			Bermudan switch value	0%	50%	18%
			Interest rate correlation	(82)%	97%	64%
			IR-FX correlation	(35)%	60%	6%
			Equity volatility	1%	134%	26%
			Equity correlation	(10)%	100%	56%
			Equity-FX correlation	(88)%	65%	(32)%
			Equity-IR correlation	(15)%	15%	5%
	1,251	Discounted cash flows	Credit correlation	26%	68%	47%
			Credit spread	1bps	2,500bps	68 bps
			Recovery rate	20%	75%	35%
			Yield	5%	20%	11%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,349
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $708 million, nonagency securities of $5 million and non-trading loans of $810 million.
(c)Comprises nonagency securities of $11 million, trading loans of $65 million and non-trading loans of $1.5 billion.
(d)Comprises trading loans of $626 million and non-trading loans of $720 million.
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
(f)Includes equity securities of $776 million including $654 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2024 and 2023. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2024 (in millions)	Fair value at April 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	729	(1)		44	(44)		(20)	—	—	708	(1)
Residential – nonagency	8	1		—	—		—	—	(4)	5	1
Commercial – nonagency	12	(1)		—	—		—	—	—	11	(1)
Total mortgage-backed securities	749	(1)		44	(44)		(20)	—	(4)	724	(1)
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	173	(3)		41	(5)		—	—	(13)	193	(4)
Corporate debt securities	570	(4)		86	(72)		(151)	4	(25)	408	(5)
Loans	531	3		178	(131)		(14)	262	(138)	691	2
Asset-backed securities	14	—		—	(5)		(7)	—	—	2	—
Total debt instruments	2,044	(5)		349	(257)		(192)	266	(180)	2,025	(8)
Equity securities	203	(25)		33	(51)		—	19	(57)	122	3
Physical commodities	2	4		4	—		—	—	—	10	4
Other	107	33		15	—		(11)	1	(1)	144	34
Total trading assets – debt and equity instruments	2,356	7	(c)	401	(308)		(203)	286	(238)	2,301	33	(c)
Net derivative receivables:(b)
Interest rate	800	46		139	(41)		399	58	(100)	1,301	24
Credit	260	91		—	(1)		(153)	(32)	15	180	89
Foreign exchange	24	128		43	(87)		35	24	1	168	140
Equity	(2,781)	128		247	(591)		(109)	38	77	(2,991)	216
Commodity	(503)	54		8	(52)		20	(3)	4	(472)	60
Total net derivative receivables	(2,200)	447	(c)	437	(772)		192	85	(3)	(1,814)	529	(c)
Available-for-sale securities:
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	2,901	72	(c)	149	(183)		(253)	366	(59)	2,993	58	(c)
Mortgage servicing rights	8,605	119	(e)	418	(32)		(263)	—	—	8,847	119	(e)
Other assets	811	37	(c)	373	(13)		(11)	5	—	1,202	37	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2024 (in millions)	Fair value at April 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,055	$14	(c)(f)	$—	$—	$265	$(407)	$34	$(38)	$1,923	$12	(c)(f)
Short-term borrowings	2,206	68	(c)(f)	—	—	1,814	(1,360)	1	(3)	2,726	45	(c)(f)
Trading liabilities – debt and equity instruments	37	(37)	(c)	(5)	55	—	—	18	—	68	(37)	(c)
Accounts payable and other liabilities	48	(8)	(c)	(3)	28	—	—	5	—	70	(8)	(c)
Long-term debt	28,678	(36)	(c)(f)	—	—	6,473	(4,121)	426	(134)	31,286	(31)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2023 (in millions)	Fair value at April 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	757	—		106	(106)		(40)	—	(11)	706	(6)
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(1)		—	—		—	5	(8)	6	(1)
Total mortgage-backed securities	772	5		106	(112)		(40)	5	(19)	717	(7)
Obligations of U.S. states and municipalities	6	—		—	—		—	—	—	6	—
Non-U.S. government debt securities	169	29		50	(49)		—	—	—	199	31
Corporate debt securities	538	—		61	(43)		(2)	7	(39)	522	(2)
Loans	926	(6)		246	(65)		(18)	102	(80)	1,105	(6)
Asset-backed securities	7	—		4	(1)		—	4	—	14	—
Total debt instruments	2,418	28		467	(270)		(60)	118	(138)	2,563	16
Equity securities	581	(16)		50	(36)		—	104	(52)	631	(16)
Physical commodities	—	—		6	—		—	—	—	6	—
Other	140	(19)		2	—		(6)	—	(4)	113	(18)
Total trading assets – debt and equity instruments	3,139	(7)	(c)	525	(306)		(66)	222	(194)	3,313	(18)	(c)
Net derivative receivables:(b)
Interest rate	754	(1,043)		60	(42)		49	(914)	14	(1,122)	(960)
Credit	452	228		—	(1)		31	2	(23)	689	240
Foreign exchange	545	(37)		51	(67)		(126)	55	(32)	389	(29)
Equity	(885)	(148)		295	(675)		(726)	349	(91)	(1,881)	9
Commodity	(287)	(50)		35	(51)		16	(12)	(4)	(353)	(71)
Total net derivative receivables	579	(1,050)	(c)	441	(836)		(756)	(520)	(136)	(2,278)	(811)	(c)
Available-for-sale securities:
Corporate debt securities	250	17		—	—		—	—	—	267	17
Total available-for-sale securities	250	17	(d)	—	—		—	—	—	267	17	(d)
Loans	1,479	(3)	(c)	2,137	(7)		(490)	760	(68)	3,808	(52)	(c)
Mortgage servicing rights	7,755	275	(e)	546	(92)		(255)	—	—	8,229	275	(e)
Other assets	406	16	(c)	5	(2)		(14)	8	(2)	417	16	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2023 (in millions)	Fair value at April 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,208	$(51)	(c)(f)	$—	$—	$139	$(181)	$—	$(62)	$2,053	$(51)	(c)(f)
Short-term borrowings	1,410	50	(c)(f)	—	—	1,191	(927)	2	(22)	1,704	29	(c)(f)
Trading liabilities – debt and equity instruments	63	(1)	(c)	—	(2)	—	(2)	6	(1)	63	(1)	(c)
Accounts payable and other liabilities	56	5	(c)	(2)	3	—	—	8	(2)	68	5	(c)
Long-term debt	25,227	325	(c)(f)	—	—	2,667	(2,550)	113	(357)	25,425	354	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	758	—		45	(61)		(41)	7	—	708	—
Residential – nonagency	5	—		—	—		—	4	(4)	5	—
Commercial – nonagency	12	(2)		1	—		—	—	—	11	(1)
Total mortgage-backed securities	775	(2)		46	(61)		(41)	11	(4)	724	(1)
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	2		92	(72)		—	7	(15)	193	(6)
Corporate debt securities	484	7		300	(167)		(181)	8	(43)	408	7
Loans	684	8		321	(330)		(45)	324	(271)	691	5
Asset-backed securities	6	—		1	(5)		(7)	7	—	2	—
Total debt instruments	2,138	15		760	(635)		(276)	357	(334)	2,025	5
Equity securities	127	(19)		114	(81)		—	43	(62)	122	5
Physical Commodities	7	2		4	—		(3)	—	—	10	2
Other	101	44		42	—		(43)	1	(1)	144	42
Total trading assets – debt and equity instruments	2,373	42	(c)	920	(716)		(322)	401	(397)	2,301	54	(c)
Net derivative receivables:(b)
Interest rate	502	(282)		192	(84)		883	187	(97)	1,301	(374)
Credit	265	66		—	(16)		(139)	(38)	42	180	208
Foreign exchange	62	131		77	(125)		(87)	(29)	139	168	139
Equity	(2,402)	(524)		568	(1,199)		222	(11)	355	(2,991)	(6)
Commodity	(279)	(122)		18	(120)		27	(1)	5	(472)	(123)
Total net derivative receivables	(1,852)	(731)	(c)	855	(1,544)		906	108	444	(1,814)	(156)	(c)
Available-for-sale securities:
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	3,079	109	(c)	209	(205)		(645)	669	(223)	2,993	(3)	(c)
Mortgage servicing rights	8,522	397	(e)	478	(27)		(523)	—	—	8,847	397	(e)
Other assets	758	66	(c)	420	(22)		(25)	5	—	1,202	66	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,833	$(15)	(c)(f)	$—	$—	$792	$(610)	$34	$(111)	$1,923	$(21)	(c)(f)
Short-term borrowings	1,758	69	(c)(f)	—	—	3,459	(2,557)	1	(4)	2,726	30	(c)(f)
Trading liabilities – debt and equity instruments	37	(40)	(c)	(6)	57	—	—	21	(1)	68	(67)	(c)
Accounts payable and other liabilities	52	(12)	(c)	(6)	31	—	—	5	—	70	(12)	(c)
Long-term debt	27,726	515	(c)(f)	—	—	10,976	(7,972)	443	(402)	31,286	424	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	7		131	(113)		(64)	—	(14)	706	2
Residential – nonagency	5	7		—	(6)		(2)	1	—	5	1
Commercial – nonagency	7	—		—	—		(1)	8	(8)	6	(1)
Total mortgage-backed securities	771	14		131	(119)		(67)	9	(22)	717	2
Obligations of U.S. states and municipalities	7	—		—	(1)		—	—	—	6	—
Non-U.S. government debt securities	155	40		100	(96)		—	—	—	199	43
Corporate debt securities	463	24		110	(60)		(2)	30	(43)	522	18
Loans	759	2		682	(127)		(113)	125	(223)	1,105	1
Asset-backed securities	23	—		5	(3)		(1)	5	(15)	14	(1)
Total debt instruments	2,178	80		1,028	(406)		(183)	169	(303)	2,563	63
Equity securities	665	(47)		108	(107)		—	140	(128)	631	(27)
Physical commodities	2	—		6	—		(2)	—	—	6	—
Other	64	(40)		96	—		(4)	1	(4)	113	(19)
Total trading assets – debt and equity instruments	2,909	(7)	(c)	1,238	(513)		(189)	310	(435)	3,313	17	(c)
Net derivative receivables:(b)
Interest rate	701	(697)		95	(92)		27	(1,079)	(77)	(1,122)	(582)
Credit	13	474		3	(4)		202	26	(25)	689	497
Foreign exchange	489	52		79	(108)		(201)	119	(41)	389	29
Equity	(384)	23		613	(1,362)		(726)	460	(505)	(1,881)	95
Commodity	(146)	(42)		39	(118)		(111)	(11)	36	(353)	(206)
Total net derivative receivables	673	(190)	(c)	829	(1,684)		(809)	(485)	(612)	(2,278)	(167)	(c)
Available-for-sale securities:
Corporate debt securities	239	28		—	—		—	—	—	267	28
Total available-for-sale securities	239	28	(d)	—	—		—	—	—	267	28	(d)
Loans	1,418	23	(c)	2,285	(73)		(585)	917	(177)	3,808	24	(c)
Mortgage servicing rights	7,973	264	(e)	577	(90)		(495)	—	—	8,229	264	(e)
Other assets	405	21	(c)	17	(2)		(30)	8	(2)	417	21	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$(3)	(c)(f)	$—	$—	$267	$(248)	$—	$(125)	$2,053	$(31)	(c)(f)
Short-term borrowings	1,401	140	(c)(f)	—	—	2,242	(2,059)	2	(22)	1,704	34	(c)(f)
Trading liabilities – debt and equity instruments	84	(13)	(c)	(27)	6	—	(2)	18	(3)	63	—
Accounts payable and other liabilities	53	4	(c)	(2)	7	—	—	8	(2)	68	4	(c)
Long-term debt	24,092	1,681	(c)(f)	—	—	5,400	(5,525)	204	(427)	25,425	1,674	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both June 30, 2024 and December 31, 2023. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 6% and 8% at June 30, 2024 and December 31, 2023, respectively.

(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material both for the three and six months ended June 30, 2024 and 2023.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2024 and 2023. Unrealized (gains)/losses are reported in OCI, and were $(137) million and $23 million for the three months ended June 30, 2024 and 2023, respectively, and $(97) million and $(277) million for the six months ended June 30, 2024 and 2023, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2023, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 110 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2024
Level 3 assets were $25.6 billion at June 30, 2024, reflecting an increase of $860 million from March 31, 2024, and an increase of $1.9 billion from December 31, 2023.
The increase for the three months ended June 30, 2024 was largely driven by higher:
•MSRs of $242 million, and
•Other Assets of $391 million predominantly due to purchases.
The increase for the six months ended June 30, 2024 was predominantly driven by higher:
•Gross derivative receivables of $1.3 billion due to gains, purchases and net transfers largely offset by settlements,
•MSRs of $325 million, and
•Other Assets of $444 million predominantly due to purchases.
Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2024, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
For the six months ended June 30, 2024, significant transfers from level 2 into level 3 included the following:
•$759 million and $798 million of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the six months ended June 30, 2024, significant transfers from level 3 into level 2 included the following:
•$987 million of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 103-108 for further information on these instruments.
Three months ended June 30, 2024
•$682 million of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements and gains in MSR reflecting lower prepayment speeds on higher rates.
•$1 million of net losses on liabilities, driven by losses in deposits and short-term borrowings predominantly offset by gains in trading liabilities - debt and equity instruments and long-term debt due to market movements.
Three months ended June 30, 2023
•$752 million of net losses on assets, driven by losses in net derivative receivables due to market movements.
•$328 million of net losses on liabilities, driven by losses in long-term debt due to market movements.
Six months ended June 30, 2024
•$117 million of net losses on assets, driven by losses in net derivative receivables due to market movements largely offset by gains in loans due to market movements and gains in MSR reflecting lower prepayment speeds on higher rates.
•$517 million of net losses on liabilities, driven by losses in long-term debt due to market movements.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Credit and funding adjustments:
Derivatives CVA	$(56)	$66	$20	$121
Derivatives FVA	(20)	63	37	55
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2024 and 2023, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2024 and 2023, by major product category and fair value hierarchy.

	Fair value hierarchy			Total fair value
June 30, 2024 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$860	$778	$1,638
Other assets(a)	—	6	501	507
Total assets measured at fair value on a nonrecurring basis	$—	$866	$1,279	$2,145
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—

	Fair value hierarchy			Total fair value
June 30, 2023 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$803	$840	$1,643
Other assets	—	7	286	293
Total assets measured at fair value on a nonrecurring basis	$—	$810	$1,126	$1,936
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $501 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2024, $336 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares. Also, included impairments on certain equity method investments.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2024 and 2023, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Loans	$(105)	$(96)	$(149)	$(128)
Other assets(a)	(178)	(36)	(215)	(99)
Accounts payable and other liabilities	—	—	—	—
Total nonrecurring fair value gains/(losses)	$(283)	$(132)	$(364)	$(227)
(a)Included $(109) million and $(32) million for the three months ended June 30, 2024 and 2023, respectively, and $(147) million and $(93) million for the six months ended June 30, 2024 and 2023, respectively, of net gains/(losses) as a result of the measurement alternative. The current period also included impairments on certain equity method investments.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2024 and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended June 30,		Six months ended June 30,
As of or for the period ended, (in millions)	2024	2023	2024	2023
Other assets
Carrying value(a)	$3,564	$4,673	$3,564	$4,673
Upward carrying value changes(b)	10	5	30	40
Downward carrying value changes/impairment(c)	(119)	(37)	(177)	(133)
(a)The carrying value as of December 31, 2023 was $4.5 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2024 were $1.1 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2024 were $(1.4) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") and 37.2 million Visa Class B common shares reflected in the Firm's principal investment portfolio as of June 30, 2024 and June 30, 2023, respectively.
The Visa Class B common shares were redenominated to Visa Class B-1 common shares (“Visa B-1 shares”) on January 24, 2024. On April 8, 2024, Visa commenced an initial exchange offer for any and all outstanding Visa B-1 shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa B-1 shares in exchange for a combination of Visa B-2 shares and Visa Class C common shares (“Visa C shares”). The Visa C shares are included in Assets and liabilities measured at fair value on a recurring basis on page 99. Visa's acceptance resulted in an initial gain of $8.0 billion based on the fair value of the Visa C shares. In addition, the current quarter also reflected other Visa-related activity, including the fair value changes of the Visa C shares and derivative instruments, as well as dividends, resulting in the $7.9 billion net gain on Visa shares. As of June 30, 2024, approximately $2 billion of Visa C shares are subject to a lock-up restriction that expires on August 4, 2024.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5875 at June 30, 2024 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of June 30, 2024, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
In connection with prior sales of Visa Class B common shares prior to the redenomination to Visa B-1 shares, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. The notional amount of shares associated with those derivative instruments has been adjusted as a result of the Visa exchange offer. Refer to page 194 of JPMorgan Chase’s 2023 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2024 and December 31, 2023, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$27.3	$27.3	$—	$—	$27.3	$29.1	$29.1	$—	$—	$29.1
Deposits with banks	503.6	503.4	0.2	—	503.6	595.1	594.6	0.5	—	595.1
Accrued interest and accounts receivable	135.3	—	135.2	0.1	135.3	107.1	—	107.0	0.1	107.1
Federal funds sold and securities purchased under resale agreements	12.8	—	12.8	—	12.8	16.3	—	16.3	—	16.3
Securities borrowed	111.4	—	111.4	—	111.4	130.3	—	130.3	—	130.3
Investment securities, held-to-maturity	323.7	127.2	167.6	—	294.8	369.8	160.6	182.2	—	342.8
Loans, net of allowance for loan losses(a)	1,259.5	—	276.1	969.0	1,245.1	1,262.5	—	285.6	964.6	1,250.2
Other	74.5	—	73.1	1.7	74.8	76.1	—	74.9	1.4	76.3
Financial liabilities
Deposits	$2,327.1	$—	$2,327.7	$—	$2,327.7	$2,322.3	$—	$2,322.6	$—	$2,322.6
Federal funds purchased and securities loaned or sold under repurchase agreements	64.5	—	64.5	—	64.5	47.5	—	47.5	—	47.5
Short-term borrowings	21.2	—	21.2	—	21.2	24.7	—	24.7	—	24.7
Accounts payable and other liabilities(b)	253.5	—	241.1	11.2	252.3	241.8	—	233.3	8.1	241.4
Beneficial interests issued by consolidated VIEs	27.1	—	27.1	—	27.1	23.0	—	23.0	—	23.0
Long-term debt	300.5	—	249.5	50.7	300.2	303.9	—	252.2	51.3	303.5
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

	June 30, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$4.7	$4.7	$3.0	$—	$—	$4.8	$4.8
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of June 30, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for other unfunded commitments to extend credit totaling $854 million and $1.1 billion, respectively, recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to Notes 22 and 26 for additional information.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2024 and 2023, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2024				2023
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$13	$—		$13	$18	$—		$18
Securities borrowed	215	—		215	(60)	—		(60)
Trading assets:
Debt and equity instruments, excluding loans	1,561	—		1,561	1,160	—		1,160
Loans reported as trading assets:
Changes in instrument-specific credit risk	30	—		30	100	—		100
Other changes in fair value	6	1	(c)	7	2	2	(c)	4
Loans:
Changes in instrument-specific credit risk	145	(7)	(c)	138	6	(5)	(c)	1
Other changes in fair value	39	110	(c)	149	(76)	(6)	(c)	(82)
Other assets	5	—		5	(16)	(1)	(d)	(17)
Deposits(a)	(984)	—		(984)	(395)	—		(395)
Federal funds purchased and securities loaned or sold under repurchase agreements	5	—		5	(8)	—		(8)
Short-term borrowings(a)	(229)	—		(229)	(110)	—		(110)
Trading liabilities	10	—		10	(15)	—		(15)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(3)	—		(3)	(1)	—		(1)
Long-term debt(a)(b)	(2)	(2)	(c)(d)	(4)	(663)	(2)	(c)(d)	(665)

	Six months ended June 30,
	2024				2023
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$49	$—		$49	$220	$—		$220
Securities borrowed	214	—		214	28	—		28
Trading assets:
Debt and equity instruments, excluding loans	2,809	—		2,809	2,755	—		2,755
Loans reported as trading assets:
Changes in instrument-specific credit risk	198	—		198	231	—		231
Other changes in fair value	19	1	(c)	20	5	2	(c)	7
Loans:
Changes in instrument-specific credit risk	270	(5)	(c)	265	71	(4)	(c)	67
Other changes in fair value	(18)	155	(c)	137	119	104	(c)	223
Other assets	18	—		18	14	(1)	(d)	13
Deposits(a)	(1,958)	—		(1,958)	(868)	—		(868)
Federal funds purchased and securities loaned or sold under repurchase agreements	10	—		10	(69)	—		(69)
Short-term borrowings(a)	(450)	—		(450)	(269)	—		(269)
Trading liabilities	(2)	—		(2)	(30)	—		(30)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(1)	—		(1)
Long-term debt(a)(b)	(936)	(10)	(c)(d)	(946)	(3,461)	(28)	(c)(d)	(3,489)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material both for the three and six months ended June 30, 2024 and 2023.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2024 and December 31, 2023, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2024				December 31, 2023
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,527		$470	$(2,057)	$2,987		$588	$(2,399)
Loans	1,086		909	(177)	838		732	(106)
Subtotal	3,613		1,379	(2,234)	3,825		1,320	(2,505)
90 or more days past due and government guaranteed
Loans(a)	47		42	(5)	65		59	(6)
All other performing loans(b)
Loans reported as trading assets	11,224		9,499	(1,725)	9,547		7,968	(1,579)
Loans	38,586		37,299	(1,287)	38,948		38,060	(888)
Subtotal	49,810		46,798	(3,012)	48,495		46,028	(2,467)
Total loans	$53,470		$48,219	$(5,251)	$52,385		$47,407	$(4,978)
Long-term debt
Principal-protected debt	$53,425	(d)	$43,796	$(9,629)	$47,768	(d)	$38,882	$(8,886)
Nonprincipal-protected debt(c)	NA		49,652	NA	NA		49,042	NA
Total long-term debt	NA		$93,448	NA	NA		$87,924	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$1	NA	NA		$1	NA
Total long-term beneficial interests	NA		$1	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2024 and December 31, 2023.
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
At June 30, 2024 and December 31, 2023, the contractual amount of lending-related commitments for which the fair value option was elected was $11.5 billion and $9.7 billion, respectively, with a corresponding fair value of $55 million and $97 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2024					December 31, 2023
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$42,945	$635	$65,413		$108,993	$38,604	$654	$74,526		$113,784
Credit	5,212	1,115	—		6,327	5,444	350	—		5,794
Foreign exchange	2,348	1,529	464		4,341	2,605	941	187		3,733
Equity	40,619	6,486	2,965		50,070	38,685	5,483	2,905		47,073
Commodity	1,697	17	1	(a)	1,715	1,862	11	1	(a)	1,874
Total structured notes	$92,821	$9,782	$68,843		$171,446	$87,200	$7,439	$77,619		$172,258
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $716 million and $627 million for the periods ended June 30, 2024 and December 31, 2023, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	123-124
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	123-124
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	126
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	123-124
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	127
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	127
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	127
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	127
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	127

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2024 and December 31, 2023.

	Notional amounts(b)
(in billions)	June 30, 2024	December 31, 2023
Interest rate contracts
Swaps	$25,819	$23,251
Futures and forwards	4,476	2,690
Written options	3,243	3,370
Purchased options	3,188	3,362
Total interest rate contracts	36,726	32,673
Credit derivatives(a)	1,188	1,045
Foreign exchange contracts
Cross-currency swaps	4,616	4,721
Spot, futures and forwards	8,811	6,957
Written options	968	830
Purchased options	952	798
Total foreign exchange contracts	15,347	13,306
Equity contracts
Swaps	760	639
Futures and forwards	189	157
Written options	970	778
Purchased options	877	698
Total equity contracts	2,796	2,272
Commodity contracts
Swaps	129	115
Spot, futures and forwards	191	157
Written options	152	130
Purchased options	131	115
Total commodity contracts	603	517
Total derivative notional amounts	$56,660	$49,813
(a)Refer to the Credit derivatives discussion on page 128 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2024 and December 31, 2023, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$234,987	$—	$234,987	$25,585	$222,021	$6	$222,027	$11,034
Credit	10,384	—	10,384	665	12,487	—	12,487	1,163
Foreign exchange	189,889	807	190,696	17,789	189,130	626	189,756	10,706
Equity	84,860	—	84,860	5,830	93,003	—	93,003	7,011
Commodity	18,420	95	18,515	4,804	18,054	26	18,080	4,904
Total fair value of trading assets and liabilities	$538,540	$902	$539,442	$54,673	$534,695	$658	$535,353	$34,818

	Gross derivative receivables				Gross derivative payables
December 31, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$250,689	$2	$250,691	$26,324	$240,482	$—	$240,482	$11,896
Credit	9,654	—	9,654	551	12,038	—	12,038	1,089
Foreign exchange	205,010	765	205,775	18,019	210,623	1,640	212,263	12,620
Equity	57,689	—	57,689	4,928	65,811	—	65,811	9,368
Commodity	15,228	211	15,439	5,042	16,286	92	16,378	5,874
Total fair value of trading assets and liabilities	$538,270	$978	$539,248	$54,864	$545,240	$1,732	$546,972	$40,847
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2024 and December 31, 2023, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	June 30, 2024				December 31, 2023
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$168,141	$(144,008)	$24,133		$176,901	$(152,703)	$24,198
OTC–cleared	65,370	(65,108)	262		71,419	(71,275)	144
Exchange-traded(a)	290	(286)	4		402	(389)	13
Total interest rate contracts	233,801	(209,402)	24,399		248,722	(224,367)	24,355
Credit contracts:
OTC	8,097	(7,622)	475		7,637	(7,226)	411
OTC–cleared	2,165	(2,097)	68		1,904	(1,877)	27
Total credit contracts	10,262	(9,719)	543		9,541	(9,103)	438
Foreign exchange contracts:
OTC	188,341	(172,404)	15,937		203,624	(187,295)	16,329
OTC–cleared	563	(503)	60		469	(459)	10
Exchange-traded(a)	22	—	22		6	(2)	4
Total foreign exchange contracts	188,926	(172,907)	16,019		204,099	(187,756)	16,343
Equity contracts:
OTC	32,589	(30,408)	2,181		25,001	(23,677)	1,324
Exchange-traded(a)	51,181	(48,622)	2,559		30,462	(29,084)	1,378
Total equity contracts	83,770	(79,030)	4,740		55,463	(52,761)	2,702
Commodity contracts:
OTC	9,836	(7,171)	2,665		8,049	(5,084)	2,965
OTC–cleared	168	(124)	44		133	(123)	10
Exchange-traded(a)	6,567	(6,416)	151		5,214	(5,190)	24
Total commodity contracts	16,571	(13,711)	2,860		13,396	(10,397)	2,999
Derivative receivables with appropriate legal opinion	533,330	(484,769)	48,561	(d)	531,221	(484,384)	46,837	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	6,112		6,112		8,027		8,027
Total derivative receivables recognized on the Consolidated balance sheets	$539,442		$54,673		$539,248		$54,864
Collateral not nettable on the Consolidated balance sheets(b)(c)			(24,211)				(22,461)
Net amounts			$30,462				$32,403

	June 30, 2024				December 31, 2023
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$150,477	$(141,055)	$9,422		$161,901	$(152,467)	$9,434
OTC–cleared	69,892	(69,606)	286		76,007	(75,729)	278
Exchange-traded(a)	367	(332)	35		436	(390)	46
Total interest rate contracts	220,736	(210,993)	9,743		238,344	(228,586)	9,758
Credit contracts:
OTC	10,497	(9,491)	1,006		10,332	(9,313)	1,019
OTC–cleared	1,850	(1,833)	17		1,639	(1,636)	3
Total credit contracts	12,347	(11,324)	1,023		11,971	(10,949)	1,022
Foreign exchange contracts:
OTC	187,718	(178,544)	9,174		209,386	(199,173)	10,213
OTC–cleared	556	(505)	51		552	(470)	82
Exchange-traded(a)	33	(1)	32		6	—	6
Total foreign exchange contracts	188,307	(179,050)	9,257		209,944	(199,643)	10,301
Equity contracts:
OTC	41,659	(37,372)	4,287		29,999	(27,360)	2,639
Exchange-traded(a)	49,600	(48,620)	980		33,137	(29,083)	4,054
Total equity contracts	91,259	(85,992)	5,267		63,136	(56,443)	6,693
Commodity contracts:
OTC	9,077	(6,682)	2,395		8,788	(5,192)	3,596
OTC–cleared	124	(124)	—		120	(120)	—
Exchange-traded(a)	6,437	(6,370)	67		5,376	(5,192)	184
Total commodity contracts	15,638	(13,176)	2,462		14,284	(10,504)	3,780
Derivative payables with appropriate legal opinion	528,287	(500,535)	27,752	(d)	537,679	(506,125)	31,554	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	7,066		7,066		9,293		9,293
Total derivative payables recognized on the Consolidated balance sheets	$535,353		$34,818		$546,972		$40,847
Collateral not nettable on the Consolidated balance sheets(b)(c)			(5,924)				(4,547)
Net amounts			$28,894				$36,300
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
(d)Net derivatives receivable included cash collateral netted of $48.3 billion at both June 30, 2024 and December 31, 2023. Net derivatives payable included cash collateral netted of $64.1 billion and $70.0 billion at June 30, 2024 and December 31, 2023, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2024 and December 31, 2023.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2024	December 31, 2023
Aggregate fair value of net derivative payables	$14,051	$14,655
Collateral posted	14,245	14,673
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2024 and December 31, 2023, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2024		December 31, 2023
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$104	$1,148	$75	$1,153
Amount required to settle contracts with termination triggers upon downgrade(b)	77	403	93	592
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at June 30, 2024 and December 31, 2023.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2024 and 2023, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$160	$(42)	$118		$122	$—
Foreign exchange(c)	(54)	110	56	(132)	56	11
Commodity(d)	(60)	89	29		27	—
Total	$46	$157	$203	$(132)	$205	$11

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(151)	$164	$13	$—	$5	$—
Foreign exchange(c)	254	(188)	66	(156)	66	15
Commodity(d)	422	(290)	132	—	133	—
Total	$525	$(314)	$211	$(156)	$204	$15

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$478	$(262)	$216	$—	$233	$—
Foreign exchange(c)	(194)	299	105	(248)	105	(16)
Commodity(d)	202	(147)	55	—	51	—
Total	$486	$(110)	$376	$(248)	$389	$(16)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,021	$(940)	$81	$—	$15	$—
Foreign exchange(c)	412	(282)	130	(329)	130	(13)
Commodity(d)	(1,118)	1,335	217	—	217	—
Total	$315	$113	$428	$(329)	$362	$(13)
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

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$143,925	(c)	$(1,779)	$(2,013)	$(3,792)
Liabilities
Long-term debt	201,959		(4,048)	(9,464)	(13,512)
Beneficial interests issued by consolidated VIEs	2,317		(31)	—	(31)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2023 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$151,752	(c)	$549	$(2,010)	$(1,461)
Liabilities
Long-term debt	195,455		(2,042)	(9,727)	(11,769)
Beneficial interests issued by consolidated VIEs	—		—	—	—
(a)Excludes physical commodities with a carrying value of $3.2 billion and $5.6 billion at June 30, 2024 and December 31, 2023, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2024 and December 31, 2023, the carrying amount excluded for AFS securities was $25.8 billion and $19.3 billion, respectively. At June 30, 2024 and December 31, 2023, the carrying amount excluded for long-term debt was $535 million and zero, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At June 30, 2024 and December 31, 2023, the amortized cost of the portfolio layer method closed portfolios was $67.6 billion and $83.9 billion, of which $63.1 billion and $68.0 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At June 30, 2024 and December 31, 2023, the cumulative amount of basis adjustments was $(1.8) billion and $(165) million, which is comprised of $(1.3) billion and $73 million for active hedging relationships, and $(485) million and $(238) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2024 and 2023, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(662)	$(677)	$(15)
Foreign exchange(b)	7	(6)	(13)
Total	$(655)	$(683)	$(28)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(474)	$(1,199)	$(725)
Foreign exchange(b)	9	80	71
Total	$(465)	$(1,119)	$(654)
	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,283)	$(2,401)	$(1,118)
Foreign exchange(b)	39	(44)	(83)
Total	$(1,244)	$(2,445)	$(1,201)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(902)	$(738)	$164
Foreign exchange(b)	(46)	186	232
Total	$(948)	$(552)	$396
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended June 30, 2024 and 2023.
Over the next 12 months, the Firm expects that approximately $(2.0) billion (after-tax) of net losses recorded in AOCI at June 30, 2024, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2024 and 2023.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2024		2023
Three months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$104	$962	$121	$(88)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2024		2023
Six months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$193	$2,404	$205	$(1,092)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. During the three and six months ended June 30, 2024, the Firm reclassified a net pre-tax gain of $10 million to other revenue. During the six months ended June 30, 2023, the Firm reclassified a pre-tax loss of $(41) million to other revenue related to the acquisition of CIFM. The amounts reclassified for the three months ended June 30, 2023 were not material. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Contract type
Interest rate(a)	$(21)	$(112)	$(244)	$(126)
Credit(b)	(22)	(67)	(280)	(163)
Foreign exchange(c)	19	41	26	43
Total	$(24)	$(138)	$(498)	$(246)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2024 and December 31, 2023. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(466,668)	$484,309	$17,641	$6,235
Other credit derivatives(a)	(95,908)	121,361	25,453	13,207
Total credit derivatives	(562,576)	605,670	43,094	19,442
Credit-related notes(b)	—	—	—	11,072
Total	$(562,576)	$605,670	$43,094	$30,514

	Maximum payout/Notional amount
December 31, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,172)	$473,823	$23,651	$7,517
Other credit derivatives(a)	(38,846)	45,416	6,570	29,206
Total credit derivatives	(489,018)	519,239	30,221	36,723
Credit-related notes(b)	—	—	—	9,788
Total	$(489,018)	$519,239	$30,221	$46,511
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2024 and December 31, 2023, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(145,536)	$(277,523)	$(33,751)	$(456,810)	$4,072	$(1,602)	$2,470
Noninvestment-grade	(33,590)	(68,742)	(3,434)	(105,766)	2,137	(1,564)	573
Total	$(179,126)	$(346,265)	$(37,185)	$(562,576)	$6,209	$(3,166)	$3,043

December 31, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(89,981)	$(263,834)	$(29,470)	$(383,285)	$3,659	$(1,144)	$2,515
Noninvestment-grade	(31,419)	(69,515)	(4,799)	(105,733)	2,466	(1,583)	883
Total	$(121,400)	$(333,349)	$(34,269)	$(489,018)	$6,125	$(2,727)	$3,398
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Underwriting
Equity	$494	$317	$848	$550
Debt	1,030	704	2,033	1,376
Total underwriting	1,524	1,021	2,881	1,926
Advisory	780	492	1,377	1,236
Total investment banking fees	$2,304	$1,513	$4,258	$3,162
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Trading revenue by instrument type
Interest rate(a)	$935	$1,781	$2,006	$3,567
Credit(b)	447	419	1,138	1,053
Foreign exchange	1,077	1,435	2,613	2,986
Equity	4,101	2,941	7,378	5,634
Commodity	246	368	446	1,294
Total trading revenue	6,806	6,944	13,581	14,534
Private equity gains/(losses)	8	(34)	23	(9)
Principal transactions	$6,814	$6,910	$13,604	$14,525
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Lending-related fees(a)	$518	$590	$1,121	$959
Deposit-related fees	1,310	1,238	2,609	2,489
Total lending- and deposit-related fees	$1,828	$1,828	$3,730	$3,448
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount is deferred in other liabilities and recognized on a straight-line basis over the commitment period and was largely recognized in the prior year as the commitments are generally short term. Refer to Note 26 for additional information.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Asset management fees
Investment management fees	$4,210	$3,695	$8,269	$7,085
All other asset management fees	92	79	179	154
Total asset management fees	$4,302	$3,774	$8,448	$7,239
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Commissions and other fees
Brokerage commissions and fees	$788	$722	$1,551	$1,469
Administration fees	608	575	1,214	1,132
All other commissions and fees (a)	528	442	964	833
Total commissions and other fees	$1,924	$1,739	$3,729	$3,434
(a)Includes travel-related and annuity sales commissions, depositary receipt-related service fees, as well as other service fees, which are recognized as revenue when the services are rendered.

Card income
The following table presents the components of card income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interchange and merchant processing income	$8,520	$7,885	$16,351	$15,024
Rewards costs and partner payments	(6,789)	(6,392)	(12,960)	(11,901)
Other card income(a)	(399)	(399)	(841)	(795)
Total card income	$1,332	$1,094	$2,550	$2,328
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Refer to Note 14 for further information on mortgage fees and related income.
Other income
The following table presents certain components of other income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease income	$689	$716	$1,361	$1,471
Losses on tax-oriented investments	(23)	(462)	(37)	(874)
Estimated bargain purchase gain associated with the First Republic acquisition	119	2,712	103	2,712
Gain related to the acquisition of CIFM(a)	—	—	—	339
Initial gain on the Visa share exchange(b)	7,990	—	7,990	—
(a)Gain on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% of the entity.
(b)Relates to the initial gain recognized on May 6, 2024. Refer to Note 2 for additional information.
Refer to Note 16 for information on operating lease income included within other income.
Proportional Amortization Method: Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, the amortization of certain of the Firm's alternative energy tax-oriented investments that was previously recognized in other income is now being recognized in income tax expense, which aligns with the associated tax credits and other tax benefits. Refer to Notes 1 and 13 for additional information.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024		2023
Legal expense	$317	$420	$245		$596
FDIC-related expense	291	338	1,264	(d)	655
Operating losses(a)	323	304	622		603
Contribution of Visa shares(b)	1,000	—	1,000		—
First Republic-related expense(c)	237	599	473		599
(a)Predominantly fraud losses in CCB associated with customer deposit accounts, credit and debit cards.
(b)Represents the contribution of a portion of Visa C shares to the JPMorgan Chase Foundation. Refer to Note 2 for additional information.
(c)Reflects the expenses classified within other expense, including $161 million and $316 million of restructuring and integration costs associated with First Republic in the three and six months ended June 30, 2024, respectively. Additionally, the second quarter of 2023 Included payments to the FDIC for the First Republic individuals who were not employees of the Firm until July 2, 2023. Refer to Note 26 for additional information on the First Republic acquisition.
(d)The first quarter of 2024 included an increase of $725 million to the FDIC special assessment reflecting the FDIC's revised estimate of Deposit Insurance Fund losses.

Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2023 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest income
Loans(a)	$22,898	$20,306	$45,772	$38,014
Taxable securities	5,124	4,194	9,995	8,161
Non-taxable securities(b)	302	343	625	591
Total investment securities(a)	5,426	4,537	10,620	8,752
Trading assets - debt instruments	4,993	4,013	9,585	7,659
Federal funds sold and securities purchased under resale agreements	4,821	3,767	9,036	6,898
Securities borrowed	2,177	1,866	4,343	3,582
Deposits with banks	6,059	5,189	12,445	10,008
All other interest-earning assets(c)	2,139	1,966	4,150	3,735
Total interest income	$48,513	$41,644	$95,951	$78,648
Interest expense
Interest-bearing deposits	$12,421	$9,591	$24,655	$17,228
Federal funds purchased and securities loaned or sold under repurchase agreements	5,108	3,400	9,077	6,204
Short-term borrowings	502	428	1,037	849
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,604	2,373	5,240	4,344
Long-term debt	4,780	3,876	9,398	7,189
Beneficial interest issued by consolidated VIEs	352	197	716	344
Total interest expense	$25,767	$19,865	$50,123	$36,158
Net interest income	$22,746	$21,779	$45,828	$42,490
Provision for credit losses	3,052	2,899	4,936	5,174
Net interest income after provision for credit losses	$19,694	$18,880	$40,892	$37,316
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

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Pension and OPEB plans		Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	$(115)	$(94)	$(228)	$(188)
Total defined contribution plans	443	397	831	762
Total pension and OPEB cost included in noninterest expense	$328	$303	$603	$574
As of June 30, 2024 and December 31, 2023, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $21.9 billion and $22.0 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$430	$449	$865	$806
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	514	385	1,017	898
Total noncash compensation expense related to employee share-based incentive plans	$944	$834	$1,882	$1,704
In the first quarter of 2024, in connection with its annual incentive grant for the 2023 performance year, the Firm granted 17 million RSUs and 726 thousand PSUs with weighted-average grant date fair values of $164.42 per RSU and $165.62 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2024, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2024				December 31, 2023
(in millions)	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$78,806	$428	$4,182	$75,052	$88,377	$870	$4,077	$85,170
Residential:
U.S.	2,326	8	62	2,272	2,086	10	68	2,028
Non-U.S.	749	3	—	752	1,608	4	1	1,611
Commercial	2,898	9	86	2,821	2,930	12	139	2,803
Total mortgage-backed securities	84,779	448	4,330	80,897	95,001	896	4,285	91,612
U.S. Treasury and government agencies	127,890	392	754	127,528	58,051	276	522	57,805
Obligations of U.S. states and municipalities	17,546	132	490	17,188	21,243	390	266	21,367
Non-U.S. government debt securities	31,442	76	419	31,099	21,387	254	359	21,282
Corporate debt securities	102	—	12	90	128	—	28	100
Asset-backed securities:
Collateralized loan obligations	6,784	31	7	6,808	6,769	11	28	6,752
Other	2,641	12	11	2,642	2,804	8	26	2,786
Unallocated portfolio layer fair value basis adjustments(a)	(1,285)	—	(1,285)	NA	73	(73)	—	NA
Total available-for-sale securities	269,899	1,091	4,738	266,252	205,456	1,762	5,514	201,704
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	101,515	15	13,729	87,801	105,614	39	11,643	94,010
U.S. Residential	9,162	2	1,050	8,114	9,709	4	970	8,743
Commercial	9,879	12	491	9,400	10,534	13	581	9,966
Total mortgage-backed securities	120,556	29	15,270	105,315	125,857	56	13,194	112,719
U.S. Treasury and government agencies	140,281	—	13,104	127,177	173,666	—	13,074	160,592
Obligations of U.S. states and municipalities	9,490	38	673	8,855	9,945	74	591	9,428
Asset-backed securities:
Collateralized loan obligations	51,822	113	30	51,905	58,565	47	352	58,260
Other	1,597	3	49	1,551	1,815	1	61	1,755
Total held-to-maturity securities(c)	323,746	183	29,126	294,803	369,848	178	27,272	342,754
Total investment securities, net of allowance for credit losses	$593,645	$1,274	$33,864	$561,055	$575,304	$1,940	$32,786	$544,458
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $555 million and $1.0 billion of HTM securities for the three and six months ended June 30, 2024, respectively, and $520 million and $4.1 billion for the three and six months ended June 30, 2023, respectively.
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
(d)The amortized cost of investment securities is reported net of allowance for credit losses of $177 million and $128 million at June 30, 2024 and December 31, 2023, respectively.
(e)Excludes $3.4 billion and $2.8 billion of accrued interest receivable at June 30, 2024 and December 31, 2023, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and six months ended June 30, 2024 and 2023. Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2024 and December 31, 2023. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $4.9 billion and $4.6 billion, at June 30, 2024 and December 31, 2023, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$114	$1	$1,026	$61	$1,140	$62
Non-U.S.	—	—	110	—	110	—
Commercial	398	4	1,383	82	1,781	86
Total mortgage-backed securities	512	5	2,519	143	3,031	148
Obligations of U.S. states and municipalities	8,602	184	3,003	306	11,605	490
Non-U.S. government debt securities	13,262	80	4,762	339	18,024	419
Corporate debt securities	4	—	52	12	56	12
Asset-backed securities:
Collateralized loan obligations	—	—	615	7	615	7
Other	335	—	622	11	957	11
Total available-for-sale securities with gross unrealized losses	$22,715	$269	$11,573	$818	$34,288	$1,087

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2023 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$81	$—	$1,160	$68	$1,241	$68
Non-U.S.	—	—	722	1	722	1
Commercial	228	3	1,775	136	2,003	139
Total mortgage-backed securities	309	3	3,657	205	3,966	208
Obligations of U.S. states and municipalities	2,134	20	2,278	246	4,412	266
Non-U.S. government debt securities	7,145	23	4,987	336	12,132	359
Corporate debt securities	9	—	79	28	88	28
Asset-backed securities:
Collateralized loan obligations	932	2	3,744	26	4,676	28
Other	208	1	1,288	25	1,496	26
Total available-for-sale securities with gross unrealized losses	$10,737	$49	$16,033	$866	$26,770	$915

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both June 30, 2024 and December 31, 2023, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $177 million and $104 million as of June 30, 2024 and 2023, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the six months ended June 30, 2023.
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Realized gains	$64	$198	$237	$329
Realized losses	(611)	(1,098)	(1,150)	(2,097)
Investment securities losses	$(547)	$(900)	$(913)	$(1,768)
Provision for credit losses	$23	$13	$49	$14

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2024, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2024 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$3	$5,214	$4,659	$74,903	$84,779
Fair value	3	5,142	4,654	71,098	80,897
Average yield(a)	4.67%	5.21%	6.01%	4.82%	4.91%
U.S. Treasury and government agencies
Amortized cost	$—	$91,511	$29,421	$6,958	$127,890
Fair value	—	91,529	29,504	6,495	127,528
Average yield(a)	—%	5.03%	6.01%	6.54%	5.33%
Obligations of U.S. states and municipalities
Amortized cost	$15	$17	$80	$17,434	$17,546
Fair value	15	17	78	17,078	17,188
Average yield(a)	2.25%	3.48%	4.26%	5.93%	5.91%
Non-U.S. government debt securities
Amortized cost	$12,698	$7,643	$3,231	$7,870	$31,442
Fair value	12,688	7,595	2,968	7,848	31,099
Average yield(a)	4.50%	4.66%	1.78%	4.05%	4.15%
Corporate debt securities
Amortized cost	$140	$—	$14	$—	$154
Fair value	77	—	13	—	90
Average yield(a)	11.11%	—%	4.10%	—%	10.48%
Asset-backed securities
Amortized cost	$24	$559	$2,519	$6,323	$9,425
Fair value	24	558	2,527	6,341	9,450
Average yield(a)	4.68%	5.09%	6.39%	6.87%	6.63%
Total available-for-sale securities
Amortized cost(b)	$12,880	$104,944	$39,924	$113,488	$271,236
Fair value	12,807	104,841	39,744	108,860	266,252
Average yield(a)	4.57%	5.01%	5.69%	5.15%	5.15%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$7,374	$7,073	$106,197	$120,644
Fair value	—	6,803	6,203	92,309	105,315
Average yield(a)	—%	2.64%	2.61%	3.00%	2.96%
U.S. Treasury and government agencies
Amortized cost	$32,167	$60,115	$47,999	$—	$140,281
Fair value	31,852	55,456	39,869	—	127,177
Average yield(a)	0.85%	0.96%	1.25%	—%	1.03%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$271	$9,256	$9,527
Fair value	—	—	239	8,616	8,855
Average yield(a)	—%	—%	3.19%	3.92%	3.90%
Asset-backed securities
Amortized cost	$—	$304	$19,032	$34,083	$53,419
Fair value	—	305	19,055	34,096	53,456
Average yield(a)	—%	6.76%	6.19%	6.52%	6.40%
Total held-to-maturity securities
Amortized cost(b)	$32,167	$67,793	$74,375	$149,536	$323,871
Fair value	31,852	62,564	65,366	135,021	294,803
Average yield(a)	0.85%	1.16%	2.65%	3.86%	2.72%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $52 million and the portfolio layer fair value hedge basis adjustments of $(1.3) billion at June 30, 2024. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $125 million at June 30, 2024.
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2024 and December 31, 2023. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	June 30, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$640,309	$(248,036)	$392,273	$(380,530)	$11,743
Securities borrowed	246,052	(46,990)	199,062	(145,011)	54,051
Liabilities
Securities sold under repurchase agreements	$643,995	$(248,036)	$395,959	$(348,145)	$47,814
Securities loaned and other(a)	56,390	(46,990)	9,400	(9,359)	41

	December 31, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$523,308	$(247,181)	$276,127	$(267,582)	$8,545
Securities borrowed	244,046	(43,610)	200,436	(144,543)	55,893
Liabilities
Securities sold under repurchase agreements	$459,985	$(247,181)	$212,804	$(182,011)	$30,793
Securities loaned and other(a)	52,142	(43,610)	8,532	(8,501)	31
(a)Includes securities-for-securities lending agreements of $5.9 billion and $5.6 billion at June 30, 2024 and December 31, 2023, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2024 and December 31, 2023, included $7.2 billion and $7.1 billion, respectively, of securities purchased under resale agreements; $48.5 billion and $50.7 billion, respectively, of securities borrowed; $46.2 billion and $30.0 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material at both June 30, 2024 and December 31, 2023.

The tables below present as of June 30, 2024 and December 31, 2023 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2024		December 31, 2023
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$74,419	$—	$71,064	$—
Residential - nonagency	2,378	—	2,292	—
Commercial - nonagency	2,526	—	2,669	—
U.S. Treasury, GSEs and government agencies	326,550	625	216,467	1,034
Obligations of U.S. states and municipalities	2,642	—	2,323	—
Non-U.S. government debt	147,698	1,579	97,400	1,455
Corporate debt securities	44,145	2,072	39,247	2,025
Asset-backed securities	3,590	—	2,703	—
Equity securities	40,047	52,114	25,820	47,628
Total	$643,995	$56,390	$459,985	$52,142

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2024 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$312,993	$178,700	$49,573	$102,729	$643,995
Total securities loaned and other	54,240	—	152	1,998	56,390

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2023 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$259,048	$102,941	$20,960	$77,036	$459,985
Total securities loaned and other	49,610	1,544	—	988	52,142
Transfers not qualifying for sale accounting
At June 30, 2024 and December 31, 2023, the Firm held $417 million and $505 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
(c)Includes loans held in CIB, AWM, Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses.
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
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2024	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$382,795	$216,100	$674,152	$1,273,047
Held-for-sale	1,366	—	8,037	9,403
At fair value	12,794	—	25,456	38,250
Total	$396,955	$216,100	$707,645	$1,320,700

December 31, 2023	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$397,275	$211,123	$672,472	$1,280,870
Held-for-sale	487	—	3,498	3,985
At fair value	12,331	—	26,520	38,851
Total	$410,093	$211,123	$702,490	$1,323,706
(a)Excludes $6.7 billion and $6.8 billion of accrued interest receivables as of June 30, 2024 and December 31, 2023, respectively. Accrued interest receivables written off were not material for the three and six months ended June 30, 2024 and 2023.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2024 and December 31, 2023. For the discount associated with First Republic loans, refer to Note 26 on pages 188–190.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2024					2023
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$232	(b)(c)	$—	$193	$425	$92,002	(b)(c)(d)	$—	$58,398	(d)	$150,400
Sales	4,602		—	10,954	15,556	438		—	9,709		10,147
Retained loans reclassified to held-for-sale(a)	182		—	363	545	81		—	771		852

	2024					2023
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$356	(b)(c)	$—	$354	$710	$92,081	(b)(c)(d)	$—	$58,561	(d)	$150,642
Sales	7,966		—	20,536	28,502	438		—	18,880		19,318
Retained loans reclassified to held-for-sale(a)	1,169		—	548	1,717	124		—	1,085		1,209
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and six months ended June 30, 2024 and 2023. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $80 million and $1.6 billion for the three months ended June 30, 2024 and 2023, respectively, and $284 million and $2.3 billion for the six months ended June 30, 2024 and 2023, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
(d)Includes loans acquired in the First Republic acquisition consisting of $91.9 billion in Consumer, excluding credit card and $58.4 billion in Wholesale.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and six months ended June 30, 2024 were $(36) million and $60 million, respectively, of which $(33) million and $33 million, respectively, were related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and six months ended June 30, 2023 were $14 million and $37 million, respectively, of which $16 million and $43 million, respectively, were related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2024	December 31, 2023
Residential real estate	$314,843	$326,409
Auto and other	67,952	70,866
Total retained loans	$382,795	$397,275
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	June 30, 2024
	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$5,203	$18,586	$62,746	$82,170	$53,916	$75,532	$7,001	$7,591	$312,745
30–149 days past due	18	24	141	95	43	745	18	218	1,302
150 or more days past due	13	2	40	36	38	503	27	137	796
Total retained loans	$5,234	$18,612	$62,927	$82,301	$53,997	$76,780	$7,046	$7,946	$314,843
% of 30+ days past due to total retained loans(b)	0.59%	0.14%	0.29%	0.16%	0.15%	1.61%	0.64%	4.47%	0.66%
Gross charge-offs	$—	$—	$1	$1	$—	$123	$10	$4	$139

(in millions, except ratios)	December 31, 2023
	Term loans by origination year(c)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$23,216	$64,366	$84,496	$55,546	$21,530	$59,563	$7,479	$8,151	$324,347
30–149 days past due	33	74	89	70	41	801	49	223	1,380
150 or more days past due	1	10	17	8	21	456	5	164	682
Total retained loans	$23,250	$64,450	$84,602	$55,624	$21,592	$60,820	$7,533	$8,538	$326,409
% of 30+ days past due to total retained loans(b)	0.15%	0.13%	0.13%	0.14%	0.29%	2.04%	0.72%	4.53%	0.63%
Gross charge-offs	$—	$—	$—	$—	$4	$167	$26	$7	$204
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at June 30, 2024 and December 31, 2023.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at June 30, 2024 and December 31, 2023. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2024	December 31, 2023
Nonaccrual loans(a)(b)(c)(d)	$3,231	$3,466

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$76	$72
Less than 660	—	—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	172	223
Less than 660	4	4
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	5,169	6,491
Less than 660	66	102
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	299,687	309,251
Less than 660	8,878	9,277
No FICO/LTV available(h)	791	989
Total retained loans	$314,843	$326,409

Weighted-average LTV ratio(e)(i)	47%	49%
Weighted-average FICO(f)(i)	775	770

Geographic region(h)(j)
California	$123,206	$127,072
New York	47,572	48,815
Florida	21,989	22,778
Texas	14,846	15,506
Massachusetts	13,780	14,213
Colorado	10,458	10,800
Illinois	10,235	10,856
Washington	9,453	9,923
New Jersey	7,707	8,050
Connecticut	6,952	7,163
All other	48,645	51,233
Total retained loans	$314,843	$326,409
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At June 30, 2024, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at June 30, 2024 and December 31, 2023.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $42 million and $44 million and $85 million and $89 million for the three and six months ended June 30, 2024 and 2023, respectively.
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
(h)Included U.S. government-guaranteed loans as of June 30, 2024 and December 31, 2023.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2024.

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
Financial effects of FDMs
For the three and six months ended June 30, 2024, residential real estate FDMs were $68 million and $98 million, respectively. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 7 years and 10 years, and reducing the weighted-average contractual interest rate from 7.59% to 6.04% and 7.58% to 5.50% for the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
For the three and six months ended June 30, 2024 and 2023, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended June 30, 2024 and the six months ended June 30, 2023.

(in millions)	Amortized cost basis
	Twelve months ended June 30,	Six months ended June 30,
	2024	2023
Current	$125	$64
30-149 days past due	19	5
150 or more days past due	14	6
Total	$158	$75
Defaults of FDMs
FDMs that defaulted in the three and six months ended June 30, 2024 and were reported as FDMs in the twelve months prior to the default were not material. FDMs that defaulted in the three and six months ended June 30, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
Active and suspended foreclosure
At June 30, 2024 and December 31, 2023, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $619 million and $566 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

	June 30, 2024
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$14,694	$21,269	$11,903	$9,777	$4,583	$1,259	$3,369	$122	$66,976
30–119 days past due	90	258	250	185	58	36	34	27	938
120 or more days past due	—	1	—	4	8	1	2	22	38
Total retained loans	$14,784	$21,528	$12,153	$9,966	$4,649	$1,296	$3,405	$171	$67,952
% of 30+ days past due to total retained loans	0.61%	1.20%	2.06%	1.90%	1.42%	2.85%	1.06%	28.65%	1.44%
Gross charge-offs	$80	$189	$118	$67	$21	$45	$—	$2	$522

	December 31, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$30,328	$14,797	$12,825	$6,538	$1,777	$511	$2,984	$102	$69,862
30–119 days past due	276	279	231	78	43	17	19	24	967
120 or more days past due	1	1	7	8	—	—	3	17	37
Total retained loans	$30,605	$15,077	$13,063	$6,624	$1,820	$528	$3,006	$143	$70,866
% of 30+ days past due to total retained loans	0.91%	1.86%	1.75%	1.15%	2.36%	3.22%	0.73%	28.67%	1.39%
Gross charge-offs	$333	$297	$161	$53	$35	$64	$—	$4	$947

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions)	Total Auto and other
	June 30, 2024	December 31, 2023
Nonaccrual loans(a)(b)	$192	$177

Geographic region(c)
California	$10,433	$10,959
Texas	8,025	8,502
Florida	5,507	5,684
New York	4,910	4,938
Illinois	2,977	3,147
New Jersey	2,505	2,609
Pennsylvania	1,962	1,900
Georgia	1,789	1,912
Arizona	1,673	1,779
North Carolina	1,630	1,714
All other	26,541	27,722
Total retained loans	$67,952	$70,866
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2024 and 2023.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2024.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and six months ended June 30, 2024 and 2023, auto and other FDMs were not material.
As of June 30, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	June 30, 2024
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$210,533	$1,082	$211,615
30–89 days past due and still accruing	2,083	92	2,175
90 or more days past due and still accruing	2,257	53	2,310
Total retained loans	$214,873	$1,227	$216,100
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.02%	11.82%	2.08%
% of 90+ days past due to total retained loans	1.05	4.32	1.07
Gross charge-offs	$3,885	$113	$3,998

(in millions, except ratios)	December 31, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$205,731	$882	$206,613
30–89 days past due and still accruing	2,217	84	2,301
90 or more days past due and still accruing	2,169	40	2,209
Total retained loans	$210,117	$1,006	$211,123
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.09%	12.33%	2.14%
% of 90+ days past due to total retained loans	1.03	3.98	1.05
Gross charge-offs	$5,325	$166	$5,491
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2024	December 31, 2023
Geographic region(a)
California	$33,609	$32,652
Texas	22,679	22,086
New York	17,389	16,915
Florida	15,652	15,103
Illinois	11,661	11,364
New Jersey	8,959	8,688
Colorado	6,587	6,307
Ohio	6,505	6,424
Pennsylvania	6,101	6,088
Arizona	5,357	5,209
All other	81,601	80,287
Total retained loans	$216,100	$211,123
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.8%	85.8%
Less than 660	14.0	14.0
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2024.

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
Financial effects of FDMs
The following tables provide information on credit card loan modifications considered FDMs.

	Loan modifications
	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Term extension and interest rate reduction(a)(b)
Amortized cost basis	$259	$181	$491	$326
% of total modifications to total retained credit card loans	0.12%	0.09%	0.23%	0.17%
Financial effect of loan modifications	Term extension with a reduction in the weighted average contractual interest rate from 23.89% to 3.04%	Term extension with a reduction in the weighted average contractual interest rate from 23.27% to 3.57%	Term extension with a reduction in the weighted average contractual interest rate from 23.88% to 3.17%	Term extension with a reduction in the weighted average contractual interest rate from 22.96% to 3.54%
(a) Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b) Interest rates represents the weighted average at the time of modification.
Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended June 30, 2024 and the six months ended June 30, 2023.

(in millions)	Amortized cost basis
	Twelve months ended June 30,	Six months ended June 30,
	2024	2023
Current and less than 30 days past due and still accruing	$701	$264
30-89 days past due and still accruing	61	38
90 or more days past due and still accruing	42	24
Total	$804	$326
Defaults of FDMs
FDMs that defaulted in the three and six months ended June 30, 2024 and were reported as FDMs in the twelve months prior to the default were not material. FDMs that defaulted in the three and six months ended June 30, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
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

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Loans by risk ratings
Investment-grade	$116,812	$120,405	$70,806	$72,624	$267,340	$265,809	$454,958	$458,838
Noninvestment-grade:
Noncriticized	36,840	34,241	82,888	80,637	74,008	75,178	193,736	190,056
Criticized performing	9,370	7,291	11,384	12,684	1,415	1,257	22,169	21,232
Criticized nonaccrual	864	401	1,620	1,221	805	724	3,289	2,346
Total noninvestment-grade	47,074	41,933	95,892	94,542	76,228	77,159	219,194	213,634
Total retained loans	$163,886	$162,338	$166,698	$167,166	$343,568	$342,968	$674,152	$672,472
% of investment-grade to total retained loans	71.28%	74.17%	42.48%	43.44%	77.81%	77.50%	67.49%	68.23%
% of total criticized to total retained loans	6.24	4.74	7.80	8.32	0.65	0.58	3.78	3.51
% of criticized nonaccrual to total retained loans	0.53	0.25	0.97	0.73	0.23	0.21	0.49	0.35
(a)Includes loans to SPEs, financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of June 30, 2024 and December 31, 2023, predominantly consisted of $107.2 billion and $106.9 billion, respectively, to individuals and individual entities; $94.3 billion and $87.5 billion, respectively, to financial institutions; and $83.5 billion and $91.2 billion, respectively, to SPEs. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	June 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$4,147	$10,400	$27,215	$24,165	$16,066	$33,375	$1,444	$—	$116,812
Noninvestment-grade	2,434	5,028	13,865	8,913	3,737	11,629	1,457	11	47,074
Total retained loans	$6,581	$15,428	$41,080	$33,078	$19,803	$45,004	$2,901	$11	$163,886
Gross charge-offs	$1	$13	$27	$—	$33	$38	$—	$—	$112

	Secured by real estate
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,687	$28,874	$25,784	$16,820	$15,677	$21,108	$1,455	$—	$120,405
Noninvestment-grade	4,477	12,579	7,839	3,840	3,987	7,918	1,291	2	41,933
Total retained loans	$15,164	$41,453	$33,623	$20,660	$19,664	$29,026	$2,746	$2	$162,338
Gross charge-offs	$20	$48	$22	$—	$23	$78	$—	$1	$192

	Commercial and industrial
(in millions)	June 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$8,308	$7,356	$7,868	$3,414	$1,639	$1,661	$40,558	$2	$70,806
Noninvestment-grade	10,734	14,385	13,359	7,621	1,145	1,443	47,132	73	95,892
Total retained loans	$19,042	$21,741	$21,227	$11,035	$2,784	$3,104	$87,690	$75	$166,698
Gross charge-offs	$5	$4	$67	$24	$1	$3	$88	$2	$194

	Commercial and industrial
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$14,875	$10,642	$4,276	$2,291	$1,030	$1,115	$38,394	$1	$72,624
Noninvestment-grade	18,890	16,444	9,299	1,989	1,144	1,006	45,696	74	94,542
Total retained loans	$33,765	$27,086	$13,575	$4,280	$2,174	$2,121	$84,090	$75	$167,166
Gross charge-offs	$25	$8	$110	$55	$2	$12	$259	$8	$479

	Other(a)
(in millions)	June 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,122	$27,693	$16,067	$8,229	$10,129	$8,656	$179,160	$1,284	$267,340
Noninvestment-grade	7,791	8,122	6,241	4,578	1,819	2,236	45,329	112	76,228
Total retained loans	$23,913	$35,815	$22,308	$12,807	$11,948	$10,892	$224,489	$1,396	$343,568
Gross charge-offs	$—	$36	$2	$26	$41	$36	$1	$—	$142

	Other(a)
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$38,338	$18,034	$10,033	$10,099	$3,721	$6,662	$176,728	$2,194	$265,809
Noninvestment-grade	14,054	8,092	6,169	2,172	811	2,001	43,801	59	77,159
Total retained loans	$52,392	$26,126	$16,202	$12,271	$4,532	$8,663	$220,529	$2,253	$342,968
Gross charge-offs	$5	$298	$8	$8	$—	$8	$13	$—	$340
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Retained loans secured by real estate	$101,726	$100,725	$62,160	$61,613	$163,886	$162,338
Criticized	4,086	3,596	6,148	4,096	10,234	7,692
% of criticized to total retained loans secured by real estate	4.02%	3.57%	9.89%	6.65%	6.24%	4.74%
Criticized nonaccrual	$90	$76	$774	$325	$864	$401
% of criticized nonaccrual loans to total retained loans secured by real estate	0.09%	0.08%	1.25%	0.53%	0.53%	0.25%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Loans by geographic distribution(a)
Total U.S.	$160,858	$159,499	$128,139	$127,638	$262,178	$262,499	$551,175	$549,636
Total non-U.S.	3,028	2,839	38,559	39,528	81,390	80,469	122,977	122,836
Total retained loans	$163,886	$162,338	$166,698	$167,166	$343,568	$342,968	$674,152	$672,472
Loan delinquency
Current and less than 30 days past due and still accruing	$162,166	$161,314	$164,281	$164,899	$341,542	$341,128	$667,989	$667,341
30–89 days past due and still accruing(b)	813	473	734	884	1,202	1,090	2,749	2,447
90 or more days past due and still accruing(c)	43	150	63	162	19	26	125	338
Criticized nonaccrual	864	401	1,620	1,221	805	724	3,289	2,346
Total retained loans	$163,886	$162,338	$166,698	$167,166	$343,568	$342,968	$674,152	$672,472
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)As of June 30, 2024, includes delayed payments associated with certain First Republic loans as a result of ongoing integration activities. As of August 2, 2024, these loans were largely current.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023	June 30, 2024	Dec 31, 2023
Nonaccrual loans
With an allowance	$156	$129	$1,284	$776	$618	$492	$2,058	$1,397
Without an allowance(a)	708	272	336	445	187	232	1,231	949
Total nonaccrual loans(b)	$864	$401	$1,620	$1,221	$805	$724	$3,289	$2,346
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2024 and 2023.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information by loan class about modifications considered FDMs during the three and six months ended June 30, 2024 and 2023.

	Secured by real estate
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in million)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$27	0.02%	Extended loans by a weighted-average of 5 months	$28	0.02%	Extended loans by a weighted-average of 5 months
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	35	0.02	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 185 bps	48	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Other(a)	—	—	NM	1	—	NM
Total	$62			$77
(a)Includes a loan with a single modification.

	Secured by real estate
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$68	0.04%	Extended loans by a weighted-average of 9 months	$71	0.04%	Extended loans by a weighted-average of 9 months
Other(a)	9	—	NM	14	—	NM
Total	$77			$85
(a)Includes loans with both single and multiple modifications.

	Commercial and industrial
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$460	0.28%	Extended loans by a weighted-average of 12 months	$754	0.45%	Extended loans by a weighted-average of 13 months
Other-than-insignificant payment deferral	162	0.10	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	166	0.10	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	20	0.01	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 19 months	115	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 20 months
Other(a)	2	—	NM	6	—	NM
Total	$644			$1,041
(a)Includes loans with both single and multiple modifications.

	Commercial and industrial
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$306	0.18%	Extended loans by a weighted-average of 8 months	$423	0.25%	Extended loans by a weighted-average of 10 months
Multiple modifications
Term extension and principal forgiveness	—	—		40	0.02	Extended loans by a weighted average of 64 months and reduced amortized cost basis of the loans by $23 million
Other(a)	6	—	NM	6	—	NM
Total	$312			$469
(a)Includes loans with both single and multiple modifications.

	Other
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$19	0.01%	Extended loans by a weighted-average of 7 months	$29	0.01%	Extended loans by a weighted-average of 11 months
Other-than-insignificant payment deferral	13	—	Provided payment deferrals with delayed amounts recaptured at the end of the deferral period	13	—	Provided payment deferrals with delayed amounts recaptured at the end of the deferral period
Other(a)	2	—	NM	2	—	NM
Total	$34			$44
(a)Includes a loan with multiple modifications.

	Other
	Three months ended June 30, 2023			Six months ended June 30, 2023
	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$38	0.01%	Extended loans by a weighted average of 3 months	$54	0.02%	Extended loans by a weighted average of 6 months
Interest rate reduction	11	—	Reduced weighted-average contractual interest by 654 bps	11	—	Reduced weighted-average contractual interest by 654 bps
Multiple modifications
Other-than-insignificant payment deferral and term extension	235	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months	235	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months
Total	$284			$300

Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended June 30, 2024 and the six months ended June 30, 2023.

	Amortized cost basis
	Twelve months ended June 30, 2024			Six months ended June 30, 2023
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$74	$1,271	$134	$77	$331	$—
30-89 days past due and still accruing	1	79	—	1	—	—
90 or more days past due and still accruing	—	—	—	—	3	—
Criticized nonaccrual	70	425	208	7	135	300
Total	$145	$1,775	$342	$85	$469	$300
Defaults of FDMs
The following table provides information by loan class about FDMs that defaulted in the three and six months ended June 30, 2024 that were reported as FDMs in the twelve months prior to the default, and FDMs that defaulted in the three and six months ended June 30, 2023 that were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance.

	Amortized cost basis
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$1	$110	$9	$6	$111	$11
Other-than-insignificant payment deferral	—	23	—	—	23	—
Other than insignificant payment deferral and term extension	—	20	—	—	20	—
Interest rate reduction and term extension	3	1	—	3	2	—
Total	$4	$154	$9	$9	$156	$11

	Amortized cost basis
	Three months ended June 30, 2023			Six months ended June 30, 2023
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$—	$3	$—	$1	$7	$—
Total	$—	$3	$—	$1	$7	$—
As of June 30, 2024 and December 31, 2023, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $849 million and $1.8 billion, respectively, in Commercial and industrial, and $73 million and $4 million, respectively, in Other loan class. There were no additional commitments to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate for both periods.

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

	2024				2023
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	661	3,998	448	5,107	501	2,432	294	3,227
Gross recoveries collected	(343)	(482)	(95)	(920)	(247)	(386)	(46)	(679)
Net charge-offs/(recoveries)	318	3,516	353	4,187	254	2,046	248	2,548
Provision for loan losses	204	4,266	288	4,758	751	2,546	2,067	5,364
Other	1	—	(1)	—	—	—	25	25
Ending balance at June 30,	$1,743	$13,200	$8,048	$22,991	$2,048	$11,600	$8,332	$21,980
Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	17	—	77	94	52	—	(253)	(201)
Other	—	—	—	—	1	—	4	5
Ending balance at June 30,	$92	$—	$1,976	$2,068	$129	$—	$2,057	$2,186
Total allowance for investment securities	NA	NA	NA	177	NA	NA	NA	104
Total allowance for credit losses(b)	$1,835	$13,200	$10,024	$25,236	$2,177	$11,600	$10,389	$24,270
Allowance for loan losses by impairment methodology
Asset-specific(c)	$(856)	$—	$562	$(294)	$(971)	$—	$478	$(493)
Portfolio-based	2,599	13,200	7,486	23,285	3,019	11,600	7,854	22,473
Total allowance for loan losses	$1,743	$13,200	$8,048	$22,991	$2,048	$11,600	$8,332	$21,980

Loans by impairment methodology
Asset-specific(c)	$3,034	$—	$3,283	$6,317	$3,439	$—	$2,587	$6,026
Portfolio-based	379,761	216,100	670,869	1,266,730	392,756	191,348	665,558	1,249,662
Total retained loans	$382,795	$216,100	$674,152	$1,273,047	$396,195	$191,348	$668,145	$1,255,688
Collateral-dependent loans
Net charge-offs	$3	$—	$134	$137	$5	$—	$77	$82
Loans measured at fair value of collateral less cost to sell	2,978	—	1,341	4,319	3,388	—	762	4,150
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$107	$107	$—	$—	$65	$65
Portfolio-based	92	—	1,869	1,961	129	—	1,992	2,121
Total allowance for lending-related commitments(d)	$92	$—	$1,976	$2,068	$129	$—	$2,057	$2,186
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$541	$541	$—	$—	$332	$332
Portfolio-based(e)	27,375	—	511,857	539,232	32,428	—	521,408	553,836
Total lending-related commitments	$27,375	$—	$512,398	$539,773	$32,428	$—	$521,740	$554,168
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
(b)At June 30, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $278 million and $18 million, respectively, associated with certain accounts receivable in CIB.
(c)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(d)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(e)At June 30, 2024 and 2023, lending-related commitments excluded $19.8 billion and $18.4 billion, respectively, for the consumer, excluding credit card portfolio segment; $964.7 billion and $881.5 billion, respectively, for the credit card portfolio segment; and $32.6 billion and $19.3 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2024 was $25.5 billion, reflecting a net addition of $749 million from December 31, 2023.
The net addition to the allowance for credit losses included:
•$653 million in consumer, reflecting a $753 million net addition in Card Services, predominantly driven by the seasoning of newer vintages, loan growth, and updates to certain macroeconomic variables, and a $125 million net reduction in Home Lending, and
•$47 million in wholesale, driven by
–a net addition of $707 million, reflecting net downgrade activity, primarily in Real Estate, and included approximately $200 million associated with incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates, predominantly offset by
–a net reduction of $660 million, primarily due to the impact of changes in the loan and lending-related commitment portfolios and updates to certain macroeconomic variables.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.3% in the second quarter of 2025, and a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the fourth quarter of 2025.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2024
	4Q24	2Q25	4Q25
U.S. unemployment rate(a)	4.1%	4.1%	4.0%
YoY growth in U.S. real GDP(b)	1.5%	1.6%	1.9%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
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
Refer to Note 11 for additional information on the consumer and wholesale credit portfolios.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	159
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	159–161
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	159–161
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	161
	Municipal bond vehicles	Financing of municipal bond investments	161
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 162–163 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 165 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$64,815	$645	$45,545	$568	$1,811	$126	$2,505
Subprime	8,768	—	1,470	26	22	—	48
Commercial and other(b)	174,322	—	120,198	596	5,646	1,485	7,727
Total	$247,905	$645	$167,213	$1,190	$7,479	$1,611	$10,280

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$58,570	$675	$39,319	$595	$1,981	$60	$2,636
Subprime	8,881	—	1,312	3	—	—	3
Commercial and other(b)	168,042	—	120,262	831	5,638	1,354	7,823
Total	$235,493	$675	$160,893	$1,429	$7,619	$1,414	$10,462
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $129 million and $52 million at June 30, 2024 and December 31, 2023, respectively, and subordinated securities which were not material at June 30, 2024 and December 31, 2023, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of June 30, 2024 and December 31, 2023, 76% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.3 billion and $2.5 billion of investment-grade retained interests at June 30, 2024 and December 31, 2023, respectively, and $158 million and $88 million of noninvestment-grade retained interests at June 30, 2024 and December 31, 2023, respectively. The retained interests in commercial and other securitization trusts consisted of $5.9 billion and $6.1 billion of investment-grade retained interests at June 30, 2024 and December 31, 2023, respectively, and $1.8 billion and $1.7 billion of noninvestment-grade retained interests at June 30, 2024 and December 31, 2023, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Transfers of securities to VIEs
U.S. GSEs and government agencies	$12,772	$6,261	$21,178	$9,667
The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2024 and 2023, respectively and retained interests in any such Firm-sponsored VIEs as of June 30, 2024 and December 31, 2023 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2024	December 31, 2023
U.S. GSEs and government agencies
Interest in VIEs	$4,879	$3,371
As of June 30, 2024 and December 31, 2023, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.7 billion and $9.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2024 and December 31, 2023, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $12.1 billion and $10.8 billion at June 30, 2024 and December 31, 2023, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2024 and December 31, 2023.

	Assets					Liabilities
June 30, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,188		$167	$13,355	$5,315	$11	$5,326
Firm-administered multi-seller conduits	1	21,960		159	22,120	19,437	28	19,465
Municipal bond vehicles	2,034	—		21	2,055	2,231	8	2,239
Mortgage securitization entities(a)	—	663		8	671	121	52	173
Other	331	1,556	(b)	286	2,173	—	236	236
Total	$2,366	$37,367		$641	$40,374	$27,104	$335	$27,439

	Assets					Liabilities
December 31, 2023 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,460		$117	$9,577	$2,998	$6	$3,004
Firm-administered multi-seller conduits	1	27,372		194	27,567	17,781	30	17,811
Municipal bond vehicles	2,056	—		22	2,078	2,116	11	2,127
Mortgage securitization entities(a)	—	693		8	701	125	57	182
Other	113	86		250	449	—	159	159
Total	$2,170	$37,611		$591	$40,372	$23,020	$263	$23,283
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.4 billion and $3.1 billion at June 30, 2024 and December 31, 2023, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $33.6 billion and $35.1 billion at June 30, 2024 and December 31, 2023, of which $14.0 billion and $14.7 billion was unfunded at June 30, 2024 and December 31, 2023, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2023 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

As of or for the period ended, (in millions)	Alternative energy and affordable housing programs(d)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$30,498	$13,419	$30,498	$13,419
Tax credits and other tax benefits(b)	1,521	495	2,787	946
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,135)	(389)	(2,151)	(744)
Non-income-tax-related gains and other returns received that are recognized outside of income tax expense(c)	20	—	68	—
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
(d)As of December 31, 2023, the carrying value of eligible affordable housing investments was $14.6 billion. Refer to Note 25 of JPMorgan Chase’s 2023 Form 10-K for further information on affordable housing tax credits.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at June 30, 2024 and December 31, 2023 was $5.3 billion and $5.1 billion, respectively. The fair value of assets held by such VIEs at June 30, 2024 and December 31, 2023 was $7.4 billion and $7.3 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended June 30, 2024 and 2023, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$4,471	$4,886	$2,216	$376	$9,393	$7,244	$3,289	$376
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$4,310	$4,784	$2,123	$380	$9,141	$7,108	$3,153	$380
Servicing fees collected	6	8	6	1	12	11	12	1
Cash flows received on interests	92	165	86	91	162	295	160	178
(a)Excludes re-securitization transactions.
(b)Primarily includes Level 2 assets.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Carrying value of loans sold	$6,630	$6,323	$11,166	$9,021
Proceeds received from loan sales as cash	60	33	366	40
Proceeds from loan sales as securities(a)(b)	6,499	6,220	10,691	8,882
Total proceeds received from loan sales(c)	$6,559	$6,253	$11,057	$8,922
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2024 and December 31, 2023. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	June 30, 2024	December 31, 2023
Loans repurchased or option to repurchase(a)	$530	$597
Real estate owned	8	8
Foreclosed government-guaranteed residential mortgage loans(b)	11	22
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2024 and December 31, 2023. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$45,545	$39,319	$459	$440	$5	$3	$7	$10
Subprime	1,470	1,312	109	131	—	2	1	4
Commercial and other	120,198	120,262	1,408	2,874	13	—	19	19
Total loans securitized	$167,213	$160,893	$1,976	$3,445	$18	$5	$27	$33

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	June 30, 2024	December 31, 2023
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,270	11,251
Asset & Wealth Management	8,555	8,582
Corporate	679	685
Total goodwill	$52,620	$52,634
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$52,636	$52,144	$52,634	$51,662
Changes during the period from:
Business combinations(a)	(5)	236	29	687
Other(b)	(11)	—	(43)	31
Balance at June 30,	$52,620	$52,380	$52,620	$52,380
(a)For the six months ended June 30, 2024, includes estimated goodwill associated with the acquisition of LayerOne Financial in CIB in the first quarter. For the three and six months ended June 30, 2023, represents estimated goodwill associated with the acquisition of Aumni Inc. in CIB in the second quarter, and the acquisition of the remaining 51% interest in CIFM in AWM in the first quarter.
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
As of June 30, 2024, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. In addition, as a result of the business segment reorganization, the Firm assessed goodwill for impairment. Based on such reviews, the Firm has concluded that goodwill was not impaired as of June 30, 2024, or December 31, 2023, nor was goodwill written off due to impairment during the six months ended June 30, 2024 or 2023.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2024 and 2023.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2024	2023	2024	2023
Fair value at beginning of period	$8,605	$7,755	$8,522	$7,973
MSR activity:
Originations of MSRs	95	78	153	110
Purchase of MSRs(a)	323	468	325	467
Disposition of MSRs(b)	(32)	(92)	(27)	(90)
Net additions/(dispositions)	386	454	451	487
Changes due to collection/realization of expected cash flows	(263)	(255)	(523)	(495)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	117	283	385	261
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	2	7	2
Discount rates	—	—	—	—
Prepayment model changes and other(d)	2	(10)	5	1
Total changes in valuation due to other inputs and assumptions	2	(8)	12	3
Total changes in valuation due to inputs and assumptions	119	275	397	264
Fair value at June 30,	$8,847	$8,229	$8,847	$8,229
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30,	$119	$275	$397	$264
Contractual service fees, late fees and other ancillary fees included in income	395	388	794	776
Third-party mortgage loans serviced at June 30, (in billions)	644	605	644	605
Servicer advances, net of an allowance for uncollectible amounts, at June 30(e)	524	595	524	595
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
CCB mortgage fees and related income
Production revenue	$157	$102	$287	$177

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	412	402	817	802
Changes in MSR asset fair value due to collection/realization of expected cash flows	(262)	(255)	(522)	(495)
Total operating revenue	150	147	295	307
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	117	283	385	261
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	2	(8)	12	3
Changes in derivative fair value and other	(80)	(250)	(359)	(251)
Total risk management	39	25	38	13
Total net mortgage servicing revenue	189	172	333	320
Total CCB mortgage fees and related income	346	274	620	497
All other	2	4	3	2
Mortgage fees and related income	$348	$278	$623	$499
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2024 and December 31, 2023, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	June 30, 2024	Dec 31, 2023
Weighted-average prepayment speed assumption (constant prepayment rate)	6.18%	6.29%
Impact on fair value of 10% adverse change	$(204)	$(206)
Impact on fair value of 20% adverse change	(397)	(401)
Weighted-average option adjusted spread(a)	5.94%	6.10%
Impact on fair value of a 100 basis point adverse change	$(381)	$(369)
Impact on fair value of a 200 basis point adverse change	(732)	(709)
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
As of June 30, 2024 and December 31, 2023, other intangible assets consisted of finite-lived intangible assets of $1.9 billion and $2.0 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion for both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2023 Form 10-K for further information on deposits.
As of June 30, 2024 and December 31, 2023, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	June 30, 2024	December 31, 2023
U.S. offices
Noninterest-bearing (included $66,178 and $75,393 at fair value)(a)	$632,316	$643,748
Interest-bearing (included $588 and $573 at fair value)(a)	1,291,737	1,303,100
Total deposits in U.S. offices	1,924,053	1,946,848
Non-U.S. offices
Noninterest-bearing (included $2,158 and $1,737 at fair value)(a)	26,362	23,097
Interest-bearing (included $463 and $681 at fair value)(a)	446,115	430,743
Total deposits in non-U.S. offices	472,477	453,840
Total deposits	$2,396,530	$2,400,688
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of June 30, 2024 and December 31, 2023, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	June 30, 2024	December 31, 2023
U.S. offices	$148,883	$132,654
Non-U.S. offices(a)	101,488	90,187
Total	$250,371	$222,841
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of June 30, 2024, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending June 30 were as follows:

June 30, (in millions)
	U.S.	Non-U.S.	Total
2025	$223,458	$98,431	$321,889
2026	801	64	865
2027	275	5	280
2028	124	24	148
2029	441	695	1,136
After 5 years	160	111	271
Total	$225,259	$99,330	$324,589
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2024, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	June 30, 2024	December 31, 2023
Right-of-use assets	$8,358	$8,431
Lease liabilities	8,739	8,833
The Firm’s net rental expense was $556 million and $448 million for the three months ended June 30, 2024 and 2023 and $1.1 billion and $935 million for the six months ended June 30, 2024 and 2023, respectively.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease income	$689	$716	$1,361	$1,471
Depreciation expense	438	457	874	876

Note 17 – Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of June 30, 2024 and December 31, 2023, and the quarterly dividend declarations for the three and six months ended June 30, 2024 and 2023.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at June 30, 2024	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Issue date				Three months ended June 30,		Six months ended June 30,
									2024	2023	2024	2023
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$287.50	$287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	300.00	300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	237.50	237.50
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	227.50	227.50
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	231.26	231.26
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	210.00	210.00
Fixed-to-floating rate:
Series Q	—	150,000	—	1,500	4/23/2013	—	5/1/2023	SOFR + 3.25	—	218.48	220.45	347.23	(d)
Series R	—	150,000	—	1,500	7/29/2013	—	8/1/2023	SOFR + 3.30	—	150.00	221.70	300.00	(e)
Series S	—	200,000	—	2,000	1/22/2014	—	2/1/2024	SOFR + 3.78	—	168.75	233.70	337.50	(f)
Series U	—	100,000	—	1,000	3/10/2014	—	4/30/2024	SOFR + 3.33	—	153.13	153.13	306.25
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	SOFR + 3.33	152.50	152.50	305.00	305.00
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	208.75	201.36	412.45	384.15
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	250.00	250.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	230.00	230.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	200.00	200.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25	182.50	182.50
Series NN	250,000	NA	2,496	NA	3/12/2024	6.875	6/1/2029	CMT + 2.737	150.87	NA	150.87	NA	(g)
Total preferred stock	2,390,375	2,740,375	$23,900	$27,404
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
(g)The initial dividend declared is prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $24.1 billion at June 30, 2024.
On March 12, 2024, the Firm issued $2.5 billion of fixed-rate reset non-cumulative preferred stock, Series NN.
Redemptions
On August 1, 2024, the Firm redeemed all $2.3 billion of its fixed-to-floating rate non-cumulative preferred stock, Series FF.
On May 1, 2024, the Firm redeemed all $5.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Q, Series R and Series S.
On April 30, 2024, the Firm redeemed all $1.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series U.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$18,149	$14,472	$31,568	$27,094
Less: Preferred stock dividends	317	373	714	729
Net income applicable to common equity	17,832	14,099	30,854	26,365
Less: Dividends and undistributed earnings allocated to participating securities	114	88	193	161
Net income applicable to common stockholders	$17,718	$14,011	$30,661	$26,204

Total weighted-average basic shares outstanding	2,889.8	2,943.8	2,899.1	2,956.1
Net income per share	$6.13	$4.76	$10.58	$8.86

Diluted earnings per share
Net income applicable to common stockholders	$17,718	$14,011	$30,661	$26,204
Total weighted-average basic shares outstanding	2,889.8	2,943.8	2,899.1	2,956.1
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.1	4.5	4.8	4.4
Total weighted-average diluted shares outstanding	2,894.9	2,948.3	2,903.9	2,960.5
Net income per share	$6.12	$4.75	$10.56	$8.85

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

As of or for the three months ended June 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2024	$(3,602)		$(1,420)	$(155)	$(4,821)	$(1,052)	$(589)	$(11,639)
Net change	108		(156)	8	(22)	(3)	366	301
Balance at June 30, 2024	$(3,494)	(a)	$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)

As of or for the three months ended June 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2023	$(6,912)		$(1,348)	$(54)	$(4,858)	$(1,506)	$260	$(14,418)
Net change	757		70	11	(497)	(6)	(207)	128
Balance at June 30, 2023	$(6,155)	(a)	$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)

As of or for the six months ended June 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	249		(360)	(13)	(911)	23	117	(895)
Balance at June 30, 2024	$(3,494)	(a)	$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)

As of or for the six months ended June 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2023	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	2,969		267	(10)	301	(61)	(415)	3,051
Balance at June 30, 2023	$(6,155)	(a)	$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)
(a)As of June 30, 2024 and 2023 included after-tax net unamortized unrealized gains/(losses) of $(725) million and $(1.1) billion related to AFS securities that have been transferred to HTM, respectively. As of June 30, 2023 included after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. Refer to Note 9 for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2024			2023
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(405)	$99	$(306)	$95	$(21)	$74
Reclassification adjustment for realized (gains)/losses included in net income(a)	547	(133)	414	900	(217)	683
Net change	142	(34)	108	995	(238)	757
Translation adjustments(b):
Translation	(929)	50	(879)	126	10	136
Hedges	952	(229)	723	(88)	22	(66)
Net change	23	(179)	(156)	38	32	70
Fair value hedges, net change(c)	11	(3)	8	15	(4)	11
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(683)	165	(518)	(1,119)	268	(851)
Reclassification adjustment for realized (gains)/losses included in net income(d)	655	(159)	496	465	(111)	354
Net change	(28)	6	(22)	(654)	157	(497)
Defined benefit pension and OPEB plans, net change	(2)	(1)	(3)	(8)	2	(6)
DVA on fair value option elected liabilities, net change	485	(119)	366	(273)	66	(207)
Total other comprehensive income/(loss)	$631	$(330)	$301	$113	$15	$128

	2024			2023
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(586)	$143	$(443)	$2,137	$(511)	$1,626
Reclassification adjustment for realized (gains)/losses included in net income(a)	913	(221)	692	1,768	(425)	1,343
Net change	327	(78)	249	3,905	(936)	2,969
Translation adjustments(b):
Translation	(2,294)	118	(2,176)	1,099	(31)	1,068
Hedges	2,394	(578)	1,816	(1,051)	250	(801)
Net change	100	(460)	(360)	48	219	267
Fair value hedges, net change(c)	(16)	3	(13)	(13)	3	(10)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(2,445)	591	(1,854)	(552)	132	(420)
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,244	(301)	943	948	(227)	721
Net change	(1,201)	290	(911)	396	(95)	301
Defined benefit pension and OPEB plans, net change	34	(11)	23	(79)	18	(61)
DVA on fair value option elected liabilities, net change	158	(41)	117	(547)	132	(415)
Total other comprehensive income/(loss)	$(598)	$(297)	$(895)	$3,710	$(659)	$3,051

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the three and six months ended June 30, 2024, the Firm reclassified a net pre-tax gain of $1 million to other revenue, of which $10 million related to net investment hedges. The amounts were not material for the three months ended June 30, 2023. During the six months ended June 30, 2023, the Firm reclassified a net pre-tax loss of $(5) million to other revenue related to the acquisition of CIFM of which $(41) million related to the net investment hedge loss.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2024	December 31, 2023
Segregated for the benefit of securities and cleared derivative customers	$14.0	$10.3
Cash reserves at non-U.S. central banks and held for other general purposes	9.4	9.3
Total restricted cash(a)	$23.4	$19.6
(a)Comprises $21.7 billion and $18.2 billion in deposits with banks, and $1.7 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
Also, as of June 30, 2024 and December 31, 2023, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $33.2 billion and $40.5 billion, respectively.
•Securities with a fair value of $22.5 billion and $20.5 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2024 and December 31, 2023.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2024 and December 31, 2023.

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
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of June 30, 2024 and December 31, 2023, the Firm's CET1 capital reflected the remaining benefit of $720 million and $1.4 billion, respectively, associated with the CECL capital transition provisions.
Similarly, as of January 1, 2024, the Firm has phased out 75% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2023 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of June 30, 2024 and December 31, 2023, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2024 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$267,196	$277,096	$267,196		$277,096
Tier 1 capital	290,442	277,099	290,442		277,099
Total capital	322,175	297,156	308,639	(b)	283,665	(b)
Risk-weighted assets	1,743,481	1,692,925	1,726,204	(b)	1,568,264	(b)
CET1 capital ratio	15.3%	16.4%	15.5%		17.7%
Tier 1 capital ratio	16.7	16.4	16.8		17.7
Total capital ratio	18.5	17.6	17.9		18.1

December 31, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$250,585	$262,030	$250,585		$262,030
Tier 1 capital	277,306	262,032	277,306		262,032
Total capital	308,497	281,308	295,417	(b)	268,392	(b)
Risk-weighted assets	1,671,995	1,621,789	1,669,156	(b)	1,526,952	(b)
CET1 capital ratio	15.0%	16.2%	15.0%		17.2%
Tier 1 capital ratio	16.6	16.2	16.6		17.2
Total capital ratio	18.5	17.3	17.7		17.6
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	June 30, 2024		December 31, 2023
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,016,654	$3,408,684	$3,831,200	$3,337,842
Tier 1 leverage ratio	7.2%	8.1%	7.2%	7.9%
Total leverage exposure	$4,768,202	$4,157,231	$4,540,465	$4,038,739
SLR	6.1%	6.7%	6.1%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2024 and December 31, 2023. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	June 30, 2024					Dec 31, 2023	June 30, 2024		Dec 31, 2023
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$11,225	$7,493	$5,461	$8,674	$32,853	$30,125	$623	(j)	$678	(j)
Auto and other	10,896	21	—	3,445	14,362	15,278	69	(j)	148	(j)
Total consumer, excluding credit card	22,121	7,514	5,461	12,119	47,215	45,403	692		826
Credit card(b)	964,727	—	—	—	964,727	915,658	—		—
Total consumer(c)	986,848	7,514	5,461	12,119	1,011,942	961,061	692		826
Wholesale:
Other unfunded commitments to extend credit(d)	124,757	192,737	169,714	24,442	511,650	503,526	2,692	(j)	2,797	(j)
Standby letters of credit and other financial guarantees(d)	16,443	8,919	3,209	553	29,124	28,872	403		479
Other letters of credit(d)	3,854	249	42	101	4,246	4,388	36		37
Total wholesale(c)	145,054	201,905	172,965	25,096	545,020	536,786	3,131		3,313
Total lending-related	$1,131,902	$209,419	$178,426	$37,215	$1,556,962	$1,497,847	$3,823		$4,139
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$319,353	$—	$—	$—	$319,353	$283,664	$—		$—
Derivatives qualifying as guarantees	1,435	77	10,479	40,910	52,901	54,562	88		89
Unsettled resale and securities borrowed agreements	154,224	258	—	—	154,482	95,106	1		—
Unsettled repurchase and securities loaned agreements	107,401	537	—	—	107,938	60,724	—		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	60		76
Loans sold with recourse	NA	NA	NA	NA	825	803	23		24
Exchange & clearing house guarantees and commitments(f)	124,661	—	—	—	124,661	265,887	—		—
Other guarantees and commitments(g)	10,939	718	93	741	12,491	15,074	27		38
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of June 30, 2024 and December 31, 2023, reflected the contractual amount net of risk participations totaling $90 million and $88 million, respectively, for other unfunded commitments to extend credit; $9.9 billion and $8.2 billion, respectively, for standby letters of credit and other financial guarantees; $372 million and $589 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of June 30, 2024 and December 31, 2023, collateral held by the Firm in support of securities lending indemnification agreements was $339.5 billion and $300.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of June 30, 2024 and December 31, 2023, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of June 30, 2024 and December 31, 2023, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments, and reflects the impact of adopting updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024.
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
(j)As of June 30, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for residential real estate lending-related commitments totaling $550 million and $630 million, respectively, for auto and other lending-related commitments totaling $69 million and $148 million, respectively, and for other unfunded commitments to extend credit totaling $854 million and $1.1 billion, respectively. Refer to Note 26 for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2024 and December 31, 2023.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2024		December 31, 2023
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$20,333	$3,477	$19,694	$3,552
Noninvestment-grade(a)	8,791	769	9,178	836
Total contractual amount	$29,124	$4,246	$28,872	$4,388

Allowance for lending-related commitments	$107	$36	$110	$37
Guarantee liability	296	—	369	—
Total carrying value	$403	$36	$479	$37
Commitments with collateral	$16,272	$426	$16,861	$539
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2024 and December 31, 2023.

(in millions)	June 30, 2024	December 31, 2023
Notional amounts
Derivative guarantees	$52,901	$54,562
Stable value contracts with contractually limited exposure	32,510	32,488
Maximum exposure of stable value contracts with contractually limited exposure	1,653	1,652

Fair value
Derivative payables	88	89
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
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2024	December 31, 2023
Assets that may be sold or repledged or otherwise used by secured parties	$192.4	$145.0
Assets that may not be sold or repledged or otherwise used by secured parties	283.5	244.2
Assets pledged at Federal Reserve banks and FHLBs	689.1	675.6
Total pledged assets	$1,165.0	$1,064.8
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2024	December 31, 2023
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,493.6	$1,303.9
Collateral sold, repledged, delivered or otherwise used	1,188.1	982.8

Note 24 – Litigation
Contingencies
As of June 30, 2024, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at June 30, 2024. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
With respect to civil litigation matters, in a putative class action filed against the Firm and other foreign exchange dealers on behalf of certain parties who purchased foreign currencies at allegedly inflated rates, the United States District Court for the Southern District of New York denied certification of a class and granted summary judgment against the named plaintiffs in March 2023. In May 2024, the United States Court of Appeals for the Second Circuit affirmed the District Court's decision, and in July 2024, plaintiffs’ subsequent petition for en banc review by the full Court of Appeals was denied. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia. An agreement to resolve one of the U.K. actions was reached in December 2022. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval.
Government Inquiries Related to the Zelle Network. The Firm is responding to inquiries from the Consumer Financial Protection Bureau (CFPB) regarding the transfers of funds through the Zelle Network. In connection with this, the CFPB Staff has informed the Firm that it is authorized to pursue a resolution of the inquiries or file an enforcement action. The Firm is evaluating next steps, including litigation.
Interchange Litigation. Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws.
In September 2018, the parties settled the class action seeking monetary relief, with the defendants collectively contributing approximately $6.2 billion. The settlement has been approved by the United States District Court for the Eastern District of New York and affirmed on appeal. Based on the percentage of merchants that opted out of the settlement, $700 million has been returned to the defendants from the settlement escrow. A separate class action seeking injunctive relief continues, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part. In June 2024, the District Court denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. The parties are considering next steps.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. In addition, a lawsuit filed by a group of individual plaintiffs asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards was dismissed in October 2023. Plaintiffs' appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit filed in November 2023 remains pending. The Firm has resolved all non-U.S. dollar LIBOR actions.
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments on transactions that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. As to claims against the Firm, a Russian court entered judgment against the Firm in one claim in February 2024, which was executed in July 2024 against assets held onshore by the Firm in Russia. The Firm continues to appeal the Russian court’s decision. In separate claims, in April 2024, Russian courts ordered an interim freeze of assets in Russia (including funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination on the underlying claims. Russian courts may rule similarly in other cases, including ordering freezes and seizure of assets. The Firm challenged the April 2024 freeze orders in the Russian courts and in a New York federal court action, and a Russian court has issued an order instructing the Firm to discontinue the New York action. The value of the current claims and the orders to freeze assets against the Firm exceed the total amount of available assets that the Firm holds in Russia. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full or the Firm could be prevented from complying with its obligations.
SEC Inquiries. The Firm is responding to requests from the SEC regarding aspects of certain advisory programs within J.P. Morgan Securities LLC, including aggregation of accounts for billing, discounting advisory fees, and selecting portfolio managers. Separately, the Firm is responding to requests from the SEC in connection with the timing of the Firm’s liquidation of shares distributed in-kind to certain investment vehicles that invest in third-party managed private funds. The Firm continues to cooperate and is currently engaged in resolution discussions with the SEC. There is no assurance that such discussions will result in resolutions
Securities Lending Antitrust Litigation. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Prime, Inc., and J.P. Morgan Strategic Securities Lending Corp. are named as defendants in a putative class action filed in the United States District Court for the Southern District of New York. The complaint asserts violations of federal antitrust law and New York State common law in connection with an alleged conspiracy to prevent the emergence of anonymous exchange trading for securities lending transactions. The settlement of this action by the parties has been preliminarily approved, and is subject to final court approval.
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
Trading Venues Investigations. The Firm has been responding to government inquiries regarding its processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms. The Firm self-identified that certain trading and order data through the CIB was not feeding into its trade surveillance platforms. The Firm has completed enhancements to the CIB’s venue inventory and data completeness controls, and other remediation is underway. The Firm has also performed a review of the data not originally surveilled and has not identified any employee misconduct, harm to clients or the market. While the identified gaps represent a fraction of the overall activity across the CIB, the data gap on one venue, which largely consisted of sponsored client access activity, was significant. The Firm is dedicated to maintaining rigorous controls and continuously enhancing the reliability of its trade infrastructure. The Firm entered into resolutions with the OCC and the Board of Governors of the FRB in March 2024 and with the Commodity Futures Trading Commission in May 2024. The resolutions required the Firm to, among other things, pay aggregate civil penalties of $450 million, which the Firm has paid, and to complete the Firm’s remediation. The Firm has also engaged an independent compliance consultant as required by the resolutions. The Firm does not expect any disruption of service to clients as a result of these resolutions.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $317 million and $420 million for the three months ended June 30, 2024 and 2023, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments
The Firm is managed on an LOB basis. Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm now has three reportable business segments: Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management. In addition, there is a Corporate segment.
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
Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of JPMorgan Chase’s business segments.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2024 and 2023, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$3,996	$3,543	$12,744	$11,637	$3,633	$3,358
Net interest income	13,705	13,690	5,173	4,870	1,619	1,585
Total net revenue	17,701	17,233	17,917	16,507	5,252	4,943
Provision for credit losses	2,643	1,862	384	1,135	20	145
Noninterest expense	9,425	8,313	9,166	8,194	3,543	3,163
Income/(loss) before income tax expense/(benefit)	5,633	7,058	8,367	7,178	1,689	1,635
Income tax expense/(benefit)	1,423	1,752	2,470	1,878	426	409
Net income/(loss)	$4,210	$5,306	$5,897	$5,300	$1,263	$1,226
Average equity	$54,500	$54,346	$132,000	$137,505	$15,500	$16,670
Total assets	638,493	620,193	1,939,038	1,737,334	247,353	247,118
ROE	30%	38%	17%	15%	32%	29%
Overhead ratio	53	48	51	50	67	64

As of or for the three months ended June 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2024		2023	2024	2023	2024		2023
Noninterest revenue	$7,758	(b)	$1,980	$(677)	$(990)	$27,454	(b)	$19,528
Net interest income	2,364		1,738	(115)	(104)	22,746		21,779
Total net revenue	10,122		3,718	(792)	(1,094)	50,200		41,307
Provision for credit losses	5		(243)	—	—	3,052		2,899
Noninterest expense	1,579	(c)	1,152	—	—	23,713	(c)	20,822
Income/(loss) before income tax expense/(benefit)	8,538		2,809	(792)	(1,094)	23,435		17,586
Income tax expense/(benefit)	1,759		169	(792)	(1,094)	5,286		3,114
Net income/(loss)	$6,779		$2,640	$—	$—	$18,149		$14,472
Average equity	$106,763		$69,364	$—	$—	$308,763		$277,885
Total assets	1,318,119		1,263,595	NA	NA	4,143,003		3,868,240
ROE	NM		NM	NM	NM	23%		20%
Overhead ratio	NM		NM	NM	NM	47		50
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)Included $7.9 billion net gain related to Visa shares. Refer to Note 2 for additional information.
(c)Included $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Note 5 for additional information.

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$7,941	$7,166	$24,905	$23,941	$7,147	$6,691
Net interest income	27,413	26,523	10,596	9,677	3,214	3,036
Total net revenue	35,354	33,689	35,501	33,618	10,361	9,727
Provision for credit losses	4,556	3,264	385	1,610	(37)	173
Noninterest expense	18,722	16,378	17,890	16,985	7,003	6,254
Income/(loss) before income tax expense/(benefit)	12,076	14,047	17,226	15,023	3,395	3,300
Income tax expense/(benefit)	3,035	3,498	4,707	3,955	842	707
Net income/(loss)	$9,041	$10,549	$12,519	$11,068	$2,553	$2,593
Average equity	$54,500	$53,180	$132,000	$137,005	$15,500	$16,337
Total assets	638,493	620,193	1,939,038	1,737,334	247,353	247,118
ROE	33%	39%	18%	16%	32%	31%
Overhead ratio	53	49	50	51	68	64

As of or for the six months ended June 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2024		2023	2024	2023	2024		2023
Noninterest revenue	$7,483	(b)	$1,225	$(1,170)	$(1,857)	$46,306	(b)	$37,166
Net interest income	4,841		3,478	(236)	(224)	45,828		42,490
Total net revenue	12,324		4,703	(1,406)	(2,081)	92,134		79,656
Provision for credit losses	32		127	—	—	4,936		5,174
Noninterest expense	2,855	(c)	1,312	—	—	46,470	(c)	40,929
Income/(loss) before income tax expense/(benefit)	9,437		3,264	(1,406)	(2,081)	40,728		33,553
Income tax expense/(benefit)	1,982		380	(1,406)	(2,081)	9,160		6,459
Net income/(loss)	$7,455		$2,884	$—	$—	$31,568		$27,094
Average equity	$102,519		$68,038	$—	$—	$304,519		$274,560
Total assets	1,318,119		1,263,595	NA	NA	4,143,003		3,868,240
ROE	NM		NM	NM	NM	20%		19%
Overhead ratio	NM		NM	NM	NM	50		51
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)Included $7.9 billion net gain related to Visa shares. Refer to Note 2 for additional information.
(c)Included $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Note 5 for additional information.

Note 26 – Business combinations
On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. The acquisition resulted in a bargain purchase gain, which represents the excess of the estimated fair value of the net assets acquired above the purchase price.
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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. As the one-year measurement period permitted by U.S. GAAP has now concluded, management has finalized its fair value estimates for the assets acquired and liabilities assumed. The final bargain purchase gain of $2.9 billion reflects adjustments made during the measurement period to the fair value of the net assets acquired, including an increase of $119 million and $103 million for the three and six months ended June 30, 2024, respectively. Certain matters related to the final settlement remain outstanding between the Firm and the FDIC. Any subsequent adjustments will not impact the final bargain purchase gain and will be reflected in Other income.
Refer to Note 34 of JPMorgan Chase’s 2023 Form 10-K for further information on the First Republic acquisition.

The computation of the purchase price, the fair values of the assets acquired and liabilities assumed as part of the First Republic acquisition and the related bargain purchase gain are presented below, and reflects adjustments made during the measurement period to the acquisition-date fair value of the net assets acquired.

Fair value purchase price allocation as of May 1, 2023
(in millions)
Purchase price consideration
Amounts paid/due to the FDIC, net of cash acquired(a)	$13,555
Purchase Money Note (at fair value)(b)	48,848
Settlement of First Republic deposit and other related party transactions(c)	5,447
Contingent consideration - Shared-loss agreements	15
Purchase price consideration	$67,865

Assets
Securities	$30,285
Loans	153,242
Core deposit and customer relationship intangibles	1,455
Indemnification assets - Shared-loss agreements	675
Accounts receivable and other assets(d)	6,740
Total assets acquired	$192,397

Liabilities
Deposits	$87,572
FHLB advances	27,919
Lending-related commitments	2,614
Accounts payable and other liabilities(d)	2,792
Deferred tax liabilities	757
Total liabilities assumed	$121,654

Fair value of net assets acquired	$70,743
Gain on acquisition, after income taxes	$2,878
(a)Net of cash acquired of $680 million, and including disputed amounts.
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
Loans
The following table presents the unpaid principal balance ("UPB") and fair values of the loans acquired as of May 1, 2023, and reflects adjustments made during the measurement period to the acquisition-date fair value of the loans acquired.

	May 1, 2023
(in millions)	UPB	Fair value
Residential real estate	$106,240	$92,053
Auto and other	3,093	2,030
Total consumer	109,333	94,083
Secured by real estate	37,117	33,602
Commercial & industrial	4,332	3,932
Other	23,499	21,625
Total wholesale	64,948	59,159
Total loans	$174,281	$153,242

Unaudited pro forma condensed combined financial information
The following table presents certain unaudited pro forma financial information for the three and six months ended June 30, 2023 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.7 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets, loans and lending-related commitments.
The Firm expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2022, nor is it indicative of the results of operations in future periods.

	Three months ended June 30,	Six months ended June 30,
(in millions)	2023	2023
Noninterest revenue	$16,924	$34,832
Net interest income	22,184	44,084
Net income	13,565	26,726

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2024, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 2, 2024

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$512,150	$6,059	4.76%		$495,018	$5,189	4.20%
Federal funds sold and securities purchased under resale agreements	370,817	4,821	5.23		326,563	3,767	4.63
Securities borrowed	195,877	2,177	4.47		191,393	1,866	3.91
Trading assets – debt instruments	452,933	5,005	4.44		391,945	4,025	4.12
Taxable securities	552,909	5,124	3.73		578,876	4,194	2.91
Nontaxable securities(a)	27,135	349	5.17		32,676	390	4.79
Total investment securities	580,044	5,473	3.80	(g)	611,552	4,584	3.01	(g)
Loans	1,313,085	22,954	7.03		1,238,237	20,351	6.59
All other interest-earning assets(b)(c)	84,819	2,139	10.14		89,072	1,966	8.85
Total interest-earning assets	3,509,725	48,628	5.57		3,343,780	41,748	5.01
Allowance for loan losses	(22,273)				(20,055)
Cash and due from banks	22,136				25,228
Trading assets – equity and other instruments	221,382				169,558
Trading assets – derivative receivables	57,175				63,339
Goodwill, MSRs and other intangible Assets	64,452				62,530
All other noninterest-earning assets	218,846				207,008
Total assets	$4,071,443				$3,851,388
Liabilities
Interest-bearing deposits	$1,722,856	$12,421	2.90%		$1,715,699	$9,591	2.24%
Federal funds purchased and securities loaned or sold under repurchase agreements	375,371	5,108	5.47		263,718	3,400	5.17
Short-term borrowings	38,234	502	5.27		35,335	428	4.87
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	318,703	2,604	3.29		293,269	2,373	3.25
Beneficial interests issued by consolidated VIEs	26,222	352	5.40		15,947	197	4.95
Long-term debt	342,516	4,780	5.61		294,239	3,876	5.28
Total interest-bearing liabilities	2,823,902	25,767	3.67		2,618,207	19,865	3.04
Noninterest-bearing deposits	648,327				671,715
Trading liabilities – equity and other instruments(e)	30,456				28,513
Trading liabilities – derivative payables	37,538				46,934
All other liabilities, including the allowance for lending-related commitments	196,590				180,730
Total liabilities	3,736,813				3,546,099
Stockholders’ equity
Preferred stock	25,867				27,404
Common stockholders’ equity	308,763				277,885
Total stockholders’ equity	334,630				305,289
Total liabilities and stockholders’ equity	$4,071,443				$3,851,388
Interest rate spread			1.90%				1.97%
Net interest income and net yield on interest-earning assets		$22,861	2.62			$21,883	2.62
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
(e)The combined balance of trading liabilities – debt and equity instruments was $192.3 billion and $153.7 billion for the three months ended June 30, 2024 and 2023, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.76% and 2.96% for the three months ended June 30, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$523,929	$12,445	4.78%		$500,311	$10,008	4.03%
Federal funds sold and securities purchased under resale agreements	347,402	9,036	5.23		319,911	6,898	4.35
Securities borrowed	194,211	4,343	4.50		192,114	3,582	3.76
Trading assets – debt instruments	437,725	9,608	4.41		374,908	7,685	4.13
Taxable securities	551,486	9,995	3.64		587,750	8,161	2.80
Nontaxable securities(a)	28,559	725	5.11		29,022	698	4.85
Total investment securities	580,045	10,720	3.72	(g)	616,772	8,859	2.90	(g)
Loans	1,312,332	45,885	7.03		1,184,231	38,105	6.49
All other interest-earning assets(b)(c)	81,976	4,150	10.18		92,372	3,735	8.15
Total interest-earning assets	3,477,620	96,187	5.56		3,280,619	78,872	4.85
Allowance for loan losses	(22,320)				(19,593)
Cash and due from banks	22,881				25,640
Trading assets – equity and other instruments	206,082				160,868
Trading assets – derivative receivables	57,405				63,929
Goodwill, MSRs and other intangible Assets	64,427				61,697
All other noninterest-earning assets	213,945				207,913
Total assets	$4,020,040				$3,781,073
Liabilities
Interest-bearing deposits	$1,724,499	$24,655	2.88%		$1,692,993	$17,228	2.05%
Federal funds purchased and securities loaned or sold under repurchase agreements	335,177	9,077	5.45		258,045	6,204	4.85
Short-term borrowings	38,381	1,037	5.42		37,039	849	4.63
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	310,849	5,240	3.39		285,467	4,344	3.07
Beneficial interests issued by consolidated VIEs	26,815	716	5.37		14,722	344	4.71
Long-term debt	341,464	9,398	5.53		271,912	7,189	5.33
Total interest-bearing liabilities	2,777,185	50,123	3.63		2,560,178	36,158	2.85
Noninterest-bearing deposits	648,486				661,138
Trading liabilities – equity and other instruments(e)	29,539				29,137
Trading liabilities – derivative payables	38,707				48,139
All other liabilities, including the allowance for lending-related commitments	194,694				180,517
Total liabilities	3,688,611				3,479,109
Stockholders’ equity
Preferred stock	26,910				27,404
Common stockholders’ equity	304,519				274,560
Total stockholders’ equity	331,429				301,964
Total liabilities and stockholders’ equity	$4,020,040				$3,781,073
Interest rate spread			1.93%				2.00%
Net interest income and net yield on interest-earning assets		$46,064	2.66			$42,714	2.63
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
(e)The combined balance of trading liabilities – debt and equity instruments was $183.2 billion and $148.5 billion for the six months ended June 30, 2024 and 2023, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.68% and 2.85% for the six months ended June 30, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
CIB: Commercial & Investment Bank
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
Preferred stock dividends: reflects dividends declared and deemed dividends upon redemption of preferred stock

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
Commercial & Investment Bank (“CIB”)
Definition of selected CIB revenue:
Investment Banking: Includes investment banking fees as well as other revenues associated with investment banking activities and services including advising on corporate strategy and structure, and capital-raising in equity and debt markets.
Payments: reflects revenue from cash management solutions, including services that enable clients to manage payments globally across liquidity and account solutions, commerce solutions, clearing, trade and working capital.
Lending: includes revenue from a variety of financing alternatives, which includes on a secured basis.
Other: includes tax-equivalent adjustments generated from Community Development Banking and activity derived from principal transactions.
Fixed Income Markets: primarily includes revenue related to market-making and lending across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.
Equity Markets: primarily includes revenue related to market-making and lending across global equity markets, including cash, derivative and prime brokerage products.
Securities Services: revenues are primarily generated from net interest income, asset based fees, and transaction based fees. Our core product offering is organized into four key areas: custody, fund services, liquidity and trading services, and data solutions. These services are marketed primarily to institutional investors.
Description of certain business metrics:
Assets under custody (“AUC”): represents activities associated with the safekeeping and servicing of assets on which Securities Services earns fees.
Investment banking fees: represents advisory, equity underwriting, bond underwriting and loan syndication fees.
Description of CIB client coverage segment for Banking and Payments revenue:
Global Corporate Banking & Global Investment Banking: provides banking products and services generally to large corporations, financial institutions and merchants.
Commercial Banking: provides banking products and services generally to middle market clients, including start-ups, small and mid-sized companies, local governments, municipalities, and nonprofits, as well as to commercial real estate clients.
Other: includes amounts related to credit protection purchased against certain retained loans and lending-related commitments in Lending, the impact of equity investments in Payments and revenues not aligned with a primary client coverage segment.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 162 of JPMorgan Chase’s 2023 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2023 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2023 Form 10-K and Forward-Looking Statements on page 90 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2023 Form 10-K for information on Supervision and Regulation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2023 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2024 were as follows:

Six months ended June 30, 2024	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	15,869,936	$179.50	$2,849	$16,886
April	4,306,651	$191.55	$824	$16,062
May	12,727,717	198.35	2,525	13,537
June	9,985,362	197.17	1,969	11,568
Second quarter	27,019,730	$196.83	$5,318	$11,568
Year-to-date	42,889,666	$190.42	$8,167	$11,568
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
During the second quarter of 2024, no director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer") adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c).

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2024 and 2023, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2024 and December 31, 2023, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2024 and 2023, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 2, 2024