Form 10-Q
period 2024-09-30
JPMORGAN CHASE & CO
filed 2024-10-30
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2024	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of September 30, 2024: 2,815,340,422

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)							Nine months ended Sep 30,
	3Q24	2Q24		1Q24	4Q23	3Q23	2024	2023
Selected income statement data
Total net revenue	$42,654	$50,200	(f)	$41,934	$38,574	$39,874	$134,788	$119,530
Total noninterest expense	22,565	23,713	(f)	22,757	24,486	21,757	69,035 (f)	62,686
Pre-provision profit(a)	20,089	26,487		19,177	14,088	18,117	65,753	56,844
Provision for credit losses	3,111	3,052		1,884	2,762	1,384	8,047	6,558
Income before income tax expense	16,978	23,435		17,293	11,326	16,733	57,706	50,286
Income tax expense	4,080	5,286		3,874	2,019	3,582	13,240	10,041
Net income	$12,898	$18,149		$13,419	$9,307	$13,151	$44,466	$40,245

Earnings per share data
Net income: Basic	$4.38	$6.13		$4.45	$3.04	$4.33	$14.97	$13.20
Diluted	4.37	6.12		4.44	3.04	4.33	14.94	13.18
Average shares: Basic	2,860.6	2,889.8		2,908.3	2,914.4	2,927.5	2,886.2	2,946.6
Diluted	2,865.9	2,894.9		2,912.8	2,919.1	2,932.1	2,891.2	2,951.0

Market and per common share data
Market capitalization	593,643	575,463		575,195	489,320	419,254	593,643	419,254
Common shares at period-end	2,815.3	2,845.1		2,871.6	2,876.6	2,891.0	2,815.3	2,891.0
Book value per share	115.15	111.29		106.81	104.45	100.30	115.15	100.30
Tangible book value per share (“TBVPS”)(a)	96.42	92.77		88.43	86.08	82.04	96.42	82.04
Cash dividends declared per share	1.25	1.15		1.15	1.05	1.05	3.55	3.05

Selected ratios and metrics
Return on common equity (“ROE”)(b)	16%	23%		17%	12%	18%	19%	19%
Return on tangible common equity (“ROTCE”)(a)(b)	19	28		21	15	22	23	23
Return on assets(b)	1.23	1.79		1.36	0.95	1.36	1.46	1.42
Overhead ratio	53	47		54	63	55	51	52
Loans-to-deposits ratio	55	55		54	55	55	55	55
Firm Liquidity coverage ratio (“LCR”) (average)(c)	114	112		112	113	112	114	112
JPMorgan Chase Bank, N.A. LCR (average)(c)	121	125		129	129	123	121	123
Common equity Tier 1 (“CET1”) capital ratio(d)(e)	15.3	15.3		15.0	15.0	14.3	15.3	14.3
Tier 1 capital ratio(d)(e)	16.4	16.7		16.4	16.6	15.9	16.4	15.9
Total capital ratio(d)(e)	18.2	18.5		18.2	18.5	17.8	18.2	17.8
Tier 1 leverage ratio(d)	7.1	7.2		7.2	7.2	7.1	7.1	7.1
Supplementary leverage ratio (“SLR”)(d)	6.0	6.1		6.1	6.1	6.0	6.0	6.0

Selected balance sheet data (period-end)
Trading assets	$787,489	$733,882		$754,409	$540,607	$601,993	$787,489	$601,993
Investment securities, net of allowance for credit losses	634,502	589,998		570,679	571,552	585,380	634,502	585,380
Loans	1,340,011	1,320,700		1,309,616	1,323,706	1,310,059	1,340,011	1,310,059
Total assets	4,210,048	4,143,003		4,090,727	3,875,393	3,898,333	4,210,048	3,898,333
Deposits	2,430,772	2,396,530		2,428,409	2,400,688	2,379,526	2,430,772	2,379,526
Long-term debt	410,157	394,028		395,872	391,825	362,793	410,157	362,793
Common stockholders’ equity	324,186	316,652		306,737	300,474	289,967	324,186	289,967
Total stockholders’ equity	345,836	340,552		336,637	327,878	317,371	345,836	317,371
Employees	316,043	313,206		311,921	309,926	308,669	316,043	308,669

Credit quality metrics
Allowances for credit losses	$26,543	$25,514		$24,695	$24,765	$24,155	$26,543	$24,155
Allowance for loan losses to total retained loans	1.86%	1.81%		1.77%	1.75%	1.73%	1.86%	1.73%
Nonperforming assets	$8,628	$8,423		$8,265	$7,597	$8,131	$8,628	$8,131
Net charge-offs	2,087	2,231		1,956	2,164	1,497	6,274	4,045
Net charge-off rate	0.65%	0.71%		0.62%	0.68%	0.47%	0.66%	0.46%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)For the nine months ended September 30, 2024 and 2023, the percentage represents average ratios for the three months ended September 30, 2024 and 2023.
(d)The ratios reflect the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(e)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 44-49 for additional information.
(f)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Consolidated Results of Operations on pages 9–14 of this Form 10-Q, and Notes 2 and 5 of the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 for additional information on the exchange offer for Visa Class B-1 common stock.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2024.
This Quarterly Report on Form 10-Q for the third quarter of 2024 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 192–199 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 88 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $4.2 trillion in assets and $345.8 billion in stockholders’ equity as of September 30, 2024. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
Business Segment Reorganization: Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm has three reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale businesses are the Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) segments. Refer to Business Segment Results on pages 20-21 of this Form 10-Q and Recent events on page 52 of the 2023 Form 10-K for additional information on the reorganization, as well as Note 25 of this Form 10-Q and Note 32 of the 2023 Form 10-K, for a description of the Firm’s business segments and the products and services they provide to their respective client bases.
First Republic: On May 1, 2023, JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). References in this Form 10-Q to "associated with First Republic," "impact of First Republic" or similar expressions refer to the relevant effects of the First Republic acquisition, as well as subsequent related business and activities, as applicable. Refer to Note 26 for additional information.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Selected income statement data
Noninterest revenue	$19,249	$17,148	12%	$65,555	$54,314	21%
Net interest income	23,405	22,726	3	69,233	65,216	6
Total net revenue	42,654	39,874	7	134,788	119,530	13
Total noninterest expense	22,565	21,757	4	69,035	62,686	10
Pre-provision profit	20,089	18,117	11	65,753	56,844	16
Provision for credit losses	3,111	1,384	125	8,047	6,558	23
Net income	12,898	13,151	(2)	44,466	40,245	10
Diluted earnings per share	4.37	4.33	1	14.94	13.18	13
Selected ratios and metrics
Return on common equity	16%	18%		19%	19%
Return on tangible common equity	19	22		23	23
Book value per share	$115.15	$100.30	15	$115.15	$100.30	15
Tangible book value per share	96.42	82.04	18	96.42	82.04	18
Capital ratios(a)(b)
CET1 capital	15.3%	14.3%		15.3%	14.3%
Tier 1 capital	16.4	15.9		16.4	15.9
Total capital	18.2	17.8		18.2	17.8
Memo:
NII excluding Markets(c)	$23,447	$23,173	1	$69,405	$66,479	4
NIR excluding Markets(c)	12,716	10,896	17	44,492	33,827	32
Markets(c)	7,152	6,617	8	22,958	22,117	4
Total net revenue - managed basis	$43,315	$40,686	6	$136,855	$122,423	12
(a)The ratios reflect the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2023 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 44-49 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the third quarter of 2024 versus the third quarter of 2023, unless otherwise specified.
Firmwide overview
For the third quarter of 2024, JPMorgan Chase reported net income of $12.9 billion, down 2%, earnings per share of $4.37, ROE of 16% and ROTCE of 19%.
•Total net revenue was $42.7 billion, up 7%, reflecting:
–Net interest income ("NII") of $23.4 billion, up 3%, driven by the impact of balance sheet mix and reinvestments in the investment securities portfolio, higher revolving balances in Card Services, higher Markets net interest income, and higher wholesale deposit balances, largely offset by lower average deposit balances in CCB and deposit margin compression across the lines of business. NII excluding Markets was $23.4 billion, up 1%.
–Noninterest revenue ("NIR") was $19.2 billion, up 12%, predominantly driven by lower net investment securities losses in Treasury and CIO, higher asset management fees in AWM and CCB, and higher investment banking fees.
•Noninterest expense was $22.6 billion, up 4%, driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees, partially offset by lower legal expense.
•The provision for credit losses was $3.1 billion, reflecting $2.1 billion of net charge-offs and a net addition to the allowance for credit losses of $1.0 billion. Net charge-offs increased by $590 million, predominantly driven by the seasoning of newer vintages and continued credit normalization in Card Services. The net addition to the allowance for credit losses included $882 million in consumer, driven by Card Services, and $144 million in wholesale.

The provision in the prior year was $1.4 billion, reflecting $1.5 billion of net charge-offs and a $113 million net reduction in the allowance for credit losses.
•The total allowance for credit losses was $26.5 billion at September 30, 2024. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.86%, compared with 1.73% in the prior year.
•The Firm’s nonperforming assets totaled $8.6 billion at September 30, 2024, up 6%, driven by higher wholesale nonaccrual loans, which reflected downgrades in Real Estate, concentrated in Office, partially offset by net sales of consumer nonaccrual loans. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 64-72 and pages 60-63, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 1%, driven by higher loans across the lines of business.
•Firmwide average deposits of $2.4 trillion were up 1%, reflecting:
–net inflows in Payments and Securities Services,
–the impact of new and existing product offerings in AWM, and
–higher balances in Corporate related to the Firm's international consumer initiatives, largely offset by
–a decline in CCB in existing accounts primarily due to increased customer spending.
Refer to Liquidity Risk Management on pages 50-57 for additional information.

Selected capital and other metrics
•CET1 capital was $273 billion, and the Standardized and Advanced CET1 ratios were 15.3% and 15.5%, respectively.
•SLR was 6.0%.
•TBVPS grew 18%, ending the third quarter of 2024 at $96.42.
•As of September 30, 2024, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $868 billion and unencumbered marketable securities with a fair value of approximately $608 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 50-57 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 9–14 and pages 15–16, respectively, for a further discussion of the Firm's results, including the provision for credit losses.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the third quarter of 2024.

CCB ROE 29%
•Average deposits down 8% year-over-year ("YoY"), down 2% quarter-over-quarter ("QoQ"); client investment assets up 21%
•Average loans up 1% YoY, flat QoQ; Card Services net charge-off rate of 3.24%
•Debit and credit card sales volume(a) up 6%
•Active mobile customers(b) up 7%

CIB ROE 17%
•Investment Banking fees up 31% YoY, down 4% QoQ; #1 ranking for Global Investment Banking fees with 9.1% wallet share YTD
•Markets revenue up 8%, with Fixed Income Markets flat and Equity Markets up 27%
•Average Banking & Payments loans down 2% YoY, down 1% QoQ; average client deposits(c) up 7% YoY, up 3% QoQ

AWM ROE 34%	•Assets under management ("AUM") of $3.9 trillion, up 23% •Average loans up 2% YoY and QoQ; average deposits up 17% YoY including the allocation of First Republic deposits to AWM in 4Q23(d), up 4% QoQ
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
(d)In the fourth quarter of 2023, CCB transferred certain deposits associated with First Republic to AWM and CIB.
Refer to the Business Segment Results on pages 20-42 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2024, consisting of approximately:

$2.0 trillion	Total credit provided and capital raised (including loans and commitments)

$185 billion	Credit for consumers

$30 billion	Credit for U.S. small businesses

$1.9 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$50 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On October 17, 2024, JPMorgan Chase announced that Brad D. Smith, 60, had been elected as a director of the Firm, effective January 21, 2025. Mr. Smith is the President of Marshall University and served as Chief Executive Officer of Intuit from 2008 to 2018.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 88 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9-33 of the 2023 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2024 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2024
•Management expects net interest income to be approximately $92.5 billion and net interest income excluding Markets to be approximately $91.5 billion, market dependent.
•Management expects adjusted expense to be approximately $91.5 billion, market dependent.
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
Refer to Note 26 for additional information on First Republic.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2024 and 2023, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 84-86 of this Form 10-Q and pages 155–158 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.
Visa shares: On April 8, 2024, Visa Inc. commenced an initial exchange offer for its Class B-1 common shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa Class B-1 common shares in exchange for a combination of Visa Class B-2 common shares and Visa Class C common shares (“Visa C shares”), resulting in a $7.9 billion net gain on the share exchange recorded in the second quarter of 2024. As of September 30, 2024, the Firm had disposed of all of its Visa C shares through sales and through a donation to the Firm’s Foundation. Refer to Market Risk Management on pages 77-82, and Notes 2 and 5 for additional information.
First Republic: JPMorgan Chase acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC on May 1, 2023. As a result, the year-to-date results include the nine-month impact of First Republic compared with five months in the prior-year period. Where meaningful to the results, this is referred to in this Form 10-Q as the "timing impact" of First Republic. Refer to Notes 5 and 26 for additional information.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024		2023		Change
Investment banking fees	$2,231	$1,722	30%	$6,489		$4,884		33%
Principal transactions	5,988	6,210	(4)	19,592		20,735		(6)
Lending- and deposit-related fees	1,924	2,039	(6)	5,654		5,487		3
Asset management fees	4,479	3,904	15	12,927		11,143		16
Commissions and other fees	1,936	1,705	14	5,665		5,139		10
Investment securities losses	(16)	(669)	98	(929)		(2,437)		62
Mortgage fees and related income	402	414	(3)	1,025		913		12
Card income	1,345	1,209	11	3,895		3,537		10
Other income(a)(b)	960	614	56	11,237	(c)	4,913	(d)	129
Noninterest revenue	19,249	17,148	12	65,555		54,314		21
Net interest income	23,405	22,726	3	69,233		65,216		6
Total net revenue	$42,654	$39,874	7%	$134,788		$119,530		13%
(a)    Included operating lease income of $706 million and $695 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 billion and $2.2 billion for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 5 for additional information.
(b)    Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments that was previously recognized in other income is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
(c)    Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 5 for additional information.
(d)    Included the estimated bargain purchase gain of $2.8 billion for the nine months ended September 30, 2023 associated with the First Republic acquisition. Refer to Notes 5 and 26 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by higher industry-wide issuances in high-grade and high-yield bonds, as well as wallet share gains in investment-grade loans,
•higher advisory fees predominantly driven by the closing of several large transactions, and
•higher equity underwriting fees driven by increased industry-wide fees in follow-on offerings and wallet share gains in convertible securities offerings.
Refer to CIB segment results on pages 27-34 and Note 5 for additional information.

Principal transactions revenue decreased driven by:
•lower Fixed Income Markets revenue across most businesses, and
•a loss of $109 million in Credit Adjustments & Other in CIB, compared with a loss of $61 million in the prior year, predominantly offset by
•higher Equity Markets revenue in Prime Finance and Equity Derivatives.
The decrease in principal transactions revenue also included lower revenue in Treasury and CIO.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income.

The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB and Corporate segment results on pages 27-34 and pages 40-42, respectively, and Note 5 for additional information.
Lending- and deposit-related fees decreased driven by:
•a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic in AWM, and to a lesser extent in CIB, partially offset by
•higher other lending- and deposit-related fees in CIB.
Refer to CIB and AWM segment results on pages 27-34 and pages 35-39, respectively, and Note 5 for additional information.
Asset management fees increased driven by higher average market levels in AWM and CCB, and net inflows in AWM. Refer to CCB and AWM segment results on pages 22-26 and pages 35-39, respectively, and Note 5 for additional information.
Commissions and other fees increased, predominantly due to higher brokerage commissions and fees, higher custody fees primarily in CIB, as well as higher annuity sales commissions in CCB. Refer to CCB, CIB and AWM segment results on pages 22-26, pages 27-34 and pages 35-39, respectively, and Note 5 for additional information.
Investment securities losses decreased, reflecting lower net losses associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate segment results on pages 40-42 and Note 9 for additional information.
Refer to CCB segment results on pages 22-26 and Note 14 for information on mortgage fees and related income.
Card income increased in CCB, reflecting higher annual fees, and higher net interchange on increased debit and credit card sales volume, partially offset by an increase in amortization related to new account origination costs. Refer to CCB segment results on pages 22-26 and Note 5 for additional information.
Other income increased, reflecting:
•an increase associated with other equity investments in Corporate, primarily driven by a net gain compared to a net loss in the prior year related to Visa shares, and
•the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income now being recognized in income tax expense, partially offset by
•the absence of the prior-year adjustment to the estimated bargain purchase gain associated with the First Republic acquisition in Corporate.
Both periods included impairment losses related to certain equity investments in CIB.
Refer to Notes 1, 5 and 13 for additional information on the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance; Notes 2 and 5 for additional information on Visa shares and Notes 5 and 26 for additional information on the First Republic acquisition.
Net interest income increased, driven by the impact of balance sheet mix and reinvestments in the investment securities portfolio; higher revolving balances in Card Services; higher Markets net interest income; and higher wholesale deposit balances. These factors were largely offset by lower average deposit balances in CCB and deposit margin compression across the lines of business.
The Firm’s average interest-earning assets were $3.6 trillion, up $290 billion, and the yield was 5.55%, up 23 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.58%, a decrease of 14 bps. The net yield excluding Markets was 3.86%, down 3 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 190 for further information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of net yield excluding Markets.
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by higher industry-wide issuances in leveraged loans, high-grade and high-yield bonds,
•higher equity underwriting fees driven by higher IPOs, follow-on, and convertible securities offerings, and
•higher advisory fees predominantly driven by increased M&A activity.
Principal transactions revenue decreased driven by:
•lower Fixed Income Markets revenue, reflecting the net impact of declines across macro businesses and higher revenue in Securitized Products, predominantly offset by
•higher Equity Markets revenue in Prime Finance and Equity Derivatives.
The decrease in principal transactions revenue also included lower revenue in Treasury and CIO.
Lending- and deposit-related fees increased, reflecting in CIB, higher lending-related fees, including loan commitment fees, and higher deposit-related fees, including cash management fees in Payments, on higher volume. These factors were largely offset by a decline in the amortization of the fair value discount, primarily in AWM, as certain of the acquired First Republic lending-related commitments have expired.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB, as well as the timing impact of First Republic in CCB.

Commissions and other fees increased, predominantly due to higher brokerage commissions and fees, and custody fees, in both CIB and AWM, as well as higher annuity sales commissions in CCB.
Investment securities losses decreased, reflecting lower losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO.
Mortgage fees and related income increased in Home Lending, reflecting higher production revenue, which included the timing impact of First Republic.
Card income increased in CCB, reflecting higher net interchange on increased debit and credit card sales volume, as well as higher annual fees, partially offset by an increase in amortization related to new account origination costs.
Other income increased, reflecting:
•in Corporate
–the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
–the absence of the prior-year $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition, and
•the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income now being recognized in income tax expense.
Both periods included impairment losses related to certain equity investments in CIB.
The prior year included a gain of $339 million on the original minority interest in China International Fund Management ("CIFM") in AWM.
Refer to AWM segment results on pages 35-39 for additional information on CIFM.

Net interest income increased, driven by the impact of balance sheet mix, reinvestments in the investment securities portfolio, and higher rates; higher revolving balances in Card Services; the timing impact of First Republic; higher Markets net interest income; and higher wholesale deposit balances. These factors were largely offset by deposit margin compression across the lines of business and lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.5 trillion, up $228 billion, and the yield was 5.56%, up 55 bps. The net yield on these assets, on an FTE basis, was 2.64%, a decrease of 2 bps. The net yield excluding Markets was 3.85%, relatively flat when compared to the prior year.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Consumer, excluding credit card	$145	$(75)	NM	$366	$728	(50)%
Credit card	2,666	1,527	75%	6,932	4,073	70
Total consumer	2,811	1,452	94	7,298	4,801	52
Wholesale	302	(81)	NM	702	1,730	(59)
Investment securities	(2)	13	NM	47	27	74
Total provision for credit losses	$3,111	$1,384	125%	$8,047	$6,558	23%
Quarterly results
The provision for credit losses was $3.1 billion, reflecting $2.1 billion of net charge-offs and a $1.0 billion net addition to the allowance for credit losses.
Net charge-offs included $1.9 billion in consumer, predominantly driven by Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $158 million in wholesale.
The net addition to the allowance for credit losses consisted of:
•$882 million in consumer, driven by Card Services, due to growth in revolving balances and changes in certain macroeconomic variables, and
•$144 million in wholesale, reflecting the impact of changes in the loan and lending-related commitment portfolios, and net downgrade activity, primarily in Real Estate, partially offset by changes in certain macroeconomic variables.
The provision in the prior year was $1.4 billion, reflecting net charge-offs of $1.5 billion and a $113 million net reduction in the allowance for credit losses.
Refer to CCB segment results on pages 22-26, CIB on pages 27-34, AWM on pages 35-39, and Corporate on pages 40-42; Allowance for Credit Losses on pages 73-75; Critical Accounting Estimates Used by the Firm on pages 84-86; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $8.0 billion, reflecting $6.3 billion of net charge-offs and a $1.8 billion net addition to the allowance for credit losses.
Net charge-offs included $5.8 billion in consumer, predominantly driven by Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $511 million in wholesale, including in Real Estate, concentrated in Office.
The net addition to the allowance for credit losses consisted of:
•$1.5 billion in consumer, reflecting:
–a $1.7 billion net addition in Card Services, due to loan growth, reflecting higher revolving balances, including the seasoning of newer vintages, and changes in certain macroeconomic variables, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•$191 million in wholesale, reflecting:
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024, partially offset by
–changes in certain macroeconomic variables and the impact of changes in the loan and lending-related commitment portfolios.
The provision in the prior year was $6.6 billion, reflecting net charge-offs of $4.0 billion and a $2.5 billion net addition to the allowance for credit losses, which included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024		2023	Change
Compensation expense	$12,817	$11,726	9%	$38,888		$34,618	12%
Noncompensation expense:
Occupancy	1,258	1,197	5	3,717		3,382	10
Technology, communications and equipment(a)	2,447	2,386	3	7,315		6,837	7
Professional and outside services	2,780	2,620	6	8,050		7,629	6
Marketing	1,258	1,126	12	3,639		3,293	11
Other expense	2,005	2,702	(26)	7,426	(d)	6,927	7
Total noncompensation expense	9,748	10,031	(3)	30,147		28,068	7
Total noninterest expense	$22,565	$21,757	4%	$69,035		$62,686	10%
Certain components of other expense(b)
Legal expense	$259	$665		$504		$1,261
FDIC-related expense	312	342		1,576		997
Operating losses(c)	397	310		1,019		913
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
(c)Predominantly fraud losses in CCB associated with customer deposit accounts, credit and debit cards.
(d)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased driven by:
•higher revenue-related compensation particularly in CIB and AWM, and
•growth in the number of employees, primarily in front office and technology.
Noncompensation expense decreased as a result of:
•lower legal expense, reflecting a decline in CIB, partially offset by an increase in AWM,
•lower indirect tax expense in CIB, and
•lower restructuring costs associated with First Republic,
partially offset by
•higher investments in the business, including marketing in CCB as well as in technology, and
•higher operating losses, predominantly in CCB.
Refer to Note 5 for additional information on other expense and Note 26 for additional information on the First Republic acquisition.
Year-to-date results
Compensation expense increased driven by:
•higher volume- and revenue-related compensation across the LOBs,
•growth in the number of employees, primarily in front office and technology, and
•the impact of First Republic, predominantly in CCB and Corporate, reflecting timing and the classification of the prior-year expense, which was recognized in other expense in Corporate as the individuals associated with First Republic were not employees of the Firm until July 2023.
Noncompensation expense increased as a result of:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024 in Corporate,
•the $725 million increase to the FDIC special assessment recognized in the first quarter of 2024 in Corporate,
•higher investments in technology, as well as marketing, predominantly in CCB,
•higher occupancy expense, which included the impact of net additions to the Firm's properties,
•the timing impact associated with First Republic, partially offset by the alignment of expense to compensation expense, as noted above, and
•higher distribution fees in AWM,
partially offset by
•lower legal expense, primarily reflecting the net impact of declines in CIB and Corporate, and an increase in AWM.
Refer to Notes 2 and 5 for additional information on Visa shares.

Income tax expense
(in millions)	Three months ended September 30,				Nine months ended September 30,
	2024		2023	Change	2024		2023	Change
Income before income tax expense	$16,978		$16,733	1%	$57,706		$50,286	15%
Income tax expense	4,080	(a)	3,582	14	13,240	(a)	10,041	32
Effective tax rate	24.0%		21.4%		22.9%		20.0%
(a)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments is now being recognized in income tax expense. Refer to Notes 1, 5 and 13 for additional information.
Quarterly results
The effective tax rate increased predominantly driven by the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.

Year-to-date results
The effective tax rate increased predominantly driven by:
•the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, and
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, which included the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024.
The prior year included the impact of the income tax expense associated with the First Republic acquisition that was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm's effective tax rate.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2024 and December 31, 2023. Refer to pages 155–158 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	September 30, 2024	December 31, 2023	Change
Assets
Cash and due from banks	$22,896	$29,066	(21)%
Deposits with banks	411,364	595,085	(31)
Federal funds sold and securities purchased under resale agreements	390,821	276,152	42
Securities borrowed	252,434	200,436	26
Trading assets	787,489	540,607	46
Available-for-sale securities	334,548	201,704	66
Held-to-maturity securities	299,954	369,848	(19)
Investment securities, net of allowance for credit losses	634,502	571,552	11
Loans	1,340,011	1,323,706	1
Allowance for loan losses	(23,949)	(22,420)	7
Loans, net of allowance for loan losses	1,316,062	1,301,286	1
Accrued interest and accounts receivable	122,565	107,363	14
Premises and equipment	31,525	30,157	5
Goodwill, MSRs and other intangible assets	64,455	64,381	—
Other assets	175,935	159,308	10
Total assets	$4,210,048	$3,875,393	9%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, and cash deployment, including in investment securities, in Treasury and CIO.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher demand for securities to cover short positions, as well as when compared with seasonally lower levels at year-end.
Securities borrowed increased driven by Markets, reflecting higher demand for securities to cover short positions, and higher client-driven activities.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to higher levels of equity and debt instruments in Markets related to client-driven market-making activities, as well as when compared with seasonally lower levels at year-end; and to a lesser extent, an increase in short-term cash deployment in Treasury and CIO. Refer to Notes 2 and 4 for additional information.
Investment securities increased due to:
•higher available-for-sale ("AFS") securities, reflecting net purchases, primarily U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns, and
•lower HTM securities primarily driven by maturities and paydowns.
Refer to Corporate segment results on pages 40-42, Investment Portfolio Risk Management on page 76, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher wholesale loans in CIB,
•higher securities-based lending in AWM, and
•higher loans in Card Services driven by growth in new accounts and continued normalization of revolving balances, partially offset by
•a decline in Home Lending as paydowns and loan sales outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $1.5 billion in consumer, primarily in Card Services, due to loan growth, reflecting higher revolving balances, including the seasoning of newer vintages, and changes in certain macroeconomic variables, partially offset by a net reduction in Home Lending in the first quarter of 2024.
The wholesale allowance was flat as the net addition, including net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024, was offset by a net reduction, primarily due to the impact of changes in the loan portfolio and changes in certain macroeconomic variables.
There was also a $168 million net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9–14 and pages 58-76, respectively, Critical Accounting Estimates Used by the Firm on pages 84-86, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased primarily driven by higher client activities in Markets.
Refer to Note 14 for additional information on goodwill, MSRs and other intangible assets.
Other assets increased and included higher cash collateral placed with central counterparties ("CCP") in Markets, and the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2024	December 31, 2023	Change
Liabilities
Deposits	$2,430,772	$2,400,688	1%
Federal funds purchased and securities loaned or sold under repurchase agreements	389,337	216,535	80
Short-term borrowings	50,638	44,712	13
Trading liabilities	243,258	180,428	35
Accounts payable and other liabilities	314,356	290,307	8
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	25,694	23,020	12
Long-term debt	410,157	391,825	5
Total liabilities	3,864,212	3,547,515	9
Stockholders’ equity	345,836	327,878	5
Total liabilities and stockholders’ equity	$4,210,048	$3,875,393	9%
Deposits increased, reflecting the net impact of:
•an increase in CIB due to net inflows in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM driven by new and existing product offerings,
•higher balances in Corporate as a result of certain higher-yielding programs that were launched in the second quarter of 2024, associated with the Firm's international consumer initiatives, and
•a decline in CCB in existing accounts primarily due to increased customer spending and migration into higher-yielding investments, largely offset by new accounts.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
Short-term borrowings increased primarily driven by higher net issuance of structured notes due to client demand in Markets.
Refer to Liquidity Risk Management on pages 50-57 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; and Notes 2 and 15 for deposits; and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased due to client-driven market-making activities primarily in Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, as well as when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased predominantly due to higher client activities in Markets, and the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024.
Beneficial interests issued by consolidated VIEs increased driven by the issuance of credit card securitizations in Treasury and CIO.
Refer to Liquidity Risk Management on pages 50-57 and Notes 13 and 22 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased, primarily driven by:
•net issuances of structured notes in CIB due to client demand, and
•net issuances of long-term debt, partially offset by lower FHLB advances in Treasury and CIO.
Refer to Liquidity Risk Management on pages 50-57; and Note 26 for additional information on the First Republic acquisition.
Stockholders’ equity increased reflecting net income and lower unrealized losses in AOCI, predominantly driven by the impact of lower interest rates on the AFS portfolio and cash flow hedges in Treasury and CIO, largely offset by the impact of capital actions, including repurchases of common shares, common and preferred stock dividend payments and net redemption of preferred stock. Refer to Consolidated statements of changes in stockholders’ equity on page 92, Capital Actions on page 48, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2024 and 2023.

(in millions)	Nine months ended September 30,
	2024	2023
Net cash provided by/(used in)
Operating activities	$(189,770)	$(47,257)
Investing activities	(181,023)	(12,239)
Financing activities	179,152	10,326
Effect of exchange rate changes on cash	1,750	(6,695)
Net decrease in cash and due from banks and deposits with banks	$(189,891)	$(55,865)
Operating activities
•In 2024, cash used resulted from higher trading assets, higher securities borrowed, higher accrued interest and accounts receivable, and net originations and purchases of loans held-for-sale, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
•In 2023, cash used resulted from higher trading assets and lower accounts payable and other liabilities, partially offset by lower other assets and higher trading liabilities.
Investing activities
•In 2024, cash used resulted from higher securities purchased under resale agreements, net purchases of investment securities and net originations of loans.
•In 2023, cash used resulted from higher securities purchased under resale agreements, higher net loan originations, and net cash used in the First Republic acquisition, predominantly offset by proceeds from paydowns and maturities of investment securities and from sales and securitizations of loans held-for-investment.
Financing activities
•In 2024, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, and net proceeds from long-and short-term borrowings, partially offset by net redemption of preferred stock.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15–16, Capital Risk Management on pages 44-49, and Liquidity Risk Management on pages 50-57, and the Consolidated Statements of Cash Flows on page 93 of this Form 10-Q, and pages 102–109 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2024					2023
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$960	(a)	$541	(a)	$1,501	$614	$682	$1,296
Total noninterest revenue	19,249		541		19,790	17,148	682	17,830
Net interest income	23,405		120		23,525	22,726	130	22,856
Total net revenue	42,654		661		43,315	39,874	812	40,686
Total noninterest expense	22,565		NA		22,565	21,757	NA	21,757
Pre-provision profit	20,089		661		20,750	18,117	812	18,929
Provision for credit losses	3,111		NA		3,111	1,384	NA	1,384
Income before income tax expense	16,978		661		17,639	16,733	812	17,545
Income tax expense	4,080	(a)	661	(a)	4,741	3,582	812	4,394
Net income	$12,898		NA		$12,898	$13,151	NA	$13,151

Overhead ratio	53%		NM		52%	55%	NM	53%

	Nine months ended September 30,
	2024					2023
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$11,237	(a)	$1,711	(a)	$12,948	$4,913	$2,539	$7,452
Total noninterest revenue	65,555		1,711		67,266	54,314	2,539	56,853
Net interest income	69,233		356		69,589	65,216	354	65,570
Total net revenue	134,788		2,067		136,855	119,530	2,893	122,423
Total noninterest expense	69,035		NA		69,035	62,686	NA	62,686
Pre-provision profit	65,753		2,067		67,820	56,844	2,893	59,737
Provision for credit losses	8,047		NA		8,047	6,558	NA	6,558
Income before income tax expense	57,706		2,067		59,773	50,286	2,893	53,179
Income tax expense	13,240	(a)	2,067	(a)	15,307	10,041	2,893	12,934
Net Income	$44,466		NA		$44,466	$40,245	NA	$40,245

Overhead ratio	51%		NM		50%	52%	NM	51%
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
(b)Predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Net interest income – reported	$23,405	$22,726	3%	$69,233	$65,216	6%
Fully taxable-equivalent adjustments	120	130	(8)	356	354	1
Net interest income – managed basis(a)	$23,525	$22,856	3	$69,589	$65,570	6
Less: Markets net interest income(b)	78	(317)	NM	184	(909)	NM
Net interest income excluding Markets(a)	$23,447	$23,173	1	$69,405	$66,479	4

Average interest-earning assets	$3,621,766	$3,331,728	9	$3,526,019	$3,297,843	7
Less: Average Markets interest-earning assets(b)	1,206,085	970,789	24	1,118,326	985,703	13
Average interest-earning assets excluding Markets	$2,415,681	$2,360,939	2	$2,407,693	$2,312,140	4
Net yield on average interest-earning assets – managed basis	2.58%	2.72%		2.64%	2.66%
Net yield on average Markets interest-earning assets(b)	0.03	(0.13)		0.02	(0.12)
Net yield on average interest-earning assets excluding Markets	3.86%	3.89%		3.85%	3.84%

Noninterest revenue – reported(c)	$19,249	$17,148	12	$65,555	$54,314	21
Fully taxable-equivalent adjustments(c)	541	682	(21)	1,711	2,539	(33)
Noninterest revenue – managed basis	$19,790	$17,830	11	$67,266	$56,853	18
Less: Markets noninterest revenue(b)(d)	7,074	6,934	2	22,774	23,026	(1)
Noninterest revenue excluding Markets	$12,716	$10,896	17	$44,492	$33,827	32

Memo: Total Markets net revenue(b)	$7,152	$6,617	8	$22,958	$22,117	4
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 33 for further information on Markets.
(c)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.
(d)Includes the markets-related revenues of the former Commercial Banking business segment. Prior-period amounts have been revised to conform with the current presentation.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2024	Dec 31, 2023	Three months ended September 30,		Nine months ended September 30,
			2024	2023	2024	2023
Common stockholders’ equity	$324,186	$300,474	$321,894	$284,798	$310,353	$278,010
Less: Goodwill	52,711	52,634	52,658	52,427	52,630	52,164
Less: Other intangible assets	2,991	3,225	3,007	3,511	3,083	2,342
Add: Certain deferred tax liabilities(a)	2,962	2,996	2,963	3,080	2,976	2,846
Tangible common equity	$271,446	$247,611	$269,192	$231,940	$257,616	$226,350

Return on tangible common equity	NA	NA	19%	22%	23%	23%
Tangible book value per share	$96.42	$86.08	NA	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

BUSINESS SEGMENT RESULTS
The Firm is managed on an LOB basis. Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm has three reportable business segments: Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management. In addition, there is a Corporate segment.
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
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 77-82 for additional information.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 47, and page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–85 and Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$17,791	$18,362	(3)%	$17,015	$15,761	8%	$5,439	$5,005	9%
Total noninterest expense	9,586	9,105	5	8,751	8,818	(1)	3,639	3,138	16
Pre-provision profit/(loss)	8,205	9,257	(11)	8,264	6,943	19	1,800	1,867	(4)
Provision for credit losses	2,795	1,446	93	316	(95)	NM	4	(13)	NM
Net income/(loss)	4,046	5,895	(31)	5,691	5,027	13	1,351	1,417	(5)
Return on equity (“ROE”)	29%	41%		17%	14%		34%	32%

Three months ended September 30,	Corporate			Total
(in millions, except ratios)	2024	2023	Change	2024	2023	Change
Total net revenue	$3,070	$1,558	97%	$43,315	$40,686	6%
Total noninterest expense	589	696	(15)	22,565	21,757	4
Pre-provision profit/(loss)	2,481	862	188	20,750	18,929	10
Provision for credit losses	(4)	46	NM	3,111	1,384	125
Net income/(loss)	1,810	812	123	12,898	13,151	(2)
ROE	NM	NM		16%	18%

Nine months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2024	2023	Change	2024	2023	Change	2024	2023	Change
Total net revenue	$53,145	$52,051	2%	$52,516	$49,379	6%	$15,800	$14,732	7%
Total noninterest expense	28,308	25,483	11	26,641	25,803	3	10,642	9,392	13
Pre-provision profit/(loss)	24,837	26,568	(7)	25,875	23,576	10	5,158	5,340	(3)
Provision for credit losses	7,351	4,710	56	701	1,515	(54)	(33)	160	NM
Net income/(loss)	13,087	16,444	(20)	18,210	16,095	13	3,904	4,010	(3)
ROE	31%	40%		18%	15%		33%	32%

Nine months ended September 30,	Corporate				Total
(in millions, except ratios)	2024		2023	Change	2024		2023	Change
Total net revenue	$15,394	(a)	$6,261	146%	$136,855	(a)	$122,423	12%
Total noninterest expense	3,444	(b)	2,008	72	69,035	(b)	62,686	10
Pre-provision profit/(loss)	11,950		4,253	181	67,820		59,737	14
Provision for credit losses	28		173	(84)	8,047		6,558	23
Net income/(loss)	9,265		3,696	151	44,466		40,245	10
ROE	NM		NM		19%		19%
(a)Included a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024. Refer to Notes 2 and 5 for additional information.
(b)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 5 for additional information.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2024 and 2023, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 68-71 of JPMorgan Chase's 2023 Form 10-K and Line of Business Metrics on page 198 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2024	2023	Change	2024		2023	Change
Revenue
Lending- and deposit-related fees	$863	$836	3%	$2,515		$2,500	1%
Asset management fees	1,022	891	15	2,947		2,383	24
Mortgage fees and related income	390	417	(6)	1,010		914	11
Card income	743	626	19	2,166		1,848	17
All other income(a)	1,196	1,212	(1)	3,517		3,503	—
Noninterest revenue	4,214	3,982	6	12,155		11,148	9
Net interest income	13,577	14,380	(6)	40,990		40,903	—
Total net revenue	17,791	18,362	(3)	53,145		52,051	2

Provision for credit losses	2,795	1,446	93	7,351		4,710	56

Noninterest expense
Compensation expense	4,275	3,975	8	12,744		11,148	14
Noncompensation expense(b)	5,311	5,130	4	15,564		14,335	9
Total noninterest expense	9,586	9,105	5	28,308	(d)	25,483	11
Income before income tax expense	5,410	7,811	(31)	17,486		21,858	(20)
Income tax expense	1,364	1,916	(29)	4,399		5,414	(19)
Net income	$4,046	$5,895	(31)	$13,087		$16,444	(20)

Revenue by business
Banking & Wealth Management	$10,090	$11,345	(11)	$30,789		$32,322	(5)
Home Lending	1,295	1,252	3	3,800		2,979	28
Card Services & Auto	6,406	5,765	11	18,556		16,750	11

Mortgage fees and related income details:
Production revenue	154	162	(5)	441		339	30
Net mortgage servicing revenue(c)	236	255	(7)	569		575	(1)
Mortgage fees and related income	$390	$417	(6)%	$1,010		$914	11%

Financial ratios
Return on equity	29%	41%		31%		40%
Overhead ratio	54	50		53		49
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $699 million and $685 million for the three months ended September 30, 2024 and 2023, respectively, and $2.0 billion and $2.1 billion for the nine months ended September 30, 2024 and 2023, respectively.
(b)Included depreciation expense on leased assets of $387 million and $458 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2024 and 2023, respectively.
(c)Included MSR risk management results of $100 million and $111 million for the three months ended September 30, 2024 and 2023, respectively, and $138 million and $124 million for the nine months ended September 30, 2024 and 2023, respectively.
(d)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense has been aligned to the appropriate LOB.

Quarterly results
Net income was $4.0 billion, down 31%.
Net revenue was $17.8 billion, down 3%.
Net interest income was $13.6 billion, down 6%, driven by:
•lower NII in Banking & Wealth Management ("BWM"), reflecting deposit margin compression and lower average deposits, partially offset by
•higher Card Services NII on higher revolving balances.
Noninterest revenue was $4.2 billion, up 6%, driven by:
•higher asset management fees reflecting higher average market levels, and
•higher card income, reflecting higher annual fees and higher net interchange on increased debit and credit card sales volume, partially offset by an increase in amortization related to new account origination costs.
Refer to Note 5 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 84-86 for additional information on the credit card rewards liability.
Noninterest expense was $9.6 billion, up 5%, reflecting:
•higher compensation expense, predominantly driven by advisors, bankers, and technology employees, and
•higher noncompensation expense, driven by continued investments in marketing, and higher operating losses, partially offset by lower auto lease depreciation.
The provision for credit losses was $2.8 billion, reflecting:
•net charge-offs of $1.9 billion, up $520 million, driven by $541 million in Card Services, primarily due to the seasoning of newer vintages and continued credit normalization, and
•an $876 million net addition to the allowance for credit losses, primarily in Card Services, driven by growth in revolving balances and changes in certain macroeconomic variables.
The provision in the prior year was $1.4 billion, reflecting net charge-offs of $1.4 billion and a $47 million net addition to the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 58-76 and Allowance for Credit Losses on pages 73-75 for a further discussion of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $13.1 billion, down 20%.
Net revenue was $53.1 billion, up 2%.
Net interest income was $41.0 billion, flat when compared with the prior year, reflecting:
•higher Card Services NII on higher revolving balances, and
•the timing impact of First Republic in Home Lending,
offset by
•lower NII in BWM, reflecting deposit margin compression and lower average deposits.
Noninterest revenue was $12.2 billion, up 9%, predominantly driven by:
•higher asset management fees reflecting higher average market levels, including the timing impact of First Republic and, to a lesser extent, net inflows, as well as higher commissions from annuity sales in BWM,
•higher card income driven by higher net interchange on increased debit and credit card sales volume, as well as higher annual fees, partially offset by an increase in amortization related to new account origination costs, and
•higher production revenue in Home Lending, including the timing impact of First Republic.
Refer to Consolidated Results of Operations on pages 9–14 and Note 26 for additional information on First Republic.
Noninterest expense was $28.3 billion, up 11%, reflecting First Republic-related expense that was aligned to CCB from Corporate starting in the third quarter of 2023, impacting both compensation and noncompensation expense.
The increase in expense also reflected:
•higher compensation expense, largely driven by higher revenue-related compensation predominantly for advisors and bankers, and an increase in employees, including in technology, and
•higher noncompensation expense, largely driven by continued investments in marketing and technology, and higher operating losses.
The provision for credit losses was $7.4 billion, reflecting:
•net charge-offs of $5.9 billion, up $2.2 billion, including $2.0 billion in Card Services, reflecting the seasoning of newer vintages and continued credit normalization, and $98 million in Auto, driven by a decline in used vehicle valuations, and
•a $1.5 billion net addition to the allowance for credit losses, consisting of:
–$1.7 billion in Card Services, driven by loan growth, reflecting higher revolving balances, including the seasoning of newer vintages, and changes in certain macroeconomic variables, partially offset by

–a $125 million net reduction in Home Lending, primarily due to improvements in the outlook for home prices in the first quarter of 2024.

The provision in the prior year was $4.7 billion, reflecting net charge-offs of $3.7 billion, a $1.0 billion net addition to the allowance for credit losses, predominantly driven by Card Services, and a $408 million net addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except employees)	2024	2023	Change	2024	2023	Change
Selected balance sheet data (period-end)
Total assets	$633,038	$626,196	1%	$633,038	$626,196	1%
Loans:
Banking & Wealth Management	31,614	30,574	3	31,614	30,574	3
Home Lending(a)	247,663	261,858	(5)	247,663	261,858	(5)
Card Services	219,671	196,955	12	219,671	196,955	12
Auto	73,215	74,831	(2)	73,215	74,831	(2)
Total loans	572,163	564,218	1	572,163	564,218	1
Deposits(b)	1,054,027	1,136,884	(7)	1,054,027	1,136,884	(7)
Equity	54,500	55,500	(2)	54,500	55,500	(2)
Selected balance sheet data (average)
Total assets	$631,117	$622,760	1	$629,252	$569,076	11
Loans:
Banking & Wealth Management	30,910	30,686	1	31,189	29,947	4
Home Lending(c)	250,581	264,041	(5)	254,264	222,248	14
Card Services	217,327	195,245	11	210,740	187,629	12
Auto	73,675	74,358	(1)	75,575	71,416	6
Total loans	572,493	564,330	1	571,768	511,240	12
Deposits(b)	1,053,701	1,143,539	(8)	1,068,774	1,138,050	(6)
Equity	54,500	55,500	(2)	54,500	53,962	1

Employees	143,964	141,125	2%	143,964	141,125	2%
(a)At September 30, 2024 and 2023, Home Lending loans held-for-sale and loans at fair value were $6.9 billion and $4.1 billion, respectively.
(b)In the fourth quarter of 2023, CCB transferred approximately $18.8 billion of deposits associated with First Republic to AWM and CIB. Refer to page 67 of the Firm’s 2023 Form 10-K for additional information.
(c)Average Home Lending loans held-for sale and loans at fair value were $8.4 billion and $5.7 billion for the three months ended September 30, 2024 and 2023, respectively, and $6.9 billion and $4.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2024	2023	Change	2024	2023	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,252	$3,690	(12)%	$3,252	$3,690	(12)%
Net charge-offs/(recoveries)
Banking & Wealth Management	82	88	(7)	337	259	30
Home Lending	(44)	(16)	(175)	(91)	(62)	(47)
Card Services	1,768	1,227	44	5,286	3,273	62
Auto	113	100	13	330	232	42
Total net charge-offs/(recoveries)	$1,919	$1,399	37	$5,862	$3,702	58

Net charge-off/(recovery) rate
Banking & Wealth Management	1.06%	1.14%		1.44%	1.16%
Home Lending	(0.07)	(0.02)		(0.05)	(0.04)
Card Services	3.24	2.49		3.35	2.33
Auto	0.62	0.53		0.59	0.43
Total net charge-off/(recovery) rate	1.35%	0.99%		1.39%	0.98%

30+ day delinquency rate
Home Lending(b)	0.77%	0.59%		0.77%	0.59%
Card Services	2.20	1.94		2.20	1.94
Auto	1.23	1.13		1.23	1.13

90+ day delinquency rate - Card Services	1.10%	0.94%		1.10%	0.94%

Allowance for loan losses
Banking & Wealth Management	$709	$686	3	$709	$686	3
Home Lending	447	573	(22)	447	573	(22)
Card Services	14,106	11,901	19	14,106	11,901	19
Auto	692	742	(7)	692	742	(7)
Total allowance for loan losses	$15,954	$13,902	15%	$15,954	$13,902	15%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $88 million and $123 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At September 30, 2024 and 2023, excluded mortgage loans insured by U.S. government agencies of $126 million and $175 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2024	2023	Change	2024	2023	Change
Business Metrics
Number of branches	4,906	4,863	1%	4,906	4,863	1%
Active digital customers (in thousands)(a)	70,063	66,765	5	70,063	66,765	5
Active mobile customers (in thousands)(b)	56,985	53,221	7	56,985	53,221	7
Debit and credit card sales volume	$453.4	$426.3	6	$1,327.8	$1,237.6	7
Total payments transaction volume (in trillions)(c)	1.7	1.5	13	4.8	4.4	9

Banking & Wealth Management
Average deposits	$1,038.0	$1,127.8	(8)	$1,054.1	$1,123.1	(6)
Deposit margin	2.60%	2.92%		2.68%	2.84%
Business Banking average loans	$19.5	$19.5	—	$19.5	$19.7	(1)
Business banking origination volume	1.1	1.3	(17)	3.5	3.6	(2)
Client investment assets(d)	1,067.9	882.3	21	1,067.9	882.3	21
Number of client advisors	5,775	5,424	6	5,775	5,424	6

Home Lending
Mortgage origination volume by channel
Retail	$6.5	$6.8	(4)	$17.8	$17.7	1
Correspondent	4.9	4.2	17	10.9	10.2	7
Total mortgage origination volume(e)	$11.4	$11.0	4	$28.7	$27.9	3

Third-party mortgage loans serviced (period-end)	$656.1	$637.8	3	656.1	$637.8	3
MSR carrying value (period-end)	8.7	9.1	(4)	8.7	9.1	(4)

Card Services
Sales volume, excluding commercial card	$316.6	$296.2	7	$924.2	$856.4	8
Net revenue rate	9.91%	9.60%		9.87%	9.69%
Net yield on average loans	9.71	9.54		9.69	9.58

Auto
Loan and lease origination volume	$10.0	$10.2	(2)	$29.7	$31.4	(5)
Average auto operating lease assets	11.2	10.7	5%	10.8	11.1	(3)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 35-39 for additional information.
(e)Firmwide mortgage origination volume was $13.3 billion and $13.0 billion for the three months ended September 30, 2024 and 2023, respectively, and $33.2 billion and $32.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

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

(a)Reflects the reorganization of the Firm's business segments in the second quarter of 2024. Refer to Business Segment Results on pages 20-21 for additional information.
Refer to Line of Business Metrics on page 198 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2024	2023	Change	2024	2023	Change
Revenue
Investment banking fees	$2,267	$1,729	31%	$6,637	$4,964	34%
Principal transactions	5,899	5,971	(1)	19,224	20,145	(5)
Lending- and deposit-related fees	997	966	3	2,894	2,514	15
Commissions and other fees	1,349	1,184	14	3,958	3,671	8
Card income	589	572	3	1,693	1,661	2
All other income	521	420	24	2,121	1,828	16
Noninterest revenue	11,622	10,842	7	36,527	34,783	5
Net interest income	5,393	4,919	10	15,989	14,596	10
Total net revenue(a)	17,015	15,761	8	52,516	49,379	6
Provision for credit losses	316	(95)	NM	701	1,515	(54)

Noninterest expense
Compensation expense	4,510	4,155	9	14,158	12,998	9
Noncompensation expense	4,241	4,663	(9)	12,483	12,805	(3)
Total noninterest expense	8,751	8,818	(1)	26,641	25,803	3
Income before income tax expense	7,948	7,038	13	25,174	22,061	14
Income tax expense	2,257	2,011	12	6,964	5,966	17
Net income	$5,691	$5,027	13%	$18,210	$16,095	13%
Financial ratios
Return on equity	17%	14%		18%	15%
Overhead ratio	51	56		51	52
Compensation expense as percentage of total net revenue	27	26		27	26

(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $607 million and $746 million for the three months ended September 30, 2024 and 2023, respectively, and $1.9 billion and $2.7 billion for the nine months ended September 30, 2024 and 2023, respectively. Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 5 and 13 for additional information.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenue by business
Investment Banking	$2,354	$1,818	29%	$7,034	$5,293	33%
Payments	4,370	4,217	4	13,382	13,362	—
Lending	1,894	1,934	(2)	5,554	5,133	8
Other	28	24	17	29	71	(59)
Total Banking & Payments	8,646	7,993	8	25,999	23,859	9
Fixed Income Markets	4,530	4,548	—	14,679	14,909	(2)
Equity Markets	2,622	2,069	27	8,279	7,208	15
Securities Services	1,326	1,212	9	3,770	3,581	5
Credit Adjustments & Other(a)	(109)	(61)	(79)	(211)	(178)	(19)
Total Markets & Securities Services	8,369	7,768	8	26,517	25,520	4
Total net revenue	$17,015	$15,761	8%	$52,516	$49,379	6%
(a)Consists primarily of centrally-managed credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) on derivatives, other valuation adjustments, and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Refer to Notes 2, 3 and 19 for additional information.

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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Banking & Payments revenue by client coverage segment
Global Corporate Banking & Global Investment Banking	$6,139	$5,469	12%	$18,100	$16,285	11%
Commercial Banking	2,891	2,874	1	8,588	8,101	6
Middle Market Banking	1,931	1,949	(1)	5,794	5,730	1
Commercial Real Estate Banking	960	925	4	2,794	2,371	18
Other	(384)	(350)	(10)	(689)	(527)	(31)
Total Banking & Payments revenue	$8,646	$7,993	8%	$25,999	$23,859	9%

Quarterly results
Net income was $5.7 billion, up 13%.
Net revenue was $17.0 billion, up 8%.
Banking & Payments revenue was $8.6 billion, up 8%.
•Investment Banking revenue was $2.4 billion, up 29%, driven by higher Investment Banking fees, up 31%, reflecting higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $1.1 billion, up 56%, predominantly driven by higher industry-wide issuances in high-grade and high-yield bonds, as well as wallet share gains in investment-grade loans.
–Equity underwriting fees were $344 million, up 26%, driven by increased industry-wide fees in follow-on offerings and wallet share gains in convertible securities offerings.
–Advisory fees were $847 million, up 10%, predominantly driven by the closing of several large transactions.
•Payments revenue was $4.4 billion, up 4%, driven by fee growth on higher volumes and higher average deposits, largely offset by deposit margin compression, reflecting higher rates paid, and higher deposit-related client credits.
•Lending revenue was $1.9 billion, down 2%, driven by:
–additional amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic recorded in the prior year, and
–higher fair value losses on credit protection purchased against certain retained loans and lending-related commitments largely offset by
–the impact of higher rates.
Markets & Securities Services revenue was $8.4 billion, up 8%. Markets revenue was $7.2 billion, up 8%.
•Equity Markets revenue was $2.6 billion, up 27%, reflecting strong performance across regions, largely driven by a favorable trading environment in the U.S. and increased late-quarter activity in Asia.
•Fixed Income Markets revenue was $4.5 billion, flat when compared to the prior year, and included strong performance in Currencies and Emerging Markets and lower revenue in Rates.
•Securities Services revenue was $1.3 billion, up 9%, largely driven by fee growth on higher market levels and volumes.
•Credit Adjustments & Other was a loss of $109 million, compared with a loss of $61 million in the prior year.
Noninterest expense was $8.8 billion, down 1%, driven by lower legal expense, offset by higher compensation, including revenue-related compensation and an increase in employees, as well as higher technology expense.
The provision for credit losses was $316 million, reflecting:
•a $160 million net addition to the allowance for credit losses, driven by the impact of changes in the loan and lending-related commitment portfolios, including in Markets, as well as net downgrade activity, primarily in Real Estate, partially offset by changes in certain macroeconomic variables, and
•net charge-offs of $156 million.
The provision in the prior year was a net benefit of $95 million, reflecting a $193 million net reduction in the allowance for credit losses and net charge-offs of $98 million.
Refer to Credit and Investment Risk Management on pages 58-76, Allowance for Credit Losses on pages 73-75, and Critical Accounting Estimates on pages 84-86 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income of $18.2 billion, up 13%.
Net revenue was $52.5 billion, up 6%.
Banking & Payments revenue was $26.0 billion, up 9%.
•Investment Banking revenue was $7.0 billion, up 33%. Investment Banking fees were up 34%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $3.2 billion, up 55%, predominantly driven by higher industry-wide issuances in leveraged loans, high-grade and high-yield bonds.
–Equity underwriting fees were $1.2 billion, up 44%, driven by higher IPOs, follow-on and convertible securities offerings.
–Advisory fees were $2.2 billion, up 8%, predominantly driven by increased M&A activity.
•Payments revenue was $13.4 billion, flat when compared to the prior year, driven by fee growth on higher volumes and higher average deposits, offset by deposit margin compression, reflecting higher rates paid, and higher deposit-related client credits.
•Lending revenue was $5.6 billion, up 8%, driven by the impact of the First Republic acquisition and the impact of higher rates, partially offset by fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $26.5 billion, up 4%. Markets revenue was $23.0 billion, up 4%.
•Equity Markets revenue was $8.3 billion, up 15%, predominantly driven by higher revenue in Equity Derivatives and Prime Finance.
•Fixed Income Markets revenue was $14.7 billion, down 2%, driven by lower revenues in Rates, largely offset by higher revenue in Securitized Products.
•Securities Services revenue was $3.8 billion, up 5%, predominantly driven by higher volumes and market levels.

•Credit Adjustments & Other was a loss of $211 million, compared with a loss of $178 million in the prior year.
Noninterest expense was $26.6 billion, up 3%, driven by higher compensation expense, including revenue-related compensation and an increase in employees, largely offset by lower legal expense.
The provision for credit losses was $701 million, reflecting:
•net charge-offs of $389 million, including in Real Estate, concentrated in Office, and
•a $312 million net addition to the allowance for credit losses, driven by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm's modeled credit loss estimates in the second quarter of 2024, partially offset by
–changes in certain macroeconomic variables and the impact of changes in the loan and lending-related commitment portfolios.
The provision in the prior year was $1.5 billion, reflecting a $1.2 billion net addition to the allowance for credit losses, which included $608 million to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023, and net charge-offs of $341 million.

Selected metrics
(in millions, except employees)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Selected balance sheet data (period-end)
Total assets	$2,047,022	$1,746,598	17%	$2,047,022	$1,746,598	17%
Loans:
Loans retained	483,915	475,644	2	483,915	475,644	2
Loans held-for-sale and loans at fair value(a)	47,728	39,984	19	47,728	39,984	19
Total loans	531,643	515,628	3	531,643	515,628	3
Equity	132,000	138,000	(4)	132,000	138,000	(4)

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$134,487	$130,133	3%	$134,487	$130,133	3%
Commercial Banking	218,733	222,368	(2)	218,733	222,368	(2)
Middle Market Banking	73,782	78,955	(7)	73,782	78,955	(7)
Commercial Real Estate Banking	144,951	143,413	1	144,951	143,413	1
Other	263	291	(10)	263	291	(10)
Total Banking & Payments loans	353,483	352,792	—	353,483	352,792	—

Selected balance sheet data (average)
Total assets	$2,008,127	$1,725,146	16	$1,906,414	$1,721,149	11
Trading assets-debt and equity instruments	663,302	522,843	27	627,689	515,036	22
Trading assets-derivative receivables	54,133	65,800	(18)	56,741	64,327	(12)
Loans:
Loans retained	$476,256	$475,285	—	$473,113	$452,497	5
Loans held-for-sale and loans at fair value(a)	44,868	40,605	10	43,762	41,051	7
Total loans	$521,124	$515,890	1	$516,875	$493,548	5
Deposits(c)	1,064,402	988,765	8	1,052,438	984,187	7
Equity	132,000	138,000	(4)	132,000	137,341	(4)

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$128,747	$132,394	(3)%	$128,824	$131,548	(2)%
Commercial Banking	219,406	221,729	(1)	220,826	204,926	8
Middle Market Banking	74,660	78,774	(5)	76,411	76,634	—
Commercial Real Estate Banking	144,746	142,955	1	144,415	128,292	13
Other	277	435	(36)	408	291	40
Total Banking & Payments loans	$348,430	$354,558	(2)	$350,058	$336,765	4

Employees	93,754	92,181	2%	93,754	92,181	2%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to page 28 for a description of each of the client coverage segments.
(c)In the fourth quarter of 2023, certain deposits associated with First Republic were transferred to CIB from CCB.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2024	2023	Change	2024	2023	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$156	$98	59%	$389	$341	14%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$2,857	$1,867	53	$2,857	$1,867	53
Nonaccrual loans held-for-sale and loans at fair value(b)	1,187	825	44	1,187	825	44
Total nonaccrual loans	4,044	2,692	50	4,044	2,692	50
Derivative receivables	210	293	(28)	210	293	(28)
Assets acquired in loan satisfactions	216	173	25	216	173	25
Total nonperforming assets	$4,470	$3,158	42	$4,470	$3,158	42
Allowance for credit losses:
Allowance for loan losses	$7,427	$7,135	4	$7,427	$7,135	4
Allowance for lending-related commitments	2,013	1,940	4	2,013	1,940	4
Total allowance for credit losses	$9,440	$9,075	4%	$9,440	$9,075	4%
Net charge-off/(recovery) rate(c)	0.13%	0.08%		0.11%	0.10%
Allowance for loan losses to period-end loans retained	1.53	1.50		1.53	1.50
Allowance for loan losses to nonaccrual loans retained(a)	260	382		260	382
Nonaccrual loans to total period-end loans	0.76%	0.52%		0.76%	0.52%
(a)Allowance for loan losses of $366 million and $346 million were held against these nonaccrual loans at September 30, 2024 and 2023, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $38 million and $65 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Advisory	$847	$767	10%	$2,230	$2,063	8%
Equity underwriting	344	274	26	1,194	827	44
Debt underwriting(a)	1,076	688	56	3,213	2,074	55
Total investment banking fees	$2,267	$1,729	31%	$6,637	$4,964	34%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2023
	2024		2023		2024		2023
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.8%	# 2	10.1%	# 2	9.2%	# 2	9.3%	# 2	9.0%
U.S.	2	9.8	2	11.6	2	10.9	2	11.4	2	11.0
Equity and equity-related(c)
Global	2	10.0	2	7.5	1	10.9	1	7.2	1	7.7
U.S.	1	14.3	2	11.5	1	14.4	1	13.3	1	14.4
Long-term debt(d)
Global	1	7.4	1	7.1	1	7.7	1	6.7	1	7.0
U.S.	1	11.7	1	11.5	1	11.5	1	10.5	1	10.9
Loan syndications
Global	1	9.6	1	12.3	1	10.8	1	12.4	1	11.9
U.S.	2	10.5	1	14.3	1	12.6	1	15.8	1	15.1
Global investment banking fees(e)	# 1	8.6%	# 1	9.2%	# 1	9.1%	# 1	8.5%	# 1	8.6%
(a)Source: Dealogic as of October 1, 2024. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2024			2023
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$1,745	$4,120	$5,865	$2,985	$2,921	$5,906
Lending- and deposit-related fees	79	31	110	81	10	91
Commissions and other fees	166	518	684	147	454	601
All other income	408	7	415	353	(17)	336
Noninterest revenue	2,398	4,676	7,074	3,566	3,368	6,934
Net interest income(a)	2,132	(2,054)	78	982	(1,299)	(317)
Total net revenue	$4,530	$2,622	$7,152	$4,548	$2,069	$6,617

	Nine months ended September 30,			Nine months ended September 30,
	2024			2023
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$6,569	$12,505	$19,074	$10,503	$9,300	$19,803
Lending- and deposit-related fees	282	71	353	227	24	251
Commissions and other fees	475	1,554	2,029	442	1,448	1,890
All other income	1,363	(45)	1,318	1,148	(66)	1,082
Noninterest revenue	8,689	14,085	22,774	12,320	10,706	23,026
Net interest income(a)	5,990	(5,806)	184	2,589	(3,498)	(909)
Total net revenue	$14,679	$8,279	$22,958	$14,909	$7,208	$22,117
(a)The decline in Equity Markets net interest income was driven by higher funding costs.

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$16,696	$14,397	16%	$16,696	$14,397	16%
Equity	15,000	11,633	29	15,000	11,633	29
Other(a)	4,136	3,695	12	4,136	3,695	12
Total AUC	$35,832	$29,725	21	$35,832	$29,725	21
Client deposits and other third-party liabilities (average)(b)	$966,025	$900,292	7%	$944,862	$907,567	4%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,260	$3,343	(2)%	$11,701	$11,756	—%
Asia-Pacific	2,439	1,902	28	6,742	6,057	11
Latin America/Caribbean	615	573	7	1,889	1,711	10
Total international net revenue	6,314	5,818	9	20,332	19,524	4
North America	10,701	9,943	8	32,184	29,855	8
Total net revenue	$17,015	$15,761	8	$52,516	$49,379	6

Loans retained (period-end)(a)
Europe/Middle East/Africa	$47,900	$41,975	14	$47,900	$41,975	14
Asia-Pacific	16,066	15,548	3	16,066	15,548	3
Latin America/Caribbean	8,932	8,948	—	8,932	8,948	—
Total international loans	72,898	66,471	10	72,898	66,471	10
North America	411,017	409,173	—	411,017	409,173	—
Total loans retained	$483,915	$475,644	2	$483,915	$475,644	2

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$266,066	$243,247	9	$262,328	$245,867	7
Asia-Pacific	139,563	133,819	4	137,707	134,675	2
Latin America/Caribbean	43,517	39,075	11	42,418	39,365	8
Total international	$449,146	$416,141	8	$442,453	$419,907	5
North America	516,879	484,151	7	502,409	487,660	3
Total client deposits and other third-party liabilities	$966,025	$900,292	7	$944,862	$907,567	4

AUC (period-end)(b) (in billions)
North America	$23,960	$20,049	20	$23,960	$20,049	20
All other regions	11,872	9,676	23	11,872	9,676	23
Total AUC	$35,832	$29,725	21%	$35,832	$29,725	21%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 81–83 of JPMorgan Chase’s 2023 Form 10-K and Line of Business Metrics on page 199 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	2024	2023		Change	2024	2023		Change
Revenue
Asset management fees	$3,427	$2,975	(a)	15%	$9,901	$8,689	(a)	14%
Commissions and other fees	224	190	(a)	18	649	544	(a)	19
All other income	148	266		(44)	396	889		(55)
Noninterest revenue	3,799	3,431		11	10,946	10,122		8
Net interest income	1,640	1,574		4	4,854	4,610		5
Total net revenue	5,439	5,005		9	15,800	14,732		7

Provision for credit losses	4	(13)		NM	(33)	160		NM

Noninterest expense
Compensation expense	1,994	1,777		12	5,926	5,258		13
Noncompensation expense	1,645	1,361		21	4,716	4,134		14
Total noninterest expense	3,639	3,138		16	10,642	9,392		13

Income before income tax expense	1,796	1,880		(4)	5,191	5,180		—
Income tax expense	445	463		(4)	1,287	1,170		10
Net income	$1,351	$1,417		(5)	$3,904	$4,010		(3)

Revenue by line of business
Asset Management	$2,525	$2,164		17	$7,288	$6,726		8
Global Private Bank	2,914	2,841		3	8,512	8,006		6
Total net revenue	$5,439	$5,005		9%	$15,800	$14,732		7%

Financial ratios
Return on equity	34%	32%			33%	32%
Overhead ratio	67	63			67	64
Pre-tax margin ratio:
Asset Management	32	29			30	31
Global Private Bank	34	44			35	38
Asset & Wealth Management	33	38			33	35
(a)Prior period amounts have been revised to conform with current presentation.
Quarterly results
Net income was $1.4 billion, down 5%.
Net revenue was $5.4 billion, up 9%. Net interest income was $1.6 billion, up 4%. Noninterest revenue was $3.8 billion, up 11%.
Revenue from Asset Management was $2.5 billion, up 17%, predominantly driven by:
•higher asset management fees reflecting higher average market levels and strong net inflows, and
•investment valuation gains compared with losses in the prior year.
Revenue from Global Private Bank was $2.9 billion, up 3%, driven by:
•higher net interest income, driven by higher average deposits predominantly associated with First Republic which were transferred to AWM from CCB in the fourth quarter of 2023, largely offset by deposit margin compression reflecting higher rates paid, and narrower loan spreads.
Noninterest revenue was relatively flat, reflecting higher management fees due to higher average market levels and strong net inflows, as well as higher brokerage fees, offset by the amortization of the purchase discount on certain acquired lending-related commitments associated with First Republic that have expired.
Noninterest expense was $3.6 billion, up 16%, predominantly driven by:
•higher compensation, primarily revenue-related compensation and continued growth in private banking advisor teams, and
•higher legal expense and distribution fees.
The provision for credit losses was $4 million.
The provision in the prior year was a net benefit of $13 million.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 58-76 and Allowance for Credit Losses on pages 73-75 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $3.9 billion, down 3%.
Net revenue was $15.8 billion, up 7%. Net interest income was $4.9 billion, up 5%. Noninterest revenue was $10.9 billion, up 8%.
Revenue from Asset Management was $7.3 billion, up 8%, driven by:
•higher asset management fees reflecting higher average market levels and strong net inflows, and
•higher performance fees.
The prior year included a gain of $339 million on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% interest in the entity.
Revenue from Global Private Bank was $8.5 billion, up 6%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees on strong net inflows and higher average market levels, as well as higher brokerage fees, largely offset by
–the amortization of the purchase discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income, predominantly driven by higher loans associated with First Republic and wider spreads on loans.
Deposit revenue was relatively flat as higher average deposits associated with First Republic which were transferred to AWM from CCB in the fourth quarter of 2023 were offset by margin compression reflecting higher rates paid.
Noninterest expense was $10.6 billion, up 13%, predominantly driven by:
•higher compensation, primarily revenue-related compensation, and continued growth in private banking advisor teams, and
•higher legal expense and distribution fees.
The provision for credit losses was a net benefit of $33 million.
The provision in the prior year was $160 million, reflecting a $146 million net addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, ratios and employees)	2024	2023	Change	2024	2023	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	70%	70%		70%	70%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	70	39		70	39
3 years	75	67		75	67
5 years	73	81		73	81

Selected balance sheet data (period-end)(c)
Total assets	$253,750	$249,866	2%	$253,750	$249,866	2%
Loans	233,903	228,114	3	233,903	228,114	3
Deposits(d)	248,984	215,152	16	248,984	215,152	16
Equity	15,500	17,000	(9)	15,500	17,000	(9)

Selected balance sheet data (average)(c)
Total assets	$247,768	$245,616	1	$243,784	$237,870	2
Loans	229,299	223,760	2	225,630	218,278	3
Deposits(d)	236,470	201,975	17	230,560	212,652	8
Equity	15,500	17,000	(9)	15,500	16,560	(6)

Employees	29,112	28,083	4	29,112	28,083	4

Number of Global Private Bank client advisors	3,753	3,443	9	3,753	3,443	9

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$12	$1	NM	$23	$1	NM
Nonaccrual loans	764	621	23	764	621	23
Allowance for credit losses:
Allowance for loan losses	$566	$642	(12)	$566	$642	(12)
Allowance for lending-related commitments	38	32	19	38	32	19
Total allowance for credit losses	$604	$674	(10)	$604	$674	(10)
Net charge-off/(recovery) rate	0.02%	—%		0.01%	—%
Allowance for loan losses to period-end loans	0.24	0.28		0.24	0.28
Allowance for loan losses to nonaccrual loans	74	103		74	103
Nonaccrual loans to period-end loans	0.33	0.27		0.33	0.27
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

Client assets
Assets under management of $3.9 trillion and client assets of $5.7 trillion were each up 23%, driven by higher market levels and continued net inflows.

Client assets
	As of September 30,
(in billions)	2024	2023	Change
Assets by asset class
Liquidity	$983	$867	13%
Fixed income	854	707	21
Equity	1,094	780	40
Multi-asset	763	626	22
Alternatives	210	206	2
Total assets under management	3,904	3,186	23
Custody/brokerage/administration/deposits	1,817	1,458	25
Total client assets(a)	$5,721	$4,644	23

Assets by client segment
Private Banking	$1,182	$888	33
Global Institutional	1,622	1,424	14
Global Funds	1,100	874	26
Total assets under management	$3,904	$3,186	23

Private Banking	$2,873	$2,249	28
Global Institutional	1,739	1,514	15
Global Funds	1,109	881	26
Total client assets(a)	$5,721	$4,644	23%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2024	2023	2024	2023
Assets under management rollforward
Beginning balance	$3,682	$3,188	$3,422	$2,766
Net asset flows:
Liquidity	34	40	46	193
Fixed income	37	1	73	64
Equity	21	16	73	58
Multi-asset	10	1	5	2
Alternatives	4	2	7	4
Market/performance/other impacts	116	(62)	278	99
Ending balance, September 30	$3,904	$3,186	$3,904	$3,186

Client assets rollforward
Beginning balance	$5,387	$4,558	$5,012	$4,048
Net asset flows	140	132	262	396
Market/performance/other impacts	194	(46)	447	200
Ending balance, September 30	$5,721	$4,644	$5,721	$4,644

Selected Firmwide Metrics - Wealth Management
	As of September 30,
	2024	2023	Change
Client assets (in billions)(a)	$3,648	$2,929	25%
Number of client advisors	9,528	8,867	7
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

International
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total net revenue(a)
Europe/Middle East/Africa	$882	$807	9%	$2,587	$2,507	3%
Asia-Pacific	505	451	12	1,488	1,425	4
Latin America/Caribbean	267	260	3	798	747	7
Total international net revenue	1,654	1,518	9	4,873	4,679	4
North America	3,785	3,487	9	10,927	10,053	9
Total net revenue(a)	$5,439	$5,005	9%	$15,800	$14,732	7%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2024	2023	Change	2024	2023	Change
Assets under management
Europe/Middle East/Africa	$597	$510	17%	$597	$510	17%
Asia-Pacific	293	242	21	293	242	21
Latin America/Caribbean	106	80	33	106	80	33
Total international assets under management	996	832	20	996	832	20
North America	2,908	2,354	24	2,908	2,354	24
Total assets under management	$3,904	$3,186	23	$3,904	$3,186	23

Client assets
Europe/Middle East/Africa	$838	$681	23	$838	$681	23
Asia-Pacific	462	379	22	462	379	22
Latin America/Caribbean	257	218	18	257	218	18
Total international client assets	1,557	1,278	22	1,557	1,278	22
North America	4,164	3,366	24	4,164	3,366	24
Total client assets	$5,721	$4,644	23%	$5,721	$4,644	23%

CORPORATE
Refer to pages 84–85 of JPMorgan Chase’s 2023 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except employees)	2024	2023	Change	2024		2023		Change
Revenue
Principal transactions	$(1)	$128	NM	$124		$323		(62)%
Investment securities losses	(16)	(669)	98%	(928)		(2,437)		62
All other income	172	116	48	8,442	(c)	2,914	(f)	190
Noninterest revenue	155	(425)	NM	7,638		800		NM
Net interest income	2,915	1,983	47	7,756		5,461		42
Total net revenue(a)	3,070	1,558	97	15,394		6,261		146
Provision for credit losses	(4)	46	NM	28		173		(84)
Noninterest expense	589	696	(15)	3,444	(d)(e)	2,008	(g)	72
Income/(loss) before income tax expense/(benefit)	2,485	816	205	11,922		4,080		192
Income tax expense/(benefit)	675	4	NM	2,657		384	(h)	NM
Net income/(loss)	$1,810	$812	123	$9,265		$3,696		151
Total net revenue
Treasury and CIO	$3,154	$1,640	92	$7,555		$4,007		89
Other Corporate	(84)	(82)	(2)	7,839		2,254		248
Total net revenue	$3,070	$1,558	97	$15,394		$6,261		146
Net income/(loss)
Treasury and CIO	$2,291	$1,129	103	$5,445		$2,810		94
Other Corporate	(481)	(317)	(52)	3,820	(e)	886		331
Total net income/(loss)	$1,810	$812	123	$9,265		$3,696		151
Total assets (period-end)	$1,276,238	$1,275,673	—	$1,276,238		$1,275,673		—
Loans (period-end)	2,302	2,099	10	2,302		2,099		10
Deposits (period-end)(b)	30,170	20,363	48	30,170		20,363		48
Employees	49,213	47,280	4%	49,213		47,280		4%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $44 million and $57 million for the three months ended September 30, 2024 and 2023, respectively, and $138 million and $158 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 5 for additional information.
(d)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 5 for additional information.
(e)Includes the increase to the FDIC special assessment. Refer to Note 5 for additional information.
(f)Included the estimated bargain purchase gain of $2.8 billion for the nine months ended September 30, 2023 associated with First Republic acquisition. Refer to Notes 5 and 26 for additional information.
(g)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense has been aligned to the appropriate LOBs.
(h)Income taxes associated with the First Republic acquisition were reflected in the estimated bargain purchase gain.
Quarterly results
Net income was $1.8 billion, compared with $812 million in the prior year.
Net revenue was $3.1 billion, compared with $1.6 billion in the prior year.
Net interest income was $2.9 billion, up 47%, predominantly driven by the impact of balance sheet mix and reinvestments in the investment securities portfolio.
Noninterest revenue was $155 million, compared with a loss of $425 million in the prior year, driven by:
•lower net investment securities losses associated with repositioning the investment securities portfolio in Treasury and CIO, and
•an increase associated with other equity investments, primarily driven by a net gain compared to a net loss in the prior year related to Visa shares, partially offset by
•the absence of the prior-year adjustment to the estimated bargain purchase gain associated with the First Republic acquisition.
Noninterest expense was $589 million, down 15%, predominantly driven by lower restructuring costs associated with the First Republic.
The current period income tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes that also impacted the Firm's tax reserves.
Refer to Note 9 for additional information on the investment securities portfolio.
Year-to-date results
Net income was $9.3 billion, compared with $3.7 billion in the prior year.
Net revenue was $15.4 billion, compared with $6.3 billion in the prior year.
Net interest income was $7.8 billion, up 42%, primarily due to the impact of balance sheet mix, reinvestments in the investment securities portfolio, and higher rates.
Noninterest revenue was $7.6 billion, compared with $800 million in the prior year. Excluding the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024 and the prior-year $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition, revenue was up $1.7 billion, driven by:
•lower investment securities losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO, and
•higher revenue associated with the Firm's international consumer initiatives, partially offset by
•lower principal transactions revenue in Treasury and CIO.
Noninterest expense was $3.4 billion, up 72%, driven by:
•the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024,
•the $725 million increase to the FDIC special assessment recognized in the first quarter of 2024, and
•higher costs associated with the Firm's international consumer initiatives, partially offset by
•lower expense associated with the First Republic acquisition as substantially all the expense was reported in Corporate in the second quarter of 2023 and subsequently aligned to the appropriate LOBs starting in the third quarter of 2023, and
•lower legal expense.
Refer to Note 5 for additional information on the FDIC special assessment.
The provision for credit losses was $28 million.
The provision in the prior year was $173 million, reflecting an addition to the allowance for credit losses related to a single name exposure.
Refer to Note 9 for additional information on the investment securities portfolio, and Note 12 for additional information on the allowance for credit losses.
The current period income tax expense was predominantly driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes, including the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024.
The prior year tax expense benefited from the income tax expense associated with the First Republic acquisition reflected in the estimated bargain purchase gain.
Other Corporate also reflects the Firm's international consumer initiatives, which includes Chase U.K., Nutmeg, and an ownership stake in C6 Bank.

Treasury and CIO overview
At September 30, 2024, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 50-57 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 77-82 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Investment securities losses	$(16)	$(669)	98%	$(928)	$(2,437)	62%
Available-for-sale securities (average)	$306,244	$201,875	52	$259,003	$201,087	29
Held-to-maturity securities (average)	313,898	402,816	(22)	332,932	410,200	(19)
Investment securities portfolio (average)	$620,142	$604,691	3	$591,935	$611,287	(3)
Available-for-sale securities (period-end)	$331,715	$195,200	70	$331,715	$195,200	70
Held-to-maturity securities (period-end)	299,954	388,261	(23)	299,954	388,261	(23)
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$631,669	$583,461	8%	$631,669	$583,461	8%
(a)As of September 30, 2024 and 2023, the allowance for credit losses on investment securities was $123 million and $87 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		90
Capital Risk	44–49	91–101
Liquidity Risk	50–57	102-109
Reputation Risk		110
Consumer Credit Risk	60–63	114-119
Wholesale Credit Risk	64–72	120-130
Investment Portfolio Risk	76	134
Market Risk	77–82	135-143
Country Risk	83	144-145
Climate Risk		146
Operational Risk		147-150
Compliance Risk		151
Conduct Risk		152
Legal Risk		153
Estimations and Model Risk		154

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
As of September 30, 2024, the Firm's most binding constraint among the Basel III risk-based ratios is the Advanced Total Capital ratio. With respect to the CET1 and Tier 1 risk-based ratios, the Standardized ratios are more binding than the Advanced ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLR.
Refer to page 47 of this Form 10-Q and page 98 of JPMorgan Chase's 2023 Form 10-K for additional information on SLR.
In July 2023, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency ("OCC"), and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity", which is referred to in this Form 10-Q as the "U.S. Basel III proposal". Under the proposal, changes to the framework would include replacement of the Advanced approach with an expanded risk-based approach, which would not permit the use of internal models for the calculation of RWA, other than for market risk. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the Standardized approach. The proposal would significantly revise risk-based capital requirements for all banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). The proposed effective date is July 1, 2025, with a three-year transition period applicable to the expanded risk-based approach. However, a speech given by the Federal Reserve’s Vice Chair for Supervision in September 2024 indicated that a revised proposal could be issued with a delayed implementation date.
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

	Standardized			Advanced
(in millions, except ratios)	September 30, 2024	December 31, 2023	Capital ratio requirements(b)	September 30, 2024		December 31, 2023		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$272,964	$250,585		$272,964		$250,585
Tier 1 capital	292,333	277,306		292,333		277,306
Total capital	324,585	308,497		310,764	(c)	295,417	(c)
Risk-weighted assets	1,782,722	1,671,995		1,762,991	(c)	1,669,156	(c)
CET1 capital ratio	15.3%	15.0%	11.9%	15.5%		15.0%		11.5%
Tier 1 capital ratio	16.4	16.6	13.4	16.6		16.6		13.0
Total capital ratio	18.2	18.5	15.4	17.6		17.7		15.0
(a)The capital metrics reflect the CECL capital transition provisions. As of September 30, 2024, CET1 capital reflected the remaining $720 million CECL benefit and will be fully phased in as of January 1, 2025; as of December 31, 2023, CET1 capital reflected a $1.4 billion benefit. Refer to Note 21 for additional information.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended September 30, 2024. For the period ended December 31, 2023, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.4%, 12.9%, and 14.9%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.0%, 12.5%, and 14.5%, respectively. Refer to Note 21 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules. Refer to Note 26 of this Form 10-Q and page 96 of JPMorgan Chase’s 2023 Form 10-K for additional information on First Republic.

Three months ended (in millions, except ratios)	September 30, 2024	December 31, 2023	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,122,332	$3,831,200
Tier 1 leverage ratio	7.1%	7.2%	4.0%
Total leverage exposure	$4,893,662	$4,540,465
SLR	6.0%	6.1%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024		December 31, 2023
Total stockholders’ equity	$345,836		$327,878
Less: Preferred stock	21,650		27,404
Common stockholders’ equity	324,186		300,474
Add:
Certain deferred tax liabilities(a)	2,962		2,996
Other CET1 capital adjustments(b)	2,872		4,717
Less:
Goodwill(c)	54,065		54,377
Other intangible assets	2,991		3,225
Standardized/Advanced CET1 capital	$272,964		$250,585
Add: Preferred stock	21,650		27,404
Less: Other Tier 1 adjustments	2,281	(g)	683
Standardized/Advanced Tier 1 capital	$292,333		$277,306
Long-term debt and other instruments qualifying as Tier 2 capital	$11,626		$11,779
Qualifying allowance for credit losses(d)	21,190		20,102
Other	(564)		(690)
Standardized Tier 2 capital	$32,252		$31,191
Standardized Total capital	$324,585		$308,497
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(13,821)		(13,080)
Advanced Tier 2 capital	$18,431		$18,111
Advanced Total capital	$310,764		$295,417
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2024 and December 31, 2023, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $3.2 billion and $4.3 billion and the benefit from the CECL capital transition provisions of $720 million and $1.4 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 76 for additional information on principal investment risk.
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
(f)As of September 30, 2024 and December 31, 2023, included an incremental $565 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
(g)As of September 30, 2024, for capital purposes, included $1.6 billion of preferred stock for which notice of redemption was issued during the third quarter and which was redeemed in the fourth quarter. Refer to Note 17 for additional information.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2024.

Nine months ended September 30, (in millions)	2024
Standardized/Advanced CET1 capital at December 31, 2023	$250,585
Net income applicable to common equity	43,466
Dividends declared on common stock	(10,240)
Net purchase of treasury stock	(13,522)
Changes in additional paid-in capital	510
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	2,546
Translation adjustments, net of hedges(a)	29
Fair value hedges	(33)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(5)
Changes related to other CET1 capital adjustments(b)	(372)
Change in Standardized/Advanced CET1 capital	22,379
Standardized/Advanced CET1 capital at September 30, 2024	$272,964
Standardized/Advanced Tier 1 capital at December 31, 2023	$277,306
Change in CET1 capital(b)	22,379
Net redemptions of noncumulative perpetual preferred stock(c)	(7,354)
Other	2
Change in Standardized/Advanced Tier 1 capital	15,027
Standardized/Advanced Tier 1 capital at September 30, 2024	$292,333
Standardized Tier 2 capital at December 31, 2023	$31,191
Change in long-term debt and other instruments qualifying as Tier 2	(153)
Change in qualifying allowance for credit losses(b)	1,088
Other	126
Change in Standardized Tier 2 capital	1,061
Standardized Tier 2 capital at September 30, 2024	$32,252
Standardized Total capital at September 30, 2024	$324,585
Advanced Tier 2 capital at December 31, 2023	$18,111
Change in long-term debt and other instruments qualifying as Tier 2	(153)
Change in qualifying allowance for credit losses(b)(d)	347
Other	126
Change in Advanced Tier 2 capital	320
Advanced Tier 2 capital at September 30, 2024	$18,431
Advanced Total capital at September 30, 2024	$310,764
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information on changes in accounting principles and Note 21 for additional information on the CECL capital transition.
(c)As of September 30, 2024, for capital purposes, included $1.6 billion of preferred stock for which notice of redemption was issued during the third quarter and which was redeemed in the fourth quarter. Refer to Note 17 for additional information.
(d)As of September 30, 2024 and December 31, 2023, included an incremental $565 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the nine months ended September 30, 2024. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2024 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2023	$1,603,851	$68,144	$1,671,995	$1,155,261	$68,603	$445,292	$1,669,156
Model & data changes(a)	7,619	501	8,120	7,860	501	—	8,361
Movement in portfolio levels(b)	78,196	24,411	102,607	68,431	24,361	(7,318)	85,474
Changes in RWA	85,815	24,912	110,727	76,291	24,862	(7,318)	93,835
September 30, 2024	$1,689,666	$93,056	$1,782,722	$1,231,552	$93,465	$437,974	$1,762,991
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of September 30, 2024 and December 31, 2023, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $210.9 billion and $208.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $194.5 billion and $188.5 billion, respectively.
(d)As of September 30, 2024 and December 31, 2023, Credit risk RWA reflected approximately $45.2 billion and $52.4 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 98 of JPMorgan Chase’s 2023 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2024	December 31, 2023
Tier 1 capital	$292,333	$277,306
Total average assets	4,177,008	3,885,632
Less: Regulatory capital adjustments(a)	54,676	54,432
Total adjusted average assets(b)	4,122,332	3,831,200
Add: Off-balance sheet exposures(c)	771,330	709,265
Total leverage exposure	$4,893,662	$4,540,465
SLR	6.0%	6.1%
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
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	September 30, 2024	December 31, 2023
Consumer & Community Banking	$54.5	$55.5
Commercial & Investment Bank	132.0	138.0
Asset & Wealth Management	15.5	17.0
Corporate	122.2	90.0
Total common stockholders’ equity	$324.2	$300.5

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On September 17, 2024, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.25 per share, payable on October 31, 2024, an increase from the prior dividend of $1.15 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Total number of shares of common stock repurchased	30.3	15.6	73.2	54.3
Aggregate purchase price of common stock repurchases(a)	$6,361	$2,364	$14,528	$7,597
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
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages
200–201 of this Form 10-Q and page 35 of JPMorgan Chase’s 2023 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $286 million and $386 million, and $1.0 billion and $1.1 billion, for the three and nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended and subsequent to September 30, 2024, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 56 of this Form 10-Q and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s subordinated debt.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On June 28, 2024, the Firm announced that its preliminary Stress Capital Buffer ("SCB") requirement provided by the Federal Reserve is 3.3% (up from 2.9%), and the Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, is 12.3% (up from 11.9%). On August 28, 2024, the Federal Reserve affirmed these requirements. The SCB requirement became effective on October 1, 2024, and will remain in effect until September 30, 2025.
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$543.6	$237.7	$513.8	$222.6
% of RWA	30.5%	13.3%	30.7%	13.3%
Regulatory requirements	23.0	10.5	23.0	10.0
Surplus/(shortfall)	$133.6	$50.5	$129.2	$55.4
% of total leverage exposure	11.1%	4.9%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$78.7	$17.5	$82.5	$18.3
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
Refer to Liquidity Risk Management on pages 50-57 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital.

September 30, 2024
(in millions)	Actual	Minimum
Net Capital	$23,932	$5,981
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of September 30, 2024, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

September 30, 2024	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$52,859
CET1 capital ratio	15.4%	4.5%
Tier 1 capital ratio	19.9	6.0
Total capital ratio	24.2	8.0
Tier 1 leverage ratio	5.8	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2024 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of September 30, 2024, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

September 30, 2024	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$46,550
CET1 capital ratio	19.0%	4.5%
Tier 1 capital ratio	19.0	6.0
Total capital ratio	32.8	8.0
Tier 1 leverage ratio	6.1	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of September 30, 2024 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2024	June 30, 2024	September 30, 2023
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$412,389	$461,392	$402,663
Eligible securities(b)(c)	453,899	356,815	378,702
Total HQLA(d)	$866,288	$818,207	$781,365
Net cash outflows	$762,072	$732,179	$696,668
LCR	114%	112%	112%
Net excess eligible HQLA(d)	$104,216	$86,028	$84,697
JPMorgan Chase Bank N.A.:
LCR	121%	125%	123%
Net excess eligible HQLA	$168,137	$189,124	$167,096
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

The Firm’s average LCR increased during the three months ended September 30, 2024, compared with the three months ended June 30, 2024, driven by a dividend payment from JPMorgan Chase Bank, N.A. to the Parent Company and long-term debt issuances, partially offset by common stock repurchases and common stock dividends paid.
The Firm's average LCR increased during the three months ended September 30, 2024, compared with three months ended September 30, 2023, driven by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company and long-term debt issuances, largely offset by common stock repurchases and common stock dividends paid.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2024 decreased compared with the three months ended June 30, 2024, primarily due to a dividend payment to the Parent Company, loan growth and a decline in deposits, partially offset by higher market values of HQLA-eligible investment securities.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2024 decreased compared with the three months ended September 30, 2023, primarily due to a decline in deposits and dividend payments to the Parent Company, offset by debt issuances and FHLB advances, a reduction in unencumbered non-HQLA AFS securities, and higher market values of HQLA-eligible investment securities.
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

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $608 billion and $649 billion as of September 30, 2024 and December 31, 2023, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2023, was driven by decreases in excess eligible HQLA securities at JPMorgan Chase Bank, N.A. and in unencumbered AFS securities, largely offset by an increase in CIB trading assets.
The Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities as of September 30, 2024 and December 31, 2023, respectively, comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $868 billion and $798 billion, respectively, and unencumbered marketable securities with a fair value of approximately $608 billion and $649 billion, respectively.
The Firm also had available borrowing capacity at the FHLB and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $386 billion and $340 billion as of September 30, 2024 and December 31, 2023, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased from December 31, 2023 primarily due to a higher amount of commercial loans and credit card receivables pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended September 30, 2024, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report for the quarterly periods ended June 30, 2024 and March 31, 2024 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2024 and December 31, 2023, and the average deposit balances for the three and nine months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	December 31, 2023	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2024	2023	2024	2023
Consumer & Community Banking(a)	$1,054,027	$1,094,738	$1,053,701	$1,143,539	$1,068,774	$1,138,050
Commercial & Investment Bank(a)	1,097,591	1,050,892	1,064,402	988,765	1,052,438	984,187
Asset & Wealth Management(a)	248,984	233,232	236,470	201,975	230,560	212,652
Corporate	30,170	21,826	28,737	21,462	24,680	19,785
Total Firm	$2,430,772	$2,400,688	$2,383,310	$2,355,741	$2,376,452	$2,354,674
(a)In the fourth quarter of 2023, CCB transferred certain deposits associated with First Republic to AWM and CIB. Refer to page 67 of JPMorgan Chase's 2023 Form 10-K for additional information.
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
The following discussion excludes the impact of the transfer of certain First Republic deposits in the fourth quarter of 2023 from CCB to the other LOBs as the transfers had no net impact on Firmwide deposits.
Average deposits increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, reflecting the net impact of:
•an increase in CIB due to net inflows in Payments and Securities Services, and net issuances of structured notes as a result of client demand in Markets, partially offset by deposit attrition, which included actions taken to reduce certain deposits,
•an increase in AWM driven by new and existing product offerings, largely offset by continued migration into higher-yielding investments,
•higher balances in Corporate as a result of certain higher-yielding programs that were launched in the second quarter of 2024, associated with the Firm's international consumer initiatives, and
•a decline in CCB in existing accounts primarily due to increased customer spending, partially offset by new accounts.
Average deposits increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, reflecting the net impact of:
•an increase in CIB due to net inflows predominantly in Payments and net issuances of structured notes as a result of client demand in Markets, partially offset by deposit attrition, which included actions taken to reduce certain deposits,
•the timing impact of First Republic,
•higher balances in Corporate as a result of certain higher-yielding programs that were launched in the second quarter of 2024, associated with the Firm's international consumer initiatives,
•an increase in AWM primarily driven by new and existing product offerings, predominantly offset by continued migration into higher-yielding investments, and
•a decline in CCB in existing accounts primarily due to increased customer spending, partially offset by new accounts.

Period-end deposits increased from December 31, 2023, reflecting the net impact of:
•an increase in CIB due to net inflows in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM driven by new and existing product offerings,
•higher balances in Corporate as a result of certain higher-yielding programs that were launched in the second quarter of 2024, associated with the Firm's international consumer initiatives, and
•a decline in CCB in existing accounts primarily due to increased customer spending and migration into higher-yielding investments, largely offset by new accounts.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment Results on pages 15–16 and pages 20-42, respectively, for further information on deposit and liability balance trends, as well as Consolidated Results of Operations on pages 9–14 and Note 26 for additional information on the First Republic acquisition. Refer to Note 3 for further information on structured notes.
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

(in millions)	September 30, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.		Non-U.S.
Three months or less	$119,054	$85,138	$98,606	(a)	$77,466
Over three months but within 6 months	16,034	5,936	17,736		5,358
Over six months but within 12 months	8,437	3,826	10,294		4,820
Over 12 months	864	2,015	710		2,543
Total	$144,389	$96,915	$127,346	(a)	$90,187
(a)Prior-period amounts have been revised to include cash collateral for certain derivatives to align with a change in the methodology for calculating uninsured U.S. time deposits.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of September 30, 2024 and December 31, 2023.

(in billions except ratios)	September 30, 2024	December 31, 2023
Deposits	$2,430.8	$2,400.7
Deposits as a % of total liabilities	63%	68%
Loans	$1,340.0	$1,323.7
Loans-to-deposits ratio	55%	55%

The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the three and nine months ended September 30, 2024 and 2023.

(Unaudited) (in millions, except interest rates)	Average balances
	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. offices
Noninterest-bearing	$605,498	$636,730	$617,539	$636,079
Interest-bearing
Demand(a)	279,852	274,951	278,940	280,635
Savings(b)	789,805	855,846	798,176	876,671
Time	230,656	158,112	220,353	132,155
Total interest-bearing deposits	1,300,313	1,288,909	1,297,469	1,289,461
Total deposits in U.S. offices	1,905,811	1,925,639	1,915,008	1,925,540
Non-U.S. offices
Noninterest-bearing	28,459	24,253	26,069	25,007
Interest-bearing
Demand	351,368	317,003	342,477	319,339
Time	97,672	88,846	92,898	84,788
Total interest-bearing deposits	449,040	405,849	435,375	404,127
Total deposits in non-U.S. offices	477,499	430,102	461,444	429,134
Total deposits	$2,383,310	$2,355,741	$2,376,452	$2,354,674

(Unaudited)	Average interest rates
	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	4.06%	3.85%	3.98%	3.34%
Savings(b)	1.47	1.19	1.40	1.04
Time	4.97	4.68	5.08	4.59
Total interest-bearing deposits	2.67	2.18	2.58	1.90
Total deposits in U.S. offices	1.79	1.47	1.75	1.27
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	3.18	2.90	3.23	2.55
Time	5.85	6.23	6.05	5.64
Total interest-bearing deposits	3.78	3.61	3.83	3.20
Total deposits in non-U.S. offices	3.54	3.41	3.62	3.01
Total deposits	2.15%	1.83%	2.11%	1.59%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2024 and December 31, 2023, and average balances for the three and nine months ended September 30, 2024 and 2023, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15–16 and Note 10 for additional information.
Sources of funds (excluding deposits)

	September 30, 2024	December 31, 2023	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2024	2023	2024		2023
Commercial paper	$9,691	$14,737	$9,903	$13,004	$11,577		$12,292
Other borrowed funds	12,335	8,200	13,026	9,250	11,606		9,701
Federal funds purchased	675	787	1,443	1,799	1,548		1,753
Total short-term unsecured funding	$22,701	$23,724	$24,372	$24,053	$24,731		$23,746
Securities sold under agreements to repurchase(a)	$384,140	$212,804	$418,622	$246,761	$359,233		$250,447
Securities loaned(a)	4,522	2,944	5,730	5,545	4,823		4,517
Other borrowed funds	28,612	21,775	27,847	22,110	24,788		22,071
Obligations of Firm-administered multi-seller conduits(b)	17,173	17,781	18,356	18,353	19,170		13,890
Total short-term secured funding	$434,447	$255,304	$470,555	$292,769	$408,014		$290,925
Senior notes	$207,606	$191,202	$202,600	$178,395	$196,986		$181,336
Subordinated debt	16,643	19,708	18,922	19,695	19,380		20,681
Structured notes(c)	100,325	86,056	96,379	77,182	91,489		75,347
Total long-term unsecured funding	$324,574	$296,966	$317,901	$275,272	$307,855		$277,364
Credit card securitization(b)	$5,361	$2,998	$5,337	$1,347	$5,070		$1,175
FHLB advances	32,042	41,246	34,063	36,040	37,357	(g)	25,275
Purchase Money Note(d)	49,152	48,989	49,116	48,901	49,062		27,394
Other long-term secured funding(e)	4,389	4,624	4,579	4,627	4,726		4,485
Total long-term secured funding	$90,944	$97,857	$93,095	$90,915	$96,215		$58,329
Preferred stock(f)	$21,650	$27,404	$22,408	$27,404	$25,398		$27,404
Common stockholders’ equity(f)	$324,186	$300,474	$321,894	$284,798	$310,353		$278,010
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
(f)Refer to Capital Risk Management on pages 44-49 and Consolidated statements of changes in stockholders’ equity on page 92 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2023 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(g)Includes the timing impact of First Republic. Refer to Consolidated Results of Operations on pages 9–14 and Note 26 of this Form 10-Q, and pages 102-109 of JPMorgan Chase's 2023 Form 10-K for additional information.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2024, compared with December 31, 2023, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
The increase in secured other borrowed funds at September 30, 2024 from December 31, 2023 was predominantly due to higher financing requirements in Markets. For the average three months ended September 30, 2024, compared to the prior year period, the increase was due to higher financing requirements in Markets, partially offset by maturities in Treasury and CIO.
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
The decrease in commercial paper at September 30, 2024 from December 31, 2023, and for the average three months ended September 30, 2024 compared to the prior year three-month period, was due to lower issuances primarily as a result of short-term liquidity management.
The increase in unsecured other borrowed funds at September 30, 2024 from December 31, 2023, and for the average three months ended September 30, 2024 compared to the prior year three-month period, was driven by higher net issuances of structured notes in CIB, due to client demand.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at September 30, 2024 from December 31, 2023, and the increase in averages for the three and nine months ended September 30, 2024 compared to the same prior year periods, were primarily driven by net issuances in Markets due to client demand.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2024 and 2023. Refer to Liquidity Risk Management on pages 102–109 and Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$9,000	$4,500	$26,500	$7,000	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	4,079	—	—	—	—	—
Total senior notes	9,000	4,500	30,579	7,000	—	—	—	—
Structured notes(a)	1,126	755	2,728	2,199	14,339	10,028	42,207	25,693
Total long-term unsecured funding – issuance	$10,126	$5,255	$33,307	$9,199	$14,339	$10,028	$42,207	$25,693
Maturities/redemptions
Senior notes	$1,320	$4,535	$17,989	$17,968	$—	$—	$65	$67
Subordinated debt	3,062	41	3,097	2,068	—	—	—	—
Structured notes	197	499	707	1,270	12,060	7,282	35,468	21,263
Total long-term unsecured funding – maturities/redemptions	$4,579	$5,075	$21,793	$21,306	$12,060	$7,282	$35,533	$21,330
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, and their respective maturities or redemptions, as applicable for the three and nine months ended September 30, 2024 and 2023, respectively.

Long-term secured funding
	Three months ended September 30,					Nine months ended September 30,
	2024	2023	2024		2023	2024	2023	2024		2023
(in millions)	Issuance		Maturities/Redemptions			Issuance		Maturities/Redemptions
Credit card securitization	$—	$1,998	$—		$—	$2,348	$1,998	$—		$1,000
FHLB advances	—	6,000	3,601	(c)	4,230	—	31,775	9,249	(c)	4,834
Purchase Money Note(a)	—	—	—		—	—	50,000	—		—
Other long-term secured funding(b)	386	177	427		164	1,106	919	797		276
Total long-term secured funding	$386	$8,175	$4,028		$4,394	$3,454	$84,692	$10,046		$6,110
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
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2024, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
September 30, 2024	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Negative	Aa3	P-1	Stable
Standard & Poor’s (a)	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 60-75 for a further discussion of Credit Risk.
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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 60-63 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 64-72 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Loans retained	$1,285,370	$1,280,870	$6,833	$5,989
Loans held-for-sale	12,504	3,985	126	184
Loans at fair value	42,137	38,851	1,116	744
Total loans	1,340,011	1,323,706	8,075	6,917
Derivative receivables	52,561	54,864	210	364
Receivables from customers(a)	53,270	47,625	—	—
Total credit-related assets	1,445,842	1,426,195	8,285	7,281
Assets acquired in loan satisfactions
Real estate owned	NA	NA	292	274
Other	NA	NA	51	42
Total assets acquired in loan satisfactions	NA	NA	343	316
Lending-related commitments	1,576,476	1,497,847	619	464
Total credit portfolio	$3,022,318	$2,924,042	$9,247	$8,061
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,841)	$(37,779)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,082)	(22,461)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2024 and December 31, 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $126 million and $182 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net charge-offs	$2,087	$1,497	$6,274	$4,045
Average retained loans	1,271,602	1,259,845	1,265,652	1,179,419
Net charge-off rates	0.65%	0.47%	0.66%	0.46%

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
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Consumer, excluding credit card
Residential real estate(a)	$311,338	$326,409	$3,083	$3,466
Auto and other(b)(c)	66,600	70,866	233	177
Total loans – retained	377,938	397,275	3,316	3,643
Loans held-for-sale	1,101	487	50	95
Loans at fair value(d)	15,906	12,331	347	465
Total consumer, excluding credit card loans	394,945	410,093	3,713	4,203
Lending-related commitments(e)	45,322	45,403
Total consumer exposure, excluding credit card	440,267	455,496
Credit card
Loans retained(f)	219,542	211,123	NA	NA
Total credit card loans	219,542	211,123	NA	NA
Lending-related commitments(e)(g)	989,594	915,658
Total credit card exposure	1,209,136	1,126,781
Total consumer credit portfolio	$1,649,403	$1,582,277	$3,713	$4,203
Credit-related notes used in credit portfolio management activities(h)	$(544)	$(790)

	Three months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(40)	$(16)	$312,953	$327,826	(0.05)%	(0.02)%
Auto and other	203	183	66,506	68,962	1.21	1.05
Total consumer, excluding credit card - retained	163	167	379,459	396,788	0.17	0.17
Credit card - retained	1,766	1,227	217,204	195,232	3.23	2.49
Total consumer - retained	$1,929	$1,394	$596,663	$592,020	1.29%	0.93%

	Nine months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(83)	$(61)	$317,944	$286,239	(0.03)%	(0.03)%
Auto and other	564	482	68,415	66,431	1.10	0.97
Total consumer, excluding credit card - retained	481	421	386,359	352,670	0.17	0.16
Credit card - retained	5,282	3,273	210,645	187,624	3.35	2.33
Total consumer - retained	$5,763	$3,694	$597,004	$540,294	1.29%	0.91%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At September 30, 2024 and December 31, 2023, excluded operating lease assets of $11.5 billion and $10.4 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2024 and December 31, 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $126 million and $182 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $18.7 billion and $14.4 billion for the three months ended September 30, 2024 and 2023, respectively, and $17.0 billion and $12.9 billion for the nine months ended September 30, 2024 and 2023, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.
Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2023 driven by retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2023, predominantly driven by paydowns and loan sales, net of originations. Retained nonaccrual loans decreased compared to December 31, 2023, predominantly driven by loan sales. Net recoveries were higher for the three and nine months ended September 30, 2024 compared to the same period in the prior year, driven by loan sales.
Loans held-for-sale increased from December 31, 2023, predominantly driven by a transfer of certain retained loans in anticipation of securitization. Nonaccrual loans held-for-sale decreased compared to December 31, 2023, driven by loan sales.
Loans at fair value increased compared to December 31, 2023, driven by higher Home Lending loans as originations outpaced warehouse loan sales, and higher CIB loans as purchases outpaced sales. Nonaccrual loans at fair value decreased compared to December 31, 2023, driven by net sales in CIB.
At September 30, 2024 and December 31, 2023, the carrying value of interest-only residential mortgage loans was $89.4 billion and $90.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of home equity lines of credit outstanding was $14.5 billion at September 30, 2024. The carrying value of home equity lines of credit outstanding included $3.9 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.8 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2024	December 31, 2023
Current	$600	$446
30-89 days past due	72	102
90 or more days past due	126	182
Total government guaranteed loans	$798	$730
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
For the three and nine months ended September 30, 2024, residential real estate financial difficulty modifications ("FDMs") were $74 million and $188 million, respectively, and $43 million and $110 million for the three and nine months ended September 30, 2023, respectively. Loans subject to trial modification where the terms of the loans have not been permanently modified, and loans subject to discharge under Chapter 7 bankruptcy proceedings ("Chapter 7 loans"), were not material for the three and nine months ended September 30, 2024 and 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio decreased when compared to December 31, 2023, predominantly due to loan securitizations. Net charge-offs increased for the nine months ended September 30, 2024 compared to the same period in the prior year, predominantly due to higher scored auto net charge-offs of $100 million, reflecting a decline in used vehicle valuations. Refer to Note 13 for further information on securitization activity.
Nonperforming assets
The following table presents information as of September 30, 2024 and December 31, 2023, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2024	December 31, 2023
Nonaccrual loans
Residential real estate	$3,464	$4,015
Auto and other	249	188
Total nonaccrual loans	3,713	4,203
Assets acquired in loan satisfactions
Real estate owned	81	120
Other	51	42
Total assets acquired in loan satisfactions	132	162
Total nonperforming assets	$3,845	$4,365
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2024 and December 31, 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $126 million and $182 million, respectively.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2024 and 2023.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2024	2023
Beginning balance	$4,203	$4,325
Additions	2,245	2,038
Reductions:
Principal payments and other	697	755
Sales	716	179
Charge-offs	453	329
Returned to performing status	724	795
Foreclosures and other liquidations	145	131
Total reductions	2,735	2,189
Net changes	(490)	(151)
Ending balance	$3,713	$4,174
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased from December 31, 2023 reflecting growth from new accounts and revolving balances. The September 30, 2024 30+ and 90+ day delinquency rates of 2.20% and 1.10%, respectively, increased compared to the December 31, 2023 30+ and 90+ delinquency rates of 2.14% and 1.05%, respectively, in line with expectations. Net charge-offs increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year reflecting the seasoning of newer vintages and continued credit normalization.
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
Modified credit card loans
For the three and nine months ended September 30, 2024, credit card FDMs were $272 million and $714 million, respectively, and $197 million and $489 million for the three and nine months ended September 30, 2023, respectively. FDMs increased for the three and nine months ended September 30, 2024 compared to the same periods in the prior year due to higher delinquencies, reflecting growth in the portfolio.
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
As of September 30, 2024, loans increased $23 billion, driven by higher loans in CIB and higher securities based lending in AWM. Lending-related commitments increased by $4.8 billion, driven by Technology, Media & Telecommunications and Consumer & Retail, including held-for-sale commitments, largely offset by decreases in Asset Managers and Individuals.
As of September 30, 2024, nonperforming exposure increased by $1.7 billion, predominantly driven by Real Estate, concentrated in Office, and Technology, Media & Telecommunications, resulting from downgrades. For the nine months ended September 30, 2024, wholesale net charge-offs were $511 million, predominantly in Real Estate, concentrated in Office, Individuals, Consumer & Retail and Industrials.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Loans retained	$687,890	$672,472	$3,517	$2,346
Loans held-for-sale	11,403	3,498	76	89
Loans at fair value	26,231	26,520	769	279
Loans	725,524	702,490	4,362	2,714
Derivative receivables	52,561	54,864	210	364
Receivables from customers(a)	53,270	47,625	—	—
Total wholesale credit-related assets	831,355	804,979	4,572	3,078
Assets acquired in loan satisfactions
Real estate owned	NA	NA	211	154
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	211	154
Lending-related commitments	541,560	536,786	619	464
Total wholesale credit portfolio	$1,372,915	$1,341,765	$5,402	$3,696
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,297)	$(36,989)	$—	$—
Liquid securities and other cash collateral held against derivatives	(23,082)	(22,461)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2024 and December 31, 2023. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2024 (in millions, except ratios)
Loans retained	$226,137	$285,469	$176,284	$687,890	$467,006	$220,884	$687,890	68%
Derivative receivables				52,561			52,561
Less: Liquid securities and other cash collateral held against derivatives				(23,082)			(23,082)
Total derivative receivables, net of collateral	7,765	7,396	14,318	29,479	20,782	8,697	29,479	70
Lending-related commitments	127,476	389,014	25,070	541,560	356,950	184,610	541,560	66
Subtotal	361,378	681,879	215,672	1,258,929	844,738	414,191	1,258,929	67
Loans held-for-sale and loans at fair value(a)				37,634			37,634
Receivables from customers				53,270			53,270
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,349,833			$1,349,833
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,066)	$(29,087)	$(6,144)	$(40,297)	$(32,444)	$(7,853)	$(40,297)	81%

	Maturity profile(d)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2023 (in millions, except ratios)
Loans retained	$211,104	$280,821	$180,547	$672,472	$458,838	$213,634	$672,472	68%
Derivative receivables				54,864			54,864
Less: Liquid securities and other cash collateral held against derivatives				(22,461)			(22,461)
Total derivative receivables, net of collateral	8,007	8,970	15,426	32,403	24,919	7,484	32,403	77
Lending-related commitments	143,337	368,646	24,803	536,786	341,611	195,175	536,786	64
Subtotal	362,448	658,437	220,776	1,241,661	825,368	416,293	1,241,661	66
Loans held-for-sale and loans at fair value(a)				30,018			30,018
Receivables from customers				47,625			47,625
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,319,304			$1,319,304
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,311)	$(28,353)	$(5,325)	$(36,989)	$(28,869)	$(8,120)	$(36,989)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2024, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $47.1 billion and $41.4 billion as of September 30, 2024 and December 31, 2023, representing approximately 3.7% and 3.3% of total wholesale credit exposure, respectively; of the $47.1 billion, $42.7 billion was performing. The increase in criticized exposure was predominantly driven by Real Estate, concentrated in Multifamily and Office, reflecting net downgrades, and held-for-sale commitments in Technology and Media, partially offset by a decrease in Consumer & Retail.
The table below summarizes by industry the Firm’s exposures as of September 30, 2024 and December 31, 2023. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2023 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2024
(in millions)
Real Estate	$208,590	$143,833	$51,794	$11,666	$1,297	$660	$141	$(606)	$—
Individuals and Individual Entities(b)	140,526	114,207	25,536	261	522	975	114	—	—
Consumer & Retail	135,082	66,456	61,790	6,271	565	276	89	(4,362)	—
Asset Managers	129,475	90,452	38,928	91	4	87	2	—	(7,485)
Technology, Media & Telecommunications	85,714	46,578	26,629	11,862	645	133	37	(4,860)	—
Industrials	71,677	36,451	31,239	3,701	286	162	76	(2,357)	—
Healthcare	63,259	42,734	17,228	2,690	607	47	39	(3,346)	—
Banks & Finance Companies	62,358	38,251	23,962	139	6	13	—	(813)	(351)
Utilities	38,147	26,322	10,544	1,160	121	2	—	(2,704)	—
State & Municipal Govt(c)	36,060	34,185	1,850	15	10	188	—	(4)	(10)
Automotive	34,147	22,462	10,888	775	22	53	1	(1,023)	—
Oil & Gas	30,699	18,968	11,521	204	6	—	(2)	(1,835)	(3)
Insurance	21,449	14,596	6,635	193	25	8	—	(1,118)	(6,951)
Chemicals & Plastics	21,065	10,849	8,810	1,295	111	12	14	(1,208)	—
Transportation	16,851	9,662	6,710	442	37	20	(7)	(558)	—
Metals & Mining	16,656	8,174	7,139	1,299	44	—	—	(220)	(7)
Central Govt	14,762	14,398	230	134	—	—	—	(1,674)	(1,545)
Securities Firms	10,202	4,943	5,255	4	—	93	—	(14)	(2,606)
Financial Markets Infrastructure	5,206	4,711	495	—	—	—	—	—	—
All other(d)	140,086	118,262	21,248	538	38	98	7	(13,595)	(4,124)
Subtotal	$1,282,011	$866,494	$368,431	$42,740	$4,346	$2,827	$511	$(40,297)	$(23,082)
Loans held-for-sale and loans at fair value	37,634
Receivables from customers	53,270
Total(e)	$1,372,915

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2023
(in millions)
Real Estate	$208,261	$148,866	$50,190	$8,558	$647	$717	$275	$(574)	$—
Individuals and Individual Entities(b)	145,849	110,673	34,261	334	581	861	10	—	—
Consumer & Retail	127,086	60,168	58,606	7,863	449	318	161	(4,204)	—
Asset Managers	129,574	83,857	45,623	90	4	201	1	—	(7,209)
Technology, Media & Telecommunications	77,296	40,468	27,094	9,388	346	36	81	(4,287)	—
Industrials	75,092	40,951	30,586	3,419	136	213	31	(2,949)	—
Healthcare	65,025	43,163	18,396	3,005	461	130	17	(3,070)	—
Banks & Finance Companies	57,177	33,881	22,744	545	7	9	277	(511)	(412)
Utilities	36,061	25,242	9,929	765	125	1	(3)	(2,373)	—
State & Municipal Govt(c)	35,986	33,561	2,390	27	8	31	—	(4)	—
Automotive	33,977	23,152	10,060	640	125	59	—	(653)	—
Oil & Gas	34,475	18,276	16,076	111	12	45	11	(1,927)	(5)
Insurance	20,501	14,503	5,700	298	—	2	—	(961)	(6,898)
Chemicals & Plastics	20,773	11,353	8,352	916	152	106	2	(1,045)	—
Transportation	16,060	8,865	5,943	1,196	56	23	(26)	(574)	—
Metals & Mining	15,508	8,403	6,514	536	55	12	44	(229)	—
Central Govt	17,704	17,264	312	127	1	—	—	(3,490)	(2,085)
Securities Firms	8,689	4,570	4,118	1	—	—	—	(14)	(2,765)
Financial Markets Infrastructure	4,251	4,052	199	—	—	—	—	—	—
All other(d)	134,777	115,711	18,618	439	9	21	(2)	(10,124)	(3,087)
Subtotal	$1,264,122	$846,979	$375,711	$38,258	$3,174	$2,785	$879	$(36,989)	$(22,461)
Loans held-for-sale and loans at fair value	30,018
Receivables from customers	47,625
Total(e)	$1,341,765
(a)The industry rankings presented in the table as of December 31, 2023, are based on the industry rankings of the corresponding exposures as of September 30, 2024, not actual rankings of such exposures as of December 31, 2023.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2024 and December 31, 2023 noted above, the Firm held: $5.7 billion and $5.9 billion, respectively, of trading assets; $18.2 billion and $21.4 billion, respectively, of AFS securities; and $9.4 billion and $9.9 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both September 30, 2024 and December 31, 2023. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $426.0 billion and $614.1 billion, at September 30, 2024 and December 31, 2023, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $208.6 billion as of September 30, 2024. Criticized exposure increased by $3.8 billion from $9.2 billion at December 31, 2023 to $13.0 billion at September 30, 2024, predominantly driven by Multifamily and Office, resulting from downgrades.

	September 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$125,368	$42	$125,410	77%	91%
Industrial	19,252	30	19,282	66	74
Office	16,875	51	16,926	48	81
Other Income Producing Properties(b)	14,750	261	15,011	51	67
Services and Non Income Producing	14,484	73	14,557	58	51
Retail	12,788	53	12,841	72	69
Lodging	4,538	25	4,563	27	55
Total Real Estate Exposure(c)	$208,055	$535	$208,590	69%	82%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$121,946	$21	$121,967	79%	90%
Industrial	20,254	18	20,272	70	72
Office	16,462	32	16,494	51	81
Other Income Producing Properties(b)	15,542	208	15,750	55	63
Services and Non Income Producing	16,145	74	16,219	62	46
Retail	12,763	48	12,811	75	73
Lodging	4,729	19	4,748	30	48
Total Real Estate Exposure	$207,841	$420	$208,261	71%	80%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 83% secured; unsecured exposure is largely investment-grade primarily to Real Estate Investment Trusts (“REITs”) and Real Estate Operating Companies (“REOCs”) whose underlying assets are generally diversified.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $135.1 billion as of September 30, 2024. Criticized exposure decreased by $1.5 billion to $6.8 billion at September 30, 2024 from $8.3 billion at December 31, 2023, driven by net portfolio activity, partially offset by net downgrades.

	September 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Food and Beverage	$37,706	$586	$38,292	64%	32%
Business and Consumer Services	36,180	445	36,625	41	38
Retail(a)	35,593	475	36,068	51	32
Consumer Hard Goods	13,902	228	14,130	45	32
Leisure(b)	9,850	117	9,967	22	45
Total Consumer & Retail(c)	$133,231	$1,851	$135,082	49%	34%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Food and Beverage	$32,256	$930	$33,186	57%	36%
Business and Consumer Services	34,822	392	35,214	42	42
Retail(a)	36,042	334	36,376	51	30
Consumer Hard Goods	13,169	197	13,366	43	33
Leisure(b)	8,784	160	8,944	25	47
Total Consumer & Retail	$125,073	$2,013	$127,086	47%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of September 30, 2024, approximately 89% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 56% secured; unsecured exposure is approximately 81% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $30.7 billion as of September 30, 2024. Criticized exposure was $210 million at September 30, 2024 and $123 million at December 31, 2023.

	September 30, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$14,788	$387	$15,175	60%	28%
Other Oil & Gas(a)	15,378	146	15,524	64	21
Total Oil & Gas(b)	$30,166	$533	$30,699	62%	25%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production (“E&P”) and Oil field Services	$18,121	$536	$18,657	51%	26%
Other Oil & Gas(a)	15,649	169	15,818	55	22
Total Oil & Gas	$33,770	$705	$34,475	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 34% secured, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 72% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2024 and 2023. Since September 30, 2023, nonaccrual loan exposure increased by $1.0 billion, driven by Real Estate, concentrated in Office, Technology, Media & Telecommunications, and Healthcare, resulting from downgrades, partially offset by a single name in Banks & Finance Companies.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2024	2023
Beginning balance	$2,714	$2,395
Additions	3,937	2,843
Reductions:
Paydowns and other	1,381	783
Gross charge-offs	640	414
Returned to performing status	208	550
Sales	60	145
Total reductions	2,289	1,892
Net changes	1,648	951
Ending balance	$4,362	$3,346

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2024 and 2023. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Loans
Average loans retained	$674,939	$667,825	$668,648	$639,125
Gross charge-offs	211	141	659	435
Gross recoveries collected	(53)	(38)	(148)	(84)
Net charge-offs/(recoveries)	158	103	511	351
Net charge-off/(recovery) rate	0.09%	0.06%	0.10%	0.07%
Modified wholesale loans
The amortized cost of wholesale FDMs for the three and nine months ended September 30, 2024 was $1.2 billion and $2.0 billion, respectively, of which $325 million and $572 million, respectively, was nonaccrual loan exposure. The amortized cost of wholesale FDMs for the three and nine months ended September 30, 2023 was $1.4 billion and $2.0 billion, respectively, of which $752 million and $884 million, respectively, was nonaccrual loan exposure. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K and Note 11 of this Form 10-Q for further information.

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% at both September 30, 2024 and December 31, 2023. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $52.6 billion and $54.9 billion at September 30, 2024 and December 31, 2023, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2024	December 31, 2023
Total, net of cash collateral	$52,561	$54,864
Liquid securities and other cash collateral held against derivative receivables	(23,082)	(22,461)
Total, net of liquid securities and other cash collateral	$29,479	$32,403
Other collateral held against derivative receivables	(1,258)	(993)
Total, net of collateral	$28,221	$31,410

Ratings profile of derivative receivables
	September 30, 2024		December 31, 2023
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$19,621	70%	$24,004		76%
Noninvestment-grade	8,600	30	7,406	(a)	24
Total	$28,221	100%	$31,410		100%
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
(in millions)	September 30, 2024	December 31, 2023
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$26,214	$24,157
Derivative receivables	14,083	12,832
Credit derivatives and credit-related notes used in credit portfolio management activities	$40,297	$36,989
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2024 was $26.5 billion, reflecting a net addition of $1.8 billion from December 31, 2023.
The net addition to the allowance for credit losses included:
•$1.5 billion in consumer, reflecting:
–a $1.7 billion net addition in Card Services, due to loan growth, reflecting higher revolving balances, including the seasoning of newer vintages, and changes in certain macroeconomic variables, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•$196 million in wholesale, reflecting:
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024, partially offset by
–changes in certain macroeconomic variables and the impact of changes in the loan and lending-related commitment portfolios.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.6% in the third quarter of 2025, and a weighted average U.S. real GDP level that is 1.9% lower than the central case at the end of the fourth quarter of 2025.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2024
	4Q24	2Q25	4Q25
U.S. unemployment rate(a)	4.5%	4.6%	4.4%
YoY growth in U.S. real GDP(b)	1.6%	1.6%	1.9%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
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
Refer to Consumer Credit Portfolio on pages 60-63, Wholesale Credit Portfolio on pages 64-72 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 84-86 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2024				2023
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	—	—	—	—	(489)	(100)	2	(587)
Gross charge-offs	971	6,044	659	7,674	809	3,852	435	5,096
Gross recoveries collected	(490)	(762)	(148)	(1,400)	(388)	(579)	(84)	(1,051)
Net charge-offs	481	5,282	511	6,274	421	3,273	351	4,045
Provision for loan losses	360	6,932	506	7,798	723	4,073	2,047	6,843
Other	—	—	5	5	1	—	8	9
Ending balance at September 30,	$1,735	$14,100	$8,114	$23,949	$1,854	$11,900	$8,192	$21,946

Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	6	—	162	168	5	—	(313)	(308)
Other	—	—	—	—	—	—	1	1
Ending balance at September 30,	$81	$—	$2,061	$2,142	$81	$—	$1,994	$2,075

Impairment methodology
Asset-specific(b)	$(756)	$—	$499	$(257)	$(942)	$—	$732	$(210)
Portfolio-based	2,491	14,100	7,615	24,206	2,796	11,900	7,460	22,156
Total allowance for loan losses	$1,735	$14,100	$8,114	$23,949	$1,854	$11,900	$8,192	$21,946

Impairment methodology
Asset-specific	$—	$—	$93	$93	$—	$—	$61	$61
Portfolio-based	81	—	1,968	2,049	81	—	1,933	2,014
Total allowance for lending-related commitments	$81	$—	$2,061	$2,142	$81	$—	$1,994	$2,075
Total allowance for investment securities	NA	NA	NA	$175	NA	NA	NA	$117
Total allowance for credit losses(c)	$1,816	$14,100	$10,175	$26,266	$1,935	$11,900	$10,186	$24,138

Memo:
Retained loans, end-of-period	$377,938	$219,542	$687,890	$1,285,370	$397,054	$196,935	$671,952	$1,265,941
Retained loans, average	386,359	210,645	668,648	1,265,652	352,670	187,624	639,125	1,179,419
Credit ratios
Allowance for loan losses to retained loans	0.46%	6.42%	1.18%	1.86%	0.47%	6.04%	1.22%	1.73%
Allowance for loan losses to retained nonaccrual loans(d)	52	NA	231	350	49	NA	282	329
Allowance for loan losses to retained nonaccrual loans excluding credit card	52	NA	231	144	49	NA	282	151
Net charge-off/(recovery) rates	0.17	3.35	0.10	0.66	0.16	2.33	0.07	0.46
(a)Represents the impact to the allowance for loan losses upon the Firm's adoption of changes to the TDR accounting guidance on January 1, 2023. Refer to Note 1 of JPMorgan Chase’s 2023 Form 10-K for further information.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)At September 30, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $277 million and $17 million, respectively, associated with certain accounts receivable in CIB.
(d)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	September 30, 2024		December 31, 2023
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$656	24%	$817	25%
Auto and other	1,079	5	1,039	6
Consumer, excluding credit card	1,735	29	1,856	31
Credit card	14,100	17	12,450	16
Total consumer	15,835	46	14,306	47
Secured by real estate	3,027	13	2,997	13
Commercial and industrial	3,285	13	3,519	13
Other	1,802	27	1,598	27
Total wholesale	8,114	54	8,114	53
Total	$23,949	100%	$22,420	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At September 30, 2024, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $631.7 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 40-42 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 50-57 for further information on related liquidity risk. Refer to Market Risk Management on pages 77-82 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of September 30, 2024 and December 31, 2023.

(in billions)	September 30, 2024	December 31, 2023
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$33.2	$28.8
Private equity, various debt and equity instruments, and real assets	9.2	10.5
Total carrying value	$42.4	$39.3
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

Total VaR
	Three months ended
	September 30, 2024			June 30, 2024			September 30, 2023
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type(a)
Fixed income	$37	$28	$53	$31	$26	$37	$49	$34	$63
Foreign exchange	15	12	21	18	15	23	17	9	26
Equities	8	5	15	7	5	11	7	5	11
Commodities and other	8	6	9	9	7	11	10	8	13
Diversification benefit to CIB trading VaR(b)	(33)	NM	NM	(32)	NM	NM	(48)	NM	NM
CIB trading VaR	35	31	42	33	28	37	35	27	44
Credit Portfolio VaR(c)	21	18	23	21	18	25	15	12	18
Diversification benefit to CIB VaR(b)	(14)	NM	NM	(16)	NM	NM	(12)	NM	NM
CIB VaR	42	34	51	38	33	43	38	30	47
CCB VaR	4	2	6	2	1	4	5	2	9
AWM VaR(d)	9	8	9	8	7	9	NM	NM	NM
Corporate VaR(d)(e)	25	9	43	48	7	102	11	9	13
Diversification benefit to other VaR(b)	(13)	NM	NM	(9)	NM	NM	(4)	NM	NM
Other VaR	25	10	42	49	10	101	12	9	15
Diversification benefit to CIB and other VaR(b)	(22)	NM	NM	(31)	NM	NM	(9)	NM	NM
Total VaR	$45	$38	$56	$56	$39	$91	$41	$32	$52
(a)The impact of the business segment reorganization in the second quarter of 2024 was not material to Total CIB VaR. Prior periods have not been revised. Refer to Business Segment Results on pages 20-21 for additional information.
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
(e)Includes a legacy private equity position which is publicly traded, as well as Visa C shares which the Firm disposed of in the second and third quarters of 2024. Refer to Consolidated Results of Operations on pages 9–14 for additional information.
Quarter over quarter results
Average total VaR for the three months ended September 30, 2024 decreased by $11 million, when compared with June 30, 2024, driven by decreases in Visa C share exposure in Corporate VaR, partially offset by increased risk exposure in fixed income.
Year over year results
Average total VaR for the three months ended September 30, 2024 increased by $4 million, compared with the same period in the prior year primarily due to increases associated with credit protection purchased against certain retained loans and lending-related commitments within Credit Portfolio VaR and AWM VaR, as well as the impact of Visa C shares to Corporate VaR, largely offset by volatility rolling out of the one-year historical look-back period impacting fixed income.

The following graph presents daily Risk Management VaR for the five trailing quarters. The increase in VaR and subsequent decline observed in the second quarter of 2024 was primarily driven by changes in Visa C share exposure in the Firm's Corporate VaR.
Daily Risk Management VaR

Third Quarter 2023	Fourth Quarter 2023	First Quarter 2023	Second Quarter 2024	Third Quarter 2024
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
For the 12 months ended September 30, 2024, the Firm posted backtesting gains on 162 of the 259 days, and observed 13 VaR backtesting exceptions. For the three months ended September 30, 2024, the Firm posted backtesting gains on 46 of the 66 days, and did not observe any VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2024. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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

The Firm’s U.S. dollar and non-U.S. dollar sensitivities are presented in the table below.

(In billions)	September 30, 2024	December 31, 2023
U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$2.1	$2.4
-100 bps shift in rates	(2.1)	(2.1)
+200 bps shift in rates	4.5	4.8
-200 bps shift in rates	(4.8)	(4.6)
Steeper yield curve:
+100 bps shift in long-term rates	1.5	0.6
-100 bps shift in short-term rates	(0.7)	(1.5)
Flatter yield curve:
+100 bps shift in short-term rates	0.6	1.8
-100 bps shift in long-term rates	(1.4)	(0.5)
Non-U.S. dollar:
Parallel shift: (a)
+100 bps shift in rates	$0.7	$0.7
-100 bps shift in rates	(0.8)	(0.7)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates.
The change in the Firm’s U.S. dollar sensitivities as of September 30, 2024 compared to December 31, 2023, reflected the impact of changes in the Firm’s actual and forecasted balance sheet and the update in the second quarter of 2024 of the deposit rates paid assumptions for certain consumer and wholesale deposit products based upon observed pricing and client and customer behavior during the most recent economic cycle. In the absence of this update, the Firm’s U.S. dollar sensitivities as of September 30, 2024, would have been lower by approximately $1.0 billion and $1.9 billion to the +100 basis points and +200 basis points shifts, respectively, in short-term and parallel rate scenarios and higher by approximately $900 million and $1.5 billion to the -100 basis points and -200 basis points shifts, respectively, in short-term and parallel rate scenarios.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value disclosure. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 110 in Note 2 financial instruments that are not carried at fair value on the Consolidated balance sheets.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2024 and December 31, 2023, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2024	December 31, 2023
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(60)	$(61)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,007)	(1,044)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(12)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	21	16
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(2)	(3)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	—	—
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	47	46
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	—
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	—
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2024 and their comparative exposures as of December 31, 2023. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to Germany when compared to December 31, 2023, was predominantly driven by an increase in cash placed with the central bank of Germany due to higher client deposits and client-driven market-making activities.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 24 on pages 181–182 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2024					December 31, 2023(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$92.0	$12.4	$6.7	$0.9	$112.0	$84.8
United Kingdom	26.8	22.8	34.5	2.0	86.1	77.1
Japan	35.1	3.1	6.6	0.5	45.3	36.0
Australia	9.1	7.6	3.6	—	20.3	18.3
France	0.5	12.3	4.5	0.8	18.1	10.1
Canada	2.3	10.9	4.1	0.2	17.5	16.0
Brazil	5.2	4.2	7.4	—	16.8	16.7
Switzerland	6.3	4.4	0.9	2.8	14.4	10.9
China	3.7	5.7	4.1	—	13.5	14.0
India	1.1	5.2	5.8	1.2	13.3	9.7
South Korea	1.1	3.4	8.3	0.3	13.1	7.8
Saudi Arabia	0.9	5.4	3.2	—	9.5	7.7
Italy	0.1	8.6	0.1	0.3	9.1	6.0
Singapore	1.4	1.9	4.7	0.6	8.6	9.8
Spain	0.3	5.6	2.3	—	8.2	6.3
Belgium	5.0	2.5	(0.4)	—	7.1	8.0
Mexico	0.8	3.7	1.5	—	6.0	8.2
Netherlands	0.1	5.4	(0.8)	0.2	4.9	5.6
Hong Kong SAR	2.7	0.7	0.9	0.2	4.5	3.6
Luxembourg	1.0	2.4	0.9	—	4.3	4.0
(a)Country exposures presented in the table reflect 90% and 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at September 30, 2024 and December 31, 2023, respectively.
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
(f)The country rankings presented in the table as of December 31, 2023, are based on the country rankings of the corresponding exposures at September 30, 2024, not actual rankings of such exposures at December 31, 2023.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2023 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses, and Allowance for credit losses on pages 73-75 and Note 12 of this Form 10-Q for further information.
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
As a result of the First Republic acquisition, the Firm recorded an allowance for credit losses for the loans acquired and lending-related commitments assumed as of May 1, 2023. Due to differences in risk rating methodologies for the First Republic portfolio and the ongoing integration of products and systems, the allowance for credit losses for the acquired wholesale portfolio was initially measured based on similar risk characteristics from other facilities underwritten by the Firm. Starting in the second quarter of 2024, the acquired portfolio was incorporated into the Firm's modeled credit loss estimates and is now reflected in the wholesale sensitivity analysis below. Refer to Note 26 for additional information on the First Republic acquisition.
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
For example, compared to the Firm’s central scenario shown on page 73 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 1.9% higher over the eight-quarter forecast, with a peak difference of approximately 2.7% in the third quarter of 2025.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•The allowance as of September 30, 2024, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2024, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $850 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.6 billion for credit card loans
▪An increase of approximately $4.2 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2024.
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

September 30, 2024 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$368,964	$—
Securities borrowed	107,599	—
Trading assets:
Trading–debt and equity instruments	734,928	2,437
Derivative receivables(a)	52,561	10,710
Total trading assets	787,489	13,147
AFS securities	334,548	—
Loans	42,137	2,487
MSRs	8,753	8,753
Other	13,367	1,186
Total assets measured at fair value on a recurring basis	1,662,857	25,573
Total assets measured at fair value on a nonrecurring basis	2,512	1,841
Total assets measured at fair value	$1,665,369	$27,414
Total Firm assets	$4,210,048
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2%
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
Credit card rewards liability
The credit card rewards liability was $14.3 billion and $13.2 billion at September 30, 2024 and December 31, 2023, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 157-158 of JPMorgan Chase’s 2023 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2024.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue
Investment banking fees	$2,231	$1,722	$6,489	$4,884
Principal transactions	5,988	6,210	19,592	20,735
Lending- and deposit-related fees	1,924	2,039	5,654	5,487
Asset management fees	4,479	3,904	12,927	11,143
Commissions and other fees	1,936	1,705	5,665	5,139
Investment securities losses	(16)	(669)	(929)	(2,437)
Mortgage fees and related income	402	414	1,025	913
Card income	1,345	1,209	3,895	3,537
Other income	960	614	11,237	4,913
Noninterest revenue	19,249	17,148	65,555	54,314
Interest income	50,416	44,556	146,367	123,204
Interest expense	27,011	21,830	77,134	57,988
Net interest income	23,405	22,726	69,233	65,216
Total net revenue	42,654	39,874	134,788	119,530

Provision for credit losses	3,111	1,384	8,047	6,558

Noninterest expense
Compensation expense	12,817	11,726	38,888	34,618
Occupancy expense	1,258	1,197	3,717	3,382
Technology, communications and equipment expense	2,447	2,386	7,315	6,837
Professional and outside services	2,780	2,620	8,050	7,629
Marketing	1,258	1,126	3,639	3,293
Other expense	2,005	2,702	7,426	6,927
Total noninterest expense	22,565	21,757	69,035	62,686
Income before income tax expense	16,978	16,733	57,706	50,286
Income tax expense	4,080	3,582	13,240	10,041
Net income	$12,898	$13,151	$44,466	$40,245
Net income applicable to common stockholders	$12,537	$12,685	$43,199	$38,889
Net income per common share data
Basic earnings per share	$4.38	$4.33	$14.97	$13.20
Diluted earnings per share	4.37	4.33	14.94	13.18

Weighted-average basic shares	2,860.6	2,927.5	2,886.2	2,946.6
Weighted-average diluted shares	2,865.9	2,932.1	2,891.2	2,951.0
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$12,898	$13,151	$44,466	$40,245
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	2,297	(1,950)	2,546	1,019
Translation adjustments, net of hedges	389	(340)	29	(73)
Fair value hedges	(20)	(5)	(33)	(15)
Cash flow hedges	2,265	(583)	1,354	(282)
Defined benefit pension and OPEB plans	(28)	(21)	(5)	(82)
DVA on fair value option elected liabilities	(349)	85	(232)	(330)
Total other comprehensive income/(loss), after–tax	4,554	(2,814)	3,659	237
Comprehensive income	$17,452	$10,337	$48,125	$40,482
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$22,896	$29,066
Deposits with banks	411,364	595,085
Federal funds sold and securities purchased under resale agreements (included $368,964 and $259,813 at fair value)	390,821	276,152
Securities borrowed (included $107,599 and $70,086 at fair value)	252,434	200,436
Trading assets (included assets pledged of $163,427 and $128,994)	787,489	540,607
Available-for-sale securities (amortized cost of $335,251 and $205,456; included assets pledged of $11,084 and $9,219)	334,548	201,704
Held-to-maturity securities	299,954	369,848
Investment securities, net of allowance for credit losses	634,502	571,552
Loans (included $42,137 and $38,851 at fair value)	1,340,011	1,323,706
Allowance for loan losses	(23,949)	(22,420)
Loans, net of allowance for loan losses	1,316,062	1,301,286
Accrued interest and accounts receivable	122,565	107,363
Premises and equipment	31,525	30,157
Goodwill, MSRs and other intangible assets	64,455	64,381
Other assets (included $14,169 and $12,306 at fair value and assets pledged of $6,994 and $6,764)	175,935	159,308
Total assets(a)	$4,210,048	$3,875,393
Liabilities
Deposits (included $51,284 and $78,384 at fair value)	$2,430,772	$2,400,688
Federal funds purchased and securities loaned or sold under repurchase agreements (included $320,406 and $169,003 at fair value)	389,337	216,535
Short-term borrowings (included $28,307 and $20,042 at fair value)	50,638	44,712
Trading liabilities	243,258	180,428
Accounts payable and other liabilities (included $5,865 and $5,637 at fair value)	314,356	290,307
Beneficial interests issued by consolidated VIEs (included $1 and $1 at fair value)	25,694	23,020
Long-term debt (included $102,129 and $87,924 at fair value)	410,157	391,825
Total liabilities(a)	3,864,212	3,547,515
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,165,375 and 2,740,375 shares)	21,650	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,638	90,128
Retained earnings	365,966	332,901
Accumulated other comprehensive losses	(6,784)	(10,443)
Treasury stock, at cost (1,289,593,473 and 1,228,275,301 shares)	(129,739)	(116,217)
Total stockholders’ equity	345,836	327,878
Total liabilities and stockholders’ equity	$4,210,048	$3,875,393
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2024 and December 31, 2023. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2024	December 31, 2023
Assets
Trading assets	$3,443	$2,170
Loans	35,028	37,611
All other assets	647	591
Total assets	$39,118	$40,372
Liabilities
Beneficial interests issued by consolidated VIEs	$25,694	$23,020
All other liabilities	421	263
Total liabilities	$26,115	$23,283
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Preferred stock
Balance at the beginning of the period	$23,900	$27,404	$27,404	$27,404
Issuance	—	—	2,496	—
Redemption	(2,250)	—	(8,250)	—
Balance at September 30	21,650	27,404	21,650	27,404

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,328	89,578	90,128	89,044
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	307	321	496	855
Other	3	—	14	—
Balance at September 30	90,638	89,899	90,638	89,899

Retained earnings
Balance at the beginning of the period	356,924	317,359	332,901	296,456
Cumulative effect of change in accounting principles	—	—	(161)	449
Net income	12,898	13,151	44,466	40,245
Preferred stock dividends	(286)	(386)	(1,000)	(1,115)
Common stock dividends ($1.25 and $1.05 per share and $3.55 and $3.05 per share, respectively)	(3,570)	(3,080)	(10,240)	(8,991)
Balance at September 30	365,966	327,044	365,966	327,044

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(11,338)	(14,290)	(10,443)	(17,341)
Other comprehensive income/(loss), after-tax	4,554	(2,814)	3,659	237
Balance at September 30	(6,784)	(17,104)	(6,784)	(17,104)

Treasury stock, at cost
Balance at the beginning of the period	(123,367)	(111,640)	(116,217)	(107,336)
Repurchase	(6,423)	(2,387)	(14,652)	(7,658)
Reissuance	51	50	1,130	1,017
Balance at September 30	(129,739)	(113,977)	(129,739)	(113,977)

Total stockholders’ equity	$345,836	$317,371	$345,836	$317,371
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2024	2023
Operating activities
Net income	$44,466	$40,245
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,047	6,558
Depreciation and amortization	5,973	4,175
Deferred tax benefit	(243)	(4,544)
Estimated bargain purchase gain associated with the First Republic acquisition	(103)	(2,812)
Initial gain on the Visa share exchange	(7,990)	—
Other	1,716	3,611
Originations and purchases of loans held-for-sale	(160,573)	(83,534)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	148,287	83,169
Net change in:
Trading assets	(237,756)	(151,151)
Securities borrowed	(51,688)	(2,852)
Accrued interest and accounts receivable	(15,491)	(166)
Other assets	(1,470)	39,371
Trading liabilities	53,495	30,787
Accounts payable and other liabilities	17,399	(11,955)
Other operating adjustments	6,161	1,841
Net cash (used in) operating activities	(189,770)	(47,257)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(114,402)	(34,101)
Held-to-maturity securities:
Proceeds from paydowns and maturities	72,354	34,152
Purchases	(2,358)	(4,141)
Available-for-sale securities:
Proceeds from paydowns and maturities	22,409	39,160
Proceeds from sales	84,394	82,922
Purchases	(233,063)	(82,075)
Proceeds from sales and securitizations of loans held-for-investment	43,793	34,541
Other changes in loans, net	(52,997)	(60,094)
Net cash used in the First Republic acquisition	(2,362)	(9,920)
All other investing activities, net	1,209	(12,683)
Net cash (used in) investing activities	(181,023)	(12,239)
Financing activities
Net change in:
Deposits	22,266	(43,083)
Federal funds purchased and securities loaned or sold under repurchase agreements	172,755	66,050
Short-term borrowings	5,355	1,303
Beneficial interests issued by consolidated VIEs	(3)	10,823
Proceeds from long-term borrowings	78,949	42,817
Payments of long-term borrowings	(67,380)	(48,757)
Proceeds from issuance of preferred stock	2,500	—
Redemption of preferred stock	(8,250)	—
Treasury stock repurchased	(14,529)	(7,549)
Dividends paid	(10,925)	(10,037)
All other financing activities, net	(1,586)	(1,241)
Net cash provided by financing activities	179,152	10,326
Effect of exchange rate changes on cash and due from banks and deposits with banks	1,750	(6,695)
Net decrease in cash and due from banks and deposits with banks	(189,891)	(55,865)
Cash and due from banks and deposits with banks at the beginning of the period	624,151	567,234
Cash and due from banks and deposits with banks at the end of the period	$434,260	$511,369
Cash interest paid	$74,794	$55,775
Cash income taxes paid, net	8,870	5,541
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 192–197 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of September 30, 2024 and December 31, 2023, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

September 30, 2024 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$368,964	$—	$—	$368,964
Securities borrowed	—	107,599	—	—	107,599
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	136,594	691	—	137,285
Residential – nonagency	—	2,051	5	—	2,056
Commercial – nonagency	—	1,268	11	—	1,279
Total mortgage-backed securities	—	139,913	707	—	140,620
U.S. Treasury, GSEs and government agencies(a)	148,160	13,781	—	—	161,941
Obligations of U.S. states and municipalities	—	5,645	7	—	5,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,851	—	—	2,851
Non-U.S. government debt securities	50,041	69,339	173	—	119,553
Corporate debt securities	—	43,744	435	—	44,179
Loans	—	9,203	819	—	10,022
Asset-backed securities	—	2,814	2	—	2,816
Total debt instruments	198,201	287,290	2,143	—	487,634
Equity securities	223,651	1,436	101	—	225,188
Physical commodities(b)	2,171	1,008	10	—	3,189
Other	—	18,734	183	—	18,917
Total debt and equity instruments(c)	424,023	308,468	2,437	—	734,928
Derivative receivables:
Interest rate	2,073	298,544	5,635	(282,118)	24,134
Credit	—	9,567	955	(9,913)	609
Foreign exchange	326	195,081	1,066	(179,484)	16,989
Equity	—	96,107	2,738	(93,494)	5,351
Commodity	—	21,328	316	(16,166)	5,478
Total derivative receivables	2,399	620,627	10,710	(581,175)	52,561
Total trading assets(d)	426,422	929,095	13,147	(581,175)	787,489
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	81,863	—	—	81,863
Residential – nonagency	—	4,057	—	—	4,057
Commercial – nonagency	—	3,609	—	—	3,609
Total mortgage-backed securities	—	89,529	—	—	89,529
U.S. Treasury and government agencies	171,878	304	—	—	172,182
Obligations of U.S. states and municipalities	—	18,205	—	—	18,205
Non-U.S. government debt securities	19,925	22,628	—	—	42,553
Corporate debt securities	—	61	—	—	61
Asset-backed securities:
Collateralized loan obligations	—	9,682	—	—	9,682
Other(a)	—	2,336	—	—	2,336
Total available-for-sale securities	191,803	142,745	—	—	334,548
Loans(e)	—	39,650	2,487	—	42,137
Mortgage servicing rights	—	—	8,753	—	8,753
Other assets(d)	7,178	5,003	1,186	—	13,367
Total assets measured at fair value on a recurring basis	$625,403	$1,593,056	$25,573	$(581,175)	$1,662,857
Deposits	$—	$49,065	$2,219	$—	$51,284
Federal funds purchased and securities loaned or sold under repurchase agreements	—	320,406	—	—	320,406
Short-term borrowings	—	24,660	3,647	—	28,307
Trading liabilities:
Debt and equity instruments(c)	166,655	37,866	72	—	204,593
Derivative payables:
Interest rate	2,873	283,166	2,806	(280,237)	8,608
Credit	—	12,919	1,054	(12,247)	1,726
Foreign exchange	335	198,635	1,026	(187,348)	12,648
Equity	—	105,111	6,548	(101,049)	10,610
Commodity	—	18,724	688	(14,339)	5,073
Total derivative payables	3,208	618,555	12,122	(595,220)	38,665
Total trading liabilities	169,863	656,421	12,194	(595,220)	243,258
Accounts payable and other liabilities	4,256	1,567	42	—	5,865
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	68,656	33,473	—	102,129
Total liabilities measured at fair value on a recurring basis	$174,119	$1,120,776	$51,575	$(595,220)	$751,250

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2023 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$259,813	$—	$—	$259,813
Securities borrowed	—	70,086	—	—	70,086
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,840	758	—	74,598
Residential – nonagency	—	1,921	5	—	1,926
Commercial – nonagency	—	1,362	12	—	1,374
Total mortgage-backed securities	—	77,123	775	—	77,898
U.S. Treasury, GSEs and government agencies(a)	133,997	9,998	—	—	143,995
Obligations of U.S. states and municipalities	—	5,858	10	—	5,868
Certificates of deposit, bankers’ acceptances and commercial paper	—	756	—	—	756
Non-U.S. government debt securities	24,846	55,557	179	—	80,582
Corporate debt securities	—	32,854	484	—	33,338
Loans	—	7,872	684	—	8,556
Asset-backed securities	—	2,199	6	—	2,205
Total debt instruments	158,843	192,217	2,138	—	353,198
Equity securities	107,926	679	127	—	108,732
Physical commodities(b)	2,479	3,305	7	—	5,791
Other	—	17,879	101	—	17,980
Total debt and equity instruments(c)	269,248	214,080	2,373	—	485,701
Derivative receivables:
Interest rate	2,815	243,578	4,298	(224,367)	26,324
Credit	—	8,644	1,010	(9,103)	551
Foreign exchange	149	204,737	889	(187,756)	18,019
Equity	—	55,167	2,522	(52,761)	4,928
Commodity	—	15,234	205	(10,397)	5,042
Total derivative receivables	2,964	527,360	8,924	(484,384)	54,864
Total trading assets(d)	272,212	741,440	11,297	(484,384)	540,565
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	85,170	—	—	85,170
Residential – nonagency	—	3,639	—	—	3,639
Commercial – nonagency	—	2,803	—	—	2,803
Total mortgage-backed securities	—	91,612	—	—	91,612
U.S. Treasury and government agencies	57,683	122	—	—	57,805
Obligations of U.S. states and municipalities	—	21,367	—	—	21,367
Non-U.S. government debt securities	13,095	8,187	—	—	21,282
Corporate debt securities	—	100	—	—	100
Asset-backed securities:
Collateralized loan obligations	—	6,752	—	—	6,752
Other(a)	—	2,786	—	—	2,786
Total available-for-sale securities	70,778	130,926	—	—	201,704
Loans(e)	—	35,772	3,079	—	38,851
Mortgage servicing rights	—	—	8,522	—	8,522
Other assets(d)	6,635	3,929	758	—	11,322
Total assets measured at fair value on a recurring basis	$349,625	$1,241,966	$23,656	$(484,384)	$1,130,863
Deposits	$—	$76,551	$1,833	$—	$78,384
Federal funds purchased and securities loaned or sold under repurchase agreements	—	169,003	—	—	169,003
Short-term borrowings	—	18,284	1,758	—	20,042
Trading liabilities:
Debt and equity instruments(c)	107,292	32,252	37	—	139,581
Derivative payables:
Interest rate	4,409	232,277	3,796	(228,586)	11,896
Credit	—	11,293	745	(10,949)	1,089
Foreign exchange	147	211,289	827	(199,643)	12,620
Equity	—	60,887	4,924	(56,443)	9,368
Commodity	—	15,894	484	(10,504)	5,874
Total derivative payables	4,556	531,640	10,776	(506,125)	40,847
Total trading liabilities	111,848	563,892	10,813	(506,125)	180,428
Accounts payable and other liabilities	3,968	1,617	52	—	5,637
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	60,198	27,726	—	87,924
Total liabilities measured at fair value on a recurring basis	$115,816	$889,546	$42,182	$(506,125)	$541,419
(a)At September 30, 2024 and December 31, 2023, included total U.S. GSE obligations of $144.2 billion and $78.5 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2024 and December 31, 2023, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $802 million and $1.0 billion, respectively, primarily reported in other assets.
(e)At September 30, 2024 and December 31, 2023, included $13.3 billion and $10.2 billion, respectively, of residential first-lien mortgages, and $6.0 billion of commercial first-lien mortgages at both periods. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $5.8 billion and $2.9 billion, respectively.
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

Level 3 inputs(a)
September 30, 2024
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$1,078	Discounted cash flows	Yield	0%	89%	7%
			Prepayment speed	3%	14%	8%
			Conditional default rate	0%	6%	0%
			Loss severity	0%	110%	5%
Commercial mortgage-backed securities and loans(c)	1,495	Market comparables	Price	$0	$90	$82
Corporate debt securities	435	Market comparables	Price	$0	$175	$85
Loans(d)	1,440	Market comparables	Price	$0	$115	$80
Non-U.S. government debt securities	173	Market comparables	Price	$0	$104	$96
Net interest rate derivatives	2,821	Option pricing	Interest rate volatility	7bps	555bps	111bps
			Interest rate spread volatility	37bps	77bps	65bps
			Bermudan switch value	0%	52%	17%
			Interest rate correlation	(85)%	97%	63%
			IR-FX correlation	(35)%	60%	5%
	8	Discounted cash flows	Prepayment speed	0%	21%	7%
Net credit derivatives	(130)	Discounted cash flows	Credit correlation	30%	69%	48%
			Credit spread	0bps	2,999bps	341bps
			Recovery rate	10%	90%	57%
	31	Market comparables	Price	$0	$115	$73
Net foreign exchange derivatives	89	Option pricing	IR-FX correlation	(40)%	60%	21%
	(49)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	49%	8%
Net equity derivatives	(3,810)	Option pricing	Forward equity price(h)	80%	144%	101%
			Equity volatility	4%	143%	32%
			Equity correlation	17%	100%	56%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	10%	18%	14%
Net commodity derivatives	(372)	Option pricing	Oil commodity forward	$82 / BBL	$266 / BBL	$150 / BBL
			Natural gas commodity forward	$1 / MMBTU	$7 / MMBTU	$3 / MMBTU
			Commodity volatility	2%	47%	5%
			Commodity correlation	(35)%	98%	(8)%
MSRs	8,753	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	38,445	Option pricing	Interest rate volatility	7bps	555bps	111bps
			Bermudan switch value	0%	52%	17%
			Interest rate correlation	(85)%	97%	63%
			IR-FX correlation	(35)%	60%	5%
			Equity volatility	2%	140%	28%
			Equity correlation	17%	100%	56%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	10%	18%	14%
	894	Discounted cash flows	Credit correlation	30%	69%	48%
			Credit spread	1bps	270bps	81bps
			Recovery rate	20%	40%	37%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,375
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $691 million, nonagency securities of $5 million and non-trading loans of $382 million.
(c)Comprises nonagency securities of $11 million, trading loans of $65 million and non-trading loans of $1.4 billion.
(d)Comprises trading loans of $754 million and non-trading loans of $686 million.
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
(f)Includes equity securities of $737 million including $636 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2024 (in millions)	Fair value at July 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	708	3		—	—		(20)	—	—	691	3
Residential – nonagency	5	1		—	—		(1)	—	—	5	—
Commercial – nonagency	11	—		—	—		—	—	—	11	—
Total mortgage-backed securities	724	4		—	—		(21)	—	—	707	3
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	193	(4)		53	(65)		—	7	(11)	173	(2)
Corporate debt securities	408	21		86	(62)		—	5	(23)	435	20
Loans	691	12		125	(108)		(22)	321	(200)	819	12
Asset-backed securities	2	—		—	—		—	—	—	2	—
Total debt instruments	2,025	33		264	(235)		(43)	333	(234)	2,143	33
Equity securities	122	(4)		16	(18)		(1)	31	(45)	101	—
Physical commodities	10	—		—	—		—	—	—	10	—
Other	144	20		4	—		(9)	24	—	183	23
Total trading assets – debt and equity instruments	2,301	49	(c)	284	(253)		(53)	388	(279)	2,437	56	(c)
Net derivative receivables:(b)
Interest rate	1,301	1,528		90	(38)		98	(106)	(44)	2,829	1,373
Credit	180	(209)		—	—		(114)	25	19	(99)	(198)
Foreign exchange	168	(31)		59	(105)		71	3	(125)	40	(5)
Equity	(2,991)	(21)		112	(821)		24	(285)	172	(3,810)	(215)
Commodity	(472)	(74)		4	(35)		201	7	(3)	(372)	(107)
Total net derivative receivables	(1,814)	1,193	(c)	265	(999)		280	(356)	19	(1,412)	848	(c)
Available-for-sale securities:
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	2,993	157	(c)	95	(479)		(210)	61	(130)	2,487	114	(c)
Mortgage servicing rights	8,847	(181)	(e)	357	2		(272)	—	—	8,753	(181)	(e)
Other assets	1,202	34	(c)	24	(32)		(20)	—	(22)	1,186	34	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2024 (in millions)	Fair value at July 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,923	$105	(c)(f)	$—	$—	$512	$(299)	$—	$(22)	$2,219	$104	(c)(f)
Short-term borrowings	2,726	74	(c)(f)	—	—	2,283	(1,435)	1	(2)	3,647	56	(c)(f)
Trading liabilities – debt and equity instruments	68	(1)	(c)	(20)	5	—	—	25	(5)	72	(1)	(c)
Accounts payable and other liabilities	70	5	(c)	(30)	—	—	—	—	(3)	42	5	(c)
Long-term debt	31,286	1,632	(c)(f)	—	—	6,073	(5,258)	23	(283)	33,473	1,783	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2023 (in millions)	Fair value at July 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	706	(4)		118	(20)		(21)	—	—	779	(4)
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	6	6		1	—		—	—	—	13	7
Total mortgage-backed securities	717	2		119	(20)		(21)	—	—	797	3
Obligations of U.S. states and municipalities	6	—		—	—		—	3	—	9	—
Non-U.S. government debt securities	199	9		16	(53)		—	—	(20)	151	18
Corporate debt securities	522	15		191	(56)		(1)	8	(27)	652	4
Loans	1,105	(56)		161	(172)		(12)	108	(86)	1,048	(56)
Asset-backed securities	14	1		—	(8)		—	—	(1)	6	1
Total debt instruments	2,563	(29)		487	(309)		(34)	119	(134)	2,663	(30)
Equity securities	631	2		26	(100)		(442)	41	(7)	151	7
Physical commodities	6	(2)		1	—		—	—	—	5	(2)
Other	113	(3)		9	—		(15)	—	(1)	103	(2)
Total trading assets – debt and equity instruments	3,313	(32)	(c)	523	(409)		(491)	160	(142)	2,922	(27)	(c)
Net derivative receivables:(b)
Interest rate	(1,122)	(162)		79	(127)		349	(56)	(72)	(1,111)	(267)
Credit	689	11		2	—		(150)	(4)	3	551	11
Foreign exchange	389	88		55	(18)		(5)	7	(3)	513	51
Equity	(1,881)	1,013		145	(222)		(385)	70	(39)	(1,299)	1,060
Commodity	(353)	113		3	(101)		31	—	184	(123)	104
Total net derivative receivables	(2,278)	1,063	(c)	284	(468)		(160)	17	73	(1,469)	959	(c)
Available-for-sale securities:
Corporate debt securities	267	(4)		—	(165)		—	—	(38)	60	(3)
Total available-for-sale securities	267	(4)	(d)	—	(165)		—	—	(38)	60	(3)	(d)
Loans	3,808	110	(c)	24	(34)		(442)	276	(59)	3,683	25	(c)
Mortgage servicing rights	8,229	596	(e)	650	(101)		(265)	—	—	9,109	596	(e)
Other assets	417	(1)	(c)	498	(11)		(14)	—	(1)	888	(1)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2023 (in millions)	Fair value at July 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,053	$(34)	(c)(f)	$—	$—	$341	$(468)	$—	$(40)	$1,852	$(34)	(c)(f)
Short-term borrowings	1,704	22	(c)(f)	—	—	1,371	(1,150)	—	(2)	1,945	2	(c)(f)
Trading liabilities – debt and equity instruments	63	(5)	(c)	(2)	2	—	(2)	—	(15)	41	—
Accounts payable and other liabilities	68	(7)	(c)	(11)	13	—	—	—	—	63	(7)	(c)
Long-term debt	25,425	(764)	(c)(f)	—	—	3,380	(3,130)	18	(82)	24,847	(774)	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	758	3		45	(61)		(61)	7	—	691	3
Residential – nonagency	5	1		—	—		(1)	4	(4)	5	(1)
Commercial – nonagency	12	(2)		1	—		—	—	—	11	(1)
Total mortgage-backed securities	775	2		46	(61)		(62)	11	(4)	707	1
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	(2)		145	(137)		—	14	(26)	173	4
Corporate debt securities	484	28		386	(229)		(181)	13	(66)	435	27
Loans	684	20		446	(438)		(67)	645	(471)	819	8
Asset-backed securities	6	—		1	(5)		(7)	7	—	2	—
Total debt instruments	2,138	48		1,024	(870)		(319)	690	(568)	2,143	40
Equity securities	127	(23)		130	(99)		(1)	74	(107)	101	(33)
Physical Commodities	7	2		4	—		(3)	—	—	10	2
Other	101	64		46	—		(52)	25	(1)	183	71
Total trading assets – debt and equity instruments	2,373	91	(c)	1,204	(969)		(375)	789	(676)	2,437	80	(c)
Net derivative receivables:(b)
Interest rate	502	1,246		282	(122)		981	81	(141)	2,829	892
Credit	265	(143)		—	(16)		(253)	(13)	61	(99)	(68)
Foreign exchange	62	100		136	(230)		(16)	(26)	14	40	105
Equity	(2,402)	(545)		680	(2,020)		246	(296)	527	(3,810)	104
Commodity	(279)	(196)		22	(155)		228	6	2	(372)	(182)
Total net derivative receivables	(1,852)	462	(c)	1,120	(2,543)		1,186	(248)	463	(1,412)	851	(c)
Available-for-sale securities:
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	3,079	266	(c)	304	(684)		(855)	730	(353)	2,487	207	(c)
Mortgage servicing rights	8,522	216	(e)	835	(25)		(795)	—	—	8,753	216	(e)
Other assets	758	100	(c)	444	(54)		(45)	5	(22)	1,186	94	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2024 (in millions)	Fair value at Jan 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,833	$90	(c)(f)	$—	$—	$1,304	$(909)	$34	$(133)	$2,219	$78	(c)(f)
Short-term borrowings	1,758	143	(c)(f)	—	—	5,742	(3,992)	2	(6)	3,647	78	(c)(f)
Trading liabilities – debt and equity instruments	37	(41)	(c)	(26)	62	—	—	46	(6)	72	(3)	(c)
Accounts payable and other liabilities	52	(7)	(c)	(36)	31	—	—	5	(3)	42	(7)	(c)
Long-term debt	27,726	2,147	(c)(f)	—	—	17,049	(13,230)	466	(685)	33,473	1,895	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2023
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	3		249	(133)		(85)	—	(14)	779	3
Residential – nonagency	5	7		—	(6)		(2)	1	—	5	—
Commercial – nonagency	7	6		1	—		(1)	8	(8)	13	5
Total mortgage-backed securities	771	16		250	(139)		(88)	9	(22)	797	8
Obligations of U.S. states and municipalities	7	—		—	(1)		—	3	—	9	—
Non-U.S. government debt securities	155	49		116	(149)		—	—	(20)	151	86
Corporate debt securities	463	39		301	(116)		(3)	38	(70)	652	34
Loans	759	(54)		843	(299)		(125)	233	(309)	1,048	(28)
Asset-backed securities	23	1		5	(11)		(1)	5	(16)	6	(1)
Total debt instruments	2,178	51		1,515	(715)		(217)	288	(437)	2,663	99
Equity securities	665	(45)		134	(207)		(442)	181	(135)	151	(28)
Physical commodities	2	(2)		7	—		(2)	—	—	5	5
Other	64	(43)		105	—		(19)	1	(5)	103	(25)
Total trading assets – debt and equity instruments	2,909	(39)	(c)	1,761	(922)		(680)	470	(577)	2,922	51	(c)
Net derivative receivables:(b)
Interest rate	701	(859)		174	(219)		376	(1,135)	(149)	(1,111)	(789)
Credit	13	485		5	(4)		52	22	(22)	551	487
Foreign exchange	489	140		134	(126)		(206)	126	(44)	513	114
Equity	(384)	1,036		758	(1,584)		(1,111)	530	(544)	(1,299)	936
Commodity	(146)	71		42	(219)		(80)	(11)	220	(123)	57
Total net derivative receivables	673	873	(c)	1,113	(2,152)		(969)	(468)	(539)	(1,469)	805	(c)
Available-for-sale securities:
Corporate debt securities	239	24		—	(165)		—	—	(38)	60	22
Total available-for-sale securities	239	24	(d)	—	(165)		—	—	(38)	60	22	(d)
Loans	1,418	133	(c)	2,309	(107)		(1,027)	1,193	(236)	3,683	29	(c)
Mortgage servicing rights	7,973	860	(e)	1,227	(191)		(760)	—	—	9,109	860	(e)
Other assets	405	20	(c)	515	(13)		(44)	8	(3)	888	56	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2023 (in millions)	Fair value at Jan 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2023	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$(37)	(c)(f)	$—	$—	$608	$(716)	$—	$(165)	$1,852	$(41)	(c)(f)
Short-term borrowings	1,401	162	(c)(f)	—	—	3,613	(3,209)	2	(24)	1,945	12	(c)(f)
Trading liabilities – debt and equity instruments	84	(18)	(c)	(29)	8	—	(4)	18	(18)	41	3	(c)
Accounts payable and other liabilities	53	(3)	(c)	(13)	20	—	—	8	(2)	63	(3)	(c)
Long-term debt	24,092	917	(c)(f)	—	—	8,780	(8,655)	222	(509)	24,847	667	(c)(f)

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both September 30, 2024 and December 31, 2023. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 7% and 8% at September 30, 2024 and December 31, 2023, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material both for the three and nine months ended September 30, 2024 and 2023.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material both for the three and nine months ended September 30, 2024 and 2023. Unrealized (gains)/losses are reported in OCI, and were not material for the three months ended September 30, 2024 and 2023, and were $(37) million and $(277) million for the nine months ended September 30, 2024 and 2023, respectively.
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
Three and nine months ended September 30, 2024
Level 3 assets were $25.6 billion at September 30, 2024, flat when compared to June 30, 2024, and reflecting an increase of $1.9 billion from December 31, 2023.
The increase for the nine months ended September 30, 2024 was predominantly driven by higher:
•Gross derivative receivables of $1.8 billion due to gains, purchases and net transfers largely offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2024, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
For the nine months ended September 30, 2024, significant transfers from level 2 into level 3 included the following:
•$841 million and $1.1 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the nine months ended September 30, 2024, significant transfers from level 3 into level 2 included the following:
•$765 million and $1.3 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the three months ended September 30, 2023, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 101–106 for further information on these instruments.
Three months ended September 30, 2024
•$1.3 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
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
Nine months ended September 30, 2024
•$1.1 billion of net gains on assets, predominantly driven by gains in net derivative receivables and loans due to market movements as well as MSRs reflecting lower prepayment speeds on higher rates.
•$2.3 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Credit and funding adjustments:
Derivatives CVA	$(17)	$90	$3	$211
Derivatives FVA	(5)	56	32	111
Refer to Note 2 of JPMorgan Chase’s 2023 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2024 and 2023, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2024 and 2023, by major product category and fair value hierarchy.

	Fair value hierarchy			Total fair value
September 30, 2024 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$663	$896	$1,559
Other assets(a)	—	8	945	953
Total assets measured at fair value on a nonrecurring basis	$—	$671	$1,841	$2,512
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—

	Fair value hierarchy			Total fair value
September 30, 2023 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$666	$1,014	$1,680
Other assets	—	37	1,276	1,313
Total assets measured at fair value on a nonrecurring basis	$—	$703	$2,290	$2,993
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $945 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2024, $590 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares. Also, included impairments on certain equity method investments.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2024 and 2023, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Loans	$(32)	$(75)	$(98)	$(200)
Other assets(a)	(323)	(376)	(529)	(536)
Accounts payable and other liabilities	—	—	—	—
Total nonrecurring fair value gains/(losses)	$(355)	$(451)	$(627)	$(736)
(a)Included $(30) million and $33 million for the three months ended September 30, 2024 and 2023, respectively, and $(176) million and $(60) million for the nine months ended September 30, 2024 and 2023, respectively, of net gains/(losses) as a result of the measurement alternative. The current period also included impairments on certain equity method investments.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2024 and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended September 30,		Nine months ended September 30,
As of or for the period ended, (in millions)	2024	2023	2024	2023
Other assets
Carrying value(a)	$3,660	$4,499	$3,660	$4,499
Upward carrying value changes(b)	42	50	72	90
Downward carrying value changes/impairment(c)	(72)	(17)	(248)	(150)
(a)The carrying value as of December 31, 2023 was $4.5 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2024 were $1.1 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2024 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") and 37.2 million Visa Class B common shares reflected in the Firm's principal investment portfolio as of September 30, 2024 and September 30, 2023, respectively.
The Visa Class B common shares were redenominated to Visa Class B-1 common shares (“Visa B-1 shares”) on January 24, 2024. On April 8, 2024, Visa commenced an initial exchange offer for any and all outstanding Visa B-1 shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa B-1 shares in exchange for a combination of Visa B-2 shares and Visa Class C common shares (“Visa C shares”). As of September 30, 2024, the Firm had disposed of all of its Visa C shares through sales and through a donation to the Firm's Foundation.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. On October 11, 2024 Visa filed a Current Report on Form 8-K with the SEC indicating that the conversion rate of Visa B-2 shares to Visa A shares decreased from 1.5875 to 1.5430 effective September 26, 2024 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of September 30, 2024, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
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

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2024 and December 31, 2023, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$22.9	$22.9	$—	$—	$22.9	$29.1	$29.1	$—	$—	$29.1
Deposits with banks	411.4	411.3	0.1	—	411.4	595.1	594.6	0.5	—	595.1
Accrued interest and accounts receivable	122.3	—	122.2	0.1	122.3	107.1	—	107.0	0.1	107.1
Federal funds sold and securities purchased under resale agreements	21.9	—	21.9	—	21.9	16.3	—	16.3	—	16.3
Securities borrowed	144.8	—	144.8	—	144.8	130.3	—	130.3	—	130.3
Investment securities, held-to-maturity	300.0	114.2	165.4	—	279.6	369.8	160.6	182.2	—	342.8
Loans, net of allowance for loan losses(a)	1,273.9	—	284.4	995.2	1,279.6	1,262.5	—	285.6	964.6	1,250.2
Other	85.2	—	83.8	1.6	85.4	76.1	—	74.9	1.4	76.3
Financial liabilities
Deposits	$2,379.5	$—	$2,380.0	$—	$2,380.0	$2,322.3	$—	$2,322.6	$—	$2,322.6
Federal funds purchased and securities loaned or sold under repurchase agreements	68.9	—	68.9	—	68.9	47.5	—	47.5	—	47.5
Short-term borrowings	22.3	—	22.4	—	22.4	24.7	—	24.7	—	24.7
Accounts payable and other liabilities(b)	268.3	—	255.0	12.4	267.4	241.8	—	233.3	8.1	241.4
Beneficial interests issued by consolidated VIEs	25.7	—	25.8	—	25.8	23.0	—	23.0	—	23.0
Long-term debt	308.0	—	259.8	51.9	311.7	303.9	—	252.2	51.3	303.5
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

	September 30, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$4.5	$4.5	$3.0	$—	$—	$4.8	$4.8
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of September 30, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for other unfunded commitments to extend credit totaling $769 million and $1.1 billion, respectively, recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to Notes 22 and 26 for additional information.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2024				2023
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$219	$—		$219	$146	$—		$146
Securities borrowed	95	—		95	29	—		29
Trading assets:
Debt and equity instruments, excluding loans	1,576	—		1,576	200	—		200
Loans reported as trading assets:
Changes in instrument-specific credit risk	75	—		75	17	—		17
Other changes in fair value	(1)	3	(c)	2	4	—		4
Loans:
Changes in instrument-specific credit risk	238	—		238	31	4	(c)	35
Other changes in fair value	190	284	(c)	474	(74)	(78)	(c)	(152)
Other assets	75	—		75	32	(1)	(d)	31
Deposits(a)	(1,209)	—		(1,209)	(454)	—		(454)
Federal funds purchased and securities loaned or sold under repurchase agreements	(57)	—		(57)	(17)	—		(17)
Short-term borrowings(a)	(301)	—		(301)	(130)	—		(130)
Trading liabilities	3	—		3	4	—		4
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(4)	—		(4)	(2)	—		(2)
Long-term debt(a)(b)	(3,308)	2	(c)(d)	(3,306)	2,606	(14)	(c)(d)	2,592

	Nine months ended September 30,
	2024				2023
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$268	$—		$268	$366	$—		$366
Securities borrowed	309	—		309	57	—		57
Trading assets:
Debt and equity instruments, excluding loans	4,385	—		4,385	2,955	—		2,955
Loans reported as trading assets:
Changes in instrument-specific credit risk	273	—		273	248	—		248
Other changes in fair value	18	4	(c)	22	9	2	(c)	11
Loans:
Changes in instrument-specific credit risk	508	(5)	(c)	503	102	—		102
Other changes in fair value	172	439	(c)	611	45	26	(c)	71
Other assets	93	—		93	46	(2)	(d)	44
Deposits(a)	(3,167)	—		(3,167)	(1,322)	—		(1,322)
Federal funds purchased and securities loaned or sold under repurchase agreements	(47)	—		(47)	(86)	—		(86)
Short-term borrowings(a)	(751)	—		(751)	(399)	—		(399)
Trading liabilities	1	—		1	(26)	—		(26)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(6)	—		(6)	(3)	—		(3)
Long-term debt(a)(b)	(4,244)	(8)	(c)(d)	(4,252)	(855)	(42)	(c)(d)	(897)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material both for the three and nine months ended September 30, 2024 and 2023.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2024 and December 31, 2023, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2024				December 31, 2023
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,521		$471	$(3,050)	$2,987		$588	$(2,399)
Loans	1,267		1,072	(195)	838		732	(106)
Subtotal	4,788		1,543	(3,245)	3,825		1,320	(2,505)
90 or more days past due and government guaranteed
Loans(a)	42		38	(4)	65		59	(6)
All other performing loans(b)
Loans reported as trading assets	10,522		9,551	(971)	9,547		7,968	(1,579)
Loans	41,577		41,027	(550)	38,948		38,060	(888)
Subtotal	52,099		50,578	(1,521)	48,495		46,028	(2,467)
Total loans	$56,929		$52,159	$(4,770)	$52,385		$47,407	$(4,978)
Long-term debt
Principal-protected debt	$56,592	(d)	$48,246	$(8,346)	$47,768	(d)	$38,882	$(8,886)
Nonprincipal-protected debt(c)	NA		53,883	NA	NA		49,042	NA
Total long-term debt	NA		$102,129	NA	NA		$87,924	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$1	NA	NA		$1	NA
Total long-term beneficial interests	NA		$1	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2024 and December 31, 2023.
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
At September 30, 2024 and December 31, 2023, the contractual amount of lending-related commitments for which the fair value option was elected was $10.2 billion and $9.7 billion, respectively, with a corresponding fair value of $37 million and $97 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2024					December 31, 2023
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$47,231	$844	$47,593		$95,668	$38,604	$654	$74,526		$113,784
Credit	5,726	987	—		6,713	5,444	350	—		5,794
Foreign exchange	2,504	917	341		3,762	2,605	941	187		3,733
Equity	44,632	8,038	3,064		55,734	38,685	5,483	2,905		47,073
Commodity	1,421	64	1	(a)	1,486	1,862	11	1	(a)	1,874
Total structured notes	$101,514	$10,850	$50,999		$163,363	$87,200	$7,439	$77,619		$172,258
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $859 million and $627 million for the periods ended September 30, 2024 and December 31, 2023, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	121-122
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	123
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	121-122
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	123
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	124
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	121-122
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	125
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	125
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	125
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	125
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	125

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2024 and December 31, 2023.

	Notional amounts(b)
(in billions)	September 30, 2024	December 31, 2023
Interest rate contracts
Swaps	$27,623	$23,251
Futures and forwards	4,439	2,690
Written options	3,439	3,370
Purchased options	3,455	3,362
Total interest rate contracts	38,956	32,673
Credit derivatives(a)	1,523	1,045
Foreign exchange contracts
Cross-currency swaps	5,002	4,721
Spot, futures and forwards	9,495	6,957
Written options	1,047	830
Purchased options	1,027	798
Total foreign exchange contracts	16,571	13,306
Equity contracts
Swaps	856	639
Futures and forwards	187	157
Written options	1,016	778
Purchased options	888	698
Total equity contracts	2,947	2,272
Commodity contracts
Swaps	134	115
Spot, futures and forwards	211	157
Written options	159	130
Purchased options	135	115
Total commodity contracts	639	517
Total derivative notional amounts	$60,636	$49,813
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2024 and December 31, 2023, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$306,252	$—	$306,252	$24,134	$288,844	$1	$288,845	$8,608
Credit	10,522	—	10,522	609	13,973	—	13,973	1,726
Foreign exchange	195,917	556	196,473	16,989	198,116	1,880	199,996	12,648
Equity	98,845	—	98,845	5,351	111,659	—	111,659	10,610
Commodity	21,619	25	21,644	5,478	19,327	85	19,412	5,073
Total fair value of trading assets and liabilities	$633,155	$581	$633,736	$52,561	$631,919	$1,966	$633,885	$38,665

	Gross derivative receivables				Gross derivative payables
December 31, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$250,689	$2	$250,691	$26,324	$240,482	$—	$240,482	$11,896
Credit	9,654	—	9,654	551	12,038	—	12,038	1,089
Foreign exchange	205,010	765	205,775	18,019	210,623	1,640	212,263	12,620
Equity	57,689	—	57,689	4,928	65,811	—	65,811	9,368
Commodity	15,228	211	15,439	5,042	16,286	92	16,378	5,874
Total fair value of trading assets and liabilities	$538,270	$978	$539,248	$54,864	$545,240	$1,732	$546,972	$40,847
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2024 and December 31, 2023, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	September 30, 2024				December 31, 2023
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$166,047	$(143,724)	$22,323		$176,901	$(152,703)	$24,198
OTC–cleared	138,294	(138,158)	136		71,419	(71,275)	144
Exchange-traded(a)	241	(236)	5		402	(389)	13
Total interest rate contracts	304,582	(282,118)	22,464		248,722	(224,367)	24,355
Credit contracts:
OTC	7,735	(7,393)	342		7,637	(7,226)	411
OTC–cleared	2,684	(2,520)	164		1,904	(1,877)	27
Total credit contracts	10,419	(9,913)	506		9,541	(9,103)	438
Foreign exchange contracts:
OTC	194,493	(179,201)	15,292		203,624	(187,295)	16,329
OTC–cleared	314	(283)	31		469	(459)	10
Exchange-traded(a)	21	—	21		6	(2)	4
Total foreign exchange contracts	194,828	(179,484)	15,344		204,099	(187,756)	16,343
Equity contracts:
OTC	38,268	(35,837)	2,431		25,001	(23,677)	1,324
Exchange-traded(a)	59,463	(57,657)	1,806		30,462	(29,084)	1,378
Total equity contracts	97,731	(93,494)	4,237		55,463	(52,761)	2,702
Commodity contracts:
OTC	11,045	(8,206)	2,839		8,049	(5,084)	2,965
OTC–cleared	106	(80)	26		133	(123)	10
Exchange-traded(a)	8,296	(7,880)	416		5,214	(5,190)	24
Total commodity contracts	19,447	(16,166)	3,281		13,396	(10,397)	2,999
Derivative receivables with appropriate legal opinion	627,007	(581,175)	45,832	(d)	531,221	(484,384)	46,837	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	6,729		6,729		8,027		8,027
Total derivative receivables recognized on the Consolidated balance sheets	$633,736		$52,561		$539,248		$54,864
Collateral not nettable on the Consolidated balance sheets(b)(c)			(23,082)				(22,461)
Net amounts			$29,479				$32,403

	September 30, 2024				December 31, 2023
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$144,408	$(137,394)	$7,014		$161,901	$(152,467)	$9,434
OTC–cleared	142,941	(142,409)	532		76,007	(75,729)	278
Exchange-traded(a)	436	(434)	2		436	(390)	46
Total interest rate contracts	287,785	(280,237)	7,548		238,344	(228,586)	9,758
Credit contracts:
OTC	11,419	(10,083)	1,336		10,332	(9,313)	1,019
OTC–cleared	2,334	(2,164)	170		1,639	(1,636)	3
Total credit contracts	13,753	(12,247)	1,506		11,971	(10,949)	1,022
Foreign exchange contracts:
OTC	197,375	(187,064)	10,311		209,386	(199,173)	10,213
OTC–cleared	306	(284)	22		552	(470)	82
Exchange-traded(a)	17	—	17		6	—	6
Total foreign exchange contracts	197,698	(187,348)	10,350		209,944	(199,643)	10,301
Equity contracts:
OTC	51,106	(43,393)	7,713		29,999	(27,360)	2,639
Exchange-traded(a)	58,200	(57,656)	544		33,137	(29,083)	4,054
Total equity contracts	109,306	(101,049)	8,257		63,136	(56,443)	6,693
Commodity contracts:
OTC	9,066	(6,577)	2,489		8,788	(5,192)	3,596
OTC–cleared	80	(80)	—		120	(120)	—
Exchange-traded(a)	7,682	(7,682)	—		5,376	(5,192)	184
Total commodity contracts	16,828	(14,339)	2,489		14,284	(10,504)	3,780
Derivative payables with appropriate legal opinion	625,370	(595,220)	30,150	(d)	537,679	(506,125)	31,554	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	8,515		8,515		9,293		9,293
Total derivative payables recognized on the Consolidated balance sheets	$633,885		$38,665		$546,972		$40,847
Collateral not nettable on the Consolidated balance sheets(b)(c)			(9,522)				(4,547)
Net amounts			$29,143				$36,300
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
(d)Net derivatives receivable included cash collateral netted of $44.7 billion and $48.3 billion at September 30, 2024 and December 31, 2023. Net derivatives payable included cash collateral netted of $58.8 billion and $70.0 billion at September 30, 2024 and December 31, 2023, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2024 and December 31, 2023.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2024	December 31, 2023
Aggregate fair value of net derivative payables	$15,954	$14,655
Collateral posted	15,871	14,673
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2024 and December 31, 2023, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2024		December 31, 2023
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$65	$1,056	$75	$1,153
Amount required to settle contracts with termination triggers upon downgrade(b)	85	576	93	592
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at September 30, 2024 and December 31, 2023.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2024 and 2023, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$353	$(91)	$262	$—	$195	$—
Foreign exchange(c)	(668)	744	76	(147)	76	(27)
Commodity(d)	(37)	84	47	—	47	—
Total	$(352)	$737	$385	$(147)	$318	$(27)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$620	$(577)	$43	$—	$61	$—
Foreign exchange(c)	(18)	71	53	(145)	53	(7)
Commodity(d)	938	(799)	139	—	145	—
Total	$1,540	$(1,305)	$235	$(145)	$259	$(7)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$831	$(353)	$478	$—	$428	$—
Foreign exchange(c)	(863)	1,044	181	(394)	181	(43)
Commodity(d)	165	(63)	102	—	99	—
Total	$133	$628	$761	$(394)	$708	$(43)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,641	$(1,516)	$125	$—	$75	$—
Foreign exchange(c)	394	(211)	183	(474)	183	(20)
Commodity(d)	(180)	536	356	—	362	—
Total	$1,855	$(1,191)	$664	$(474)	$620	$(20)
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

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$179,277	(c)	$3,001	$(1,815)	$1,186
Liabilities
Long-term debt	215,891		1,204	(9,493)	(8,289)
Beneficial interests issued by consolidated VIEs	2,363		20	(6)	14

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2023 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$151,752	(c)	$549	$(2,010)	$(1,461)
Liabilities
Long-term debt	195,455		(2,042)	(9,727)	(11,769)
Beneficial interests issued by consolidated VIEs	—		—	—	—
(a)Excludes physical commodities with a carrying value of $3.1 billion and $5.6 billion at September 30, 2024 and December 31, 2023, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2024 and December 31, 2023, the carrying amount excluded for AFS securities was $34.5 billion and $19.3 billion, respectively. At September 30, 2024 and December 31, 2023, the carrying amount excluded for long-term debt was $556 million and zero, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At September 30, 2024 and December 31, 2023, the amortized cost of the portfolio layer method closed portfolios was $61.3 billion and $83.9 billion, of which $56.2 billion and $68.0 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At September 30, 2024 and December 31, 2023, the cumulative amount of basis adjustments was $328 million and $(165) million, which is comprised of $694 million and $73 million for active hedging relationships, and $(366) million and $(238) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2024 and 2023, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(716)	$2,071	$2,787
Foreign exchange(b)	43	242	199
Total	$(673)	$2,313	$2,986

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(514)	$(1,087)	$(573)
Foreign exchange(b)	71	(122)	(193)
Total	$(443)	$(1,209)	$(766)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,998)	$(330)	$1,668
Foreign exchange(b)	81	198	117
Total	$(1,917)	$(132)	$1,785

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,416)	$(1,825)	$(409)
Foreign exchange(b)	25	64	39
Total	$(1,391)	$(1,761)	$(370)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2024 and 2023.
Over the next 12 months, the Firm expects that approximately $(1.2) billion (after-tax) of net losses recorded in AOCI at September 30, 2024, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately six years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2024 and 2023.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2024		2023
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$151	$(2,487)	$26	$1,650

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2024		2023
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$344	$(83)	$231	$558
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. The Firm reclassified a net pre-tax gain of $36 million and $46 million to other income/expense during the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2023, the Firm reclassified a pre-tax loss of $(38) million to other income/expense predominantly related to the acquisition of CIFM. The amounts reclassified for the three months ended September 30, 2023 were not material. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Contract type
Interest rate(a)	$122	$(259)	$(123)	$(385)
Credit(b)	(143)	(39)	(424)	(202)
Foreign exchange(c)	4	(22)	32	21
Total	$(17)	$(320)	$(515)	$(566)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2023 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2024 and December 31, 2023. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(599,707)	$611,107	$11,400	$5,328
Other credit derivatives(a)	(133,344)	162,202	28,858	10,972
Total credit derivatives	(733,051)	773,309	40,258	16,300
Credit-related notes(b)	—	—	—	11,481
Total	$(733,051)	$773,309	$40,258	$27,781

	Maximum payout/Notional amount
December 31, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,172)	$473,823	$23,651	$7,517
Other credit derivatives(a)	(38,846)	45,416	6,570	29,206
Total credit derivatives	(489,018)	519,239	30,221	36,723
Credit-related notes(b)	—	—	—	9,788
Total	$(489,018)	$519,239	$30,221	$46,511
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2024 and December 31, 2023, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(180,831)	$(300,486)	$(101,657)	$(582,974)	$4,886	$(1,709)	$3,177
Noninvestment-grade	(41,966)	(84,700)	(23,411)	(150,077)	2,480	(1,211)	1,269
Total	$(222,797)	$(385,186)	$(125,068)	$(733,051)	$7,366	$(2,920)	$4,446

December 31, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(89,981)	$(263,834)	$(29,470)	$(383,285)	$3,659	$(1,144)	$2,515
Noninvestment-grade	(31,419)	(69,515)	(4,799)	(105,733)	2,466	(1,583)	883
Total	$(121,400)	$(333,349)	$(34,269)	$(489,018)	$6,125	$(2,727)	$3,398
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Underwriting
Equity	$344	$274	$1,192	$824
Debt	1,040	677	3,073	2,053
Total underwriting	1,384	951	4,265	2,877
Advisory	847	771	2,224	2,007
Total investment banking fees	$2,231	$1,722	$6,489	$4,884
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Trading revenue by instrument type
Interest rate(a)	$711	$1,383	$2,717	$4,950
Credit(b)	319	487	1,457	1,540
Foreign exchange	1,259	1,219	3,872	4,205
Equity	3,342	2,677	10,720	8,311
Commodity	359	450	805	1,744
Total trading revenue	5,990	6,216	19,571	20,750
Private equity gains/(losses)	(2)	(6)	21	(15)
Principal transactions	$5,988	$6,210	$19,592	$20,735
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Lending-related fees(a)	$542	$777	$1,663	$1,736
Deposit-related fees	1,382	1,262	3,991	3,751
Total lending- and deposit-related fees	$1,924	$2,039	$5,654	$5,487
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
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Asset management fees
Investment management fees	$4,381	$3,825	$12,650	$10,910
All other asset management fees	98	79	277	233
Total asset management fees	$4,479	$3,904	$12,927	$11,143
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Commissions and other fees
Brokerage commissions and fees	$785	$692	$2,336	$2,161
Administration fees	660	589	1,874	1,721
All other commissions and fees (a)	491	424	1,455	1,257
Total commissions and other fees	$1,936	$1,705	$5,665	$5,139
(a)Includes travel-related and annuity sales commissions, depositary receipt-related service fees, as well as other service fees, which are recognized as revenue when the services are rendered.

Card income
The following table presents the components of card income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interchange and merchant processing income	$8,543	$7,914	$24,894	$22,938
Rewards costs and partner payments	(6,833)	(6,283)	(19,793)	(18,184)
Other card income(a)	(365)	(422)	(1,206)	(1,217)
Total card income	$1,345	$1,209	$3,895	$3,537
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Refer to Note 14 for further information on mortgage fees and related income.
Other income
The following table presents certain components of other income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024		2023
Operating lease income	$706	$695	$2,067		$2,166
Losses on tax-oriented investments	(78)	(316)	(115)		(1,190)
Estimated bargain purchase gain associated with the First Republic acquisition	—	100	103		2,812
Gain related to the acquisition of CIFM(a)	—	—	—		339
Initial gain on the Visa share exchange	—	—	7,990	(b)	—
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
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024		2023
Legal expense	$259	$665	$504		$1,261
FDIC-related expense	312	342	1,576	(d)	997
Operating losses(a)	397	310	1,019		913
Contribution of Visa shares(b)	—	—	1,000		—
First Republic-related expense(c)	142	244	615		843
(a)Predominantly fraud losses in CCB associated with customer deposit accounts, credit and debit cards.
(b)Represents the contribution of a portion of Visa C shares to the JPMorgan Chase Foundation. Refer to Note 2 for additional information.
(c)Reflects the expenses classified within other expense, including $78 million and $394 million of restructuring and integration costs associated with First Republic in the three and nine months ended September 30, 2024, respectively. Additionally, the second quarter of 2023 Included payments to the FDIC for the First Republic individuals who were not employees of the Firm until July 2, 2023. Refer to Note 26 for additional information on the First Republic acquisition.
(d)The first quarter of 2024 included an increase of $725 million to the FDIC special assessment reflecting the FDIC's revised estimate of Deposit Insurance Fund losses.

Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2023 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest income
Loans(a)	$23,509	$22,311	$69,281	$60,325
Taxable securities	5,849	4,513	15,844	12,674
Non-taxable securities(b)	298	360	923	951
Total investment securities(a)	6,147	4,873	16,767	13,625
Trading assets - debt instruments	5,613	4,164	15,198	11,823
Federal funds sold and securities purchased under resale agreements	5,226	3,951	14,262	10,849
Securities borrowed	2,478	2,085	6,821	5,667
Deposits with banks	5,366	5,270	17,811	15,278
All other interest-earning assets(c)	2,077	1,902	6,227	5,637
Total interest income	$50,416	$44,556	$146,367	$123,204
Interest expense
Interest-bearing deposits	$12,914	$10,796	$37,569	$28,024
Federal funds purchased and securities loaned or sold under repurchase agreements	5,733	3,523	14,810	9,727
Short-term borrowings	542	512	1,579	1,361
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,632	2,463	7,872	6,807
Long-term debt	4,838	4,239	14,236	11,428
Beneficial interest issued by consolidated VIEs	352	297	1,068	641
Total interest expense	$27,011	$21,830	$77,134	$57,988
Net interest income	$23,405	$22,726	$69,233	$65,216
Provision for credit losses	3,111	1,384	8,047	6,558
Net interest income after provision for credit losses	$20,294	$21,342	$61,186	$58,658
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Total net periodic defined benefit plan cost/(credit)	$(114)	$(104)	$(342)	$(292)
Total defined contribution plans	461	403	1,292	1,165
Total pension and OPEB cost included in noninterest expense	$347	$299	$950	$873
As of September 30, 2024 and December 31, 2023, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $23.2 billion and $22.0 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$359	$363	$1,224	$1,169
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	490	419	1,507	1,317
Total noncash compensation expense related to employee share-based incentive plans	$849	$782	$2,731	$2,486
In the first quarter of 2024, in connection with its annual incentive grant for the 2023 performance year, the Firm granted 17 million RSUs and 726 thousand PSUs with weighted-average grant date fair values of $164.42 per RSU and $165.62 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2024, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2024				December 31, 2023
(in millions)	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$83,081	$1,280	$2,498	$81,863	$88,377	$870	$4,077	$85,170
Residential:
U.S.	3,321	33	33	3,321	2,086	10	68	2,028
Non-U.S.	733	3	—	736	1,608	4	1	1,611
Commercial	3,651	32	74	3,609	2,930	12	139	2,803
Total mortgage-backed securities	90,786	1,348	2,605	89,529	95,001	896	4,285	91,612
U.S. Treasury and government agencies	170,989	1,433	240	172,182	58,051	276	522	57,805
Obligations of U.S. states and municipalities	18,112	340	247	18,205	21,243	390	266	21,367
Non-U.S. government debt securities	42,627	229	303	42,553	21,387	254	359	21,282
Corporate debt securities	70	—	9	61	128	—	28	100
Asset-backed securities:
Collateralized loan obligations	9,655	32	5	9,682	6,769	11	28	6,752
Other	2,318	26	8	2,336	2,804	8	26	2,786
Unallocated portfolio layer fair value basis adjustments(a)	694	(694)	—	NA	73	(73)	—	NA
Total available-for-sale securities	335,251	2,714	3,417	334,548	205,456	1,762	5,514	201,704
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	99,328	94	9,641	89,781	105,614	39	11,643	94,010
U.S. Residential	8,874	11	688	8,197	9,709	4	970	8,743
Commercial	9,324	48	315	9,057	10,534	13	581	9,966
Total mortgage-backed securities	117,526	153	10,644	107,035	125,857	56	13,194	112,719
U.S. Treasury and government agencies	123,504	—	9,343	114,161	173,666	—	13,074	160,592
Obligations of U.S. states and municipalities	9,426	54	542	8,938	9,945	74	591	9,428
Asset-backed securities:
Collateralized loan obligations	47,999	68	24	48,043	58,565	47	352	58,260
Other	1,499	2	37	1,464	1,815	1	61	1,755
Total held-to-maturity securities(c)	299,954	277	20,590	279,641	369,848	178	27,272	342,754
Total investment securities, net of allowance for credit losses	$635,205	$2,991	$24,007	$614,189	$575,304	$1,940	$32,786	$544,458
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $1.4 billion and $2.4 billion of HTM securities for the three and nine months ended September 30, 2024, respectively, and $4.1 billion for the nine months ended September 30, 2023; there were no purchases of HTM securities for the three months ended September 30, 2023.
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
(d)The amortized cost of investment securities is reported net of allowance for credit losses of $175 million and $128 million at September 30, 2024 and December 31, 2023, respectively.
(e)Excludes $3.7 billion and $2.8 billion of accrued interest receivable at September 30, 2024 and December 31, 2023, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and nine months ended September 30, 2024 and 2023. Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2024 and December 31, 2023. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $2.7 billion and $4.6 billion, at September 30, 2024 and December 31, 2023, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$110	$—	$975	$33	$1,085	$33
Non-U.S.	—	—	—	—	—	—
Commercial	164	2	1,304	72	1,468	74
Total mortgage-backed securities	274	2	2,279	105	2,553	107
Obligations of U.S. states and municipalities	1,931	19	2,337	228	4,268	247
Non-U.S. government debt securities	6,510	41	4,500	262	11,010	303
Corporate debt securities	—	—	17	9	17	9
Asset-backed securities:
Collateralized loan obligations	395	—	516	5	911	5
Other	119	—	316	8	435	8
Total available-for-sale securities with gross unrealized losses	$9,229	$62	$9,965	$617	$19,194	$679

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2023 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$81	$—	$1,160	$68	$1,241	$68
Non-U.S.	—	—	722	1	722	1
Commercial	228	3	1,775	136	2,003	139
Total mortgage-backed securities	309	3	3,657	205	3,966	208
Obligations of U.S. states and municipalities	2,134	20	2,278	246	4,412	266
Non-U.S. government debt securities	7,145	23	4,987	336	12,132	359
Corporate debt securities	9	—	79	28	88	28
Asset-backed securities:
Collateralized loan obligations	932	2	3,744	26	4,676	28
Other	208	1	1,288	25	1,496	26
Total available-for-sale securities with gross unrealized losses	$10,737	$49	$16,033	$866	$26,770	$915

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both September 30, 2024 and December 31, 2023, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $175 million and $117 million as of September 30, 2024 and 2023, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the nine months ended September 30, 2023.
Refer to Note 10 of JPMorgan Chase’s 2023 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Realized gains	$298	$16	$535	$345
Realized losses	(314)	(685)	(1,464)	(2,782)
Investment securities losses	$(16)	$(669)	$(929)	$(2,437)
Provision for credit losses	$(2)	$13	$47	$27

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2024, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2024 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$3	$6,666	$4,501	$79,616	$90,786
Fair value	3	6,674	4,557	78,295	89,529
Average yield(a)	4.65%	4.80%	5.54%	4.91%	4.94%
U.S. Treasury and government agencies
Amortized cost	$—	$124,332	$39,682	$6,975	$170,989
Fair value	—	125,501	39,785	6,896	172,182
Average yield(a)	—%	4.90%	5.40%	5.79%	5.05%
Obligations of U.S. states and municipalities
Amortized cost	$9	$14	$66	$18,023	$18,112
Fair value	9	13	66	18,117	18,205
Average yield(a)	1.47%	3.19%	4.25%	5.82%	5.81%
Non-U.S. government debt securities
Amortized cost	$19,745	$10,621	$6,796	$5,465	$42,627
Fair value	19,753	10,615	6,685	5,500	42,553
Average yield(a)	4.64%	4.45%	2.85%	3.86%	4.21%
Corporate debt securities
Amortized cost	$108	$9	$5	$—	$122
Fair value	47	9	5	—	61
Average yield(a)	13.80%	4.06%	4.19%	—%	12.70%
Asset-backed securities
Amortized cost	$5	$342	$2,248	$9,378	$11,973
Fair value	5	343	2,259	9,411	12,018
Average yield(a)	6.16%	5.91%	6.36%	6.51%	6.47%
Total available-for-sale securities
Amortized cost(b)	$19,870	$141,984	$53,298	$119,457	$334,609
Fair value	19,817	143,155	53,357	118,219	334,548
Average yield(a)	4.69%	4.86%	5.12%	5.18%	5.02%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$7,383	$6,988	$103,255	$117,626
Fair value	—	7,034	6,387	93,614	107,035
Average yield(a)	—%	2.63%	2.61%	2.99%	2.94%
U.S. Treasury and government agencies
Amortized cost	$18,840	$56,638	$48,026	$—	$123,504
Fair value	18,652	53,670	41,839	—	114,161
Average yield(a)	0.84%	0.99%	1.25%	—%	1.07%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$304	$9,145	$9,449
Fair value	—	—	278	8,660	8,938
Average yield(a)	—%	—%	3.29%	3.94%	3.92%
Asset-backed securities
Amortized cost	$—	$125	$20,626	$28,747	$49,498
Fair value	—	125	20,645	28,737	49,507
Average yield(a)	—%	6.52%	6.05%	6.51%	6.32%
Total held-to-maturity securities
Amortized cost(b)	$18,840	$64,146	$75,944	$141,147	$300,077
Fair value	18,652	60,829	69,149	131,011	279,641
Average yield(a)	0.84%	1.19%	2.69%	3.77%	2.76%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $52 million and the portfolio layer fair value hedge basis adjustments of $694 million at September 30, 2024. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $123 million at September 30, 2024.
(c)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately seven years for agency residential MBS, six years for agency residential collateralized mortgage obligations, and five years for nonagency residential collateralized mortgage obligations.

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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2024 and December 31, 2023. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net
Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$695,230	$(304,409)	$390,821	$(376,898)	$13,923
Securities borrowed	305,198	(52,764)	252,434	(191,878)	60,556
Liabilities
Securities sold under repurchase agreements	$688,549	$(304,409)	$384,140	$(339,430)	$44,710
Securities loaned and other(a)	63,109	(52,764)	10,345	(10,230)	115

	December 31, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$523,308	$(247,181)	$276,127	$(267,582)	$8,545
Securities borrowed	244,046	(43,610)	200,436	(144,543)	55,893
Liabilities
Securities sold under repurchase agreements	$459,985	$(247,181)	$212,804	$(182,011)	$30,793
Securities loaned and other(a)	52,142	(43,610)	8,532	(8,501)	31
(a)Includes securities-for-securities lending agreements of $5.8 billion and $5.6 billion at September 30, 2024 and December 31, 2023, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2024 and December 31, 2023, included $10.8 billion and $7.1 billion, respectively, of securities purchased under resale agreements; $53.3 billion and $50.7 billion, respectively, of securities borrowed; $43.9 billion and $30.0 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material at both September 30, 2024 and December 31, 2023.

The tables below present as of September 30, 2024 and December 31, 2023 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2024		December 31, 2023
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$85,012	$—	$71,064	$—
Residential - nonagency	2,487	—	2,292	—
Commercial - nonagency	2,142	—	2,669	—
U.S. Treasury, GSEs and government agencies	343,191	651	216,467	1,034
Obligations of U.S. states and municipalities	2,061	—	2,323	—
Non-U.S. government debt	156,594	1,251	97,400	1,455
Corporate debt securities	49,049	1,785	39,247	2,025
Asset-backed securities	4,352	—	2,703	—
Equity securities	43,661	59,422	25,820	47,628
Total	$688,549	$63,109	$459,985	$52,142

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2024 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$344,955	$206,101	$35,302	$102,191	$688,549
Total securities loaned and other	59,993	—	6	3,110	63,109

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2023 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$259,048	$102,941	$20,960	$77,036	$459,985
Total securities loaned and other	49,610	1,544	—	988	52,142
Transfers not qualifying for sale accounting
At September 30, 2024 and December 31, 2023, the Firm held $617 million and $505 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2024	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$377,938	$219,542	$687,890	$1,285,370
Held-for-sale	1,101	—	11,403	12,504
At fair value	15,906	—	26,231	42,137
Total	$394,945	$219,542	$725,524	$1,340,011

December 31, 2023	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$397,275	$211,123	$672,472	$1,280,870
Held-for-sale	487	—	3,498	3,985
At fair value	12,331	—	26,520	38,851
Total	$410,093	$211,123	$702,490	$1,323,706
(a)Excludes $6.7 billion and $6.8 billion of accrued interest receivables as of September 30, 2024 and December 31, 2023, respectively. Accrued interest receivables written off were not material for the three and nine months ended September 30, 2024 and 2023.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2024 and December 31, 2023. For the discount associated with First Republic loans, refer to Note 26 on pages 186–188.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2024					2023
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$180	(b)(c)	$—	$668	$848	$62	(b)(c)	$—	$539		$601
Sales	2,474		—	10,488	12,962	1,318		—	13,076		14,394
Retained loans reclassified to held-for-sale(a)	330		—	131	461	33		—	194		227

	2024					2023
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$536	(b)(c)	$—	$1,022	$1,558	$92,143	(b)(c)(d)	$—	$59,100	(d)	$151,243
Sales	10,440		—	31,024	41,464	1,756		—	31,956		33,712
Retained loans reclassified to held-for-sale(a)	1,499		—	679	2,178	157		—	1,279		1,436
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and nine months ended September 30, 2024 and 2023. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $181 million and $1.9 billion for the three months ended September 30, 2024 and 2023, respectively, and $465 million and $4.2 billion for the nine months ended September 30, 2024 and 2023, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
(d)Includes loans acquired in the First Republic acquisition consisting of $91.9 billion in Consumer, excluding credit card and $58.4 billion in Wholesale.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and nine months ended September 30, 2024 were $65 million and $125 million, respectively, of which $47 million and $80 million, respectively, were related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and nine months ended September 30, 2023 were $9 million and $46 million, respectively, of which $9 million and $52 million, respectively, were related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2024	December 31, 2023
Residential real estate	$311,338	$326,409
Auto and other	66,600	70,866
Total retained loans	$377,938	$397,275
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	September 30, 2024
	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$8,330	$18,007	$62,087	$80,903	$53,025	$72,660	$6,776	$7,331	$309,119
30–149 days past due	2	18	155	114	53	749	59	199	1,349
150 or more days past due	—	5	62	56	43	551	8	145	870
Total retained loans	$8,332	$18,030	$62,304	$81,073	$53,121	$73,960	$6,843	$7,675	$311,338
% of 30+ days past due to total retained loans(b)	0.02%	0.13%	0.35%	0.21%	0.18%	1.74%	0.98%	4.48%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$149	$14	$4	$169

(in millions, except ratios)	December 31, 2023
	Term loans by origination year(c)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$23,216	$64,366	$84,496	$55,546	$21,530	$59,563	$7,479	$8,151	$324,347
30–149 days past due	33	74	89	70	41	801	49	223	1,380
150 or more days past due	1	10	17	8	21	456	5	164	682
Total retained loans	$23,250	$64,450	$84,602	$55,624	$21,592	$60,820	$7,533	$8,538	$326,409
% of 30+ days past due to total retained loans(b)	0.15%	0.13%	0.13%	0.14%	0.29%	2.04%	0.72%	4.53%	0.63%
Gross charge-offs	$—	$—	$—	$—	$4	$167	$26	$7	$204
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at September 30, 2024 and December 31, 2023.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at September 30, 2024 and December 31, 2023. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2024	December 31, 2023
Nonaccrual loans(a)(b)(c)(d)	$3,083	$3,466

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$72	$72
Less than 660	—	—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	146	223
Less than 660	5	4
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,949	6,491
Less than 660	75	102
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	296,443	309,251
Less than 660	8,818	9,277
No FICO/LTV available(h)	830	989
Total retained loans	$311,338	$326,409

Weighted-average LTV ratio(e)(i)	47%	49%
Weighted-average FICO(f)(i)	774	770

Geographic region(h)(j)
California	$121,688	$127,072
New York	47,198	48,815
Florida	21,834	22,778
Texas	14,638	15,506
Massachusetts	13,619	14,213
Colorado	10,450	10,800
Illinois	10,033	10,856
Washington	9,415	9,923
New Jersey	7,609	8,050
Connecticut	6,879	7,163
All other	47,975	51,233
Total retained loans	$311,338	$326,409
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At September 30, 2024, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at September 30, 2024 and December 31, 2023.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $38 million and $44 million and $123 million and $133 million for the three and nine months ended September 30, 2024 and 2023, respectively.
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
(h)Included U.S. government-guaranteed loans as of September 30, 2024 and December 31, 2023.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2024.

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
Financial effects of FDMs
For the three and nine months ended September 30, 2024, residential real estate FDMs were $74 million and $188 million, respectively. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 8 years for both periods, and reducing the weighted-average contractual interest rate from 7.78% to 5.78% and 7.81% to 5.37% for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
For the three and nine months ended September 30, 2024 and 2023, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended September 30, 2024 and the nine months ended September 30, 2023.

(in millions)	Amortized cost basis
	Twelve months ended Sep 30,	Nine months ended Sep 30,
	2024	2023
Current	$143	$90
30-149 days past due	45	13
150 or more days past due	23	7
Total	$211	$110
Defaults of FDMs
FDMs that defaulted in the three and nine months ended September 30, 2024 and were reported as FDMs in the twelve months prior to the default were $44 million and $74 million, respectively. FDMs that defaulted in the three and nine months ended September 30, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
Active and suspended foreclosure
At September 30, 2024 and December 31, 2023, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $618 million and $566 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

	September 30, 2024
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$20,542	$17,877	$10,524	$8,347	$3,703	$903	$3,531	$131	$65,558
30–119 days past due	151	258	250	187	55	29	33	34	997
120 or more days past due	1	1	—	4	7	1	1	30	45
Total retained loans	$20,694	$18,136	$10,774	$8,538	$3,765	$933	$3,565	$195	$66,600
% of 30+ days past due to total retained loans	0.73%	1.43%	2.32%	2.24%	1.65%	3.22%	0.95%	32.82%	1.56%
Gross charge-offs	$169	$268	$171	$96	$30	$64	$—	$4	$802

	December 31, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$30,328	$14,797	$12,825	$6,538	$1,777	$511	$2,984	$102	$69,862
30–119 days past due	276	279	231	78	43	17	19	24	967
120 or more days past due	1	1	7	8	—	—	3	17	37
Total retained loans	$30,605	$15,077	$13,063	$6,624	$1,820	$528	$3,006	$143	$70,866
% of 30+ days past due to total retained loans	0.91%	1.86%	1.75%	1.15%	2.36%	3.22%	0.73%	28.67%	1.39%
Gross charge-offs	$333	$297	$161	$53	$35	$64	$—	$4	$947

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	Total Auto and other
	September 30, 2024	December 31, 2023
Nonaccrual loans(a)(b)	$233	$177

Geographic region(c)
California	$10,281	$10,959
Texas	7,738	8,502
Florida	5,391	5,684
New York	4,892	4,938
Illinois	2,903	3,147
New Jersey	2,475	2,609
Pennsylvania	1,983	1,900
Georgia	1,725	1,912
Arizona	1,635	1,779
North Carolina	1,593	1,714
All other	25,984	27,722
Total retained loans	$66,600	$70,866
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2024 and 2023.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2024.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and nine months ended September 30, 2024 and 2023, auto and other FDMs were not material.
As of September 30, 2024 and December 31, 2023, there were no additional commitments to lend to borrowers modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2023 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	September 30, 2024
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$213,537	$1,181	$214,718
30–89 days past due and still accruing	2,305	103	2,408
90 or more days past due and still accruing	2,364	52	2,416
Total retained loans	$218,206	$1,336	$219,542
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.14%	11.60%	2.20%
% of 90+ days past due to total retained loans	1.08	3.89	1.10
Gross charge-offs	$5,868	$176	$6,044

(in millions, except ratios)	December 31, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$205,731	$882	$206,613
30–89 days past due and still accruing	2,217	84	2,301
90 or more days past due and still accruing	2,169	40	2,209
Total retained loans	$210,117	$1,006	$211,123
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.09%	12.33%	2.14%
% of 90+ days past due to total retained loans	1.03	3.98	1.05
Gross charge-offs	$5,325	$166	$5,491
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2024	December 31, 2023
Geographic region(a)
California	$34,251	$32,652
Texas	23,119	22,086
New York	17,751	16,915
Florida	16,029	15,103
Illinois	11,817	11,364
New Jersey	9,152	8,688
Colorado	6,673	6,307
Ohio	6,533	6,424
Pennsylvania	6,150	6,088
Arizona	5,469	5,209
All other	82,598	80,287
Total retained loans	$219,542	$211,123
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.1%	85.8%
Less than 660	14.7	14.0
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2024.

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
Financial effects of FDMs
The following tables provide information on credit card loan modifications considered FDMs.

	Loan modifications
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Term extension and interest rate reduction(a)(b)
Amortized cost basis	$272	$197	$714	$489
% of total modifications to total retained credit card loans	0.12%	0.10%	0.33%	0.25%
Financial effect of loan modifications	Term extension with a reduction in the weighted average contractual interest rate from 23.77% to 3.03%	Term extension with a reduction in the weighted average contractual interest rate from 23.48% to 3.67%	Term extension with a reduction in the weighted average contractual interest rate from 23.89% to 3.12%	Term extension with a reduction in the weighted average contractual interest rate from 23.15% to 3.58%
(a) Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b) Interest rates represents the weighted average at the time of modification.
Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended September 30, 2024 and the nine months ended September 30, 2023.

(in millions)	Amortized cost basis
	Twelve months ended Sep 30,	Nine months ended Sep 30,
	2024	2023
Current and less than 30 days past due and still accruing	$757	$414
30-89 days past due and still accruing	70	47
90 or more days past due and still accruing	41	28
Total	$868	$489
Defaults of FDMs
FDMs that defaulted in the three and nine months ended September 30, 2024 and were reported as FDMs in the twelve months prior to the default were not material. FDMs that defaulted in the three and nine months ended September 30, 2023 and were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
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

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Loans by risk ratings
Investment-grade	$115,015	$120,405	$67,984	$72,624	$284,007	$265,809	$467,006	$458,838
Noninvestment-grade:
Noncriticized	37,383	34,241	83,494	80,637	73,998	75,178	194,875	190,056
Criticized performing	10,019	7,291	11,037	12,684	1,436	1,257	22,492	21,232
Criticized nonaccrual	974	401	1,733	1,221	810	724	3,517	2,346
Total noninvestment-grade	48,376	41,933	96,264	94,542	76,244	77,159	220,884	213,634
Total retained loans	$163,391	$162,338	$164,248	$167,166	$360,251	$342,968	$687,890	$672,472
% of investment-grade to total retained loans	70.39%	74.17%	41.39%	43.44%	78.84%	77.50%	67.89%	68.23%
% of total criticized to total retained loans	6.73	4.74	7.77	8.32	0.62	0.58	3.78	3.51
% of criticized nonaccrual to total retained loans	0.60	0.25	1.06	0.73	0.22	0.21	0.51	0.35
(a)Includes loans to SPEs, financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of September 30, 2024 and December 31, 2023, predominantly consisted of $110.7 billion and $106.9 billion, respectively, to individuals and individual entities; $98.4 billion and $87.5 billion, respectively, to financial institutions; and $91.3 billion and $91.2 billion, respectively, to SPEs. Refer to Note 14 of JPMorgan Chase’s 2023 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	September 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$6,541	$10,199	$26,053	$23,430	$15,870	$31,522	$1,400	$—	$115,015
Noninvestment-grade	3,500	5,049	14,562	8,866	3,679	11,260	1,459	1	48,376
Total retained loans	$10,041	$15,248	$40,615	$32,296	$19,549	$42,782	$2,859	$1	$163,391
Gross charge-offs	$—	$18	$37	$—	$33	$51	$—	$—	$139

	Secured by real estate
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,687	$28,874	$25,784	$16,820	$15,677	$21,108	$1,455	$—	$120,405
Noninvestment-grade	4,477	12,579	7,839	3,840	3,987	7,918	1,291	2	41,933
Total retained loans	$15,164	$41,453	$33,623	$20,660	$19,664	$29,026	$2,746	$2	$162,338
Gross charge-offs	$20	$48	$22	$—	$23	$78	$—	$1	$192

	Commercial and industrial
(in millions)	September 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$9,200	$6,762	$7,165	$3,066	$1,362	$1,480	$38,948	$1	$67,984
Noninvestment-grade	15,595	12,733	12,467	6,776	895	1,240	46,491	67	96,264
Total retained loans	$24,795	$19,495	$19,632	$9,842	$2,257	$2,720	$85,439	$68	$164,248
Gross charge-offs	$19	$4	$116	$24	$1	$5	$190	$3	$362

	Commercial and industrial
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$14,875	$10,642	$4,276	$2,291	$1,030	$1,115	$38,394	$1	$72,624
Noninvestment-grade	18,890	16,444	9,299	1,989	1,144	1,006	45,696	74	94,542
Total retained loans	$33,765	$27,086	$13,575	$4,280	$2,174	$2,121	$84,090	$75	$167,166
Gross charge-offs	$25	$8	$110	$55	$2	$12	$259	$8	$479

	Other(a)
(in millions)	September 30, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$25,069	$21,517	$15,270	$7,455	$9,325	$7,838	$195,968	$1,565	$284,007
Noninvestment-grade	10,098	7,120	5,658	4,196	1,742	2,302	44,890	238	76,244
Total retained loans	$35,167	$28,637	$20,928	$11,651	$11,067	$10,140	$240,858	$1,803	$360,251
Gross charge-offs	$—	$38	$2	$26	$41	$50	$1	$—	$158

	Other(a)
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$38,338	$18,034	$10,033	$10,099	$3,721	$6,662	$176,728	$2,194	$265,809
Noninvestment-grade	14,054	8,092	6,169	2,172	811	2,001	43,801	59	77,159
Total retained loans	$52,392	$26,126	$16,202	$12,271	$4,532	$8,663	$220,529	$2,253	$342,968
Gross charge-offs	$5	$298	$8	$8	$—	$8	$13	$—	$340
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Retained loans secured by real estate	$101,744	$100,725	$61,647	$61,613	$163,391	$162,338
Criticized	4,589	3,596	6,404	4,096	10,993	7,692
% of criticized to total retained loans secured by real estate	4.51%	3.57%	10.39%	6.65%	6.73%	4.74%
Criticized nonaccrual	$205	$76	$769	$325	$974	$401
% of criticized nonaccrual loans to total retained loans secured by real estate	0.20%	0.08%	1.25%	0.53%	0.60%	0.25%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Loans by geographic distribution(a)
Total U.S.	$160,217	$159,499	$125,103	$127,638	$274,350	$262,499	$559,670	$549,636
Total non-U.S.	3,174	2,839	39,145	39,528	85,901	80,469	128,220	122,836
Total retained loans	$163,391	$162,338	$164,248	$167,166	$360,251	$342,968	$687,890	$672,472
Loan delinquency
Current and less than 30 days past due and still accruing	$161,784	$161,314	$161,815	$164,899	$357,947	$341,128	$681,546	$667,341
30–89 days past due and still accruing	392	473	635	884	1,382	1,090	2,409	2,447
90 or more days past due and still accruing(b)	241	150	65	162	112	26	418	338
Criticized nonaccrual	974	401	1,733	1,221	810	724	3,517	2,346
Total retained loans	$163,391	$162,338	$164,248	$167,166	$360,251	$342,968	$687,890	$672,472
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Nonaccrual loans
With an allowance	$128	$129	$1,317	$776	$477	$492	$1,922	$1,397
Without an allowance(a)	846	272	416	445	333	232	1,595	949
Total nonaccrual loans(b)	$974	$401	$1,733	$1,221	$810	$724	$3,517	$2,346
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2024 and 2023.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information by loan class about modifications considered FDMs during the three and nine months ended September 30, 2024 and 2023.

	Secured by real estate
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$267	0.16%	Extended loans by a weighted-average of 14 months	$271	0.17%	Extended loans by a weighted-average of 14 months
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	—	—		47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Other(a)	4	—	NM	9	0.01	NM
Total	$271			$327
(a)Includes loans with a single modification.

	Secured by real estate
	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$60	0.04%	Extended loans by a weighted-average of 14 months	$112	0.07%	Extended loans by a weighted-average of 13 months
Other(a)	—	—		13	—	NM
Total	$60			$125
(a)Includes loans with both single and multiple modifications.

	Commercial and industrial
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$443	0.27%	Extended loans by a weighted-average of 15 months	$880	0.54%	Extended loans by a weighted-average of 17 months
Other-than-insignificant payment deferral	215	0.13	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	315	0.19	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	1	—	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 23 months	127	0.08	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 22 months
Other(a)	5	—	NM	26	0.02	NM
Total	$664			$1,348
(a)Includes loans with both single and multiple modifications.

	Commercial and industrial
	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$372	0.22%	Extended loans by a weighted-average of 21 months	$669	0.40%	Extended loans by a weighted-average of 19 months
Other-than-insignificant payment deferral	309	0.19	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	310	0.19	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	32	0.02	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 6 months	32	0.02	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 6 months
Other(a)	2	—	NM	17	0.01	NM
Total	$715			$1,028
(a)Includes loans with multiple modifications.

	Other
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$260	0.07%	Extended loans by a weighted-average of 30 months	$282	0.08%	Extended loans by a weighted-average of 29 months
Other(a)	—	—		6	—	NM
Total	$260			$288
(a)Includes loans with both single and multiple modifications.

	Other
	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$100	0.03%	Extended loans by a weighted-average of 27 months	$100	0.03%	Extended loans by a weighted-average of 30 months
Multiple modifications
Interest rate reduction and term extension	495	0.14	Reduced weighted-average contractual interest by 1,708 bps and extended loans by a weighted-average of 7 months	495	0.14	Reduced weighted-average contractual interest by 1,708 bps and extended loans by a weighted-average of 7 months
Other-than-insignificant payment deferral and term extension	—	—		233	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 144 months
Other(a)	—	—		9	—	NM
Total	$595			$837
(a)Includes loans with single modification.

Payment status of FDMs
The following table provides information on the payment status of FDMs during the twelve months ended September 30, 2024 and the nine months ended September 30, 2023.

	Amortized cost basis
	Twelve months ended September 30, 2024			Nine months ended September 30, 2023
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$281	$1,077	$367	$117	$703	$248
30-89 days past due and still accruing	1	21	9	—	—	28
90 or more days past due and still accruing	—	4	—	—	10	—
Criticized nonaccrual	64	507	167	8	315	561
Total	$346	$1,609	$543	$125	$1,028	$837
Defaults of FDMs
The following table provides information by loan class about FDMs that defaulted in the three and nine months ended September 30, 2024 that were reported as FDMs in the twelve months prior to the default, and FDMs that defaulted in the three and nine months ended September 30, 2023 that were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance.

	Amortized cost basis
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$1	$80	$10	$1	$88	$12
Other-than-insignificant payment deferral	—	123	—	—	124	—
Interest rate reduction and term extension	—	—	—	—	1	—
Total	$1	$203	$10	$1	$213	$12

	Amortized cost basis
	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$—	$11	$32	$1	$18	$32
Interest rate reduction and term extension	—	—	—	1	—	—
Total	$—	$11	$32	$2	$18	$32
As of September 30, 2024 and December 31, 2023, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $1.2 billion and $1.8 billion, respectively, in Commercial and industrial, and $75 million and $4 million, respectively, in Other loan class. There were no additional commitments to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate for both periods.

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

	2024				2023
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total

Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	971	6,044	659	7,674	809	3,852	435	5,096
Gross recoveries collected	(490)	(762)	(148)	(1,400)	(388)	(579)	(84)	(1,051)
Net charge-offs/(recoveries)	481	5,282	511	6,274	421	3,273	351	4,045
Provision for loan losses	360	6,932	506	7,798	723	4,073	2,047	6,843
Other	—	—	5	5	1	—	8	9
Ending balance at September 30,	$1,735	$14,100	$8,114	$23,949	$1,854	$11,900	$8,192	$21,946
Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	6	—	162	168	5	—	(313)	(308)
Other	—	—	—	—	—	—	1	1
Ending balance at September 30,	$81	$—	$2,061	$2,142	$81	$—	$1,994	$2,075
Total allowance for investment securities	NA	NA	NA	175	NA	NA	NA	117
Total allowance for credit losses(b)	$1,816	$14,100	$10,175	$26,266	$1,935	$11,900	$10,186	$24,138
Allowance for loan losses by impairment methodology
Asset-specific(c)	$(756)	$—	$499	$(257)	$(942)	$—	$732	$(210)
Portfolio-based	2,491	14,100	7,615	24,206	2,796	11,900	7,460	22,156
Total allowance for loan losses	$1,735	$14,100	$8,114	$23,949	$1,854	$11,900	$8,192	$21,946

Loans by impairment methodology
Asset-specific(c)	$2,784	$—	$3,510	$6,294	$3,321	$—	$2,402	$5,723
Portfolio-based	375,154	219,542	684,380	1,279,076	393,733	196,935	669,550	1,260,218
Total retained loans	$377,938	$219,542	$687,890	$1,285,370	$397,054	$196,935	$671,952	$1,265,941
Collateral-dependent loans
Net charge-offs	$1	$—	$150	$151	$4	$—	$127	$131
Loans measured at fair value of collateral less cost to sell	2,805	—	1,524	4,329	3,384	—	1,074	4,458
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$93	$93	$—	$—	$61	$61
Portfolio-based	81	—	1,968	2,049	81	—	1,933	2,014
Total allowance for lending-related commitments(d)	$81	$—	$2,061	$2,142	$81	$—	$1,994	$2,075
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$619	$619	$—	$—	$387	$387
Portfolio-based(e)	26,764	—	514,313	541,077	30,245	—	514,937	545,182
Total lending-related commitments	$26,764	$—	$514,932	$541,696	$30,245	$—	$515,324	$545,569
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 of JPMorgan Chase's 2023 Form 10-K for further information.
(b)At September 30, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $277 million and $17 million, respectively, associated with certain accounts receivable in CIB.
(c)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(d)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(e)At September 30, 2024 and 2023, lending-related commitments excluded $18.6 billion and $18.1 billion, respectively, for the consumer, excluding credit card portfolio segment; $989.6 billion and $898.9 billion, respectively, for the credit card portfolio segment; and $26.6 billion and $16.2 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2024 was $26.5 billion, reflecting a net addition of $1.8 billion from December 31, 2023.
The net addition to the allowance for credit losses included:
•$1.5 billion in consumer, reflecting:
–a $1.7 billion net addition in Card Services, due to loan growth, reflecting higher revolving balances, including the seasoning of newer vintages, and changes in certain macroeconomic variables, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•$196 million in wholesale, reflecting:
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024, partially offset by
–changes in certain macroeconomic variables and the impact of changes in the loan and lending-related commitment portfolios.
The Firm has maintained the additional weight placed on the adverse scenarios in the first quarter of 2023 to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in a weighted average U.S. unemployment rate peaking at 5.6% in the third quarter of 2025, and a weighted average U.S. real GDP level that is 1.9% lower than the central case at the end of the fourth quarter of 2025.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2024
	4Q24	2Q25	4Q25
U.S. unemployment rate(a)	4.5%	4.6%	4.4%
YoY growth in U.S. real GDP(b)	1.6%	1.6%	1.9%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	157
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	157–159
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	157–159
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	159
	Municipal bond vehicles	Financing of municipal bond investments	159
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 160–161 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 163 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$68,246	$627	$48,312	$576	$1,827	$617	$3,020
Subprime	8,583	—	1,438	26	21	—	47
Commercial and other(b)	180,589	—	120,205	664	5,820	1,593	8,077
Total	$257,418	$627	$169,955	$1,266	$7,668	$2,210	$11,144

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$58,570	$675	$39,319	$595	$1,981	$60	$2,636
Subprime	8,881	—	1,312	3	—	—	3
Commercial and other(b)	168,042	—	120,262	831	5,638	1,354	7,823
Total	$235,493	$675	$160,893	$1,429	$7,619	$1,414	$10,462
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $113 million and $52 million at September 30, 2024 and December 31, 2023, respectively, and subordinated securities of $69 million and $38 million at September 30, 2024 and December 31, 2023, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of September 30, 2024 and December 31, 2023, 72% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.8 billion and $2.5 billion of investment-grade retained interests at September 30, 2024 and December 31, 2023, respectively, and $172 million and $88 million of noninvestment-grade retained interests at September 30, 2024 and December 31, 2023, respectively. The retained interests in commercial and other securitization trusts consisted of $6.1 billion of investment-grade retained interests at both September 30, 2024 and December 31, 2023, and $1.9 billion and $1.7 billion of noninvestment-grade retained interests at September 30, 2024 and December 31, 2023, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Transfers of securities to VIEs
U.S. GSEs and government agencies	$12,353	$4,521	$33,531	$14,188
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2024 and 2023, respectively and retained interests in any such Firm-sponsored VIEs as of September 30, 2024 and December 31, 2023 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2024	December 31, 2023
U.S. GSEs and government agencies
Interest in VIEs	$5,361	$3,371
As of September 30, 2024 and December 31, 2023, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.6 billion and $9.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2024 and December 31, 2023, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $12.6 billion and $10.8 billion at September 30, 2024 and December 31, 2023, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2024 and December 31, 2023.

	Assets					Liabilities
September 30, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,868		$165	$13,033	$5,361	$10	$5,371
Firm-administered multi-seller conduits	3	19,683		144	19,830	17,173	30	17,203
Municipal bond vehicles	2,935	—		24	2,959	3,012	16	3,028
Mortgage securitization entities(a)	—	646		6	652	117	50	167
Other	505	1,831	(b)	308	2,644	31	315	346
Total	$3,443	$35,028		$647	$39,118	$25,694	$421	$26,115

	Assets					Liabilities
December 31, 2023 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,460		$117	$9,577	$2,998	$6	$3,004
Firm-administered multi-seller conduits	1	27,372		194	27,567	17,781	30	17,811
Municipal bond vehicles	2,056	—		22	2,078	2,116	11	2,127
Mortgage securitization entities(a)	—	693		8	701	125	57	182
Other	113	86		250	449	—	159	159
Total	$2,170	$37,611		$591	$40,372	$23,020	$263	$23,283
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.5 billion and $3.1 billion at September 30, 2024 and December 31, 2023, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $34.9 billion and $35.1 billion at September 30, 2024 and December 31, 2023, of which $15.0 billion and $14.7 billion was unfunded at September 30, 2024 and December 31, 2023, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2023 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

As of or for the period ended, (in millions)	Alternative energy and affordable housing programs(d)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$31,778	$13,800	$31,778	$13,800
Tax credits and other tax benefits(b)	1,280	532	4,067	1,478
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,006)	(417)	(3,157)	(1,161)
Non-income-tax-related gains and other returns received that are recognized outside of income tax expense(c)	28	—	96	(1)
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows.
(c)Recorded in Other income on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2024 and December 31, 2023 was $5.4 billion and $5.1 billion, respectively. The fair value of assets held by such VIEs at September 30, 2024 and December 31, 2023 was $7.8 billion and $7.3 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2024 and 2023, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$5,032	$4,816	$2,721	$2,737	$14,426	$12,059	$6,010	$3,113
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$5,035	$4,646	$2,585	$2,726	$14,176	$11,754	$5,738	$3,106
Servicing fees collected	15	12	6	2	27	23	18	3
Cash flows received on interests	100	209	89	126	262	504	249	304
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Carrying value of loans sold	$7,132	$5,582	$18,298	$14,603
Proceeds received from loan sales as cash	385	119	751	159
Proceeds from loan sales as securities(a)(b)	6,695	5,397	17,386	14,279
Total proceeds received from loan sales(c)	$7,080	$5,516	$18,137	$14,438
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2024 and December 31, 2023. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	September 30, 2024	December 31, 2023
Loans repurchased or option to repurchase(a)	$715	$597
Real estate owned	7	8
Foreclosed government-guaranteed residential mortgage loans(b)	7	22
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2024 and December 31, 2023. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$48,312	$39,319	$491	$440	$2	$2	$9	$12
Subprime	1,438	1,312	105	131	1	1	2	5
Commercial and other	120,205	120,262	1,337	2,874	14	40	33	59
Total loans securitized	$169,955	$160,893	$1,933	$3,445	$17	$43	$44	$76

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2024	December 31, 2023
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,259	11,251
Asset & Wealth Management	8,596	8,582
Corporate	740	685
Total goodwill	$52,711	$52,634
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$52,620	$52,380	$52,634	$51,662
Changes during the period from:
Business combinations(a)	—	166	29	853
Other(b)	91	(54)	48	(23)
Balance at September 30,	$52,711	$52,492	$52,711	$52,492
(a)For the nine months ended September 30, 2024, includes estimated goodwill associated with the acquisition of LayerOne Financial in CIB in the first quarter. For the three months ended September 30, 2023, represents an adjustment to goodwill related to the acquisition of CIFM in AWM. For the nine months ended September 30, 2023, represents estimated goodwill associated with the acquisition of Aumni Inc. in the second quarter, predominantly in CIB, and the acquisition of the remaining 51% interest in CIFM in AWM in the first quarter.
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
As of September 30, 2024, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of September 30, 2024, or December 31, 2023, nor was goodwill written off due to impairment during the nine months ended September 30, 2024 or 2023.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2024 and 2023.

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2024	2023		2024		2023
Fair value at beginning of period	$8,847	$8,229		$8,522		$7,973
MSR activity:
Originations of MSRs	75	81		228		191
Purchase of MSRs(a)	282	569		607		1,036
Disposition of MSRs	2	(101)	(e)	(25)	(e)	(191)	(e)
Net additions/(dispositions)	359	549		810		1,036
Changes due to collection/realization of expected cash flows	(272)	(265)		(795)		(760)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(251)	555		134		816
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	95	(26)		102		(24)
Discount rates	14	14		14		14
Prepayment model changes and other(c)	(39)	53		(34)		54
Total changes in valuation due to other inputs and assumptions	70	41		82		44
Total changes in valuation due to inputs and assumptions	(181)	596		216		860
Fair value at September 30,	$8,753	$9,109		$8,753		$9,109
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(181)	$596		$216		$860
Contractual service fees, late fees and other ancillary fees included in income	396	409		1,190		1,185
Third-party mortgage loans serviced at September 30, (in billions)	658	639		658		639
Servicer advances, net of an allowance for uncollectible amounts, at September 30(d)	501	557		501		557
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
(e)Includes excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired the remaining balance of those SMBS as trading securities.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
CCB mortgage fees and related income
Production revenue	$154	$162	$441	$339

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	409	409	1,226	1,211
Changes in MSR asset fair value due to collection/realization of expected cash flows	(273)	(265)	(795)	(760)
Total operating revenue	136	144	431	451
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(251)	555	134	816
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	70	41	82	44
Changes in derivative fair value and other	281	(485)	(78)	(736)
Total risk management	100	111	138	124
Total net mortgage servicing revenue	236	255	569	575
Total CCB mortgage fees and related income	390	417	1,010	914
All other	12	(3)	15	(1)
Mortgage fees and related income	$402	$414	$1,025	$913
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2024 and December 31, 2023, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2024	Dec 31, 2023
Weighted-average prepayment speed assumption (constant prepayment rate)	6.62%	6.29%
Impact on fair value of 10% adverse change	$(216)	$(206)
Impact on fair value of 20% adverse change	(420)	(401)
Weighted-average option adjusted spread(a)	6.20%	6.10%
Impact on fair value of a 100 basis point adverse change	$(376)	$(369)
Impact on fair value of a 200 basis point adverse change	(721)	(709)
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
As of September 30, 2024 and December 31, 2023, other intangible assets consisted of finite-lived intangible assets of $1.8 billion and $2.0 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion at both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2023 Form 10-K for further information on deposits.
As of September 30, 2024 and December 31, 2023, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	September 30, 2024	December 31, 2023
U.S. offices
Noninterest-bearing (included $47,974 and $75,393 at fair value)(a)	$611,334	$643,748
Interest-bearing (included $747 and $573 at fair value)(a)	1,326,489	1,303,100
Total deposits in U.S. offices	1,937,823	1,946,848
Non-U.S. offices
Noninterest-bearing (included $2,272 and $1,737 at fair value)(a)	31,607	23,097
Interest-bearing (included $291 and $681 at fair value)(a)	461,342	430,743
Total deposits in non-U.S. offices	492,949	453,840
Total deposits	$2,430,772	$2,400,688
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of September 30, 2024 and December 31, 2023, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	September 30, 2024	December 31, 2023
U.S. offices	$157,672	$132,654
Non-U.S. offices(a)	96,915	90,187
Total	$254,587	$222,841
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of September 30, 2024, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending September 30 were as follows:

September 30, (in millions)
	U.S.	Non-U.S.	Total
2025	$236,165	$93,643	$329,808
2026	679	125	804
2027	448	7	455
2028	120	19	139
2029	497	726	1,223
After 5 years	150	123	273
Total	$238,059	$94,643	$332,702
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2024, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	September 30, 2024	December 31, 2023
Right-of-use assets	$8,430	$8,431
Lease liabilities	8,841	8,833
The Firm’s net rental expense was $553 million and $538 million for the three months ended September 30, 2024 and 2023 and $1.7 billion and $1.5 billion for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease income	$706	$695	$2,067	$2,166
Depreciation expense	394	468	1,268	1,344

Note 17 – Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2023 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2024 and December 31, 2023, and the quarterly dividend declarations for the three and nine months ended September 30, 2024 and 2023.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at September 30, 2024	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Issue date				Three months ended September 30,		Nine months ended September 30,
									2024	2023	2024	2023
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$431.25	$431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00	450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25	356.25
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	341.25	341.25
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	346.89	346.89
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	315.00	315.00
Fixed-to-floating rate:
Series Q	—	150,000	—	1,500	4/23/2013	—	5/1/2023	SOFR + 3.25	—	227.02	220.45	574.25	(d)
Series R	—	150,000	—	1,500	7/29/2013	—	8/1/2023	SOFR + 3.30	—	228.30	221.70	528.30	(e)
Series S	—	200,000	—	2,000	1/22/2014	—	2/1/2024	SOFR + 3.78	—	168.75	233.70	506.25	(f)
Series U	—	100,000	—	1,000	3/10/2014	—	4/30/2024	SOFR + 3.33	—	153.13	153.13	459.38
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	SOFR + 3.33	152.50	152.50	457.50	457.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	206.73	209.90	619.18	594.05
Series FF	—	225,000	—	2,250	7/31/2019	—	8/1/2024	SOFR + 3.38	—	125.00	250.00	375.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	345.00	345.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	300.00	300.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25	273.75	273.75
Series NN	250,000	NA	2,496	NA	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88	NA	322.75	NA	(g)
Total preferred stock	2,165,375	2,740,375	$21,650	$27,404
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
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $21.8 billion at September 30, 2024.
On March 12, 2024, the Firm issued $2.5 billion of fixed-rate reset non-cumulative preferred stock, Series NN.
Redemptions
On October 1, 2024, the Firm redeemed all $1.6 billion of its fixed-to-floating rate non-cumulative preferred stock, Series X.
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

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2023 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$12,898	$13,151	$44,466	$40,245
Less: Preferred stock dividends	286	386	1,000	1,115
Net income applicable to common equity	12,612	12,765	43,466	39,130
Less: Dividends and undistributed earnings allocated to participating securities	75	80	267	241
Net income applicable to common stockholders	$12,537	$12,685	$43,199	$38,889

Total weighted-average basic shares outstanding	2,860.6	2,927.5	2,886.2	2,946.6
Net income per share	$4.38	$4.33	$14.97	$13.20

Diluted earnings per share
Net income applicable to common stockholders	$12,537	$12,685	$43,199	$38,889
Total weighted-average basic shares outstanding	2,860.6	2,927.5	2,886.2	2,946.6
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.3	4.6	5.0	4.4
Total weighted-average diluted shares outstanding	2,865.9	2,932.1	2,891.2	2,951.0
Net income per share	$4.37	$4.33	$14.94	$13.18

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

As of or for the three months ended September 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2024	$(3,494)		$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)
Net change	2,297		389	(20)	2,265	(28)	(349)	4,554
Balance at September 30, 2024	$(1,197)	(a)	$(1,187)	$(167)	$(2,578)	$(1,083)	$(572)	$(6,784)

As of or for the three months ended September 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2023	$(6,155)		$(1,278)	$(43)	$(5,355)	$(1,512)	$53	$(14,290)
Net change	(1,950)		(340)	(5)	(583)	(21)	85	(2,814)
Balance at September 30, 2023	$(8,105)	(a)	$(1,618)	$(48)	$(5,938)	$(1,533)	$138	$(17,104)

As of or for the nine months ended September 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	2,546		29	(33)	1,354	(5)	(232)	3,659
Balance at September 30, 2024	$(1,197)	(a)	$(1,187)	$(167)	$(2,578)	$(1,083)	$(572)	$(6,784)

As of or for the nine months ended September 30, 2023 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2023	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	1,019		(73)	(15)	(282)	(82)	(330)	237
Balance at September 30, 2023	$(8,105)	(a)	$(1,618)	$(48)	$(5,938)	$(1,533)	$138	$(17,104)
(a)As of September 30, 2024 and 2023 included after-tax net unamortized unrealized gains/(losses) of $(661) million and $(1.0) billion related to AFS securities that have been transferred to HTM, respectively. As of September 30, 2023 included after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. Refer to Note 9 for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2024			2023
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$3,014	$(730)	$2,284	$(3,234)	$775	$(2,459)
Reclassification adjustment for realized (gains)/losses included in net income(a)	16	(3)	13	669	(160)	509
Net change	3,030	(733)	2,297	(2,565)	615	(1,950)
Translation adjustments(b):
Translation	2,411	(109)	2,302	(1,608)	18	(1,590)
Hedges	(2,523)	610	(1,913)	1,647	(397)	1,250
Net change	(112)	501	389	39	(379)	(340)
Fair value hedges, net change(c)	(27)	7	(20)	(7)	2	(5)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	2,313	(559)	1,754	(1,209)	290	(919)
Reclassification adjustment for realized (gains)/losses included in net income(d)	673	(162)	511	443	(107)	336
Net change	2,986	(721)	2,265	(766)	183	(583)
Defined benefit pension and OPEB plans, net change	(36)	8	(28)	(26)	5	(21)
DVA on fair value option elected liabilities, net change	(460)	111	(349)	111	(26)	85
Total other comprehensive income/(loss)	$5,381	$(827)	$4,554	$(3,214)	$400	$(2,814)

	2024			2023
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$2,428	$(587)	$1,841	$(1,097)	$264	$(833)
Reclassification adjustment for realized (gains)/losses included in net income(a)	929	(224)	705	2,437	(585)	1,852
Net change	3,357	(811)	2,546	1,340	(321)	1,019
Translation adjustments(b):
Translation	117	9	126	(509)	(13)	(522)
Hedges	(129)	32	(97)	596	(147)	449
Net change	(12)	41	29	87	(160)	(73)
Fair value hedges, net change(c)	(43)	10	(33)	(20)	5	(15)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(132)	32	(100)	(1,761)	422	(1,339)
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,917	(463)	1,454	1,391	(334)	1,057
Net change	1,785	(431)	1,354	(370)	88	(282)
Defined benefit pension and OPEB plans, net change	(2)	(3)	(5)	(105)	23	(82)
DVA on fair value option elected liabilities, net change	(302)	70	(232)	(436)	106	(330)
Total other comprehensive income/(loss)	$4,783	$(1,124)	$3,659	$496	$(259)	$237

(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the three months ended September 30, 2024, the Firm reclassified a net pre-tax loss of $(1) million to other income/expense, of which $36 million related to net investment hedges. The net amounts reclassified during the nine months ended September 30, 2024 and three months ended September 30, 2023 were not material. During the nine months ended September 30, 2023, the Firm reclassified a net pre-tax loss of $(4) million to other income/expense predominantly related to the acquisition of CIFM of which $(38) million related to net investment hedges.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2024	December 31, 2023
Segregated for the benefit of securities and cleared derivative customers	$15.4	$10.3
Cash reserves at non-U.S. central banks and held for other general purposes	9.7	9.3
Total restricted cash(a)	$25.1	$19.6
(a)Comprises $23.6 billion and $18.2 billion in deposits with banks, and $1.5 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Also, as of September 30, 2024 and December 31, 2023, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $39.8 billion and $40.5 billion, respectively.
•Securities with a fair value of $20.9 billion and $20.5 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2024 and December 31, 2023.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2024 and December 31, 2023.

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
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of September 30, 2024 and December 31, 2023, the Firm's CET1 capital reflected the remaining benefit of $720 million and $1.4 billion, respectively, associated with the CECL capital transition provisions.
Similarly, as of January 1, 2024, the Firm has phased out 75% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorgan Chase’s 2023 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of September 30, 2024 and December 31, 2023, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2024 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$272,964	$278,980	$272,964		$278,980
Tier 1 capital	292,333	278,985	292,333		278,985
Total capital	324,585	299,439	310,764	(b)	285,715	(b)
Risk-weighted assets	1,782,722	1,724,917	1,762,991	(b)	1,602,273	(b)
CET1 capital ratio	15.3%	16.2%	15.5%		17.4%
Tier 1 capital ratio	16.4	16.2	16.6		17.4
Total capital ratio	18.2	17.4	17.6		17.8

December 31, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$250,585	$262,030	$250,585		$262,030
Tier 1 capital	277,306	262,032	277,306		262,032
Total capital	308,497	281,308	295,417	(b)	268,392	(b)
Risk-weighted assets	1,671,995	1,621,789	1,669,156	(b)	1,526,952	(b)
CET1 capital ratio	15.0%	16.2%	15.0%		17.2%
Tier 1 capital ratio	16.6	16.2	16.6		17.2
Total capital ratio	18.5	17.3	17.7		17.6
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	September 30, 2024		December 31, 2023
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,122,332	$3,471,044	$3,831,200	$3,337,842
Tier 1 leverage ratio	7.1%	8.0%	7.2%	7.9%
Total leverage exposure	$4,893,662	$4,239,056	$4,540,465	$4,038,739
SLR	6.0%	6.6%	6.1%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2024 and December 31, 2023. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	September 30, 2024					Dec 31, 2023	Sep 30, 2024		Dec 31, 2023
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$10,843	$7,347	$5,046	$8,204	$31,440	$30,125	$563	(j)	$678	(j)
Auto and other	10,261	18	—	3,603	13,882	15,278	55	(j)	148	(j)
Total consumer, excluding credit card	21,104	7,365	5,046	11,807	45,322	45,403	618		826
Credit card(b)	989,594	—	—	—	989,594	915,658	—		—
Total consumer(c)	1,010,698	7,365	5,046	11,807	1,034,916	961,061	618		826
Wholesale:
Other unfunded commitments to extend credit(d)	107,885	202,960	172,960	24,492	508,297	503,526	2,695	(j)	2,797	(j)
Standby letters of credit and other financial guarantees(d)	15,995	9,386	3,367	477	29,225	28,872	484		479
Other letters of credit(d)	3,596	305	36	101	4,038	4,388	38		37
Total wholesale(c)	127,476	212,651	176,363	25,070	541,560	536,786	3,217		3,313
Total lending-related	$1,138,174	$220,016	$181,409	$36,877	$1,576,476	$1,497,847	$3,835		$4,139
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$334,224	$—	$—	$—	$334,224	$283,664	$—		$—
Derivatives qualifying as guarantees	1,554	327	10,311	40,957	53,149	54,562	67		89
Unsettled resale and securities borrowed agreements	153,695	267	—	—	153,962	95,106	2		—
Unsettled repurchase and securities loaned agreements	94,694	568	—	—	95,262	60,724	(3)		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	45		76
Loans sold with recourse	NA	NA	NA	NA	961	803	21		24
Exchange & clearing house guarantees and commitments(f)	268,646	—	—	—	268,646	265,887	—		—
Other guarantees and commitments(g)	10,837	742	267	833	12,679	15,074	29		38
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of September 30, 2024 and December 31, 2023, reflected the contractual amount net of risk participations totaling $94 million and $88 million, respectively, for other unfunded commitments to extend credit; $9.6 billion and $8.2 billion, respectively, for standby letters of credit and other financial guarantees; $548 million and $589 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of September 30, 2024 and December 31, 2023, collateral held by the Firm in support of securities lending indemnification agreements was $355.7 billion and $300.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of September 30, 2024 and December 31, 2023, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of September 30, 2024 and December 31, 2023, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments, and reflects the impact of adopting updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024.
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
(j)As of September 30, 2024 and December 31, 2023, includes fair value adjustments associated with First Republic for residential real estate lending-related commitments totaling $505 million and $630 million, respectively, for auto and other lending-related commitments totaling $55 million and $148 million, respectively, and for other unfunded commitments to extend credit totaling $769 million and $1.1 billion, respectively. Refer to Note 26 for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2024 and December 31, 2023.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2024		December 31, 2023
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$20,602	$3,128	$19,694	$3,552
Noninvestment-grade(a)	8,623	910	9,178	836
Total contractual amount	$29,225	$4,038	$28,872	$4,388

Allowance for lending-related commitments	$102	$38	$110	$37
Guarantee liability	382	—	369	—
Total carrying value	$484	$38	$479	$37
Commitments with collateral	$16,305	$384	$16,861	$539
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2023 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2024 and December 31, 2023.

(in millions)	September 30, 2024	December 31, 2023
Notional amounts
Derivative guarantees	$53,149	$54,562
Stable value contracts with contractually limited exposure	32,548	32,488
Maximum exposure of stable value contracts with contractually limited exposure	1,660	1,652

Fair value
Derivative payables	67	89
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 177. Refer to Note 11 of JPMorgan Chase’s 2023 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 177 of this Note. Refer to Note 20 of JPMorgan Chase’s 2023 Form 10-K for additional information.
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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2024	December 31, 2023
Assets that may be sold or repledged or otherwise used by secured parties	$181.5	$145.0
Assets that may not be sold or repledged or otherwise used by secured parties	307.9	244.2
Assets pledged at Federal Reserve banks and FHLBs	692.5	675.6
Total pledged assets	$1,181.9	$1,064.8
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2024	December 31, 2023
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,664.3	$1,303.9
Collateral sold, repledged, delivered or otherwise used	1,274.2	982.8

Note 24 – Litigation
Contingencies
As of September 30, 2024, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at September 30, 2024. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. The claim alleges “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan (Suisse) SA held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In March 2024, the Court upheld the Firm's challenge to the validity of service and the Malaysian Court’s jurisdiction to hear the claim. That decision has been appealed by 1MDB. In August 2023, the Court denied an application by 1MDB to discontinue its claim with permission to re-file a new claim in the future. That decision was appealed by both 1MDB and the Firm, and an appeals court is scheduled to hear both appeals in December 2024. In its appeal, the Firm seeks to prevent any claim from continuing.
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
With respect to civil litigation matters, some FX-related individual and putative class actions filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia remain. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the United States District Court for the Southern District of New York granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. The Firm has obtained dismissal of certain actions and resolved certain other actions, and as to all remaining actions has moved for summary judgment. In addition, a lawsuit filed by a group of individual plaintiffs asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards was dismissed in October 2023. Plaintiffs' appeal of the dismissal to the United States Court of Appeals for the Ninth Circuit filed in November 2023 remains pending. The Firm has resolved all non-U.S. dollar LIBOR actions.
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. Russian courts have entered judgment against the Firm in five claims, including one for $439 million. The total amount of the judgments exceeds the total amount of available assets that the Firm holds in Russia. One judgment in the amount of $14 million was executed in July 2024 against assets held onshore by the Firm in Russia. The Firm continues to appeal the Russian courts' decisions, and judgments may not be executed while on appeal. Russian courts have also ordered interim freezes of Firm assets in Russia (including, among other things, funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination of certain underlying claims against the Firm. The Firm has challenged the freeze orders in the Russian courts and, in one claim, also in a New York federal court action, in response to which a Russian court then issued an order instructing the Firm to discontinue that New York action. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full, and certain client assets could also be seized, or the Firm could be prevented from complying with its obligations.
SEC Inquiries. The Firm is responding to requests from the SEC regarding aspects of certain advisory programs within J.P. Morgan Securities LLC, including aggregation of accounts for billing, discounting advisory fees, and selecting portfolio managers. Separately, the Firm is responding to requests from the SEC in connection with the timing of the Firm’s liquidation of shares distributed in-kind to certain investment vehicles that invest in third-party managed private funds. The Firm continues to cooperate and is currently engaged in advanced resolution discussions with the SEC with respect to most matters. There is no assurance that such discussions will result in resolutions.
Securities Lending Antitrust Litigation. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Prime, Inc., and J.P. Morgan Strategic Securities Lending Corp. are named as defendants in a putative class action filed in the United States District Court for the Southern District of New York. The complaint asserts violations of federal antitrust law and New York State common law in connection with an alleged conspiracy to prevent the emergence of anonymous exchange trading for securities lending transactions. The court has granted final approval of the settlement in this action.
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
A second shareholder derivative action relating to the historical trading practices and related conduct was filed in the United States District Court for the Eastern District of New York in December 2022. Defendants have moved to dismiss the complaint.
Trading Venues Investigations. The Firm responded to government inquiries regarding its processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms. The Firm self-identified that certain trading and order data through the CIB was not feeding into its trade surveillance platforms. The Firm entered into resolutions with the OCC and the Board of Governors of the FRB in March 2024 and with the Commodity Futures Trading Commission in May 2024. The resolutions required the Firm to, among other things, pay aggregate civil penalties of $450 million, which the Firm has paid, and to complete the Firm’s ongoing remediation. The Firm also engaged an independent compliance consultant, which completed an assessment of the Firm's trade surveillance program as required by the resolutions. The Firm does not expect any disruption of service to clients as a result of these resolutions.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $259 million and $665 million for the three months ended September 30, 2024 and 2023, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments
The Firm is managed on an LOB basis. Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm has three reportable business segments: Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management. In addition, there is a Corporate segment.
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
Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for a further discussion of JPMorgan Chase’s business segments.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2024 and 2023, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each business segment is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs may change. Refer to Note 32 of JPMorgan Chase’s 2023 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$4,214	$3,982	$11,622	$10,842	$3,799	$3,431
Net interest income	13,577	14,380	5,393	4,919	1,640	1,574
Total net revenue	17,791	18,362	17,015	15,761	5,439	5,005
Provision for credit losses	2,795	1,446	316	(95)	4	(13)
Noninterest expense	9,586	9,105	8,751	8,818	3,639	3,138
Income/(loss) before income tax expense/(benefit)	5,410	7,811	7,948	7,038	1,796	1,880
Income tax expense/(benefit)	1,364	1,916	2,257	2,011	445	463
Net income/(loss)	$4,046	$5,895	$5,691	$5,027	$1,351	$1,417
Average equity	$54,500	$55,500	$132,000	$138,000	$15,500	$17,000
Total assets	633,038	626,196	2,047,022	1,746,598	253,750	249,866
ROE	29%	41%	17%	14%	34%	32%
Overhead ratio	54	50	51	56	67	63

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$155	$(425)	$(541)	$(682)	$19,249	$17,148
Net interest income	2,915	1,983	(120)	(130)	23,405	22,726
Total net revenue	3,070	1,558	(661)	(812)	42,654	39,874
Provision for credit losses	(4)	46	—	—	3,111	1,384
Noninterest expense	589	696	—	—	22,565	21,757
Income/(loss) before income tax expense/(benefit)	2,485	816	(661)	(812)	16,978	16,733
Income tax expense/(benefit)	675	4	(661)	(812)	4,080	3,582
Net income/(loss)	$1,810	$812	$—	$—	$12,898	$13,151
Average equity	$119,894	$74,298	$—	$—	$321,894	$284,798
Total assets	1,276,238	1,275,673	NA	NA	4,210,048	3,898,333
ROE	NM	NM	NM	NM	16%	18%
Overhead ratio	NM	NM	NM	NM	53	55
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2024	2023	2024	2023	2024	2023
Noninterest revenue	$12,155	$11,148	$36,527	$34,783	$10,946	$10,122
Net interest income	40,990	40,903	15,989	14,596	4,854	4,610
Total net revenue	53,145	52,051	52,516	49,379	15,800	14,732
Provision for credit losses	7,351	4,710	701	1,515	(33)	160
Noninterest expense	28,308	25,483	26,641	25,803	10,642	9,392
Income/(loss) before income tax expense/(benefit)	17,486	21,858	25,174	22,061	5,191	5,180
Income tax expense/(benefit)	4,399	5,414	6,964	5,966	1,287	1,170
Net income/(loss)	$13,087	$16,444	$18,210	$16,095	$3,904	$4,010
Average equity	$54,500	$53,962	$132,000	$137,341	$15,500	$16,560
Total assets	633,038	626,196	2,047,022	1,746,598	253,750	249,866
ROE	31%	40%	18%	15%	33%	32%
Overhead ratio	53	49	51	52	67	64

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2024		2023	2024	2023	2024		2023
Noninterest revenue	$7,638	(b)	$800	$(1,711)	$(2,539)	$65,555	(b)	$54,314
Net interest income	7,756		5,461	(356)	(354)	69,233		65,216
Total net revenue	15,394		6,261	(2,067)	(2,893)	134,788		119,530
Provision for credit losses	28		173	—	—	8,047		6,558
Noninterest expense	3,444	(c)	2,008	—	—	69,035	(c)	62,686
Income/(loss) before income tax expense/(benefit)	11,922		4,080	(2,067)	(2,893)	57,706		50,286
Income tax expense/(benefit)	2,657		384	(2,067)	(2,893)	13,240		10,041
Net income/(loss)	$9,265		$3,696	$—	$—	$44,466		$40,245
Average equity	$108,353		$70,147	$—	$—	$310,353		$278,010
Total assets	1,276,238		1,275,673	NA	NA	4,210,048		3,898,333
ROE	NM		NM	NM	NM	19%		19%
Overhead ratio	NM		NM	NM	NM	51		52
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)Included a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024. Refer to Notes 2 and 5 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 5 for additional information.

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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. The final bargain purchase gain of $2.9 billion reflects adjustments made during the one-year measurement period, as permitted by U.S. GAAP, to finalize management's fair value estimates for the assets acquired and liabilities assumed, including an increase of $103 million for the nine months ended September 30, 2024. Certain matters related to the final settlement remain outstanding between the Firm and the FDIC. Any subsequent adjustments will not impact the final bargain purchase gain and will be reflected in Other income.
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

Unaudited pro forma condensed combined financial information
The following table presents certain unaudited pro forma financial information for the three and nine months ended September 30, 2023 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.8 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets, loans and lending-related commitments.
The Firm expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2022, nor is it indicative of the results of operations in future periods.

	Three months ended September 30,	Nine months ended September 30,
(in millions)	2023	2023
Noninterest revenue	$16,820	$51,480
Net interest income	22,726	66,808
Net income	12,902	39,500

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2024, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
October 30, 2024

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$464,704	$5,366	4.59%		$456,954	$5,270	4.58%
Federal funds sold and securities purchased under resale agreements	404,174	5,226	5.14		309,848	3,951	5.06
Securities borrowed	217,716	2,478	4.53		188,279	2,085	4.39
Trading assets – debt instruments	496,176	5,625	4.51		383,576	4,177	4.32
Taxable securities	595,772	5,849	3.91		575,028	4,513	3.11
Nontaxable securities(a)	27,063	346	5.09		31,565	421	5.29
Total investment securities	622,835	6,195	3.96	(g)	606,593	4,934	3.23	(g)
Loans	1,325,440	23,569	7.07		1,306,322	22,367	6.79
All other interest-earning assets(b)(c)	90,721	2,077	9.11		80,156	1,902	9.42
Total interest-earning assets	3,621,766	50,536	5.55		3,331,728	44,686	5.32
Allowance for loan losses	(22,946)				(21,972)
Cash and due from banks	22,323				24,232
Trading assets – equity and other instruments	217,790				173,998
Trading assets – derivative receivables	54,575				66,972
Goodwill, MSRs and other intangible Assets	64,185				64,675
All other noninterest-earning assets	219,315				200,144
Total assets	$4,177,008				$3,839,777
Liabilities
Interest-bearing deposits	$1,749,353	$12,914	2.94%		$1,694,758	$10,796	2.53%
Federal funds purchased and securities loaned or sold under repurchase agreements	425,795	5,733	5.36		254,105	3,523	5.50
Short-term borrowings	40,234	542	5.38		37,837	512	5.38
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	329,850	2,632	3.17		288,007	2,463	3.39
Beneficial interests issued by consolidated VIEs	26,556	352	5.27		21,890	297	5.38
Long-term debt	347,910	4,838	5.53		315,267	4,239	5.33
Total interest-bearing liabilities	2,919,698	27,011	3.68		2,611,864	21,830	3.32
Noninterest-bearing deposits	633,957				660,983
Trading liabilities – equity and other instruments(e)	32,739				29,508
Trading liabilities – derivative payables	39,936				46,754
All other liabilities, including the allowance for lending-related commitments	206,376				178,466
Total liabilities	3,832,706				3,527,575
Stockholders’ equity
Preferred stock	22,408				27,404
Common stockholders’ equity	321,894				284,798
Total stockholders’ equity	344,302				312,202
Total liabilities and stockholders’ equity	$4,177,008				$3,839,777
Interest rate spread			1.87%				2.00%
Net interest income and net yield on interest-earning assets		$23,525	2.58			$22,856	2.72
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
(e)The combined balance of trading liabilities – debt and equity instruments was $200.8 billion and $153.4 billion for the three months ended September 30, 2024 and 2023, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.95% and 3.18% for the three months ended September 30, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$504,043	$17,811	4.72%		$485,700	$15,278	4.21%
Federal funds sold and securities purchased under resale agreements	366,464	14,262	5.20		316,520	10,849	4.58
Securities borrowed	202,103	6,821	4.51		190,822	5,667	3.97
Trading assets – debt instruments	457,351	15,233	4.45		377,829	11,862	4.20
Taxable securities	566,353	15,844	3.74		583,463	12,674	2.90
Nontaxable securities(a)	28,060	1,071	5.10		29,879	1,119	5.01
Total investment securities	594,413	16,915	3.80	(g)	613,342	13,793	3.01	(g)
Loans	1,316,733	69,454	7.05		1,225,375	60,472	6.60
All other interest-earning assets(b)(c)	84,912	6,227	9.80		88,255	5,637	8.54
Total interest-earning assets	3,526,019	146,723	5.56		3,297,843	123,558	5.01
Allowance for loan losses	(22,530)				(20,395)
Cash and due from banks	22,694				25,165
Trading assets – equity and other instruments	210,013				165,292
Trading assets – derivative receivables	56,455				64,955
Goodwill, MSRs and other intangible Assets	64,346				62,701
All other noninterest-earning assets	215,748				205,295
Total assets	$4,072,745				$3,800,856
Liabilities
Interest-bearing deposits	$1,732,844	$37,569	2.90%		$1,693,588	$28,024	2.21%
Federal funds purchased and securities loaned or sold under repurchase agreements	365,604	14,810	5.41		256,717	9,727	5.07
Short-term borrowings	39,003	1,579	5.41		37,308	1,361	4.88
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	317,229	7,872	3.31		286,324	6,807	3.18
Beneficial interests issued by consolidated VIEs	26,728	1,068	5.34		17,137	641	5.00
Long-term debt	343,628	14,236	5.53		286,522	11,428	5.33
Total interest-bearing liabilities	2,825,036	77,134	3.65		2,577,596	57,988	3.01
Noninterest-bearing deposits	643,608				661,086
Trading liabilities – equity and other instruments(e)	30,613				29,262
Trading liabilities – derivative payables	39,120				47,672
All other liabilities, including the allowance for lending-related commitments	198,617				179,826
Total liabilities	3,736,994				3,495,442
Stockholders’ equity
Preferred stock	25,398				27,404
Common stockholders’ equity	310,353				278,010
Total stockholders’ equity	335,751				305,414
Total liabilities and stockholders’ equity	$4,072,745				$3,800,856
Interest rate spread			1.91%				2.00%
Net interest income and net yield on interest-earning assets		$69,589	2.64			$65,570	2.66
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
(e)The combined balance of trading liabilities – debt and equity instruments was $189.1 billion and $150.2 billion for the nine months ended September 30, 2024 and 2023, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.77% and 2.96% for the nine months ended September 30, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 162 of JPMorgan Chase’s 2023 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2023 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2023 Form 10-K and Forward-Looking Statements on page 88 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2023 Form 10-K for information on Supervision and Regulation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 44-49 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2023 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2024 were as follows:

Nine months ended September 30, 2024	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	15,869,936	$179.50	$2,849	$16,886
Second quarter	27,019,730	$196.83	$5,318	$11,568	(b)
July	5,348,998	210.33	1,125	28,875
August	16,568,428	208.70	3,458	25,417
September	8,426,507	210.96	1,778	23,639	(c)
Third quarter	30,343,933	209.61	6,361	23,639	(c)
Year-to-date	73,233,599	$198.37	$14,528	$23,639	(c)
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(b)The $11.6 billion under the prior Board authorization was canceled when the $30 billion repurchase program was authorized by the Board of Directors effective July 1, 2024.
(c)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the third quarter of 2024, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the third quarter of 2024. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the third quarter of 2024.

Name	Title	Adoption date	Duration(b)	Aggregate number of shares to be sold(c)
Ashley Bacon	Chief Risk Officer	August 7, 2024	August 7, 2024 – March 31, 2025	50% of the net issued shares received as a result of RSUs vesting on January 13, 2025
Mary Erdoes	CEO, AWM	August 1, 2024	August 1, 2024 – March 31, 2025	50% of the net issued shares received as a result of RSUs vesting on January 13, 2025
Stacey Friedman	General Counsel	August 6, 2024	August 6, 2024 – March 31, 2025	50% of the net issued shares received as a result of RSUs vesting on January 13, 2025
Marianne Lake(a)	CEO, CCB	July 31, 2024	July 31, 2024 – March 31, 2025	50% of the net issued shares received as a result of RSUs vesting on January 13, 2025
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
(c)The aggregate number of shares to be sold pursuant to each trading agreement is dependent on the terms and conditions of, and taxes on, the applicable RSUs, and therefore, is indeterminable at this time.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2024 and 2023, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2024 and December 31, 2023, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2024 and 2023, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	October 30, 2024