Form 10-K
period 2024-12-31
JPMORGAN CHASE & CO
filed 2025-02-14
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2024	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2024: $573,443,601,053
Number of shares of common stock outstanding as of January 31, 2025: 2,796,106,099
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 20, 2025, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1. Business.
Overview
JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”, NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.0 trillion in assets and $344.8 billion in stockholders’ equity as of December 31, 2024. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorganChase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. JPMorganChase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorganChase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiaries outside the U.S. are J.P. Morgan Securities plc and J.P. Morgan SE (“JPMSE”), which are subsidiaries of JPMorgan Chase Bank, N.A. and are based in the United Kingdom (“U.K.”) and Germany, respectively.
The Firm’s website is www.jpmorganchase.com. JPMorganChase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorganChase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-K, is not incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K” or “Form 10-K”) or the Firm’s other filings with the SEC.

Business segments & Corporate
Effective in the second quarter of 2024, JPMorganChase reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank. As a result of the reorganization, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm’s consumer business segment is CCB, and the Firm’s wholesale business segments are CIB and AWM.
A description of the Firm’s reportable business segments and the products and services that they provide to their respective client bases, as well as a description of Corporate activities, is provided in the Management’s discussion and analysis of financial condition and results of operations section of this Form 10-K (“Management’s discussion and analysis” or “MD&A”) under the heading “Business Segment & Corporate Results,” which begins on page 52, and in Note 32.
Competition
JPMorganChase and its subsidiaries and affiliates operate in highly competitive environments. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, investment managers, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other internet-based companies, financial technology companies, and other companies engaged in providing similar and new products and services. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorganChase competes globally; with respect to others, the Firm competes on a national or regional basis. New competitors in the financial services industry continue to emerge, including firms that offer products and services solely through the internet and non-financial companies that offer products and services that disintermediate traditional banking products and services offered by financial services firms such as JPMorganChase.

Part I
Supervision and regulation
The Firm is subject to extensive and comprehensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which the Firm does business.
Financial holding company:
Consolidated supervision. JPMorgan Chase & Co. is a bank holding company (“BHC”) and a financial holding company (“FHC”) under U.S. federal law, and is subject to comprehensive consolidated supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve acts as the supervisor of the consolidated operations of BHCs. Certain of JPMorganChase’s subsidiaries are also regulated directly by additional authorities based on the activities or licenses of those subsidiaries.
JPMorganChase’s national bank subsidiary, JPMorgan Chase Bank, N.A., is supervised and regulated by the Office of the Comptroller of the Currency (“OCC”) and, with respect to certain matters, by the Federal Deposit Insurance Corporation (the “FDIC”).
JPMorganChase’s U.S. broker-dealers are supervised and regulated by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Subsidiaries of the Firm that engage in certain futures-related and swaps-related activities are supervised and regulated by the Commodity Futures Trading Commission (“CFTC”). J.P. Morgan Securities plc holds a banking license in the U.K. and is regulated by the U.K. Prudential Regulation Authority (the “PRA”) and the U.K. Financial Conduct Authority (“FCA”).
JPMSE is a Germany-based credit institution jointly regulated by the European Central Bank (“ECB”), the German Financial Supervisory Authority and the German Central Bank, as well as the local regulators in each of the countries in which it operates. The Firm’s other non-U.S. subsidiaries are regulated by the banking, securities, prudential, payments and conduct regulatory authorities, as applicable, in the countries in which they operate.
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
Capital and liquidity requirements. The Federal Reserve establishes capital, liquidity and leverage requirements for JPMorganChase that are generally consistent with the international Basel III capital and liquidity framework and evaluates the Firm’s compliance with those requirements. The OCC establishes similar requirements for JPMorgan Chase Bank, N.A. Certain of the Firm’s non-U.S. subsidiaries and branches are also subject to local capital and liquidity requirements.
Banking supervisors globally continue to refine and enhance the Basel III capital framework for financial institutions. In July 2023, U.S. banking regulators released a proposal to amend the U.S. risk-based capital framework to incorporate certain elements of the revised international Basel III capital framework. The proposal would significantly revise risk-based capital requirements for banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). Finalization of the proposal, including the required implementation date, is uncertain. The Firm continues to monitor developments and potential impacts.
In the EU and U.K., regulators have finalized the rules implementing their Basel III frameworks. The new rules became effective in the EU beginning January 1, 2025, with market risk aspects delayed until January 1, 2026. In January 2025, the PRA announced that it intends to delay the implementation of the new rules in the U.K. to January 1, 2027. There are certain transitional arrangements applicable in both the EU and U.K. until 2032 and 2030, respectively.
Stress tests. As a large BHC, JPMorganChase is subject to supervisory stress testing administered by the Federal Reserve as part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. The Firm must conduct annual company-run stress tests and must also submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by each of the Firm and the Federal Reserve. The Federal Reserve uses the results under the severely adverse scenario from its supervisory stress test to determine the Firm’s Stress Capital Buffer (“SCB”) requirement for the coming year, which forms part of the Firm’s applicable capital buffers. The Firm is required to file its annual CCAR submission on April 5, 2025. The Federal Reserve will notify the Firm of its indicative SCB requirement by June 30, 2025 and final SCB requirement by August 31, 2025. The Firm’s final

SCB requirement will become effective on October 1, 2025. The OCC requires JPMorgan Chase Bank, N.A. to perform separate, similar stress tests annually. The Firm publishes each year the results of the annual stress tests for the Firm and JPMorgan Chase Bank, N.A. under the supervisory “severely adverse” scenarios provided by the Federal Reserve and the OCC. In December 2024, the Federal Reserve indicated in a press release that it intends to seek public comment on changes to its stress testing framework. Additionally, there is a pending legal challenge to the manner in which stress testing is administered. Refer to Litigation and regulatory challenges on pages 6-7 for further information.
Refer to Capital Risk Management on pages 97–107 and Liquidity Risk Management on pages 108–115 for more information.
Enhanced prudential standards. As part of its mandate to identify and monitor risks to the financial stability of the U.S. posed by large banking organizations, the Financial Stability Oversight Council (“FSOC”) recommends prudential standards and reporting requirements to the Federal Reserve for systemically important financial institutions (“SIFIs”), such as JPMorganChase. The Federal Reserve has adopted several rules to implement those heightened prudential standards, including rules relating to risk management and corporate governance of subject BHCs. JPMorganChase is required under these rules to comply with enhanced liquidity and overall risk management standards, including oversight by the board of directors of risk management activities.
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
Ongoing obligations. The Firm is subject to a five-year cooperation obligation under an order issued by the CFTC on September 29, 2020, relating to precious metals and U.S. Treasuries markets investigations. The Firm also remains subject to consent orders entered into in March 2024 with the OCC and the Board of Governors of the Federal Reserve System, and a resolution entered into in May 2024 with the CFTC, which relate to the Firm’s processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms.
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

Part I
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
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. Refer to Note 26 for the amount of dividends that JPMorgan Chase Bank, N.A. could pay, at January 1, 2025, to JPMorganChase without the approval of the banking regulators. The OCC and the Federal Reserve also have authority to prohibit or limit the payment of dividends of a bank subsidiary that they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
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
Consumer supervision and regulation. JPMorganChase and JPMorgan Chase Bank, N.A. are subject to supervision and regulation in the U.S. by the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. The CFPB also has jurisdiction over small business lending activities with respect to fair lending and the Equal Credit Opportunity Act. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive. In March 2024, the CFPB released a final rule which significantly reduces the late payment fees that large credit card issuers, including the Firm, are permitted to charge to customers (the “CFPB Late Fee Rule”). The final rule is currently stayed pending resolution of an industry-led challenge in federal court. Refer to Litigation and regulatory challenges on pages 6-7 for further information.
In addition, in October 2024, the CFPB issued a final rule that requires data providers, including banks, to make certain consumer data available to consumers and authorized third parties in electronic form beginning in April 2026 (the “CFPB Data Sharing Rule”). Refer to Litigation and regulatory challenges on pages 6-7 for further information.
Separately, in December 2024, the CFPB announced a final rule that would significantly restrict overdraft fees for certain insured depository institutions, including the Firm (the “CFPB Overdraft Rule”). The rule imposes certain requirements on overdraft protections that are similar to those that apply to credit cards, unless the institution prices the overdraft fee at $5 per transaction or the institution’s cost as outlined by the CFPB. Refer to Litigation and regulatory challenges on pages 6-7 for further information.
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
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other non-bank broker-dealer subsidiaries, all of which are subject to regulations of the SEC, FINRA and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are primarily conducted by J.P. Morgan Securities plc and in the EU, those activities are primarily conducted by JPMSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customer funds, the financing of client purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. Refer to Broker-dealer regulatory capital on page 107 for information concerning the capital of J.P. Morgan Securities LLC, J.P. Morgan Securities plc and JPMSE. In addition, the Firm's sales and trading activities, which are conducted through both bank and non-bank subsidiaries, are subject to laws and regulations relating to market conduct, including prohibitions on manipulative or anti-competitive practices.
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
The Firm’s asset and wealth management businesses continue to be subject to ongoing rule-making and implementation of new regulations and other guidance, including by the SEC and certain U.S. states with respect to enhanced standards of conduct and conflicts of interest. In April 2024, the Department of Labor (“DOL”) finalized a new “fiduciary” rule that would significantly expand the scope for defining who can be deemed investment advice fiduciaries for purposes of retirement plans and individual retirement accounts (“IRAs”) under the Employee Retirement Income Security Act of 1974, as amended (the “Fiduciary Rule”). Among the most significant impacts of the rule and related amendments to prohibited transaction exemptions would be the impact on the fee and compensation practices at financial institutions that offer investment recommendations to retirement clients, including in the context of rollovers from an employer plan to an IRA. The effective date of the Fiduciary Rule has been stayed by two federal courts. Refer to Litigation and regulatory challenges on pages 6-7 for further information.
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
Data, privacy, cybersecurity and artificial intelligence regulation:
The Firm and its subsidiaries are subject to laws, rules and regulations globally concerning data, including data protection, consumer protection, privacy, cybersecurity, artificial intelligence and related

Part I
matters. These laws, rules and regulations are constantly evolving, subject to interpretation, remain a focus of regulators globally, may be enforced by private parties or government bodies, and continue to have a significant impact on all of the Firm’s businesses and operations.
For example, the Digital Operational Resilience Act (DORA) mandates that the Firm’s financial services subsidiaries operating in the EU comply with requirements relating to information and communications technology (“ICT”) risk management, reporting, security control testing and ICT third party risks beginning in January 2025. In addition, the EU Artificial Intelligence Act regulates the development and deployment of artificial intelligence systems within the EU, with phased-in requirements that began in February 2025.
The Bank Secrecy Act and Economic Sanctions:
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements, as well as due diligence/know-your-customer documentation requirements. The Firm is also subject to the regulations and economic sanctions programs administered and enforced by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) and EU and U.K. authorities which target entities or individuals that are, or are located in countries that are, involved in activities including terrorism, hostilities, embezzlement or human rights violations. The Firm is also subject to economic sanctions laws, rules and regulations in other jurisdictions in which it operates, including those that conflict with or prohibit a firm such as JPMorganChase from complying with certain laws, rules and regulations to which it is otherwise subject.
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
Sustainability:
Policymakers in the U.K. and the EU have continued to implement and enhance sustainability-related initiatives and disclosure requirements. The Corporate Sustainability Reporting Directive (“CSRD”) will replace and significantly expand the scope and content of certain EU ESG reporting requirements, with phased-in requirements expected to start with fiscal year 2024. The implementation of CSRD into local law has been delayed in a number of member states, including in Germany, and the Firm continues to monitor developments and potential impacts. In addition, in July 2024, the EU enacted the Corporate Sustainability Due Diligence Directive (“CSDDD”), which provides for phased-in requirements starting in 2027. The CSDDD sets mandatory due diligence obligations for companies to address actual and potential human rights violations and environmental adverse impacts stemming from their own operations and business relationships, including the activities of certain companies with which they have established business relationships and also requires the adoption of company-specific climate-related transition plans. Both the CSRD and CSDDD will impact certain of the Firm’s EU and non-EU entities.
Litigation and regulatory challenges:
Trade organizations representing the financial services industry and others have filed lawsuits challenging various laws, rules and regulations that, if enacted, adopted or implemented, could have significant adverse impacts on the results of operations or compliance costs of financial institutions, including the Firm. These matters include:
•Stress tests: The Bank Policy Institute (“BPI”), the U.S. Chamber of Commerce and other trade organizations filed an action against the Federal Reserve in the United States District Court for the Southern District of Ohio in December 2024 challenging the manner in which the annual stress testing process is administered.

•CFPB Late Fee Rule: This rule has been stayed pending resolution of an action challenging the rule filed against the CFPB in the United States District Court for the Northern District of Texas in March 2024 by trade organizations including the American Bankers Association and the Consumer Bankers Association.
•CFPB Data Sharing Rule: The BPI, the Kentucky Bankers Association and other organizations filed an action against the CFPB in the United States District Court for the Eastern District of Kentucky in October 2024 challenging key aspects of this rule.
•CFPB Overdraft Rule: An action filed by trade organizations led by the Mississippi Bankers Association against the CFPB in the United States District Court for the Southern District of Mississippi in December 2024 seeks a preliminary injunction to stay the October 1, 2025 effective date of this rule. The CFPB has consented in part to stay the effective date of the rule by 90 days and to temporarily stay the litigation. The preliminary injunction and the stay of litigation are pending court approval.
•Fiduciary Rule: Trade organizations including the Federation of Americans for Consumer Choice and the American Council of Life Insurers filed actions against the DOL seeking to enjoin this rule, and in July 2024, the effective date of the rule was stayed by two United States District Courts.

Part I
Human capital
JPMorganChase believes that its long-term growth and success depend on its ability to attract, develop and retain talented employees and foster an inclusive work environment. The information provided below relates to JPMorganChase’s full-time and part-time employees and does not include the Firm’s contractors.
Global workforce
As of December 31, 2024, JPMorganChase had 317,233 employees globally, an increase of 7,307 employees from the prior year. The increase was primarily attributable to growth in the number of front office and technology employees. JPMorganChase’s employees are located in 66 countries, with 59% of the Firm’s employees located in the U.S. The following table presents the distribution of the Firm’s global workforce by region and by line of business (“LOB”) and Corporate as of December 31, 2024:

Employee Breakdown by Region		Employee Breakdown by LOB and Corporate
Region	Employees	LOB	Employees
North America	187,179	CCB	144,989
Asia-Pacific	93,941	CIB	93,231
Europe/Middle East/Africa	30,729	AWM	29,403
Latin America/Caribbean	5,384	Corporate	49,610
Total Firm	317,233	Total Firm	317,233
Workforce composition
The following table presents information based on voluntary self-identifications by the Firm’s employees, including members of the Firm’s Operating Committee and other senior level employees, as well as members of the Board of Directors, as of December 31, 2024. Information on race/ethnicity of employees is categorized based on Equal Employment Opportunity (“EEO”) classifications and is presented for U.S. employees who self-identified, and information on gender is presented for global employees who self-identified. Information on race/ethnicity and gender for members of the Operating Committee and the Board of Directors reflects all such members. Information on LGBTQ+ and veteran statuses is based on all U.S. employees, and all members of the Operating Committee and the Board of Directors. Information on disability status is based on all U.S. employees and all members of the Operating Committee.

December 31, 2024	Total employees	Senior level employees(e)	Operating Committee	Board of Directors(f)
Race/Ethnicity(a):
White	43%	74%	86%	80%
Hispanic	21%	6%	7%	—
Asian	20%	14%	7%	—
Black	13%	5%	—	20%
Other(b)	3%	1%	—	—

Gender(c):
Men	51%	71%	53%	50%
Women	49%	29%	47%	50%

LGBTQ+(d)	4%	2%	7%	—
Military veterans(d)	3%	2%	—	10%
People with disabilities(d)	5%	3%	—	—	(g)

(a)Based on EEO metrics. Presented as a percentage of the respective populations who self-identified race/ethnicity, which was 97% and 95% of the Firm’s total U.S.-based employees and U.S.-based senior level employees, respectively, and all members of the Operating Committee and the Board of Directors. Information for the Operating Committee includes one member who is based outside of the U.S.
(b)Other includes American Indian or Alaskan Native, Native Hawaiian or Other Pacific Islander, and two or more races/ethnicities.
(c)Presented as a percentage of the respective populations who self-identified gender, which was 99% of each of the Firm’s total global employees and senior level employees, and all members of the Operating Committee and the Board of Directors.
(d)Presented as a percentage of total U.S.-based employees, total U.S.-based senior level employees, all members of the Operating Committee, and all members of the Board of Directors, respectively.
(e)Senior level employees represents employees with the titles of Managing Director and above.
(f)Excludes Brad D. Smith and Michele G. Buck, who were elected to the Firm’s Board of Directors, effective January 21, 2025 and March 17, 2025, respectively.
(g)The Firm has not asked members of the Board of Directors to self-identify disability status.

Attracting and retaining employees
The goal of JPMorganChase’s recruitment efforts is to attract and hire highly qualified candidates in all roles and at all career levels. The Firm’s hiring practices focus on the skills and qualifications of a candidate relative to the job requirements.
The Firm strives to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. These opportunities range from internship training programs for students to entry-level, management and executive careers. During 2024, approximately 56% of the Firm’s employment opportunities were filled by external candidates, with the remainder filled by existing employees.
Developing employees
JPMorganChase supports the professional development and career growth of its employees. The Firm requires that its employees, including new hires, complete a training curriculum which covers, among other topics, compliance with the Firm’s Code of Conduct and information concerning Firm policies and standards, including those relating to cybersecurity. In addition, the Firm offers extensive voluntary training programs and educational resources to all employees covering a broad variety of topics such as leadership and management, artificial intelligence, data literacy and operational and professional skills. Leadership Edge, the Firm’s global leadership and management development center of excellence, is focused on creating one Firmwide leadership culture.
Compensation and benefits
The Firm provides market-competitive compensation and benefits programs. JPMorganChase’s compensation philosophy includes guiding principles that drive compensation-related decisions across the Firm, and includes: pay-for-performance practices designed to attract and retain top talent; responsiveness and alignment with shareholder interests; and reinforcement of the Firm’s culture. The Firm follows a disciplined and balanced compensation framework, including the integration of risk, controls and conduct considerations. The Firm’s compensation review processes seek to ensure that the Firm’s employees are paid fairly and competitively for the work they do.
JPMorganChase offers extensive benefits and wellness packages to support employees and their families, which vary depending on location and include healthcare coverage, retirement benefits, life and disability insurance, access to on-site health and wellness centers, counseling and resources related to mental health, time away policies, child care access and support, tuition assistance, and financial coaching.

Part I
Item 1A. Risk Factors.
The following discussion sets forth the material risk factors that could affect JPMorganChase’s financial condition and operations. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect the Firm. Any of the risk factors discussed below could by itself, or combined with other factors, materially and adversely affect JPMorganChase’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
Summary
The principal risk factors that could adversely affect JPMorganChase’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation include:
•Regulatory risks, including the impact that applicable laws, rules and regulations in the highly-regulated and supervised financial services industry, as well as changes to or in the application, interpretation or enforcement of those laws, rules and regulations, can have on JPMorganChase’s business and operations, including JPMorganChase incurring additional costs associated with assessments, levies or other governmental charges; the ways in which differences in financial services regulation and supervision in different jurisdictions or with respect to certain competitors can negatively impact JPMorganChase’s business; the ways in which governmental policies that discourage or penalize business relationships with clients in certain industries, or require specific business practices, can negatively affect JPMorganChase's businesses; the penalties and collateral consequences, and higher compliance and operational costs, that JPMorganChase may incur when resolving a regulatory investigation; the ways in which less predictable legal and regulatory frameworks in certain jurisdictions can negatively impact JPMorganChase’s operations and financial results; and the losses that security holders and other unsecured creditors will absorb if JPMorganChase were to enter into a resolution.
•Political risks, including the potential negative effects on JPMorganChase’s businesses due to economic uncertainty or instability caused by political developments.
•Market risks, including the effects that economic and market events and conditions, political developments, changes in interest rates and credit spreads, and market fluctuations can have on JPMorganChase’s consumer and wholesale businesses and its investment and market-making positions and on JPMorganChase’s earnings and its liquidity and capital levels.
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
•Liquidity risks, including the risk that JPMorganChase’s liquidity could be impaired by market-wide illiquidity or disruption, unforeseen liquidity or capital requirements, the inability to sell assets, default by a significant market participant, unanticipated outflows of cash or collateral, or lack of market or customer confidence in JPMorganChase; the dependence of JPMorgan Chase & Co. on the cash flows of its subsidiaries; and the potential adverse effects that any downgrade in any of JPMorganChase’s credit ratings may have on its liquidity and cost of funding.
•Capital risks, including the risk that any failure by or inability of JPMorganChase to maintain the required level and composition of capital, or unfavorable changes in applicable capital requirements, could limit JPMorganChase’s ability to distribute capital to shareholders or to support its business activities.
•Operational risks, including risks associated with JPMorganChase’s dependence on its operational systems and its employees, as well as the systems and employees of third parties, market participants and service providers; the potential negative effects of failing to identify and address operational risks related to the failure of internal or external operational systems, the introduction of or changes to products, services and delivery platforms or the adoption of new technologies; risks related to safeguarding personal information; the harm that could be caused by a successful cyber attack affecting JPMorganChase or by other extraordinary events; risks associated with JPMorganChase’s risk management framework and control environment, its models and estimations and associated judgments used in its stress testing and financial statements, and controls over disclosure and financial reporting; and potential adverse effects of failing to comply with applicable standards for the oversight of vendors and other service providers.
•Strategic risks, including the damage to JPMorganChase’s competitive standing and results that could occur if management fails to develop and execute effective business strategies; risks associated with the significant and increasing competition that JPMorganChase faces; and the potential adverse impacts of climate change on the effectiveness of JPMorganChase’s existing business strategies with respect to its operations, clients and customers.
•Conduct risks, including the negative impact that can result from the actions or misconduct of employees, including any failure of employees to conduct themselves in accordance with JPMorganChase’s expectations, policies and practices.
•Reputation risks, including the potential adverse effects on JPMorganChase’s relationships with its clients, customers, shareholders, regulators and other stakeholders that could arise from employee misconduct, security breaches, inadequate risk management, compliance or operational failures, litigation and regulatory investigations, failure to satisfy expectations concerning environmental, social and governance concerns, failure to effectively manage conflicts of interest or to satisfy fiduciary obligations, or other factors that could damage JPMorganChase’s reputation.
•Country risks, including potential impacts on JPMorganChase’s businesses from an outbreak or escalation of hostilities between countries or within a country or region; and the potential adverse effects of local economic, political, regulatory and social factors on JPMorganChase’s business and revenues in certain countries in which it operates.
•People risks, including the criticality of attracting and retaining qualified employees; and the potential adverse effects of unfavorable changes in immigration or travel policies on JPMorganChase’s workforce.
•Legal risks, including those relating to litigation and regulatory and government investigations.
The above summary is subject in its entirety to the discussion of the risk factors set forth below.
Regulatory
JPMorganChase’s businesses are highly regulated, and the laws, rules and regulations that apply to JPMorganChase have a significant impact on its business and operations.
JPMorganChase is a financial services firm with operations worldwide. JPMorganChase must comply with the laws, rules and regulations that apply to its operations in all of the jurisdictions around the world in which it does business, and financial services firms such as JPMorganChase are subject to extensive and constantly-evolving regulation and supervision.
The regulation and supervision of JPMorganChase significantly affects the way that it conducts its business and structures its operations, and JPMorganChase could be required to make changes to its business and operations in response to supervisory expectations or decisions or to new or changed laws, rules and regulations. These types of developments could result in JPMorganChase incurring additional costs or experiencing a reduction in revenues to comply with applicable laws, rules and regulations, which could reduce its profitability. Furthermore, JPMorganChase’s entry into or acquisition of a new business or an increase in its principal investments may require JPMorganChase to comply with additional laws, rules, and regulations.
Additionally, JPMorganChase’s ability to execute certain business initiatives could become more challenging due to increased regulation in the financial services industry, such as limitations on late payment, overdraft and interchange fees. This could adversely affect JPMorganChase’s earnings from its consumer businesses, prompting the reevaluation or adjustment of certain businesses or product offerings, as well as the reallocation of resources and incurrence of restructuring costs, which could impact revenue and profitability in the affected lines of business.
In response to new and existing laws, rules and regulations and expanded supervision, JPMorganChase has in the past been and could in the future be, required to:
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
Any failure by JPMorganChase to comply with the laws, rules and regulations to which it is subject could result in:
•increased regulatory and supervisory scrutiny
•regulatory and governmental enforcement actions
•the imposition of fines, penalties or other sanctions
•increased exposure to litigation, or
•harm to its reputation.

Part I
Differences and inconsistencies in financial services regulation and supervision can negatively impact JPMorganChase’s businesses, operations and financial results.
The content and application of laws, rules and regulations affecting financial services firms can vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates, and other criteria. For example:
•larger firms such as JPMorganChase are often subject to more stringent supervision, regulation and regulatory scrutiny
•financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same resources or regulatory priorities as the regulatory agencies that supervise more diversified financial services firms, or
•the financial services regulatory and supervisory framework in a particular jurisdiction may favor financial institutions that are based in that jurisdiction.
These types of differences in the regulatory and supervisory framework can result in JPMorganChase losing market share to competitors that are less regulated or not subject to regulation, especially with respect to unregulated financial products.
There can also be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the U.S. and in other countries and regions in which JPMorganChase does business. For example, when adopting rules that are intended to implement a global regulatory or supervisory standard, a national regulator may introduce additional or more restrictive requirements, which can create competitive disadvantages for financial services firms, such as JPMorganChase, that may be subject to those enhanced regulations.
In addition, certain national and multi-national bodies and governmental agencies outside the U.S. have adopted laws, rules or regulations that may conflict with or prohibit JPMorganChase from complying with laws, rules and regulations to which it is otherwise subject, creating conflict of law issues that also increase its risk of non-compliance in those jurisdictions.
Legislative and regulatory initiatives outside the U.S. have required and could in the future require JPMorganChase to make significant modifications to its operations and legal entity structure in the relevant countries or regions in order to comply with those requirements. These include laws, rules and regulations that have been adopted or proposed, as well as regulatory expectations, relating to:
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
These types of differences, inconsistencies and conflicts in financial services regulation have required and could in the future require JPMorganChase to:
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
Any or all of these factors could harm JPMorganChase’s ability to compete against other firms that are not subject to the same laws, rules and regulations or supervisory oversight, or harm JPMorganChase’s businesses, results of operations and profitability.
Resolving regulatory investigations can subject JPMorganChase to significant penalties and collateral consequences, and could result in higher compliance costs or restrictions on its operations.
JPMorganChase is subject to heightened oversight and scrutiny from regulatory authorities in many jurisdictions. JPMorganChase has paid significant fines, provided other monetary relief, incurred other penalties and experienced other repercussions in connection with resolving investigations and enforcement actions by governmental agencies. JPMorganChase could become subject to similar regulatory or governmental resolutions or other actions in the future, and addressing the requirements of any such resolutions or actions could result in JPMorganChase incurring higher operational and compliance costs, including devoting substantial resources to the required remediation or needing to comply with other restrictions.
In connection with resolving specific regulatory investigations or enforcement actions, certain regulators have required JPMorganChase and other financial institutions to admit wrongdoing with respect to the activities that gave rise to the resolution. These types of admissions can lead to:
•greater exposure in litigation
•damage to JPMorganChase’s reputation
•disqualification from doing business with certain clients or customers, or in specific jurisdictions, or
•other direct and indirect adverse effects.
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
JPMorganChase expects that:
•it and other financial services firms will continue to be subject to heightened regulatory scrutiny and governmental investigations and enforcement actions
•governmental authorities will continue to require that financial institutions be penalized for actual or deemed violations of law with formal and punitive enforcement actions, including the imposition of significant monetary and other sanctions, rather than resolving these matters through informal supervisory actions, and
•governmental authorities will be more likely to pursue formal enforcement actions and resolutions against JPMorganChase to the extent that it has previously been subject to other governmental investigations or enforcement actions.
If JPMorganChase fails to meet the requirements of any resolution of a governmental investigation or enforcement action, or to maintain risk and control processes that meet the heightened standards and expectations of its regulators, it could be required to, among other things:
•enter into further resolutions of investigations or enforcement actions
•pay additional regulatory penalties or enter into judgments, or
•accept material regulatory restrictions on, or changes in the management of, its businesses.
In these circumstances, JPMorganChase could also become subject to other sanctions, or to prosecution or civil litigation with respect to the conduct that gave rise to an investigation or enforcement action. In addition, JPMorganChase can be subject to higher costs or requests for additional capital in connection with the resolution of governmental investigations and enforcement actions involving newly-acquired businesses, companies in which JPMorganChase has made principal investments, parties to joint ventures with JPMorganChase, and vendors with which JPMorganChase does business.
JPMorganChase’s operations and financial results can be negatively impacted in jurisdictions with less predictable legal and regulatory frameworks.
JPMorganChase conducts existing and new business in certain countries, states, municipalities, territories and other jurisdictions in which the application of the rule of law is inconsistent, extralegal or less predictable, including with respect to:
•the absence of a statutory or regulatory basis or guidance for engaging in specific types of business or transactions
•conflicting or ambiguous laws, rules, regulations and judicial orders, or the inconsistent application or interpretation of existing laws, rules, regulations and judicial precedents
•actions by or at the direction of government officials or agencies
•uncertainty concerning the enforceability of intellectual property rights or contractual or other obligations
•difficulty in competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive
•the threat of regulatory investigations, civil litigations or criminal prosecutions that are arbitrary or otherwise contrary to established legal principles in other parts of the world, and

Part I
•the termination of licenses required to operate in the local market or the suspension of business relationships with governmental bodies.
If the application of the laws, rules, regulations and judicial precedents in any jurisdiction is susceptible to producing outcomes that are inconsistent, unexpected or contrary to established legal principles, this can create a more difficult environment in which JPMorganChase conducts its business and could negatively affect JPMorganChase’s operations and reduce its earnings with respect to that jurisdiction. For example, JPMorganChase has faced actual and threatened litigation in Russia with respect to payments that JPMorganChase cannot make under, and is contractually excused from paying as a result of, relevant economic sanctions laws. That litigation has also resulted in the seizure of assets. In addition, conducting business in jurisdictions with less predictable legal and regulatory frameworks could require JPMorganChase to devote significant additional resources to understanding local laws, rules and regulations, as well as structuring its operations to comply with local laws, rules and regulations and implementing and administering related internal policies and procedures.
There can be no assurance that JPMorganChase will always be successful in its efforts to fully understand and to conduct its business in compliance with the laws, rules and regulations of all of the jurisdictions in which it operates, and the risk of non-compliance, or of interference with JPMorganChase's businesses, can be greater in jurisdictions that have less predictable legal and regulatory frameworks.
JPMorganChase's businesses may be negatively impacted by governmental policies that either discourage or penalize business with certain industries or require specific business practices.
JPMorganChase's businesses and results of operations may be adversely affected by actions or initiatives by national, state or local governmental authorities that:
•seek to discourage financial institutions from doing business with companies engaged in certain industries, or conversely, to penalize financial institutions that elect not to do business with such companies, or
•mandate specific business practices that companies operating in the relevant jurisdiction must adopt.
Because governmental policies in one jurisdiction may differ or conflict with those in other jurisdictions, JPMorganChase may face negative consequences regardless of the course of action it takes or elects not to take, including:
•restrictions or prohibitions on doing business within a particular jurisdiction, or with governmental entities in a jurisdiction
•the threat of enforcement actions, including under antitrust or other anti-competition laws, rules and regulations, and
•harm to its reputation arising from public criticism, including from politicians, activists and other stakeholders.
JPMorganChase has been prohibited from engaging in certain business activities in specific jurisdictions as a result of these types of governmental actions, and there is no assurance that it will not face similar restrictions on its business and operations in the future.
Requirements for the orderly resolution of JPMorganChase could result in JPMorganChase having to restructure or reorganize its businesses and could increase its funding or operational costs or curtail its businesses.
JPMorganChase is required under Federal Reserve and FDIC rules to prepare and submit periodically to those agencies a detailed plan for rapid and orderly resolution in bankruptcy, without extraordinary government support, in the event of material financial distress or failure. The evaluation of JPMorganChase’s resolution plan by these agencies may change, and the requirements for resolution plans may be modified from time to time. Any such determinations or modifications could result in JPMorganChase needing to make changes to its legal entity structure or to certain internal or external activities, which could increase its funding or operational costs, or hamper its ability to serve clients and customers.
If the Federal Reserve and the FDIC were both to determine that a resolution plan submitted by JPMorganChase has deficiencies, they could jointly impose more stringent capital, leverage or liquidity requirements or restrictions on JPMorganChase’s growth, activities or operations. The agencies could also require that JPMorganChase restructure, reorganize or divest assets or businesses in ways that could materially and adversely affect JPMorganChase’s operations and strategy.
Holders of JPMorgan Chase & Co.’s debt and equity securities will absorb losses if it were to enter into a resolution.
Federal Reserve rules require that JPMorgan Chase & Co. (the “Parent Company”) maintain minimum levels of unsecured external long-term debt and other loss-absorbing capacity with specific terms (“eligible LTD”) for purposes of recapitalizing JPMorganChase’s operating subsidiaries if the Parent Company were to enter into a resolution either:
•in a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code, or
•in a receivership administered by the FDIC under Title II of the Dodd-Frank Act (“Title II”).

If the Parent Company were to enter into a resolution, holders of eligible LTD, other unsecured creditors and holders of equity securities of the Parent Company will absorb the losses of the Parent Company and its subsidiaries.
The preferred “single point of entry” strategy under JPMorganChase’s resolution plan contemplates that the Parent Company would enter bankruptcy proceedings and JPMorganChase’s material subsidiaries would be recapitalized, as needed, so that they could continue normal operations or subsequently be divested or wound down in an orderly manner. As a result, the Parent Company’s losses and any losses incurred by its subsidiaries would be imposed first on holders of the Parent Company’s equity securities and thereafter on its unsecured creditors, including holders of eligible LTD. Claims of the Parent Company's shareholders and unsecured creditors would have a junior position to the claims of creditors of JPMorganChase’s subsidiaries and to the claims of priority (as determined by statute) and secured creditors of the Parent Company.
Accordingly, in a resolution of the Parent Company in bankruptcy, unsecured creditors of the Parent Company, including holders of eligible LTD of the Parent Company, would realize value only to the extent available to the Parent Company as a shareholder of JPMorgan Chase Bank, N.A. and its other subsidiaries, and only after any claims of priority and secured creditors of the Parent Company have been fully repaid.
The FDIC has similarly indicated that a single point of entry recapitalization model would be its expected strategy to resolve a systemically important financial institution, such as the Parent Company, under Title II. However, the FDIC has not formally adopted or committed to any specific resolution strategy.
If the Parent Company were to approach, or enter into, a resolution, none of the Parent Company, the Federal Reserve or the FDIC is obligated to follow JPMorganChase’s preferred resolution strategy, and losses to unsecured creditors of the Parent Company, including holders of eligible LTD, and to holders of equity securities of the Parent Company, under whatever strategy is ultimately followed, could be greater than they might have been under JPMorganChase’s preferred strategy.
Political
Economic uncertainty or instability caused by political and geopolitical developments can negatively impact JPMorganChase’s businesses.
Political developments in the U.S. and other countries can cause uncertainty in the economic environment and market conditions in which JPMorganChase operates its businesses. Certain governmental policy initiatives, as well as heightened geopolitical tensions, could significantly affect U.S. and global economic growth and cause higher volatility in the financial markets, including:
•monetary policies and actions taken by the Federal Reserve and other central banks or governmental authorities, including changes in interest rate levels and any sustained large-scale asset purchases or any suspension or reversal of those actions
•fiscal policies, including with respect to taxation and spending
•isolationist foreign policies
•economic or financial sanctions
•the implementation of tariffs and other protectionist trade policies
•changes to immigration policies, or
•actions that the government takes or fails to take in response to the effects of health emergencies, the spread of infectious diseases, epidemics or pandemics.
These types of political developments, and uncertainty about the possible outcomes of these developments, could:
•erode investor or consumer confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency
•provoke retaliatory countermeasures by other countries and otherwise heighten tensions in regulatory, enforcement or diplomatic relations
•increase the risk of targeted cyber attacks
•increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time
•result in periodic shutdowns of the U.S. government
•influence investor perceptions concerning government support of certain sectors of the economy or the economy as a whole
•influence monetary policy actions of the Federal Reserve to moderate the economic impact of political developments, including decisions on interest rate levels and asset purchases and sales
•adversely affect the financial condition or credit ratings of clients and counterparties with which JPMorganChase does business, or
•cause JPMorganChase to refrain from engaging in business opportunities that it might otherwise pursue.
These factors could lead to:
•slower growth rates, rising inflation or recession
•disruptions in labor markets
•greater market volatility

Part I
•a contraction of available credit and the widening of credit spreads
•U.S. dollar currency fluctuations
•lower investments in a particular country or sector of the economy
•large-scale sales of government debt and other debt and equity securities
•reduced commercial activity among trading partners or disruptions to supply chains, or
•the possible departure of a country from, or the dissolution or formation of, a political or economic alliance or treaty.
Under certain circumstances, such as geopolitically challenging situations in regions like Russia, the Middle East and China, these various risks could become highly correlated or combine in unprecedented ways.
Any of these potential outcomes could cause JPMorganChase to suffer losses on its market-making positions or in its investment portfolio, reduce its liquidity and capital levels, increase the allowance for credit losses or lead to higher net charge-offs, hamper its ability to deliver products and services to its clients and customers, and weaken its results of operations and financial condition or credit rating.
Market
Economic and market events and conditions can materially affect JPMorganChase’s businesses and investment and market-making positions.
JPMorganChase’s results of operations can be negatively affected by adverse changes in any of the following:
•investor, consumer and business sentiment
•events that reduce confidence in the financial markets
•inflation, deflation or recession
•high unemployment or, conversely, a tightening labor market
•the availability and cost of capital, liquidity and credit
•levels and volatility of interest rates, credit spreads and market prices for currencies, debt and equity securities and commodities, as well as the duration of any such changes
•the economic effects of an outbreak or escalation of war, hostilities, terrorism or other geopolitical instabilities, cyber attacks, climate change, natural disasters, severe weather conditions, health emergencies, the spread of infectious diseases, epidemics or pandemics or other extraordinary events beyond JPMorganChase’s control, and
•the state of the U.S. and global economies.
All of these are affected by global economic, market and political events and conditions, including monetary policies and actions taken by central banks or other governmental authorities, as well as by the regulatory environment.
In addition, JPMorganChase’s investment portfolio and market-making businesses can suffer losses due to unanticipated market events, including:
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
If JPMorganChase experiences significant losses in its investment portfolio or from market-making activities, this could reduce JPMorganChase’s profitability and its liquidity and capital levels, and thereby constrain the growth of its businesses.
JPMorganChase’s consumer businesses can be negatively affected by adverse economic conditions and governmental policies.
JPMorganChase’s consumer businesses are particularly affected by U.S. and global economic conditions, including:
•personal and household income distribution
•unemployment or underemployment
•prolonged periods of exceptionally high or low interest rates, or significant changes to interest rates
•changes in the value of collateral such as residential real estate and vehicles
•changes in housing prices
•the level of inflation and its effect on prices for goods and services
•consumer and small business confidence levels, and
•changes in consumer spending or in the level of consumer debt.
Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, sustained low growth, low or negative interest rates, inflationary pressures or recessionary conditions could diminish customer demand for the products and services offered by JPMorganChase’s consumer businesses.

Adverse economic conditions could also lead to an increase in delinquencies, additions to the allowance for credit losses and higher net charge-offs, which can reduce JPMorganChase’s earnings. These consequences could be significantly worse in certain geographies, including where declining industrial or manufacturing activity has resulted in or could result in higher levels of unemployment, or where high levels of consumer debt, such as outstanding student loans, could impair the ability of customers to pay their other consumer loan obligations.
JPMorganChase’s earnings from its consumer businesses could also be adversely affected by governmental policies and actions that affect consumers, including:
•policies and initiatives relating to medical insurance, education, immigration and housing, or that may impact employment status
•laws, rules and regulations relating specifically to the financial services industry, such as limitations on late payment, overdraft and interchange fees, and
•policies aimed at the economy more broadly, such as higher taxes and increased regulation, which could result in reductions in consumer disposable income.
Unfavorable market and economic conditions can have an adverse effect on JPMorganChase’s wholesale businesses.
In JPMorganChase’s wholesale businesses, market and economic factors can affect the volume of transactions that JPMorganChase executes for its clients or for which it advises clients, and, therefore, the revenue that JPMorganChase receives from those transactions. These factors can also influence the willingness of other financial institutions and investors to participate in capital markets transactions that JPMorganChase manages, such as loan syndications or securities underwriting. Furthermore, if a significant and sustained deterioration in market conditions were to occur, the profitability of JPMorganChase’s businesses engaged in capital markets activities, including loan syndication, securities underwriting and leveraged lending activities, could be reduced to the extent that those businesses:
•earn less fee revenue due to lower transaction volumes, including when clients are unwilling or unable to refinance their outstanding debt obligations in unfavorable market conditions, or
•dispose of portions of credit commitments at a loss, or hold larger residual positions in credit commitments that cannot be sold at favorable prices.
The fees that JPMorganChase earns from managing client assets or holding assets under custody for clients could be diminished by declining asset values or other adverse macroeconomic conditions. For example, higher interest rates or a downturn in financial markets could affect the valuation of client assets that JPMorganChase manages or holds under custody, which, in turn, could affect JPMorganChase’s revenue from fees that are based on the amount of assets under management or custody. Similarly, adverse macroeconomic or market conditions could prompt outflows from JPMorganChase funds or accounts, or cause clients to invest in products that generate lower revenue. Substantial and unexpected withdrawals from a JPMorganChase fund can also hamper the investment performance of the fund, particularly if the outflows create the need for the fund to dispose of fund assets at disadvantageous times or prices, and could lead to further withdrawals based on the weaker investment performance.
An adverse change in market conditions in particular segments of the economy, such as a sudden and severe downturn in oil and gas prices or an increase in commodity prices, severe declines in commercial real estate values, or sustained changes in consumer behavior that affect specific economic sectors, could have a material adverse effect on clients of JPMorganChase whose operations or financial condition are directly or indirectly dependent on the health or stability of those market segments or economic sectors, as well as clients that are engaged in related businesses. JPMorganChase could incur credit losses on its loans and other commitments to clients that operate in, or are dependent on, any sector of the economy that is or comes under stress.
An economic downturn or sustained changes in consumer behavior that results in shifts in consumer and business spending could also have a negative impact on certain of JPMorganChase’s wholesale clients, and thereby diminish JPMorganChase’s earnings from its wholesale operations. For example, the businesses of certain of JPMorganChase’s wholesale clients are dependent on consistent streams of rental income from commercial real estate properties, including offices, which are owned or being built by those clients. Sustained adverse economic conditions or hybrid work models could result in reductions in the rental cash flows that owners or developers receive from their tenants which, in turn, could depress the values of the properties, impair the ability of borrowers to service or refinance their commercial real estate loans and lead to an increase in foreclosures. These consequences could result in JPMorganChase experiencing increases in the allowance for credit losses, higher delinquencies, defaults and charge-offs within its commercial real estate loan portfolio and incurring higher costs for servicing a larger volume of delinquent loans in that portfolio. An increase in foreclosures could result in higher operational risk associated with JPMorganChase owning and managing real property,

Part I
and any inadequacy in governance or control over the foreclosed properties could result in regulatory scrutiny and reputational harm.
Changes in interest rates and credit spreads can adversely affect JPMorganChase’s earnings, its liquidity or its capital levels.
When interest rates are high or increasing, JPMorganChase can generally be expected to earn higher net interest income. However, higher interest rates can also lead to:
•fewer originations of commercial and residential real estate loans
•losses on underwriting exposures or incremental client-specific downgrades, or increases in the allowance for credit losses and net charge-offs due to higher financing costs for clients
•the loss of deposits, particularly if customers withdraw deposits because they believe that interest rates offered by JPMorganChase are lower than those of competitors or if JPMorganChase makes incorrect assumptions about depositor behavior
•losses on available-for-sale (“AFS”) securities held in the investment securities portfolio
•lower net interest income if central banks introduce interest rate increases more quickly than anticipated and this results in a misalignment in the pricing of short-term and long-term borrowings
•less liquidity in the financial markets, and
•higher funding costs.
All of these outcomes could adversely affect JPMorganChase’s earnings or its liquidity and capital levels, and any negative outcomes could be more severe in a prolonged period of high interest rates. Higher interest rates can also negatively affect the payment performance on loans within JPMorganChase’s consumer and wholesale loan portfolios that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing JPMorganChase to incur losses and increased operational costs related to servicing a higher volume of delinquent loans.
On the other hand, a low or negative interest rate environment may cause:
•net interest margins to be compressed, which could reduce the amounts that JPMorganChase earns on its investment securities portfolio to the extent that it is unable to reinvest contemporaneously in higher-yielding instruments
•unanticipated or adverse changes in depositor behavior, which could negatively affect JPMorganChase’s broader asset and liability management strategy, and
•a reduction in the value of JPMorganChase’s mortgage servicing rights (“MSRs”) asset, resulting in decreased revenues.
When credit spreads widen, it becomes more expensive for JPMorganChase to borrow. JPMorganChase’s credit spreads may widen or narrow not only in response to events and circumstances that are specific to JPMorganChase but also as a result of general economic and geopolitical events and conditions. Changes in JPMorganChase’s credit spreads will affect, positively or negatively, JPMorganChase’s earnings on certain liabilities, such as derivatives, that are recorded at fair value.
JPMorganChase’s results may be materially affected by market fluctuations and significant changes in the valuation of financial instruments.
The value of securities, derivatives and other financial instruments which JPMorganChase owns or in which it makes markets can be materially affected by market fluctuations. Market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. In addition, at the time of any disposition of these financial instruments, the price that JPMorganChase ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of financial instruments that JPMorganChase owns or in which it makes markets, which may have an adverse effect on JPMorganChase’s results of operations.
JPMorganChase’s risk management and monitoring processes, including its stress testing framework, seek to quantify and manage JPMorganChase’s exposure to more extreme market moves. However, JPMorganChase’s hedging and other risk management strategies may not be effective, and it could incur significant losses, if extreme market events were to occur.
Credit
JPMorganChase can be negatively affected by adverse changes in the financial condition of clients, counterparties, custodians and CCPs.
JPMorganChase routinely executes transactions with clients and counterparties such as corporations, financial institutions, asset managers, hedge funds, securities exchanges and government entities within and outside the U.S. Many of these transactions expose JPMorganChase to the credit risk of its clients and counterparties, and can involve JPMorganChase in disputes and litigation if a client or counterparty defaults. JPMorganChase can also be subject to losses or liability where a financial institution that it has appointed to provide custodial services for client assets or funds becomes insolvent as a result of fraud or the failure to abide by existing laws and obligations, or where clients are unable to access assets held by JPMorganChase as custodian due to governmental actions or other factors.
A default by, or the financial or operational failure of, a CCP through which JPMorganChase executes contracts would require JPMorganChase to replace those contracts, thereby increasing its operational costs and potentially resulting in losses. In addition, JPMorganChase can be exposed to losses if a member of a CCP in which JPMorganChase is also a member defaults on its obligations to the CCP because of requirements that each member of the CCP absorb a portion of those losses. Furthermore, JPMorganChase can be subject to bearing its share of non-default losses incurred by a CCP, including losses from custodial, settlement or investment activities or due to cyber or other security breaches.
As part of its clearing services activities, JPMorganChase is exposed to the risk of nonperformance by its clients, which it seeks to mitigate by requiring clients to provide adequate collateral. JPMorganChase is also exposed to intra-day credit risk of its clients in connection with providing cash management, clearing, custodial and other transaction services to those clients. If a client for which JPMorganChase provides these services becomes bankrupt or insolvent, JPMorganChase may incur losses, become involved in disputes and litigation with one or more CCPs, the client’s bankruptcy estate and other creditors, or be subject to regulatory investigations. All of the foregoing events can increase JPMorganChase’s operational and litigation costs, and JPMorganChase may suffer losses to the extent that any collateral that it has received is insufficient to cover those losses.
Transactions with government entities, including national, state, provincial, municipal and local authorities, can expose JPMorganChase to enhanced sovereign, credit, operational and reputation risks. Government entities may, among other things, claim that actions taken by government officials were beyond the legal authority of those officials or repudiate transactions authorized by a previous incumbent government. These types of actions have in the past caused, and could in the future cause, JPMorganChase to suffer losses or hamper its ability to conduct business in the relevant jurisdiction.
In addition, local laws, rules and regulations could limit JPMorganChase’s ability to resolve disputes and litigation in the event of a counterparty default or unwillingness to make previously agreed-upon payments, which could subject JPMorganChase to losses.
Disputes may arise with counterparties to derivatives contracts with regard to the terms, the settlement procedures or the value of underlying collateral. The disposition of those disputes could cause JPMorganChase to incur unexpected transaction, operational and legal costs, or result in credit losses. These consequences can also impair JPMorganChase’s ability to effectively manage its credit risk exposure from its market activities, or cause harm to JPMorganChase’s reputation.
The financial or operational failure of a significant market participant, such as a major financial institution or a CCP, or concerns about the creditworthiness of such a market participant or its ability to fulfill its obligations, can cause substantial and cascading disruption within the financial markets, including in circumstances where coordinated action by multiple other market participants is required to address the failure or disruption. JPMorganChase’s businesses could be significantly disrupted by such an event, particularly if it leads to other market participants incurring significant losses, experiencing liquidity issues or defaulting, and JPMorganChase is likely to have significant interrelationships with, and credit exposure to, such a significant market participant.
JPMorganChase may suffer losses if the value of collateral declines in stressed market conditions.
During periods of market stress or illiquidity, JPMorganChase’s credit risk may be further increased when:
•JPMorganChase fails to realize the estimated value of the collateral it holds
•collateral is liquidated at prices that are not sufficient to recover the full amount owed to it, or
•counterparties are unable to post collateral, whether for operational or other reasons.
Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and JPMorganChase could suffer losses during these periods if it is unable to realize the fair value of collateral or to manage declines in the value of collateral.
JPMorganChase could incur significant losses arising from concentrations of credit and market risk.
JPMorganChase is exposed to greater credit and market risk to the extent that groupings of its clients or counterparties, or obligors on securities and other financial instruments:
•engage in similar or related businesses, or in businesses in related industries
•do business in the same geographic region, or

Part I
•have business profiles, models or strategies that could cause their ability to meet their obligations to be similarly affected by changes in economic conditions.
For example, a significant deterioration in the credit quality of a counterparty, borrower or other obligor could lead to concerns about the creditworthiness of other counterparties, borrowers or obligors in similar, related or dependent industries. This type of interrelationship could exacerbate JPMorganChase’s credit, liquidity and market risk exposure and potentially cause it to incur losses, including fair value losses in its market-making businesses and investment portfolios. In addition, JPMorganChase may be required to increase the allowance for credit losses or establish other reserves with respect to certain clients, industries or country exposures in order to align with directives or expectations of its banking regulators.
Similarly, challenging economic conditions that affect a particular industry or geographic area could lead to concerns about the credit quality of counterparties, borrowers or other obligors not only in that particular industry or geography but in related or dependent industries, wherever located. These conditions could also heighten concerns about the ability of customers of JPMorganChase’s consumer businesses who live in those areas or work in those affected industries or related or dependent industries to meet their obligations to JPMorganChase. JPMorganChase regularly monitors various segments of its credit and market risk exposures to assess the potential risks of concentration or contagion, but its ability to diversify or hedge its exposure against those risks may be limited.
JPMorganChase’s consumer businesses can also be harmed by an excessive expansion of consumer credit by bank or non-bank competitors. Heightened competition for certain types of consumer loans could prompt industry-wide reactions such as significant reductions in the pricing or margins of those loans or the making of loans to less-creditworthy borrowers. If large numbers of consumers subsequently default on their loans, whether due to weak credit profiles, an economic downturn or other factors, this could impair their ability to repay obligations owed to JPMorganChase and result in higher charge-offs and other credit-related losses. More broadly, widespread defaults on consumer debt could lead to recessionary conditions in the U.S. economy, and JPMorganChase’s consumer businesses may earn lower revenues in such an environment.
If JPMorganChase is unable to reduce positions effectively during a market dislocation, this can increase both the market and credit risks associated with those positions and the level of risk-weighted-assets (“RWA”) that JPMorganChase holds on its balance sheet. These factors could adversely affect JPMorganChase’s capital position, funding costs and the profitability of its businesses.
Liquidity
JPMorganChase’s ability to operate its businesses could be impaired if its liquidity is constrained.
JPMorganChase’s liquidity can be impacted at any given time as a result of factors such as:
•market-wide illiquidity or disruption
•changes in liquidity or capital requirements resulting from changes in laws, rules and regulations, including those in response to economic effects of systemic events
•actions taken by the U.S. government or by the Federal Reserve to reduce its balance sheet, which may reduce deposits held by JPMorganChase and other financial institutions
•inability to sell assets, or to sell assets at favorable times or prices
•default by a CCP or other significant market participant
•unanticipated outflows of cash or collateral
•unexpected loss of deposits or higher than anticipated draws on lending-related commitments, and
•lack of market or customer confidence in JPMorganChase or financial institutions in general.
A reduction in JPMorganChase’s liquidity may be caused by events over which it has little or no control. For example, periods of market stress, low investor confidence and significant market illiquidity could result in higher funding costs for JPMorganChase and could limit its access to some of its traditional sources of liquidity.
JPMorganChase may need to raise funding from alternative sources if its access to stable and lower-cost sources of funding, such as deposits and borrowings from Federal Home Loan Banks, is reduced. Alternative sources of funding could be more expensive or limited in availability. JPMorganChase’s funding costs could also be negatively affected by actions that JPMorganChase may take in order to:
•satisfy applicable liquidity coverage ratio and net stable funding ratio requirements
•address obligations under its resolution plan, or
•satisfy regulatory requirements in jurisdictions outside the U.S. relating to the pre-positioning of liquidity in subsidiaries that are material legal entities.
More generally, if JPMorganChase fails to effectively manage its liquidity, this could constrain its ability to fund or invest in its businesses and subsidiaries, and thereby adversely affect its results of operations.

JPMorgan Chase & Co. is a holding company and depends on the cash flows of its subsidiaries to make payments on its outstanding securities.
JPMorgan Chase & Co. is a holding company that holds the stock of JPMorgan Chase Bank, N.A. and an intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”). The IHC in turn generally holds the stock of JPMorganChase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and provides intercompany lending to the Parent Company.
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
Reductions in JPMorganChase’s credit ratings may adversely affect its liquidity and cost of funding.
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
JPMorganChase closely monitors and manages, to the extent that it is able, factors that could influence its credit ratings. However, there is no assurance that JPMorganChase’s credit ratings will not be downgraded in the future. Furthermore, any such downgrade could occur at times of broader market instability when JPMorganChase’s options for responding to events may be more limited and general investor confidence is low.
A reduction in JPMorganChase’s credit ratings could curtail JPMorganChase’s business activities and reduce its profitability in a number of ways, including:
•reducing its access to capital markets
•materially increasing its cost of issuing and servicing securities
•triggering additional collateral or funding requirements, and
•decreasing the number of investors and counterparties that are willing or permitted to do business with or lend to JPMorganChase.
Any rating reduction could also increase the credit spreads charged by the market for taking credit risk on JPMorgan Chase & Co. and its subsidiaries. This could, in turn, adversely affect the value of debt and other obligations of JPMorgan Chase & Co. and its subsidiaries.
Capital
Maintaining the required level and composition of capital may impact JPMorganChase’s ability to support business activities, meet evolving regulatory requirements and distribute capital to shareholders.
JPMorganChase is subject to various regulatory capital requirements, including leverage- and risk-based capital requirements. In addition, as a Global Systemically Important Bank (“GSIB”), JPMorganChase is required to hold additional capital buffers, including a GSIB surcharge, a Stress Capital Buffer (“SCB”), and a countercyclical buffer, each of which is reassessed at least annually. The amount of capital that JPMorganChase is required to hold in order to satisfy these leverage- and risk-based requirements could increase at any given time due to factors such as:
•actions by banking regulators, including changes in laws, rules and regulations

Part I
•changes in the composition of JPMorganChase’s balance sheet or developments that could increase RWA, such as increased market risk, customer delinquencies, client credit rating downgrades or other factors, and
•increases in estimated stress losses as determined by the Federal Reserve under the Comprehensive Capital Analysis and Review, which could increase JPMorganChase’s SCB.
Any failure by or inability of JPMorganChase to maintain the required level and composition of capital, or unfavorable changes in applicable capital requirements, could have an adverse impact on JPMorganChase’s shareholders, such as:
•reducing the amount of common stock that JPMorganChase is permitted to repurchase
•requiring the issuance of, or prohibiting the redemption of, capital instruments in a manner inconsistent with JPMorganChase’s capital management strategy
•constraining the amount of dividends that may be paid on common stock, or
•curtailing JPMorganChase’s business activities or operations.
In 2023, U.S. banking regulators released a proposal to implement the final Basel III reforms which would have significantly revised the risk-based capital requirements for banks with assets of $100 billion or more, including JPMorganChase. In addition, in 2023 the Federal Reserve released a proposal to amend the calculation of the GSIB surcharge. Uncertainty remains regarding the content of the final versions of these rule proposals and how they might ultimately apply to JPMorganChase. However, it is possible that the final rules could impact JPMorganChase’s decisions concerning the business activities in which it will engage and its levels of capital distributions to its shareholders.
Operational
JPMorganChase’s businesses are dependent on the effectiveness of internal and external operational systems.
JPMorganChase’s businesses rely on the ability of JPMorganChase’s financial, accounting, transaction execution, data processing and other operational systems, including devices supporting those systems, to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. In addition to proper design, installation, maintenance and training, the effective functioning of JPMorganChase’s operational systems depends on:
•the quality of the information contained in those systems, as inaccurate, outdated, incomplete or corrupted data can significantly compromise the functionality or reliability of a particular system and other systems to which it transmits or from which it receives information, and
•JPMorganChase’s ability to continue to maintain and upgrade its systems on a regular and timely basis in line with technological advancements and evolving security requirements, maintain security and operational continuity of its systems, including by carefully managing any changes introduced to its systems, prevent unauthorized access and the misuse of access to its systems, and adhere to all applicable legal and regulatory requirements, particularly in regions where JPMorganChase may face a heightened risk of malicious activity.
JPMorganChase has experienced and expects that it will continue to experience failures and disruptions in the stability of its operational systems, including degraded performance of data processing systems, data quality issues, disruptions of network connectivity and malfunctioning software, as well as disruptions in its ability to access and use the operational systems of third parties and interruptions in service from third-party service providers. These incidents have resulted in various negative effects for customers, including the inability to access account information or transact through ATM, internet or mobile channels, the exfiltration of customer personal data, the recording of duplicative transactions and extended delays for customers requiring services from call centers. There can be no assurance that these and other types of operational failures or disruptions will not occur in the future.
JPMorganChase’s ability to effectively manage the stability of its operational systems and infrastructure could be hindered by many factors, any of which could have a negative impact on JPMorganChase and its clients, customers and counterparties, including:
•JPMorganChase’s ability to effectively maintain and upgrade systems and infrastructure can become more challenging as the speed, frequency, volume, interconnectivity and complexity of transactions continue to increase
•attempts by third parties to defraud JPMorganChase or its clients and customers continue to increase, evolve and become more complex, and during periods of market disruption or economic uncertainty, these attempts can be expected to further increase in volume
•errors made by JPMorganChase or another market participant, whether inadvertent or malicious, could cause widespread system disruption
•failure to detect weaknesses or shortcomings in operational systems in a timely manner
•isolated or seemingly insignificant errors in operational systems could compound, or migrate to other systems over time, to become larger issues

•disruptions in operational systems or in the ability of systems to communicate with each other could be caused by failures in synchronization or encryption software, or degraded performance of microprocessors, and
•attempts by third parties to block the use of key technology solutions by claiming that the use infringes on their intellectual property rights.
JPMorganChase also depends on its ability to access and use the operational systems of third parties, including its custodians, vendors (such as those that provide data and cloud computing services, and security and technology services) and other market participants (such as clearing and payment systems, CCPs and securities exchanges). These external operational systems with which JPMorgan is connected, whether directly or indirectly, can be sources of operational risk to JPMorganChase. JPMorganChase may be exposed not only to a systems failure or cyber attack that may be experienced by a vendor or market infrastructure with which JPMorganChase is directly connected, but also to a systems breakdown or cyber attack involving another party to which such a vendor or infrastructure is connected. Similarly, retailers, payment systems and processors, data aggregators and other external parties with which JPMorganChase’s customers do business can increase JPMorganChase’s operational risk. This is particularly the case where activities of customers or other parties are beyond JPMorganChase’s security and control systems, including through the use of the internet, cloud computing services, and personal smart phones and other mobile devices or services.
If an external party obtains access to customer account data on JPMorganChase’s systems, whether authorized or unauthorized, and that party misappropriates that data, this could result in negative outcomes for JPMorganChase and its clients and customers, including a heightened risk of fraudulent transactions using JPMorganChase’s systems, losses from fraudulent transactions and reputational harm arising from the perception that JPMorganChase’s systems may not be secure.
As JPMorganChase’s interconnectivity with clients, customers and other external parties continues to expand, JPMorganChase increasingly faces the risk of operational failure or cyber attacks with respect to the systems of those parties. Security breaches affecting JPMorganChase’s clients or customers, or systems breakdowns or failures, security breaches or human error or misconduct affecting other external parties, may require JPMorganChase to take steps to protect the integrity of its own operational systems or to safeguard confidential information, including restricting the access of customers to their accounts. These actions can increase JPMorganChase’s operational costs and potentially diminish customer satisfaction and confidence in JPMorganChase.
Furthermore, the widespread and expanding interconnectivity among financial institutions, clearing banks, CCPs, payments processors, financial technology companies, securities exchanges, clearing houses and other financial market infrastructures increases the risk that the disruption of an operational system involving one institution or entity, including due to a cyber attack, may cause industry-wide operational disruptions that could materially affect JPMorganChase’s ability to conduct business. In addition, the risks associated with the disruption of an operational system of a third party could be exacerbated to the extent that the services provided by that system are used by a significant number or proportion of market participants.
The ineffectiveness, failure or other disruption of operational systems upon which JPMorganChase depends, including due to a systems malfunction, cyber incident or other systems failure, could result in unfavorable ripple effects in the financial markets and for JPMorganChase and its clients and customers, including:
•delays or other disruptions in providing services, including the provision of liquidity or information to clients and customers
•impairment of JPMorganChase’s ability to execute transactions, including delays or failures in the confirmation or settlement of transactions or in obtaining access to funds or other assets required for settlement
•the possibility that funds transfers, capital markets trades or other transactions are executed erroneously
•financial losses, including due to loss-sharing requirements of CCPs, payment systems or other market infrastructures, or as possible restitution to clients and customers
•higher operational costs associated with replacing services provided by a system that has experienced a failure or other disruption
•limitations on JPMorganChase's ability to collect data needed for its business and operations
•loss of confidence in the ability of JPMorganChase, or financial institutions generally, to protect against and withstand operational disruptions
•dissatisfaction among JPMorganChase’s clients or customers
•significant exposure to litigation and regulatory fines, penalties or other sanctions, and
•harm to JPMorganChase’s reputation.
If JPMorganChase’s operational systems, or those of acquired businesses or of external parties on which

Part I
JPMorganChase’s businesses depend, are unable to meet the requirements of JPMorganChase’s businesses and operations or bank regulatory standards, or if they fail or have other significant shortcomings, JPMorganChase could be materially and adversely affected.
A successful cyber attack affecting JPMorganChase could cause significant harm to JPMorganChase and its clients and customers.
JPMorganChase experiences numerous cyber attacks on its computer systems, software, networks and other technology assets on a daily basis from various actors, including groups acting on behalf of hostile countries, cyber-criminals, “hacktivists” (i.e., individuals or groups that use technology to promote a political agenda or social change) and others. These cyber attacks can take many forms, including attempts to introduce computer viruses or malicious code, which are commonly referred to as “malware,” into JPMorganChase’s systems. These attacks are often designed to:
•obtain unauthorized access to JPMorganChase's systems or to confidential information belonging to JPMorganChase or its clients, customers, counterparties or employees
•manipulate data
•destroy data or systems with the aim of rendering services unavailable
•disrupt, sabotage or degrade service on JPMorganChase’s systems
•steal money, or
•extort money through the use of so-called “ransomware.”
JPMorganChase also experiences:
•distributed denial-of-service attacks intended to disrupt JPMorganChase’s websites, including those that provide online banking and other services,
•a higher volume and complexity of cyber attacks against the backdrop of heightened geopolitical tensions, and
•a high volume of disruptions to internet-based services used by JPMorganChase that are provided by third parties.
JPMorganChase has experienced security breaches due to cyber attacks in the past, and it is inevitable that additional breaches will occur in the future. Any such breach could result in serious and harmful consequences for JPMorganChase or its clients and customers.
A principal reason that JPMorganChase cannot provide absolute security against cyber attacks is that it may not always be possible to anticipate, detect or recognize threats to JPMorganChase’s systems, or to implement effective preventive measures against all breaches due to evolving risks, including:
•the techniques used in cyber attacks evolve frequently and increase in sophistication, and therefore may not be recognized until launched or may go undetected for extended periods
•cyber attacks can originate from a wide variety of sources, including JPMorganChase’s own employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile nation-states that can sustain malicious activities for extended periods, or third parties whose objective is to disrupt the operations of financial institutions more generally
•JPMorganChase does not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which it does business, and
•it is possible that a third party, after establishing a foothold on an internal network without being detected, may gain access to other networks and systems.
The risk of a security breach due to a cyber attack could increase in the future due to factors such as:
•JPMorganChase’s ongoing expansion of its digital banking and other internet-based product offerings and its internal use of internet-based products and applications, including those that use cloud computing services
•advances in artificial intelligence, such as the use of machine learning, generative artificial intelligence and quantum computing by malicious actors to develop more advanced social engineering attacks, including targeted phishing attacks
•the inability to maintain the security of information transmitted by JPMorganChase due to advances in quantum computing that may counteract or nullify existing information protections, and
•the acquisition and integration of new businesses.
In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by JPMorganChase’s employees.
The dynamic nature of the cyber threat landscape, including the pace of innovation and increased threat of novel attack methods, necessitates ongoing investment in, as well as enhancement and adaptation of, cybersecurity controls, including the adoption of enhanced security measures in certain jurisdictions. Failure to discover or address emerging threats, known vulnerabilities or shortcomings in cybersecurity controls, or to prioritize or complete enhancements to address them, in each case in a timely manner, may leave JPMorganChase vulnerable to cyber attacks, potentially resulting in data breaches, financial losses, reputational damage and regulatory penalties, including the failure to prioritize or complete enhancements relating to:
•preventing unauthorized access and protecting against the misuse of access, including the maintenance and enhancement of controls related to secure software development practices and identity and access management, such as those relating to the management of administrative access to systems
•detecting, escalating and addressing effectively and in a timely manner any vulnerabilities that may be present either in internally-developed software or externally-provided software or services, including vulnerabilities that could allow attackers to exploit unknown security flaws in software and hardware (“zero-day vulnerabilities”)
•oversight of third-party vendors and early detection of attacks against those vendors, including ransomware attacks and attacks targeting vulnerabilities in third-party open-source software, in support of the secure development and maintenance of internal systems
•maintaining and enhancing controls related to technology asset management and inventory systems to prevent the risk of undetected vulnerabilities that could undermine JPMorganChase’s ability to operate an effective control process
•upgrading the coverage and capabilities of systems and controls to protect JPMorganChase and its clients and customers from the impact of distributed denial-of-service attacks, or to recover from outages that could be caused by a malware or ransomware attack
•the continuing migration of client-facing services to the cloud, and modernization of those services
•strengthening network security and managing outbound connections to reduce the risk of data loss
•identifying, assessing and mitigating insider threat activities that could lead to the misuse of JPMorganChase’s systems or client and customer information, and
•integrating acquired businesses where system integration may be complex or may require extensive and lengthy remediation or enhancement of controls.
A successful penetration or circumvention of the security of JPMorganChase’s systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including:
•significant disruption of JPMorganChase’s operations and those of its clients, customers and counterparties, including losing access to operational systems
•misappropriation of confidential information of JPMorganChase or that of its clients, customers, counterparties, employees or regulators
•disruption of or damage to JPMorganChase’s systems and those of its clients, customers and counterparties
•the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed, or the inability to prevent systems from processing fraudulent transactions
•demands that JPMorganChase pay a ransom to a malicious actor that has perpetrated a cybersecurity breach
•unintended violations by JPMorganChase of applicable privacy and other laws
•financial loss to JPMorganChase or to its clients, customers, counterparties or employees
•losses to JPMorganChase in excess of cyber insurance policy coverage
•loss of confidence in JPMorganChase’s cybersecurity and business resiliency measures
•dissatisfaction among JPMorganChase’s clients, customers or counterparties
•significant exposure to litigation and regulatory fines, penalties or other sanctions, and
•harm to JPMorganChase’s reputation.
The extent of a particular cyber attack, the methods and tools used by various actors, and the steps that JPMorganChase may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, JPMorganChase may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit JPMorganChase’s ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.
JPMorganChase can be negatively affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services and delivery platforms or the adoption of new technologies.
When JPMorganChase launches a new product or service, introduces a new platform for the delivery or

Part I
distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquires or invests in a business, makes changes to an existing product, service or delivery platform, or adopts a new technology, it may not fully appreciate or identify new operational risks that may arise from those changes, including increased reliance on third party providers, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish JPMorganChase’s ability to operate one or more of its businesses or result in:
•potential liability to clients, counterparties and customers
•higher compliance, operational or integration costs
•higher litigation costs, including regulatory fines, penalties and other sanctions
•damage to JPMorganChase’s reputation
•impairment of JPMorganChase’s liquidity
•regulatory intervention, or
•weaker competitive standing.
Any of the foregoing consequences could materially and adversely affect JPMorganChase’s businesses and results of operations.
JPMorganChase’s business and operations rely on its ability, and the ability of key external parties, to maintain appropriately-staffed workforces, and on the competence, trustworthiness, health and safety of employees.
JPMorganChase’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients and customers, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, trustworthiness, health and safety of its employees. JPMorganChase's businesses and operations similarly rely on the workforces of third parties, including employees of vendors, custodians and financial markets infrastructures, and of businesses that it may seek to acquire. JPMorganChase’s businesses could be materially and adversely affected by:
•the ineffective implementation of business decisions
•any failure to institute controls that appropriately address risks associated with business activities, or to appropriately train employees with respect to those risks and controls
•staffing shortages, particularly in tight labor markets
•the possibility that significant portions of JPMorganChase’s workforce are unable to work effectively, including because of illness, quarantines, shelter-in-place arrangements, government actions or other restrictions in connection with health emergencies, the spread of infectious diseases, epidemics or pandemics, or due to extraordinary events beyond JPMorganChase’s control such as natural disasters or an outbreak or escalation of hostilities
•a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or
•other negative outcomes caused by human error or misconduct by an employee of JPMorganChase or of another party on which JPMorganChase’s businesses or operations rely.
JPMorganChase’s operations could also be impaired if the measures taken by it or by governmental authorities to protect the health and safety of its employees are ineffective, or if any external party on which JPMorganChase relies fails to take appropriate and effective actions to protect the health and safety of its employees.
JPMorganChase faces substantial legal and operational risks in the processing and safeguarding of personal information.
JPMorganChase’s businesses and operations are subject to complex and evolving laws, rules and regulations, both within and outside the U.S., governing the privacy and protection of personal information of individuals. Governmental authorities around the world have adopted and are considering the adoption of numerous legislative and regulatory initiatives concerning privacy, data protection and security. Litigation or enforcement actions relating to these laws, rules and regulations could result in fines or orders requiring that JPMorganChase change its data-related practices, which could have an adverse effect on JPMorganChase’s ability to provide products and otherwise harm its business operations.
Implementing processes relating to JPMorganChase’s collection, use, sharing and storage of personal information to comply with all applicable laws, rules and regulations in all relevant jurisdictions, including where the laws of different jurisdictions are in conflict, can:
•increase JPMorganChase’s compliance and operating costs
•hinder the development of new products or services, curtail the offering of existing products or services, or affect how products and services are offered to clients and customers
•demand significant oversight by JPMorganChase’s management, and
•require JPMorganChase to structure its businesses, operations and systems in less efficient ways.
Not all of JPMorganChase’s clients, customers, vendors, counterparties and other external parties may have appropriate controls in place to protect the confidentiality, integrity or availability of the information exchanged between them and JPMorganChase, particularly where information is transmitted by electronic means. JPMorganChase could be exposed to litigation or regulatory fines, penalties or other sanctions if personal information of clients, customers, employees or others were to be mishandled or misused, such as situations where such information is:
•erroneously provided to parties who are not permitted to have the information, or
•intercepted or otherwise compromised by unauthorized third parties.
The increasing sophistication of artificial intelligence technologies poses a greater risk of identity fraud, as malicious actors may exploit artificial intelligence to create convincing false identities or manipulate verification processes. This challenge necessitates ongoing enhancements to client verification systems and security protocols to prevent unauthorized access and protect sensitive client information. Failure to manage these risks or to implement effective countermeasures could lead to unauthorized transactions, financial losses, reputational damage and increased regulatory scrutiny.
Concerns regarding the effectiveness of JPMorganChase’s measures to safeguard personal information, or the perception that those measures are inadequate, could cause JPMorganChase to lose existing or potential clients and customers or employees, and thereby reduce JPMorganChase’s revenues. Furthermore, any failure or perceived failure by JPMorganChase to comply with applicable privacy or data protection laws, rules and regulations, or any failure to appropriately calibrate, manage and monitor access by employees or third parties to personal information, could subject JPMorganChase to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage JPMorganChase’s reputation and otherwise adversely affect its businesses.
In recent years, well-publicized incidents involving the inappropriate collection, use, sharing or storage of personal information have led to expanded governmental scrutiny of practices relating to the processing or safeguarding of personal information by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing and storage of personal information. These types of laws, rules and regulations can prohibit or significantly restrict financial services firms such as JPMorganChase from transferring information across national borders or sharing information among affiliates or with third parties such as vendors, thereby increase compliance costs and operational risk, or restrict JPMorganChase’s use of personal information when developing or offering products or services to customers. Some countries are considering or have adopted legislation implementing data protection requirements or requiring local storage and processing of data which could increase the cost and complexity of JPMorganChase’s delivery of products and services. These restrictions could also inhibit JPMorganChase’s development or marketing of certain products or services, or increase the costs of offering them to customers.
JPMorganChase’s operations, results and reputation could be harmed by occurrences of extraordinary events beyond its control.
JPMorganChase’s business and operational systems could be seriously disrupted, and its reputation could be harmed, by events or contributing factors that are wholly or partially beyond its control, including material instances of:
•cyber attacks
•security breaches of its physical premises, including threats to health and safety
•power, telecommunications or internet outages, or shutdowns of mass transit
•failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data
•interruption of service from third-party service providers
•damage to or loss of property or assets of JPMorganChase or third parties, and any consequent injuries, including in connection with any construction projects undertaken by JPMorganChase
•effects of climate change
•natural disasters or severe weather conditions
•accidents such as explosions or structural failures
•health emergencies, the spread of infectious diseases, epidemics or pandemics, or
•events arising from local or larger-scale civil or political unrest, any outbreak or escalation of hostilities, or terrorist acts.
JPMorganChase operates a Firmwide resiliency framework that is intended to enable it to prepare for and adapt to changing conditions and withstand and recover from, and address any adverse effects on its operations caused by, disruptions that may impact critical business functions and supporting assets, including its staff, technology, data and facilities and those of third-party service providers.
Although not every form of disruption can be anticipated or defended against, JPMorganChase

Part I
strives for resiliency or recovery in a range of scenarios in the event of a disruption, including due to the occurrence of an extraordinary event beyond its control. There can be no assurance that JPMorganChase’s Firmwide resiliency framework will fully mitigate all potential resiliency risks to JPMorganChase, its clients, and customers and third parties with which it does business, or that its resiliency framework will be adequate to address the effects of simultaneous occurrences of multiple or extended disruption events. In addition, JPMorganChase’s ability to respond effectively to a disruption event could be hampered to the extent that the members of its workforce, physical assets, systems and other support infrastructure, or those of its third-party service providers, that are needed to address the event are geographically dispersed, or conversely, if such an event were to occur in an area in which they are concentrated. Further, should extraordinary events or the factors that cause or contribute to those events become more chronic, the disruptive effects of those events on JPMorganChase’s business and operations, and on its clients, customers, counterparties and employees, could become more significant and long-lasting.
Any significant failure or disruption of JPMorganChase’s operations or operational systems, or the occurrence of one or more extraordinary events that are beyond its control, could:
•hinder JPMorganChase’s ability to provide services to its clients and customers or to transact with its counterparties
•require it to expend significant resources to correct the failure or disruption or to address the event
•cause it to incur losses or liabilities, including from loss of revenue, damage to or loss of property, or injuries
•disrupt market infrastructure systems on which JPMorganChase’s businesses rely
•expose it to litigation or regulatory fines, penalties or other sanctions, and
•harm its reputation.
The occurrence of one or more extraordinary events could also negatively impact the financial condition or creditworthiness of JPMorganChase’s clients and customers, and could lead to an increase in delinquencies, additions to the allowance for credit losses and higher net charge-offs, which can reduce JPMorganChase’s earnings.
Data quality is essential to JPMorganChase’s business and operations, and if JPMorganChase fails to maintain adequate data management processes, this could adversely affect its ability to effectively manage its businesses, comply with applicable laws, rules and regulations, or remain competitive.
JPMorganChase relies on accurate, timely and complete data to effectively operate its systems and processes, including:
•assessing risk exposures and limits
•monitoring and detecting fraudulent transactions and cyber threats
•developing or maintaining models and other analytical and judgment-based estimations, including those that use machine learning or artificial intelligence
•implementing and maintaining compliance programs, and
•preparing financial statements, disclosures and regulatory reports, as well as internal reporting
Any deficiencies in JPMorganChase’s data management processes, including with respect to the accuracy or completeness of data, the timeliness of data collection, the analysis or validation of data, or the safeguarding of data could undermine the reliability and effectiveness of its operations, including:
•risk management practices, including inaccurate or untimely risk reporting
•delivery of regulatory reporting or internal or external financial reporting
•compliance practices, such as those relating to transaction monitoring, customer screening, blocking and rejecting transactions, recordkeeping or reporting
•business activities, such as those related to managing JPMorganChase's market-making positions and liquidity and capital levels, including reliance on timely data for informed decision-making
•providing services to clients and customers, including transaction processing, lending services, account management and customer support, or
•fraud detection and prevention processes.
Any or all of these factors could impair the ability of JPMorganChase to make sound business decisions, cause it to incur higher operational and compliance costs, result in operational breakdowns or failure to meet its regulatory requirements, negatively affect clients and customers, or lead to reputational harm.
Enhanced regulatory and other standards for the oversight of vendors and other service providers can result in higher costs and other potential exposures.
JPMorganChase must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. JPMorganChase incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its internal and external service providers. JPMorganChase’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect JPMorganChase. Specifically, any such failure could result in:
•potential harm to clients and customers, and any liability associated with that harm
•regulatory fines, penalties or other sanctions
•lower revenues, and the opportunity cost from lost revenues
•increased operational costs, or
•harm to JPMorganChase’s reputation.
JPMorganChase’s risk management framework and control environment will not be effective in identifying and mitigating every risk to JPMorganChase.
Any inadequacy or lapse in JPMorganChase’s risk management framework, governance structure, practices, models or reporting systems, or in its control environment, could expose it to unexpected losses, and its financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:
•hinder the timely escalation of material risk issues to JPMorganChase’s senior management and Board of Directors
•lead to business decisions that have negative outcomes for JPMorganChase
•require significant resources and time to remediate
•lead to non-compliance with laws, rules and regulations
•attract heightened regulatory scrutiny
•expose JPMorganChase to litigation, regulatory investigations or regulatory fines, penalties or other sanctions
•lead to potential harm to customers and clients, and any liability associated with that harm
•harm its reputation, or
•otherwise diminish confidence in JPMorganChase.
Many of JPMorganChase’s risk management strategies and techniques consider historical market behavior and to some degree are based on management’s subjective judgment or assumptions. For example, many models used by JPMorganChase are based on assumptions regarding historical correlations among prices of various asset classes or other market indicators. In times of market stress, including difficult or less liquid market environments, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated. Conversely, previously-correlated indicators may become uncorrelated at those times. Sudden market movements and unanticipated market or economic events could, in some circumstances, limit the effectiveness of JPMorganChase’s risk management strategies, causing it to incur losses.
JPMorganChase could recognize unexpected losses, its capital levels could be reduced and it could face greater regulatory scrutiny if its models, estimations or judgments, including those used in its financial statements, are inadequate or incorrect.
JPMorganChase has developed and uses a variety of models and other analytical and judgment-based estimations to measure, monitor and implement controls over its market, credit, capital, liquidity, operational and other risks. JPMorganChase also uses internal models and estimations as a basis for its stress testing and in connection with the preparation of its financial statements under U.S. generally accepted accounting principles (“U.S. GAAP”).
These models and estimations are based on a variety of assumptions and historical trends, and are periodically reviewed and modified as necessary. The models and estimations that JPMorganChase uses, including those that use machine learning or artificial intelligence, may not be effective in all cases to identify, observe and mitigate risk due to a variety of factors, such as:
•reliance on historical trends that may not persist in the future, including assumptions underlying the models and estimations such as correlations among certain market indicators or asset prices
•inherent limitations associated with forecasting uncertain economic and financial outcomes
•historical trend information may be incomplete, or may not be indicative of severely negative market conditions such as extreme volatility, dislocation or lack of liquidity
•sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain financial instruments
•technology that is introduced to run models or estimations may not perform as expected, or may not be well understood by the personnel using the technology
•models and estimations may contain erroneous data, valuations, formulas or algorithms
•review processes may fail to detect flaws in models and estimations, and

Part I
•models may inadvertently incorporate biases present in data used in the models.
JPMorganChase may experience unexpected losses if models, estimates or judgments used or applied in connection with its risk management activities or the preparation of its financial statements are inadequate or incorrect. For example, where quoted market prices are not available for certain financial instruments that require a determination of their fair value, JPMorganChase may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management estimates and judgment. In addition, JPMorganChase may experience increased uncertainty in its estimates if assets acquired differ from those used to develop those models, which may lead to unexpected losses.
Similarly, JPMorganChase establishes an allowance for expected credit losses related to its credit exposures which requires significant judgments, including forecasts of how macroeconomic conditions might impair the ability of JPMorganChase’s clients and customers to repay their loans or other obligations. These types of estimates and judgments may not prove to be accurate due to a variety of factors, including when the current and forecasted environments are significantly different from the historical environments upon which the models were developed. The increased uncertainty may necessitate a greater degree of judgment and analytics to inform any adjustments that JPMorganChase may make to model outputs than would otherwise be the case.
Some of the models and other analytical and judgment-based estimations used by JPMorganChase in managing risks are subject to review by, and require the approval of, JPMorganChase’s regulators. These reviews are required before JPMorganChase may use those models and estimations for calculating market risk RWA, credit risk RWA and operational risk RWA under Basel III. If JPMorganChase’s models or estimations are not approved by its regulators, it may be subject to higher capital charges, which could adversely affect its financial results or limit the ability to expand its businesses.
Lapses, weaknesses or deficiencies in controls over disclosure or financial reporting could materially affect JPMorganChase’s profitability or reputation.
JPMorganChase’s businesses and operations are subject to complex and evolving laws, rules and regulations, both within and outside the U.S., requiring continuous enhancements to various disclosures in its financial statements and regulatory reports.
There can be no assurance that JPMorganChase’s disclosure controls and procedures will be effective in every circumstance, or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any such lapse, weakness or deficiency could result in inaccurate financial reporting which, in turn, could:
•materially and adversely affect JPMorganChase’s business and results of operations or financial condition
•restrict its ability to access the capital markets
•require it to expend significant resources to correct the lapse, weakness or deficiency
•expose it to litigation or regulatory fines, penalties or other sanctions
•harm its reputation, or
•otherwise diminish investor confidence in JPMorganChase.
Strategic
JPMorganChase’s results or competitive standing could suffer if its management fails to develop and execute effective business strategies, and to anticipate changes affecting those strategies.
The development and execution of effective business strategies by JPMorganChase’s management, along with the ability to anticipate and respond to shifts in the competitive environment, are critical to JPMorganChase's competitive standing and to achieving its strategic objectives. These strategies relate to:
•the products and services that JPMorganChase offers
•the geographies in which it operates
•the types of clients and customers that it serves
•the businesses that it acquires or in which it invests
•the counterparties with which it does business
•the technologies that it adopts or in which it invests, which may include new and currently unproven technologies, and
•the methods, distribution channels and third party service providers by or through which it offers products and services.
If management makes choices about these strategies and goals that prove to be incorrect, are based on incomplete, inaccurate or fraudulent information, do not accurately assess the competitive landscape and industry trends, or fail to address changing regulatory and market environments or the expectations of clients, customers, investors, employees and other stakeholders, then the franchise values and growth prospects of JPMorganChase’s businesses may suffer and its earnings could decline.
JPMorganChase’s growth prospects also depend on management’s ability to develop and execute effective business plans to address these strategic priorities, both in the near term and over longer time horizons. Management’s effectiveness in this regard will affect

JPMorganChase’s ability to develop and enhance its resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by any failure on the part of management to:
•devise effective business plans and strategies
•offer products and services that meet changing expectations of clients and customers
•allocate capital in a manner that promotes long-term stability to enable JPMorganChase to build and invest in market-leading businesses, even in a highly stressed environment
•allocate capital appropriately due to imprecise modeling or subjective judgments made in connection with those allocations
•appropriately assess and monitor principal investments made to enhance or accelerate JPMorganChase's business strategies
•conduct appropriate due diligence on prospective business acquisitions or investments, or effectively integrate newly-acquired businesses
•appropriately address concerns of clients, customers, investors, employees and other stakeholders, including with respect to climate and other ESG matters
•react quickly to changes in market conditions or market structures, or
•develop and enhance the operational, technology, risk, financial and managerial resources and capabilities necessary to grow and manage JPMorganChase’s businesses.
Furthermore, JPMorganChase may incur costs in connection with disposing of excess properties, premises and facilities, and those costs could be material to its results of operations.
JPMorganChase faces significant and increasing competition in the rapidly evolving financial services industry.
JPMorganChase operates in a highly competitive environment in which it must evolve and adapt to changes in financial regulation, technological advances, increased public scrutiny and changes in economic conditions. JPMorganChase expects that competition in the U.S. and global financial services industry will continue to be intense. Competitors include:
•other banks and financial institutions
•trading, advisory and investment management firms
•finance companies
•technology companies, and
•other non-bank firms that are engaged in providing similar as well as new products and services.
JPMorganChase cannot provide assurance that the significant competition in the financial services industry will not materially and adversely affect its future results of operations. For example, aggressive or less disciplined lending practices by non-bank competitors could lead to a loss of market share for traditional banks, and in an economic downturn could result in instability in the financial services industry and adversely impact other market participants, including JPMorganChase.
New competitors in the financial services industry continue to emerge. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities and cryptocurrency trading, lending and other extensions of credit to consumers, payments processing and online automated algorithmic-based investment advice. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other products and services, including deposits and other traditional banking products, could be significantly disrupted by the use of new technologies, such as cryptocurrencies and other applications using secure distributed ledgers, that may not require intermediation. New technologies have required and could require JPMorganChase to spend more to modify or adapt its products to attract and retain clients and customers or to match products and services offered by its competitors, including technology companies. In addition, new technologies may be used by customers, or breached or infiltrated by third parties, in unexpected ways, which can increase JPMorganChase’s costs for complying with laws, rules and regulations that apply to the offering of products and services through those technologies and reduce the income that JPMorganChase earns from providing products and services through those technologies.
Ongoing or increased competition may put pressure on the pricing for JPMorganChase’s products and services or may cause JPMorganChase to lose market share, particularly with respect to traditional banking products. This competition may be based on quality and variety of products and services offered, transaction execution, innovation, reputation and price. The failure of any of JPMorganChase’s businesses to meet the expectations of clients and customers, whether due to general market conditions, under-performance, a decision not to offer a particular product or service, changes in client and customer expectations or other factors, could affect JPMorganChase’s ability to attract or retain clients and customers. Any such impact could, in turn, reduce

Part I
JPMorganChase’s revenues. Increased competition also may require JPMorganChase to make additional capital investments in its businesses, or to extend more of its capital on behalf of its clients to remain competitive.
The effects of climate change could adversely affect JPMorganChase’s business and operations, both directly and as a result of impacts on its clients and customers.
JPMorganChase operates in many regions, countries and communities around the world where its business, and the activities of its clients and customers, could be adversely affected by climate change. Climate change could manifest as a financial risk to JPMorganChase either through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Both physical risks and transition risks associated with climate change could have negative impacts on the financial condition or creditworthiness of JPMorganChase’s clients and customers, on JPMorganChase's exposure to affected companies and markets, and on the effectiveness of JPMorganChase’s existing business strategy with respect to its operations, clients and customers.
Physical risks include the increased frequency or severity of acute weather events, such as floods, wildfires and tropical cyclones, and chronic shifts in the climate, such as rising sea levels, persistent changes in precipitation levels, or increases in average ambient temperatures. Potential adverse impacts of climate-related physical risks to JPMorganChase, its clients or customers include:
•declines in asset values, including due to the destruction or degradation of property
•reduced availability or increased cost of insurance for clients of JPMorganChase
•interruptions to business operations, including supply chain disruption, and
•population migration or unemployment in affected regions.
Transition risks arise from the financial and economic consequences of society’s shift towards a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Potential adverse impacts of transition risks to JPMorganChase, its clients or customers include:
•sudden devaluation of assets, including unanticipated write-downs (“stranded assets”)
•increased operational and compliance costs driven by changes in climate policy
•increased energy costs driven by governmental actions and initiatives such as emission pricing and accelerated decarbonization policies
•negative consequences to business models, and the need to make changes in response to those consequences, and
•damage to JPMorganChase’s reputation, including due to any perception that its business practices are contrary to public policy or the preferences of different stakeholders.
Climate risks can also arise from inconsistencies and conflicts in the manner in which climate policy and financial regulations are implemented in the many regions where JPMorganChase operates, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Additionally, internal models and estimations used in climate risk assessments have an increased level of uncertainty due to limited historical trend information and the absence of standardized, reliable and comprehensive greenhouse gas emissions data, which could lead to inaccurate disclosures or financial reporting.
Conduct
Conduct failure by JPMorganChase employees can harm clients and customers, impact market integrity, damage JPMorganChase’s reputation and trigger litigation and regulatory action.
JPMorganChase’s employees interact with clients, customers, counterparties and other market and industry participants, and with each other, every day. All employees are expected to demonstrate values and exhibit the behaviors that are an integral part of JPMorganChase’s Code of Conduct and Business Principles. JPMorganChase endeavors to embed conduct risk management throughout an employee’s life cycle, including recruiting, onboarding, training and development, and performance management. Conduct risk management is also an integral component of JPMorganChase’s promotion and compensation processes.
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
JPMorganChase’s reputation could be harmed by, and collateral consequences could result from, a failure by one or more employees to conduct themselves in accordance with JPMorganChase’s expectations, policies and practices, including by acting in ways that harm clients, customers, other market participants, employees or others. Some examples of this include:
•improperly selling and marketing JPMorganChase’s products or services
•engaging in insider trading, market manipulation or unauthorized trading
•engaging in improper or fraudulent behavior in connection with government relief programs
•facilitating a transaction where a material objective is to achieve a particular tax, accounting or financial disclosure treatment that may be subject to scrutiny by governmental or regulatory authorities, or where the proposed treatment is unclear or may not reflect the economic substance of the transaction
•failing to fulfill fiduciary obligations or other duties owed to clients or customers
•violating antitrust or anti-competition laws by colluding with other market participants
•using electronic communications channels that have not been approved by JPMorganChase
•engaging in discriminatory behavior or harassment with respect to clients, customers or employees, or acting contrary to JPMorganChase’s goal of fostering an inclusive workplace
•managing or reporting risks in ways that subordinate JPMorganChase’s risk appetite to business performance goals or employee compensation objectives, and
•misappropriating property, confidential or proprietary information, or technology assets belonging to JPMorganChase, its clients and customers or third parties.
The consequences of any failure by one or more employees to conduct themselves in accordance with JPMorganChase’s expectations, policies or practices could include litigation, or regulatory or other governmental investigations or enforcement actions. Any of these proceedings or actions could result in judgments, settlements, fines, penalties or other sanctions, or lead to:
•financial losses
•increased operational and compliance costs
•greater scrutiny by regulators and other parties
•regulatory actions that require JPMorganChase to restructure, curtail or cease certain of its activities
•the need for significant oversight by JPMorganChase’s management
•loss of clients or customers, and
•harm to JPMorganChase’s reputation.
The foregoing risks could be heightened with respect to newly-acquired businesses if JPMorganChase fails to successfully integrate employees of those businesses or any of those employees do not conduct themselves in accordance with JPMorganChase's expectations, policies and practices.
Reputation
Damage to JPMorganChase’s reputation could harm its businesses.
Maintaining trust in JPMorganChase is critical to its ability to attract and retain clients, customers, investors and employees. Damage to JPMorganChase’s reputation can therefore cause significant harm to JPMorganChase’s business and prospects, and can arise from numerous sources, including:
•employee misconduct, including discriminatory behavior or harassment with respect to clients, customers or employees, or actions that are contrary to JPMorganChase’s goal of fostering an inclusive workplace
•security breaches, including as a result of cyber attacks
•failure to safeguard client, customer or employee information
•failure to manage risks associated with its client relationships, or with transactions or business activities in which JPMorganChase or its clients engage, including transactions or activities that may be unpopular among one or more constituencies
•rapid and broad dissemination of misinformation and disinformation across the media landscape, including social networking sites
•incorrect, biased or misleading results or content generated by artificial intelligence, leading to harmful outcomes, including discrimination in lending practices against vulnerable populations, fraud, manipulation of customers, privacy breaches or intellectual property infringement
•deficiencies or perceived failures in managing ESG-related initiatives, including modifying or failing to meet publicly-announced targets
•operational failures
•litigation or regulatory fines, penalties or other sanctions
•actions taken in executing regulatory and governmental requirements during a global or regional health emergency, spread of infectious disease, epidemic or pandemic
•regulatory investigations or enforcement actions, or resolutions of these matters, and
•failure or perceived failure to comply with laws, rules or regulations by JPMorganChase or its clients,

Part I
customers, counterparties or other parties, including newly-acquired businesses, companies in which JPMorganChase has made principal investments, parties to joint ventures with JPMorganChase, and vendors with which JPMorganChase does business.
Social and environmental activists have been targeting JPMorganChase and other financial services firms with public criticism concerning their business practices, including business relationships with clients that are engaged in certain sensitive industries, such as companies:
•whose products are or are perceived to be harmful to human health, or
•whose activities negatively affect or are perceived to negatively affect the environment, workers’ rights or communities.
Activists have also taken actions intended to change or influence JPMorganChase’s business practices with respect to ESG matters, including public protests at JPMorganChase’s headquarters and other properties, and submitting specific ESG-related proposals for a vote by JPMorganChase’s shareholders.
In addition, JPMorganChase has been and expects that it will continue to be criticized by activists, politicians and other members of the public concerning business practices or positions taken by JPMorganChase with respect to matters of public policy (such as diversity, equity and inclusion initiatives) or regarding transactions or other business or interactions between JPMorganChase and governmental or regulatory bodies. Furthermore, JPMorganChase's relationships or ability to transact with clients and customers, and with governmental or regulatory bodies in jurisdictions in which JPMorganChase does business, could be adversely affected if its decisions with respect to doing business with companies in certain sensitive industries are perceived to harm those companies or to align with particular political viewpoints. The foregoing types of criticism can be more widespread during election years in various jurisdictions, and could have the effect of focusing attention on a company such as JPMorganChase as part of a wider public debate on public policy matters. Furthermore, JPMorganChase's participation in or association with certain environmental and social industry groups or initiatives could be viewed by activists or governmental authorities as boycotting or other discriminatory business behavior.
These and other types of criticism and actions directed at JPMorganChase could potentially engender dissatisfaction among clients, customers, investors, employees, government officials and other stakeholders. In all of these cases, JPMorganChase’s reputation and its business and results of operations could be harmed by:
•greater scrutiny from governmental or regulatory bodies, or further criticism from politicians and other members of the public, including in the form of governmental or regulatory investigations or litigation
•unfavorable coverage or commentary in the media, including through social media campaigns
•certain clients and customers ceasing doing business with JPMorganChase, and encouraging others to do so
•impairment of JPMorganChase’s ability to attract new clients and customers, to expand its relationships with existing clients and customers, or to hire or retain employees, or
•certain investors opting to divest from investments in securities of JPMorganChase.
Actions by the financial services industry generally or individuals in the industry can also affect JPMorganChase’s reputation. For example, the reputation of the industry as a whole can be damaged by concerns that:
•consumers have been treated unfairly by a financial institution, or
•a financial institution has acted inappropriately with respect to the methods used to offer products to customers.
If JPMorganChase is perceived to have engaged in these types of behaviors, this could weaken its reputation among clients or customers, employees or other stakeholders.
Failure to effectively manage potential conflicts of interest or to satisfy fiduciary obligations can result in litigation and enforcement actions, as well as damage JPMorganChase’s reputation.
JPMorganChase’s ability to manage potential conflicts of interest is highly complex due to the broad range of its business activities which encompass a variety of transactions, obligations and interests with and among JPMorganChase’s clients and customers. JPMorganChase can become subject to litigation, enforcement actions, and heightened regulatory scrutiny, and its reputation can be damaged, by the failure or perceived failure to:
•adequately address or appropriately disclose conflicts of interest, including potential conflicts of interest that may arise in connection with providing multiple products and services in, or having one or more investments related to, the same transaction
•identify and address any conflict of interest that a third party with which it is does business may have with respect to a transaction involving JPMorganChase
•deliver appropriate standards of service and quality

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
A failure or perceived failure to appropriately address conflicts of interest or fiduciary obligations could result in customer dissatisfaction, litigation and regulatory fines, penalties or other sanctions, and heightened regulatory scrutiny and enforcement actions, all of which can lead to lost revenue and higher operating costs and cause serious harm to JPMorganChase’s reputation.
Country
An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the global economy and on JPMorganChase’s businesses within the affected region or globally.
Aggressive actions by hostile governments or groups, including armed conflict or intensified cyber attacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in:
•worldwide economic disruption
•heightened volatility in financial markets
•severe declines in asset values, accompanied by widespread sell-offs of investments
•sudden increases in prices in the energy and commodity markets or for certain safe haven currencies
•substantial depreciation of local currencies, potentially leading to defaults by borrowers and counterparties in the affected region
•disruption of global trade
•diminished consumer, business and investor confidence
•refugee and humanitarian crises, and
•new economic sanctions or other regulatory requirements, including those that introduce exceptional compliance challenges for multinational companies such as JPMorganChase.
Any of the above consequences could have significant negative effects on JPMorganChase’s operations and earnings, both in the countries or regions directly affected by the hostilities or globally. Further, if the U.S. were to become directly involved in such a conflict, this could lead to a curtailment of any operations that JPMorganChase may have in the affected countries or region, as well as in any nation that is aligned against the U.S. in the hostilities. JPMorganChase could also experience more numerous and aggressive cyber attacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.
JPMorganChase’s business and operations in certain countries can be adversely affected by local economic, political, regulatory and social factors.
Some of the countries in which JPMorganChase conducts business have economies or markets that are less developed and more volatile or may have political, legal and regulatory regimes that are less established or predictable than other countries in which JPMorganChase operates. In addition, in some jurisdictions in which JPMorganChase conducts business, the local economy and business activities are subject to substantial government influence or control. Some of these countries have in the past experienced economic disruptions, including:
•extreme currency fluctuations
•high inflation
•low or negative growth
•defaults or reduced ability to service sovereign debt and
•increased fraud or other misrepresentation of value.
The governments in these countries have sometimes reacted to these developments by imposing restrictive policies that adversely affect the local and regional business environment, such as:
•price, capital or exchange controls, including imposition of punitive transfer and convertibility restrictions or forced currency exchange
•expropriation or nationalization of assets, including client assets, or confiscation of property, including intellectual property, and
•changes in laws, rules and regulations.
The impact of these actions could be accentuated in trading markets that are smaller, less liquid and more volatile than more-developed markets. These types of government actions can negatively affect JPMorganChase’s operations in the relevant country, either directly or by suppressing the business activities of local clients or multi-national clients that conduct business in the jurisdiction.
In addition, emerging markets countries, as well as more developed countries, have been susceptible to

Part I
unfavorable social developments arising from poor economic conditions or governmental actions, including:
•widespread demonstrations, civil unrest or general strikes
•crime and corruption
•security and personal safety issues
•an outbreak or escalation of hostilities, or other geopolitical instabilities
•overthrow of incumbent governments
•terrorist attacks, and
•other forms of internal discord.
These economic, political, regulatory and social developments have in the past resulted in, and in the future could lead to, conditions that can adversely affect JPMorganChase’s operations in those countries and impair the revenues, growth and profitability of those operations. In addition, any of these events or circumstances in one country can affect JPMorganChase’s operations and investments in another country or countries, including in the U.S.
People
JPMorganChase’s ability to attract and retain qualified employees is critical to its success.
JPMorganChase’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. JPMorganChase endeavors to attract talented new employees from a variety of backgrounds and retain, develop and motivate its existing employees. JPMorganChase's efforts to hire and retain talented employees could be hindered by factors such as:
•the emerging need for more-skilled workers in an evolving labor and workplace environment, including due to changes in technology
•targeted recruitment of JPMorganChase employees by competitors, and
•modifications to or discontinuation of JPMorganChase's hybrid work models.
JPMorganChase's performance and competitive position could be materially and adversely affected if it is unable to attract or retain qualified employees for its workforce or to devise and execute effective succession planning for key leadership roles, such as the Chief Executive Officer, members of the Operating Committee and other senior leaders.
In addition, advances in technology, such as automation and artificial intelligence, may lead to workforce displacement. This could require JPMorganChase to invest in additional employee training, manage impacts on morale and retention, and compete for employment candidates who possess more advanced technological skills, all of which could have a negative impact on JPMorganChase's business and operations.
Unfavorable changes in immigration or travel policies could adversely affect JPMorganChase’s businesses and operations.
JPMorganChase relies on the skills, knowledge and expertise of employees located throughout the world. Changes in immigration or travel policies in the U.S. and other countries that unduly restrict or otherwise make it more difficult for employees or their family members to work in, or travel to or transfer between, jurisdictions in which JPMorganChase has operations or conducts its business could inhibit JPMorganChase’s ability to attract and retain qualified employees, and thereby dilute the quality of its workforce, or could prompt JPMorganChase to make structural changes to its worldwide or regional operating models that cause its operations to be less efficient or more costly.
Legal
JPMorganChase faces significant legal risks from litigation and formal and informal regulatory and government investigations.
JPMorganChase is named as a defendant or is otherwise involved in many legal proceedings, including class actions, derivative actions and other litigation or disputes with third parties, as well as criminal proceedings. Actions currently pending against JPMorganChase may result in judgments, settlements, fines, penalties or other sanctions adverse to JPMorganChase. Any of these matters could materially and adversely affect JPMorganChase’s business, financial condition or results of operations, or cause serious reputational harm. As a participant in the financial services industry, it is likely that JPMorganChase will continue to experience a high level of litigation and regulatory and government investigations related to its businesses and operations.
Regulators and other government agencies conduct examinations of JPMorganChase and its subsidiaries both on a routine basis and in targeted exams, and JPMorganChase’s businesses and operations are subject to heightened regulatory oversight. This heightened regulatory scrutiny, or the results of such an investigation or examination, may lead to additional regulatory investigations or enforcement actions. There is no assurance that those actions will not result in resolutions or other enforcement actions against JPMorganChase. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings, either by multiple federal, state or local agencies and officials in the U.S. or, in some instances, regulators and other governmental officials in non-U.S. jurisdictions.

In addition, if another financial institution violates a law or regulation relating to a particular business activity or practice, this will often give rise to an investigation by regulators and other governmental agencies of the same or similar activity or practice by JPMorganChase.
JPMorganChase could become subject to a significant regulatory investigation and be unable to disclose specific information concerning that investigation to the public if such a disclosure would violate JPMorganChase’s obligations under applicable rules and regulations to maintain the confidentiality of confidential supervisory information, even if the resolution of that investigation could have a material adverse effect on JPMorganChase’s business, operations, results or financial condition.
Regulatory investigations, examinations or other initiatives by U.S. and non-U.S. governmental authorities may subject JPMorganChase to judgments, settlements, fines, penalties or other sanctions, and may require JPMorganChase to restructure its operations and activities or to cease offering certain products or services. All of these potential outcomes could harm JPMorganChase’s reputation or lead to higher operational costs, thereby reducing JPMorganChase’s profitability, or result in collateral consequences. In addition, the extent of JPMorganChase’s exposure to legal and regulatory matters can be unpredictable and could, in some cases, exceed the amount of reserves that JPMorganChase has established for those matters.

Parts I and II
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Refer to the Operational Risk Management section of Management’s discussion and analysis on pages 153–156 for a discussion of cybersecurity risk.
Item 2. Properties.
JPMorganChase’s headquarters is located in New York City at 383 Madison Avenue, a 47-story office building that it owns. The demolition of the Firm's former headquarters at 270 Park Avenue in New York City was completed in 2021, and construction of a new headquarters on the same site is nearing completion.
The Firm owned or leased facilities in the following locations at December 31, 2024.

December 31, 2024 (in millions)	Approximate square footage

United States(a)
New York City, New York
383 Madison Avenue, New York, New York	1.1
All other New York City locations	6.0
Total New York City, New York	7.1

Other U.S. locations
Columbus/Westerville, Ohio	3.5
Chicago, Illinois	2.7
Dallas/Plano/Fort Worth, Texas	2.5
Wilmington/Newark, Delaware	2.1
Houston, Texas	1.6
Jersey City, New Jersey	1.4
Phoenix/Tempe, Arizona	1.3
All other U.S. locations	33.8
Total United States	56.0

Europe, the Middle East and Africa (“EMEA”)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	2.3
All other EMEA locations	1.5
Total EMEA	5.2

Asia-Pacific, Latin America and Canada
India	6.4
Philippines	1.8
All other locations	2.8
Total Asia-Pacific, Latin America and Canada	11.0
Total	72.2
(a)At December 31, 2024, the Firm owned or leased 4,966 branches in 48 states and Washington D.C.
The premises and facilities occupied by JPMorganChase are collectively used across all of the Firm’s business segments and for corporate purposes. JPMorganChase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its properties (including the premises and facilities noted above) are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess properties, premises or facilities, or that it will not incur costs in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. Refer to the Consolidated Results of Operations on pages 59–62 for information on occupancy expense.
Item 3. Legal Proceedings.
Refer to Note 30 for a description of the Firm’s material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for registrant’s common equity
JPMorganChase’s common stock is listed and traded on the New York Stock Exchange. Refer to “Five-year stock performance,” on page 51 for a comparison of the cumulative total return for JPMorganChase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financials Index over the five-year period ended December 31, 2024.
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 105 for information on the common dividend payout ratio. Refer to Note 21 and Note 26 for discussions of restrictions on dividend payments. On January 31, 2025, there were 196,005 holders of record of JPMorganChase common stock. Refer to Part III, Item 12 on page 43 for information regarding securities authorized for issuance under the Firm’s employee share-based incentive plans.
Repurchases under the common share repurchase program
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 105 for information regarding repurchases under the Firm’s common share repurchase program.
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
Shares repurchased pursuant to the common share repurchase programs during 2024 were as follows:

Year ended December 31, 2024	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	15,869,936	$179.50	$2,849	$16,886
Second quarter	27,019,730	196.83	5,318	11,568	(c)
Third quarter	30,343,933	209.61	6,361	23,639
October	6,173,254	218.00	1,345	22,294
November	5,142,243	241.03	1,240	21,054
December	7,170,130	241.10	1,728	19,326
Fourth quarter	18,485,627	233.37	4,313	19,326
Full year	91,719,226	$205.43	$18,841	$19,326
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on net share repurchases commencing January 1, 2023.
(b)Represents the amount remaining under the $30 billion repurchase program.
(c)The remaining $11.6 billion of share repurchase capacity under the prior Board authorization was canceled when the new $30 billion repurchase program was authorized by the Board of Directors effective July 1, 2024.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 52–167. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 172–321.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis on pages 141–149 for a discussion of quantitative and qualitative disclosures about market risk.

Parts II and III
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 14, 2025, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm (PCAOB ID 238), appear on pages 169–321.
The “Glossary of Terms and Acronyms’’ is included on pages 327–333.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”), provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2024. Refer to “Management’s report on internal control over financial reporting” on page 168.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 168 for further information. There was no change in the Firm’s internal control over financial reporting (as defined in
Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Item 9B. Other Information.
Director and executive officer trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the fourth quarter of 2024 by any director or any officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (“Section 16 Director or Officer”). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the fourth quarter of 2024. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the fourth quarter of 2024.

Name	Title	Adoption date	Duration(c)	Aggregate number of shares to be sold
Lori Beer	Chief Information Officer	November 15, 2024	November 15, 2024 - March 31, 2025	4,105
James Dimon(a)	Chairman and CEO	November 7, 2024	November 7, 2024 - August 1, 2025	1,000,000
Robin Leopold	Head of Human Resources	November 4, 2024	November 4, 2024 - December 31, 2025	2,500
Jennifer Piepszak(b)	Co-CEO, CIB	October 30, 2024	October 30, 2024 - March 31, 2025	8,545
Troy Rohrbaugh	Co-CEO, CIB	November 15, 2024	November 15, 2024 - June 30, 2025	75,000
(a)Transaction by trusts and an entity of which Mr. Dimon has either a direct or indirect pecuniary interest.
(b)On January 14, 2025, JPMorganChase announced that Ms. Piepszak became a Chief Operating Officer of the Firm, effective January 14, 2025.
(c)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Parts III and IV

Item 10. Directors, Executive Officers and Corporate Governance.
Executive officers of the registrant

	Age
Name	(at December 31, 2024)	Positions and offices
James Dimon	68	Chairman of the Board since December 2006 and Chief Executive Officer since December 2005.
Ashley Bacon	55	Chief Risk Officer since June 2013.
Jeremy Barnum	52	Chief Financial Officer since May 2021, prior to which he was Head of Global Research for the former Corporate & Investment Bank since February 2021. He previously served as Chief Financial Officer of the former Corporate & Investment Bank from July 2013 until February 2021.
Lori A. Beer	57	Chief Information Officer since September 2017.
Mary Callahan Erdoes	57	Chief Executive Officer of Asset & Wealth Management since September 2009.
Stacey Friedman	56	General Counsel since January 2016.
Marianne Lake	55
Chief Executive Officer of Consumer & Community Banking since January 2024, having previously served as its Co-Chief Executive Officer since May 2021. She was Chief Executive Officer of Consumer Lending from May 2019 until May 2021.

Robin Leopold	60	Head of Human Resources since January 2018.
Jennifer A. Piepszak(a)(b)	54
Co-Chief Executive Officer of the Commercial & Investment Bank, having previously served as Co-Chief Executive Officer of Consumer & Community Banking since May 2021, prior to which she had been Chief Financial Officer since May 2019.

Daniel E. Pinto(a)(b)	62
President and Chief Operating Officer since January 2022, Co-President and Co-Chief Operating Officer since January 2018. He also served as Chief Executive Officer of the former Corporate & Investment Bank from March 2014 until January 2024.

Troy Rohrbaugh(a)	54
Co-Chief Executive Officer of the Commercial & Investment Bank since January 2024, prior to which he had been the Co-Head of Markets & Securities Services since June 2023. He was Head of Global Markets from January 2019 until June 2023.

Unless otherwise noted, during the five fiscal years ended December 31, 2024, all of JPMorganChase’s above-named executive officers have continuously held senior-level positions with JPMorganChase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of this 2024 Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be held on May 20, 2025, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2024.
(a)Effective in the second quarter of 2024, JPMorganChase reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank. Refer to Business Segment & Corporate Results on page 70 for further information.
(b)On January 14, 2025, JPMorganChase announced new responsibilities for certain executives: Mr. Pinto will retire at the end of 2026, will relinquish his duties as President and Chief Operating Officer as of June 30, 2025, and will continue to serve as Vice Chairman through the end of 2026; Ms. Piepszak became a Chief Operating Officer of the Firm, effective January 14, 2025; and Doug Petno, Co-Head of Global Banking, succeeded Ms. Piepszak as co-Chief Executive Officer of the Commercial & Investment Bank. Refer to Recent events on page 57 of this 2024 Form 10-K for further information.
Code of Conduct and Code of Ethics
JPMorganChase has adopted, and posted on its website at https://www.jpmorganchase.com, a Code of Conduct for all employees of the Firm and a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other professionals of the Firm worldwide serving in a finance, accounting, treasury, tax or investor relations role. The Code of Ethics is also available in print upon request to the Firm’s Investor Relations team. Within the time period required by the SEC, JPMorganChase will post on its website any amendment to the Code of Ethics and any waiver applicable to a director or executive officer.
Insider Trading Policy
JPMorganChase has adopted an insider trading policy applicable to its directors, officers and employees, as well as to JPMorganChase itself, governing the purchase, sale and other dispositions of the Firm’s securities (the “Insider Trading Policy”). The Firm believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and the listing standards of the New York Stock Exchange relating to insider trading. The Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Item 11. Executive Compensation.
Refer to Item 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Refer to Item 10 for security ownership of certain beneficial owners and management.
The following table sets forth the total number of shares available for issuance under JPMorganChase’s employee share-based incentive plans (including shares available for issuance to non-employee directors). The Firm is not authorized to grant share-based incentive awards to non-employees, other than to non-employee directors.

December 31, 2024	Number of shares to be issued upon exercise of outstanding stock appreciation rights		Weighted-average exercise price of outstanding stock appreciation rights	Number of shares remaining available for future issuance under stock incentive plans
Plan category
Employee share-based incentive plans approved by shareholders	2,250,000	(a)	$152.19	81,151,866	(b)
Total	2,250,000		$152.19	81,151,866
(a)Does not include restricted stock units or performance stock units granted under the shareholder-approved Long-Term Incentive Plan (“LTIP”), as amended and restated effective May 21, 2024. Refer to Note 9 for further information.
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

The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 169.

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

3.4
Certificate of Designations for 5.75% Non-Cumulative Preferred Stock, Series DD (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 21, 2018).

3.5
Certificate of Designations for 6.00% Non-Cumulative Preferred Stock, Series EE (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 24, 2019).

3.6
Certificate of Designations for 4.75% Non-Cumulative Preferred Stock, Series GG (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2019).

3.7
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series II (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 24, 2020).

3.8
Certificate of Designations for 4.55% Non-Cumulative Preferred Stock, Series JJ (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 17, 2021).

3.90
Certificate of Designations for 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series KK (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 12, 2021).

3.10
Certificate of Designations for 4.625% Non-Cumulative Preferred Stock, Series LL (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 20, 2021).

3.11
Certificate of Designations for 4.20% Non-Cumulative Preferred Stock, Series MM (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2021).

3.12
Certificate of Designations for 6.875% Non-Cumulative Preferred Stock, Series NN (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File 1-5805) filed March 12, 2024).

3.13
Certificate of Designations for 6.500% Non-Cumulative Preferred Stock, Series OO (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K of JPMorgan Chase & Co. (File 1-5808) filed February 4, 2025).

3.14
By-laws of JPMorgan Chase & Co., as amended, effective September 19, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 22, 2023).

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

10.1
Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.2
2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.3
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
JPMorgan Chase & Co. Amended and Restated Long-Term Incentive Plan, effective May 21, 2024 (incorporated by reference to the Appendix of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 8, 2024).(a)

10.5
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2014 (incorporated by reference to Appendix G of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).(a)

10.6
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.7
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

Part IV

10.8
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.9
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2016).(a)

10.10
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 16, 2018 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2017).(a)

10.11
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 15, 2019 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2018).(a)

10.12
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2019).(a)

10.13
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 19, 2021(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2020).(a)

10.14
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for Chairman/Chief Executive Officer, dated July 20, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 20, 2021).(a)

10.15
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for President and Chief Operating Officer, dated December 14, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed December 15, 2021).(a)

10.16
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 18, 2022 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2021).(a)

10.17
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 17, 2023 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2022).(a)

10.18
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 16, 2024 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2023).(a)

10.19
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2025.(a)(b)

46

10.20
Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended September 30, 2019).

10.21
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2021, as amended (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2021).(a)

19	Insider Trading Policy - Firmwide(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2024 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2	Subsidiary Guarantors and Issuers of Guaranteed Securities.(b)

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

97	Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.(b)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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
(d)    Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated balance sheets as of December 31, 2024 and 2023, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

page 48 not used

48

Table of contents

Financial:		Audited financial statements:

50	Three-Year Summary of Consolidated Financial Highlights	168	Management’s Report on Internal Control Over Financial Reporting

51	Five-Year Stock Performance	169	Report of Independent Registered Public Accounting Firm

Management’s discussion and analysis:		172	Consolidated Financial Statements

52	Introduction	177	Notes to Consolidated Financial Statements

54	Executive Overview

59	Consolidated Results of Operations

63	Consolidated Balance Sheets and Cash Flows Analysis	Supplementary information:

67	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	322	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

70	Business Segment & Corporate Results	327	Glossary of Terms and Acronyms

91	Firmwide Risk Management

96	Strategic Risk Management

97	Capital Risk Management

108	Liquidity Risk Management

117	Credit and Investment Risk Management

141	Market Risk Management

150	Country Risk Management

152	Climate Risk Management

153	Operational Risk Management

161	Critical Accounting Estimates Used by the Firm

165	Accounting and Reporting Developments

167	Forward-Looking Statements

JPMorgan Chase & Co./2024 Form 10-K	49

Financial
THREE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

As of or for the year ended December 31, (in millions, except per share, ratio, employee data and where otherwise noted)
	2024		2023	2022
Selected income statement data
Total net revenue	$177,556	(e)	$158,104	$128,695
Total noninterest expense	91,797	(e)	87,172	76,140
Pre-provision profit(a)	85,759		70,932	52,555
Provision for credit losses	10,678		9,320	6,389
Income before income tax expense	75,081		61,612	46,166
Income tax expense	16,610		12,060	8,490
Net income	$58,471		$49,552	$37,676
Earnings per share data
Net income: Basic	$19.79		$16.25	$12.10
Diluted	19.75		16.23	12.09
Average shares: Basic	2,873.9		2,938.6	2,965.8
Diluted	2,879.0		2,943.1	2,970.0
Market and per common share data
Market capitalization	670,618		489,320	393,484
Common shares at period-end	2,797.6		2,876.6	2,934.2
Book value per share	116.07		104.45	90.29
Tangible book value per share (“TBVPS”)(a)	97.30		86.08	73.12
Cash dividends declared per share	4.80		4.10	4.00
Selected ratios and metrics
Return on common equity (“ROE”)	18%		17%	14%
Return on tangible common equity (“ROTCE”)(a)	22		21	18
Return on assets (“ROA”)	1.43		1.30	0.98
Overhead ratio	52		55	59
Loans-to-deposits ratio	56		55	49
Firm Liquidity coverage ratio (“LCR”) (average)(b)	113		113	112
JPMorgan Chase Bank, N.A. LCR (average)(b)	124		129	151
Common equity Tier 1 (“CET1”) capital ratio(c)(d)	15.7		15.0	13.2
Tier 1 capital ratio(c)(d)	16.8		16.6	14.9
Total capital ratio(c)(d)	18.5		18.5	16.8
Tier 1 leverage ratio(b)(c)	7.2		7.2	6.6
Supplementary leverage ratio (“SLR”)(b)(c)	6.1		6.1	5.6
Selected balance sheet data (period-end)
Trading assets	$637,784		$540,607	$453,799
Investment securities, net of allowance for credit losses	681,320		571,552	631,162
Loans	1,347,988		1,323,706	1,135,647
Total assets	4,002,814		3,875,393	3,665,743
Deposits	2,406,032		2,400,688	2,340,179
Long-term debt	401,418		391,825	295,865
Common stockholders’ equity	324,708		300,474	264,928
Total stockholders’ equity	344,758		327,878	292,332
Employees	317,233		309,926	293,723
Credit quality metrics
Allowances for credit losses	$26,866		$24,765	$22,204
Allowance for loan losses to total retained loans	1.87%		1.75%	1.81%
Nonperforming assets	$9,300		$7,597	$7,247
Net charge-offs	8,638		6,209	2,853
Net charge-off rate	0.68%		0.52%	0.27%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 67–69 for a discussion of these measures.
(b)For the years ended December 31, 2024, 2023 and 2022, the percentage represents average ratios for the three months ended December 31, 2024, 2023 and 2022.
(c)The ratios reflect the Current Expected Credit Losses (“CECL”) capital transition provisions. Refer to Note 27 for additional information.
(d)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 97–107 for additional information.
(e)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, both recorded in the second quarter of 2024. Refer to Executive Overview on pages 54–58, and Notes 2 and 6 for additional information on the exchange offer for Visa Class B-1 common stock.

50	JPMorgan Chase & Co./2024 Form 10-K

FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) common stock with the cumulative return of the S&P 500 Index, the KBW Bank Index and the S&P Financials Index. The S&P 500 Index is a commonly referenced equity benchmark in the United States of America (“U.S.”), consisting of leading companies from different economic sectors. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S. and is composed of leading national money center and regional banks and thrifts. The S&P Financials Index is an index of financial companies, all of which are components of the S&P 500. The Firm is a component of all three industry indices.
The following table and graph assume simultaneous investments of $100 on December 31, 2019, in JPMorganChase common stock and in each of the above indices. The comparison assumes that all dividends were reinvested.

December 31, (in dollars)	2019	2020	2021	2022	2023	2024
JPMorganChase	$100.00	$94.48	$120.68	$105.48	$137.91	$198.96
KBW Bank Index	100.00	89.69	124.08	97.53	96.66	132.62
S&P Financials Index	100.00	98.24	132.50	118.54	132.94	173.57
S&P 500 Index	100.00	118.39	152.34	124.75	157.54	196.96

December 31,
(in dollars)

JPMorganChase
KBW Bank
S&P Financials
S&P 500
200
175
150
125
100
75
2019
2020
2021
2022
2023
2024

JPMorgan Chase & Co./2024 Form 10-K	51

Management’s discussion and analysis
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorganChase for the year ended December 31, 2024. The MD&A is included in both JPMorganChase’s Annual Report for the year ended December 31, 2024 (“Annual Report”) and its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K” or “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Refer to the Glossary of terms and acronyms on pages 327–333 for definitions of terms and acronyms used throughout the Annual Report and the 2024 Form 10-K.
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-K and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 167 and Part 1, Item 1A: Risk Factors in this Form 10-K on pages 10-37 for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.

INTRODUCTION
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.0 trillion in assets and $344.8 billion in stockholders’ equity as of December 31, 2024. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorganChase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. JPMorganChase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorganChase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiaries outside the U.S. are J.P. Morgan Securities plc and J.P. Morgan SE (“JPMSE”), which are subsidiaries of JPMorgan Chase Bank, N.A. and are based in the United Kingdom (“U.K.”) and Germany, respectively.
Business segments & Corporate: Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank. As a result of the reorganization, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm’s consumer business segment is CCB, and the Firm’s wholesale business segments are CIB and AWM.
A description of each of the Firm’s reportable business segments, and the products and services that they provide to their respective client bases, as well as a description of Corporate activities, is provided in the Management’s discussion and analysis of financial condition and results of operations section of this Form 10-K (“Management’s discussion and analysis” or “MD&A”) under the heading “Business Segment & Corporate Results,” which begins on page 70, and in Note 32.
First Republic: On May 1, 2023, JPMorganChase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the Federal Deposit Insurance Corporation (“FDIC”). References in this Form 10-K to “associated with First Republic,” “impact of First Republic” or similar expressions refer to the relevant effects of the First Republic acquisition, as well as subsequent related business and activities, as applicable. Refer to Note 34 for additional information.

52	JPMorgan Chase & Co./2024 Form 10-K

The Firm’s website is www.jpmorganchase.com. JPMorganChase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorganChase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-K, is not incorporated by reference into this 2024 Form 10-K or the Firm’s other filings with the SEC.

JPMorgan Chase & Co./2024 Form 10-K	53

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of the Firm’s 2024 Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, the 2024 Form 10-K should be read in its entirety.

Financial performance of JPMorganChase
Year ended December 31, (in millions, except per share data and ratios)
	2024	2023	Change
Selected income statement data
Noninterest revenue	$84,973	$68,837	23%
Net interest income	92,583	89,267	4
Total net revenue	177,556	158,104	12
Total noninterest expense	91,797	87,172	5
Pre-provision profit	85,759	70,932	21
Provision for credit losses	10,678	9,320	15
Net income	58,471	49,552	18
Diluted earnings per share	19.75	16.23	22
Selected ratios and metrics
Return on common equity	18%	17%
Return on tangible common equity	22	21
Book value per share	$116.07	$104.45	11
Tangible book value per share	97.3	86.08	13
Capital ratios(a)(b)
CET1 capital	15.7%	15.0%
Tier 1 capital	16.8	16.6
Total capital	18.5	18.5
Memo:
NII excluding Markets(c)	$92,419	$90,041	3
NIR excluding Markets(c)	58,167	44,361	31
Markets(c)	30,007	27,964	7
Total net revenue - managed basis	$180,593	$162,366	11
(a)    The ratios reflect the CECL capital transition provisions. Refer to Note 27 for additional information.
(b)    Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 97–107 for additional information.
(c)    NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.

Visa shares: On April 8, 2024, Visa Inc. commenced an initial exchange offer for its Class B-1 common shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa Class B-1 common shares in exchange for a combination of Visa Class B-2 common shares and Visa Class C common shares (“Visa C shares”), resulting in a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024. As of September 30, 2024, the Firm had disposed of all of its Visa C shares through sales and through a contribution to the Firm’s Foundation. Refer to Market Risk Management on pages 141–149, and Notes 2 and 6 for additional information.
First Republic: JPMorganChase acquired certain assets and assumed certain liabilities of First Republic Bank from the FDIC on May 1, 2023. As a result, the year-to-date results include the twelve-month impact of First Republic compared with eight months in the prior-year period. Where meaningful to the results, this is referred to in this Form 10-K as the "timing impact" of First Republic. Refer to Notes 6 and 34 for additional information.
Comparisons noted in the sections below are for the full year of 2024 versus the full year of 2023, unless otherwise specified.
Firmwide overview
JPMorganChase reported net income of $58.5 billion for 2024, up 18%, earnings per share of $19.75, ROE of 18% and ROTCE of 22%.
•Total net revenue was $177.6 billion, up 12%, reflecting:
–Net interest income (“NII”) of $92.6 billion, up 4%, driven by the impact of balance sheet actions, primarily reinvestments in the investment securities portfolio, higher revolving balances in Card Services, the timing impact of First Republic, higher wholesale deposit balances, and higher Markets net interest income, largely offset by deposit margin compression across the lines of business and lower average deposit balances in CCB. NII excluding Markets was $92.4 billion, up 3%.
–Noninterest revenue (“NIR”) was $85.0 billion, up 23%, predominantly driven by a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, higher asset management fees in AWM and CCB, higher investment banking fees, and lower net investment securities losses in Treasury and CIO.
The prior year included the estimated bargain purchase gain of $2.8 billion associated with First Republic.

54	JPMorgan Chase & Co./2024 Form 10-K

•Noninterest expense was $91.8 billion, up 5%, driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees, as well as a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024, partially offset by lower FDIC-related expense, reflecting a $2.9 billion special assessment recognized in the fourth quarter of 2023, compared with a $725 million increase to the FDIC special assessment recognized in the first quarter of 2024.
•The provision for credit losses was $10.7 billion, reflecting $8.6 billion of net charge-offs and a net addition to the allowance for credit losses of $2.0 billion. Net charge-offs increased by $2.4 billion, driven by Card Services, reflecting the seasoning of vintages originated in recent years, credit normalization, and balance growth. The net addition to the allowance for credit losses included a net addition of $2.1 billion in consumer, driven by Card Services, and a net reduction of $19 million in wholesale.
The provision in the prior year was $9.3 billion, reflecting $6.2 billion of net charge-offs and a $3.1 billion net addition to the allowance for credit losses.
•The total allowance for credit losses was $26.9 billion at December 31, 2024. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.87%, compared with 1.75% in the prior year.
•The Firm’s nonperforming assets totaled $9.3 billion at December 31, 2024, up 22%, driven by higher wholesale nonaccrual loans, which reflected downgrades in Real Estate, concentrated in Office, partially offset by lower consumer nonaccrual loans, which included loan sales. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 126–136 and pages 120–125, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 6%, driven by higher loans across the lines of business.
•Firmwide average deposits of $2.4 trillion were up 1%, reflecting:
–net inflows in Payments and net issuances of structured notes in Markets,
–the timing impact of First Republic, and
–growth in balances in new and existing client accounts in AWM, predominantly offset by
–a decline in CCB primarily driven by a decrease in balances in existing accounts due to increased customer spending.
Refer to Liquidity Risk Management on pages 108–115 for additional information.
Selected capital and other metrics
•CET1 capital was $275.5 billion, and the Standardized and Advanced CET1 ratios were 15.7% and 15.8%, respectively.
•SLR was 6.1%.
•TBVPS grew 13.0%, ending 2024 at $97.30.
•As of December 31, 2024, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $834 billion and unencumbered marketable securities with a fair value of approximately $594 billion, resulting in approximately $1.4 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 108–115 for additional information.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 59–62 and pages 63–65, respectively, for a further discussion of the Firm's results, including the provision for credit losses, and Note 34 for additional information on the First Republic acquisition.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 67–69 for a further discussion of each of these measures.

JPMorgan Chase & Co./2024 Form 10-K	55

Business segment highlights
Selected business metrics for each of the Firm’s lines of business (“LOB”) are presented below for the full year of 2024.

CCB ROE 32%
•Average deposits down 6%; client investment assets up 14%
•Average loans up 9%; Card Services net charge-off rate of 3.34%
•Debit and credit card sales volume(a) up 8%
•Active mobile customers(b) up 7%

CIB(c) ROE 18%
•Investment Banking fees up 37%; #1 ranking for Global Investment Banking fees with 9.3% wallet share for the year
•Markets revenue up 7%, with Fixed Income Markets up 5% and Equity Markets up 13%
•Average Banking & Payments loans up 2%; average client deposits(d) up 5%

AWM ROE 34%	•Assets under management ("AUM") of $4.0 trillion, up 18% •Average loans up 3%; average deposits up 9% including the transfer of First Republic deposits to AWM in 4Q23(e)
(a) Excludes Commercial Card.
(b)    Users of all mobile platforms who have logged in within the past 90 days.
(c) Reflects the reorganization of the Firm's business segments. Refer to Business Segment & Corporate Results on pages 70–90 for additional information.
(d) Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
(e) In the fourth quarter of 2023, CCB transferred certain deposits associated with First Republic to AWM and CIB.
Refer to the Business Segment & Corporate Results on pages 70–90 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during 2024, consisting of approximately:

$2.8 trillion	Total credit provided and capital raised (including loans and commitments)

$250 billion	Credit for consumers

$40 billion	Credit for U.S. small businesses

$2.4 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$65 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)    Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b) Includes states, municipalities, hospitals and universities.

56	JPMorgan Chase & Co./2024 Form 10-K

Recent events
•On January 14, 2025, JPMorganChase announced new responsibilities for several of its senior executives:
–Daniel Pinto, President and Chief Operating Officer (“COO”), will retire at the end of 2026. Mr. Pinto will relinquish his responsibilities as President and COO as of June 30, 2025. He will continue to serve the Firm as Vice Chairman through the end of 2026.
–Jennifer Piepszak, Co-Chief Executive Officer of the Commercial & Investment Bank (“CIB”), was named a COO of the Firm, effective January 14, 2025.
–Doug Petno, Co-head of Global Banking, succeeded Ms. Piepszak as Co-Chief Executive Officer of CIB.
•On December 12, 2024, the Firm announced that Michele G. Buck, 63, had been elected as a director of the Firm, effective March 17, 2025. Ms. Buck is Chairman of the Board, President and CEO of The Hershey Company.

Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-K, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 167 and Part I, Item 1A: Risk Factors on pages 10-37 of this Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2025 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorganChase’s current outlook for full-year 2025 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
Full-year 2025
•Management expects net interest income to be approximately $94.0 billion and net interest income excluding Markets to be approximately $90.0 billion, market dependent.
•Management expects adjusted expense to be approximately $95.0 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.60%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 67–69.

JPMorgan Chase & Co./2024 Form 10-K	57

Business Developments
First Republic acquisition
On May 1, 2023, JPMorganChase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver.
As of December 31, 2024, the Firm had substantially completed the conversion of operations, and the integration of clients, products and services, associated with the First Republic acquisition to align with the Firm’s businesses and operations.
Refer to Note 34 for additional information on First Republic.

58	JPMorgan Chase & Co./2024 Form 10-K

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the two-year period ended December 31, 2024, unless otherwise specified. Refer to Consolidated Results of Operations on pages 54-57 of the Firm’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) for a discussion of the 2023 versus 2022 results. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 161–164 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
Year ended December 31, (in millions)
	2024		2023		2022
Investment banking fees	$8,910		$6,519		$6,686
Principal transactions	24,787		24,460		19,912
Lending- and deposit-related fees	7,606		7,413		7,098
Asset management fees	17,801		15,220		14,096
Commissions and other fees	7,530		6,836		6,581
Investment securities losses	(1,021)		(3,180)		(2,380)
Mortgage fees and related income	1,401		1,176		1,250
Card income	5,497		4,784		4,420
Other income(a)(b)	12,462	(c)	5,609	(d)	4,322
Noninterest revenue	84,973		68,837		61,985
Net interest income	92,583		89,267		66,710
Total net revenue	$177,556		$158,104		$128,695
(a)Included operating lease income of $2.8 billion, $2.8 billion and $3.7 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 6 for additional information.
(b)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments that was previously recognized in other income is now recognized in income tax expense. Refer to Notes 1, 6, 14 and 25 for additional information.
(c)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
(d)Included the estimated bargain purchase gain of $2.8 billion for the year ended December 31, 2023 associated with the First Republic acquisition. Refer to Notes 6 and 34 for additional information.
2024 compared with 2023
Investment banking fees increased, reflecting in CIB the benefit of favorable market conditions, which resulted in:
•higher debt underwriting fees predominantly driven by higher industry-wide issuances in leveraged loans, and in high-grade and high-yield bonds,
•higher equity underwriting fees driven by higher industry-wide fees and wallet share gains in IPOs, and in follow-on and convertible securities offerings, and
•higher advisory fees driven by higher industry-wide mergers and acquisitions (“M&A”) activity and wallet share gains.
Refer to CIB segment results on pages 77–83 and Note 6 for additional information.
Principal transactions revenue increased driven by CIB, reflecting:
•higher Equity Markets revenue in Prime Finance and Equity Derivatives, predominantly offset by
•lower Fixed Income Markets revenue, reflecting the net impact of declines in revenue across macro businesses and higher revenue in Securitized Products.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
The increase in CIB was partially offset by a net decrease in Corporate, reflecting lower revenue in Treasury and CIO, and gains compared with a net loss on certain legacy private equity investments in the prior year.
Refer to CIB segment and Corporate results on pages 77–83 and pages 88–90, respectively, and Note 6 for additional information.
Lending- and deposit-related fees increased, reflecting, in CIB, higher deposit-related fees, including cash management fees in Payments, on higher volume; and higher lending-related fees, including loan commitment fees. These factors were largely offset by a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, primarily in AWM, as certain of the commitments have expired.
Refer to CIB and AWM segment results on pages 77–83 and pages 84–87, respectively, and Note 6 for additional information.
Asset management fees increased, reflecting, in AWM and CCB, higher average market levels and net inflows, as well as higher performance fees in AWM; and in CCB, the timing impact of First Republic. Refer to CCB and AWM segment results on pages 73–76 and pages 84–87, respectively, and Note 6 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	59

Commissions and other fees increased, predominantly due to higher brokerage commissions and fees on higher volume, and higher custody fees, in both CIB and AWM, as well as higher annuity sales commissions in CCB. Refer to CCB, CIB and AWM segment results on pages 73–76, pages 77–83 and pages 84–87, respectively, and Note 6 for additional information.
Investment securities losses decreased, reflecting lower losses on sales of securities, primarily U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate results on pages 88–90 and Note 10 for additional information.
Mortgage fees and related income increased in Home Lending, reflecting higher production revenue, which included the timing impact of First Republic. Refer to CCB segment results on pages 73–76, and Note 6 and 15 for additional information.
Card income increased, reflecting higher net interchange on increased debit and credit card sales volume, as well as higher annual fees in CCB, partially offset by an increase in amortization related to new account origination costs. Refer to CCB segment results on pages 73–76 and Note 6 for additional information.
Other income increased, reflecting:
•in Corporate:
–the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
–the absence of the prior-year $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition, and
•in CIB:
–the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024, resulting in the amortization of certain of the Firm's alternative energy tax-oriented investments previously recognized in other income which is now recognized in income tax expense.
Both periods included impairment losses related to certain equity investments.
The prior year included a gain of $339 million on the original minority interest in China International Fund Management ("CIFM"), partially offset by net investment valuation losses, both in AWM.

Refer to AWM segment results on pages 84–87 for additional information on CIFM; Notes 1, 6, 14 and 25 for additional information on the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance; Notes 2 and 6 for additional information on Visa shares; and Notes 6 and 34 for additional information on the First Republic acquisition.
Net interest income increased driven by the impact of balance sheet actions, primarily reinvestments in the investment securities portfolio, higher revolving balances in Card Services, the timing impact of First Republic, higher wholesale deposit balances and higher Markets net interest income. These factors were largely offset by deposit margin compression across the lines of business and lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.5 trillion, up $212 billion, and the yield was 5.50%, up 36 bps. The net yield on these assets, on an FTE basis, was 2.63%, a decrease of 7 bps. The net yield excluding Markets was 3.84%, relatively flat when compared to the prior year.
Refer to the Consolidated average balance sheets, interest and rates schedule on pages 322–326 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 67–69 for an additional discussion of net yield excluding Markets.

60	JPMorgan Chase & Co./2024 Form 10-K

Provision for credit losses
Year ended December 31,
(in millions)	2024	2023	2022
Consumer, excluding credit card	$631	$935	$506
Credit card	9,292	6,048	3,353
Total consumer	9,923	6,983	3,859
Wholesale	731	2,299	2,476
Investment securities	24	38	54
Total provision for credit losses	$10,678	$9,320	$6,389
2024 compared with 2023
The provision for credit losses was $10.7 billion, reflecting $8.6 billion of net charge-offs and a $2.0 billion net addition to the allowance for credit losses.
Net charge-offs included $7.8 billion in consumer, predominantly driven by Card Services, reflecting the seasoning of vintages originated in recent years, credit normalization and balance growth, and $0.8 billion in wholesale, primarily in Real Estate, largely concentrated in Office.
The net addition to the allowance for credit losses consisted of:
•$2.1 billion in consumer, reflecting:
–a $2.2 billion net addition in Card Services, predominantly driven by loan growth, reflecting higher revolving balances, including the seasoning of vintages originated in recent years, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•a net reduction of $19 million in wholesale, reflecting:
–changes in certain macroeconomic variables, an update to loss assumptions on certain loans in Markets, and a reduction due to charge-offs largely from collateral-dependent loans, predominantly offset by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024.

The provision in the prior year was $9.3 billion, reflecting net charge-offs of $6.2 billion and a $3.1 billion net addition to the allowance for credit losses, which included $1.2 billion to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
Refer to CCB, CIB and AWM segment and Corporate results on pages 73–76, pages 77–83, pages 84–87, and pages 88–90, respectively; Allowance for Credit Losses on pages 137–139; Critical Accounting Estimates Used by the Firm on pages 161–164; and Notes 12 and 13 for additional information on the credit portfolio and the allowance for credit losses.

JPMorgan Chase & Co./2024 Form 10-K	61

Noninterest expense
Year ended December 31,
(in millions)	2024		2023	2022
Compensation expense	$51,357		$46,465	$41,636
Noncompensation expense:
Occupancy	5,026		4,590	4,696
Technology, communications and equipment(a)	9,831		9,246	9,358
Professional and outside services	11,057		10,235	10,174
Marketing	4,974		4,591	3,911
Other expense	9,552	(c)	12,045	6,365
Total noncompensation expense	40,440		40,707	34,504
Total noninterest expense	$91,797		$87,172	$76,140
Certain components of other expense(b)
Legal expense	$740		$1,436	$266
FDIC-related expense	1,893		4,203	860
Operating losses	1,417		1,228	1,101
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 18 for additional information.
(b)Refer to Note 6 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
2024 compared with 2023
Compensation expense increased driven by:
•higher revenue-related compensation across the LOBs,
•growth in the number of employees across the LOBs and Corporate, primarily in front office and technology, and
•the impact of First Republic, predominantly in CCB, reflecting timing and the classification of the prior-year expense, which was recognized in other expense in Corporate in the second quarter of 2023 as the individuals associated with First Republic were not employees of the Firm until July 2023.
Noncompensation expense decreased as a result of:
•lower FDIC-related expense recognized in Corporate, which included the impact of a $2.9 billion special assessment recognized in the fourth quarter of 2023, compared with a $725 million increase to the FDIC special assessment recognized in the first quarter of 2024, and
•lower legal expense, reflecting the net impact of declines in CCB, CIB and Corporate, and an increase in AWM, predominantly offset by
•a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024 in Corporate,

•higher investments in technology in the businesses, as well as marketing, predominantly in CCB,
•higher occupancy expense, which included the impact of net additions to the Firm's properties,
•higher distribution fees in AWM and brokerage expense in CIB, and
•the timing impact associated with First Republic, offset by the alignment of expense to compensation expense, as noted above.
Refer to Notes 2 and 6 for additional information on Visa shares; Note 6 for additional information on other expense; and Note 34 for additional information on the First Republic acquisition.

Income tax expense
Year ended December 31, (in millions, except rate)
	2024		2023	2022
Income before income tax expense	$75,081		$61,612	$46,166
Income tax expense	16,610	(a)	12,060	8,490
Effective tax rate	22.1%		19.6%	18.4%
(a)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments is now recognized in income tax expense. Refer to Notes 1, 6, 14 and 25 for additional information.
2024 compared with 2023
The effective tax rate increased predominantly driven by:
•the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance on January 1, 2024, and
•a higher level of pretax income and changes in the mix of income and expenses subject to U.S. federal, state and local taxes, including the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024.
The prior year included the impact to income tax expense associated with the First Republic acquisition that was reflected in the estimated bargain purchase gain, and an income tax benefit related to the finalization of certain income tax regulations, both of which resulted in a reduction in the Firm's effective tax rate.
Refer to Note 25 for additional information.

62	JPMorgan Chase & Co./2024 Form 10-K

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between December 31, 2024 and 2023. Refer to pages 161–164 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
December 31, (in millions)	2024	2023	Change
Assets
Cash and due from banks	$23,372	$29,066	(20)%
Deposits with banks	445,945	595,085	(25)
Federal funds sold and securities purchased under resale agreements	295,001	276,152	7
Securities borrowed	219,546	200,436	10
Trading assets	637,784	540,607	18
Available-for-sale securities	406,852	201,704	102
Held-to-maturity securities	274,468	369,848	(26)
Investment securities, net of allowance for credit losses	681,320	571,552	19
Loans	1,347,988	1,323,706	2
Allowance for loan losses	(24,345)	(22,420)	9
Loans, net of allowance for loan losses	1,323,643	1,301,286	2
Accrued interest and accounts receivable	101,223	107,363	(6)
Premises and equipment	32,223	30,157	7
Goodwill, MSRs and other intangible assets	64,560	64,381	—
Other assets	178,197	159,308	12
Total assets	$4,002,814	$3,875,393	3%
Cash and due from banks and deposits with banks decreased driven by higher investment securities in Treasury and CIO, and Markets activities in CIB.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities.
Securities borrowed increased driven by Markets, reflecting a higher demand for securities to cover short positions.
Refer to Note 11 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased predominantly due to higher levels of debt and equity instruments in Markets related to client-driven market-making activities. Refer to Notes 2 and 5 for additional information.
Investment securities increased due to:
•higher available-for-sale ("AFS") securities, reflecting net purchases, primarily U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns, and
•lower held to-maturity (“HTM”) securities driven by maturities and paydowns.
Refer to Corporate results on pages 88–90,
Investment Portfolio Risk Management on page 140, and Notes 2 and 10 for additional information.
Loans increased, reflecting:
•higher outstanding balances in Card Services driven by growth in new accounts and normalization of revolving balances,
•higher wholesale loans in CIB, and
•higher securities-based lending in AWM due to higher client demand, partially offset by
•a decline in Home Lending as paydowns and loan sales outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $1.9 billion, consisting of:
•$2.1 billion net addition in consumer, primarily in Card Services, predominantly driven by loan growth, reflecting higher revolving balances, including the seasoning of vintages originated in recent years, partially offset by a net reduction in Home Lending in the first quarter of 2024, and
•a net reduction of $176 million in wholesale, reflecting:
–changes in certain macroeconomic variables, an update to loss assumptions on certain loans in

JPMorgan Chase & Co./2024 Form 10-K	63

Markets, and a reduction due to charge-offs largely from collateral-dependent loans, predominantly offset by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024.
There was also a $128 million net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 59–62 and pages 117–140, respectively, Critical Accounting Estimates Used by the Firm on pages 161–164, and Notes 2, 3, 12 and 13 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable decreased primarily driven by lower receivables in Payments related to the timing of processing payment activities, due to December 31, 2023 falling on a weekend, as well as lower client receivables related to client-driven activities in Markets.
Premises and equipment increased primarily as a result of the construction-in-process associated with the Firm's headquarters, and purchases of properties. Refer to Notes 16 and 18 for additional information.
Goodwill, MSRs and other intangibles: Refer to Note 15 for additional information.
Other assets increased primarily due to higher cash collateral placed with central counterparties ("CCP") in Markets, the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024, and higher auto operating lease assets in CCB. Refer to Notes 1, 6, 14 and 25 for additional information on updates to the accounting guidance.

Selected Consolidated balance sheets data (continued)
December 31, (in millions)	2024	2023	Change
Liabilities
Deposits	$2,406,032	$2,400,688	—
Federal funds purchased and securities loaned or sold under repurchase agreements	296,835	216,535	37
Short-term borrowings	52,893	44,712	18
Trading liabilities	192,883	180,428	7
Accounts payable and other liabilities	280,672	290,307	(3)
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	27,323	23,020	19
Long-term debt	401,418	391,825	2
Total liabilities	3,658,056	3,547,515	3
Stockholders’ equity	344,758	327,878	5
Total liabilities and stockholders’ equity	$4,002,814	$3,875,393	3%
Deposits increased, reflecting:
•an increase in CIB due to net inflows predominantly in Payments, largely offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, largely offset by continued migration into other investments, and
•a decline in CCB primarily driven by a decrease in balances in existing accounts due to increased customer spending and migration into higher-yielding investments, predominantly offset by new accounts.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets.
Short-term borrowings increased driven by Markets, reflecting net issuance of structured notes due to client demand, and higher financing requirements.
Refer to Liquidity Risk Management on pages 108–115 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 17 for deposits; and Note 11 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased due to client-driven market-making activities primarily in Fixed Income Markets, which resulted in higher levels of short positions in debt instruments. Refer to Notes 2 and 5 for additional information.

64	JPMorgan Chase & Co./2024 Form 10-K

Accounts payable and other liabilities decreased primarily driven by lower payables in Payments related to the timing of processing payment activities, due to December 31, 2023 falling on a weekend, as well as lower client payables related to client-driven activities in Markets, partially offset by the impact of the adoption of updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024. Refer to Note 19 for additional information on accounts payable; and Notes 1, 6, 14 and 25 for additional information on updates to the accounting guidance.
Beneficial interests issued by consolidated VIEs increased driven by the issuance of credit card securitizations in Treasury and CIO, and activity in municipal bond vehicles in CIB.
Refer to Liquidity Risk Management on pages 108–115; and Notes 14 and 28 for additional information on Firm-sponsored VIEs and loan securitization trusts.

Long-term debt increased, primarily driven by:
•net issuances of structured notes in Markets due to client demand, partially offset by
•a decline in Treasury and CIO, reflecting the net impact of lower FHLB advances and higher long-term debt from net issuances.
Refer to Liquidity Risk Management on pages 108–115 and Note 34 for additional information on the First Republic acquisition.
Stockholders’ equity increased, reflecting:
•net income,
largely offset by
•the impact of capital actions, including repurchases of common shares, the declaration of common and preferred stock dividends, and net redemption of preferred stock, and
•net unrealized losses in AOCI, including the impact of higher interest rates on cash flow hedges in Treasury and CIO.
Refer to Consolidated Statements of changes in stockholders’ equity on page 175, Capital Actions on page 105, and Note 24 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	65

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the years ended December 31, 2024 and 2023. Refer to Consolidated cash flows analysis on page 61 of the Firm’s 2023 Form 10-K for a discussion of the 2022 activities.

(in millions)	Year ended December 31,
	2024	2023	2022
Net cash provided by/ (used in)
Operating activities	$(42,012)	$12,974	$107,119
Investing activities	(163,403)	67,643	(137,819)
Financing activities	63,447	(25,571)	(126,257)
Effect of exchange rate changes on cash	(12,866)	1,871	(16,643)
Net increase/(decrease) in cash and due from banks and deposits with banks	$(154,834)	$56,917	$(173,600)
Operating activities
JPMorganChase’s operating assets and liabilities primarily support the Firm’s lending and capital markets activities. These assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities and market conditions. The Firm believes that cash flows from operations, available cash and other liquidity sources, and its capacity to generate cash through secured and unsecured sources, are sufficient to meet its operating liquidity needs.
•In 2024, cash used resulted from higher trading assets and higher securities borrowed, largely offset by net income.
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
•In 2024, cash used resulted from net purchases of investment securities, net loan originations and higher securities purchased under resale agreements, partially offset by proceeds from sales and securitizations of loans held-for-investment.
•In 2023, cash provided resulted from net proceeds from investment securities, proceeds from sales and securitizations of loans held-for-investment, and lower securities purchased under resale agreements, largely offset by net originations of loans and net cash used in the First Republic Bank acquisition.
Financing activities
The Firm’s financing activities include acquiring customer deposits and issuing long-term debt and preferred stock.
•In 2024, cash provided primarily reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings, partially offset by net redemption of preferred stock.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 63–65, Capital Risk Management on pages 97–107, and Liquidity Risk Management on pages 108–115, and the Consolidated Statements of Cash Flows on page 176 for a further discussion of the activities affecting the Firm’s cash flows.

66	JPMorgan Chase & Co./2024 Form 10-K

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP; these financial statements appear on pages 172–176. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with the U.S. GAAP financial statements of other companies.
In addition to analyzing the Firm’s results on a reported basis, management reviews Firmwide results, including the overhead ratio, on a “managed” basis; these Firmwide managed basis results are non-GAAP financial measures. The Firm also reviews the results of the lines of business on a managed basis. The Firm’s definition of managed basis starts, in each case, with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm as a whole, and for each of the reportable business segments and Corporate, on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. These financial measures allow management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by each of the lines of business and Corporate.
Management also uses certain non-GAAP financial measures at the Firm and business-segment levels because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and therefore facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. Refer to Business Segment & Corporate Results on pages 70–90 for additional information on these non-GAAP measures. Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2024					2023			2022
Year ended December 31, (in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(b)		Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$12,462	(a)	$2,560	(a)	$15,022	$5,609	$3,782	$9,391	$4,322	$3,148	$7,470
Total noninterest revenue	84,973		2,560		87,533	68,837	3,782	72,619	61,985	3,148	65,133
Net interest income	92,583		477		93,060	89,267	480	89,747	66,710	434	67,144
Total net revenue	177,556		3,037		180,593	158,104	4,262	162,366	128,695	3,582	132,277
Total noninterest expense	91,797		NA		91,797	87,172	NA	87,172	76,140	NA	76,140
Pre-provision profit	85,759		3,037		88,796	70,932	4,262	75,194	52,555	3,582	56,137
Provision for credit losses	10,678		NA		10,678	9,320	NA	9,320	6,389	NA	6,389
Income before income tax expense	75,081		3,037		78,118	61,612	4,262	65,874	46,166	3,582	49,748
Income tax expense	16,610	(a)	3,037	(a)	19,647	12,060	4,262	16,322	8,490	3,582	12,072
Net income	$58,471		NA		$58,471	$49,552	NA	$49,552	$37,676	NA	$37,676

Overhead ratio	52%		NM		51%	55%	NM	54%	59%	NM	58%
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.
(b)Predominantly recognized in CIB and Corporate.

JPMorgan Chase & Co./2024 Form 10-K	67

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

Year ended December 31, (in millions, except rates)	2024	2023	2022
Net interest income – reported(a)	$92,583	$89,267	$66,710
Fully taxable-equivalent adjustments	477	480	434
Net interest income – managed basis	$93,060	$89,747	$67,144
Less: Markets net interest income(b)	641	(294)	4,789
Net interest income excluding Markets	$92,419	$90,041	$62,355
Average interest-earning assets(a)	$3,537,567	$3,325,708	$3,349,079
Less: Average Markets interest-earning assets(b)	1,128,153	985,777	953,195
Average interest-earning assets excluding Markets	$2,409,414	$2,339,931	$2,395,884
Net yield on average interest-earning assets – managed basis	2.63%	2.70%	2.00%
Net yield on average Markets interest-earning assets(b)	0.06	(0.03)	0.50
Net yield on average interest-earning assets excluding Markets	3.84%	3.85%	2.60%

Noninterest revenue – reported(c)	$84,973	$68,837	$61,985
Fully taxable-equivalent adjustments(c)	2,560	3,782	3,148
Noninterest revenue – managed basis	$87,533	$72,619	$65,133
Less: Markets noninterest revenue(b)(d)	29,366	28,258	24,373
Noninterest revenue excluding Markets	$58,167	$44,361	$40,760

Memo: Total Markets net revenue(b)	$30,007	$27,964	$29,162
(a)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used, also where applicable. Refer to Note 5 for additional information on hedge accounting.
(b)Refer to pages 81–82 for further information on Markets.
(c)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investment in Tax Credit Stricture guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.
(d)Includes the market-related revenues of the former Commercial Banking business segment. Prior-period amounts have been revised to conform with the current presentation.

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
Management believes that these measures help investors to understand the effect of these items on reported results and provide an alternative presentation of the Firm’s performance.

68	JPMorgan Chase & Co./2024 Form 10-K

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
	Dec 31, 2024	Dec 31, 2023	Year ended December 31,
(in millions, except per share and ratio data)			2024	2023	2022
Common stockholders’ equity	$324,708	$300,474	$312,370	$282,056	$253,068
Less: Goodwill	52,565	52,634	52,627	52,258	50,952
Less: Other intangible assets	2,874	3,225	3,042	2,572	1,112
Add: Certain deferred tax liabilities(a)	2,943	2,996	2,970	2,883	2,505
Tangible common equity	$272,212	$247,611	$259,671	$230,109	$203,509

Return on tangible common equity	NA	NA	22%	21%	18%
Tangible book value per share	$97.30	$86.08	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

JPMorgan Chase & Co./2024 Form 10-K	69

BUSINESS SEGMENT & CORPORATE RESULTS
The Firm is managed on an LOB basis. Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). As a result of the reorganization, the Firm has three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures, on pages 67–69 for a definition of managed basis.
The following table depicts the Firm’s reportable business segments.
Description of business segment reporting methodology
Results of the reportable business segments are intended to present each segment as if it were a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and therefore further refinements may be implemented in future periods. The Firm also assesses the level of capital required for each LOB on at least an annual basis. The Firm’s LOBs also provide various business metrics which are utilized by the Firm and its investors and analysts in assessing performance.
Revenue sharing
When business segments or businesses within each segment join efforts to sell products and services to the Firm’s clients and customers, the participating businesses may agree to share revenue from those transactions. Revenue is generally recognized in the segment responsible for the related product or service, with allocations to the other segments or businesses involved in the transaction. The segment and business results reflect these revenue-sharing agreements.

70	JPMorgan Chase & Co./2024 Form 10-K

Expense allocation
Where business segments use services provided by Corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on the actual cost and use of services provided. In contrast, certain costs and investments related to Corporate that are not currently utilized by any LOB are not allocated to the business segments and are retained in Corporate. Expense retained in Corporate generally includes costs that would not be incurred if the segments were stand-alone businesses, and other items not solely aligned with a particular reportable business segment.
Funds transfer pricing
Funds transfer pricing (“FTP”) is the process by which the Firm allocates interest income and expense to the LOBs and Other Corporate and transfers the primary interest rate risk and liquidity risk to Treasury and CIO.
The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the FTP process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the segments. Effective in the fourth quarter of 2024, the Firm updated its FTP with respect to consumer deposits, which resulted in an increase in the funding benefit reflected within CCB’s net interest income that is fully offset in Corporate, with no effect on the Firm’s net interest income.
As a result of higher average interest rates, the cost of funds for assets and the FTP benefit earned for liabilities have generally increased in the current year, impacting the net interest income of the business segments. During the period ended December 31, 2024, this has resulted in a higher cost of funds for loans and Markets activities. In addition, rates paid to deposit holders increased more than the FTP benefit increase during the year, resulting in deposit margin compression.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on page 149 for additional information.
Debt expense and preferred stock dividend allocation
As part of the FTP process, almost all of the cost of the credit spread component of outstanding unsecured long-term debt and preferred stock dividends is allocated to the reportable business segments, while the balance of the cost is retained in Corporate. The methodology to allocate the cost of unsecured long-term debt and preferred stock dividends to the business segments is aligned with the relevant regulatory capital requirements and funding needs of the LOBs, as applicable. The allocated cost of unsecured long-term debt is included in a business segment’s net interest income, and net income is reduced by preferred stock dividends, to arrive at a business segment’s net income applicable to common equity. Refer to Capital Risk Management on pages 97–107 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. The Firm’s current equity allocation methodology incorporates Basel III Standardized risk-weighted assets (“RWA”) and the global systemically important banks (“GSIB”) surcharge, both under rules currently in effect, as well as a simulation of capital depletion in a severe stress environment. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 104 for additional information on capital allocation.

JPMorgan Chase & Co./2024 Form 10-K	71

Segment & Corporate Results – Managed Basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Year ended December 31,	Consumer & Community Banking				Commercial & Investment Bank				Asset & Wealth Management
(in millions, except ratios)	2024	2023	2022		2024	2023	2022		2024	2023	2022
Total net revenue	$71,507	$70,148	$54,814	(a)	$70,114	$64,353	$59,635	(a)	$21,578	$19,827	$17,748
Total noninterest expense	38,036	34,819	31,208	(a)	35,353	33,972	32,069	(a)	14,414	12,780	11,829
Pre-provision profit/(loss)	33,471	35,329	23,606		34,761	30,381	27,566		7,164	7,047	5,919
Provision for credit losses	9,974	6,899	3,813		762	2,091	2,426		(68)	159	128
Net income/(loss)	17,603	21,232	14,916	(a)	24,846	20,272	19,138	(a)	5,421	5,227	4,365
Return on equity (“ROE”)	32%	38%	29%		18%	14%	14%		34%	31%	25%

Year ended December 31,	Corporate				Total
(in millions, except ratios)	2024		2023	2022	2024		2023	2022
Total net revenue	$17,394	(b)	$8,038	$80	$180,593	(b)	$162,366	$132,277
Total noninterest expense	3,994	(c)	5,601	1,034	91,797	(c)	87,172	76,140
Pre-provision profit/(loss)	13,400		2,437	(954)	88,796		75,194	56,137
Provision for credit losses	10		171	22	10,678		9,320	6,389
Net income/(loss)	10,601		2,821	(743)	58,471		49,552	37,676
Return on equity (“ROE”)	NM		NM	NM	18%		17%	14%
(a)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.
(b)Included a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
Refer to Note 32 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the years ended December 31, 2024 and 2023, unless otherwise specified.

72	JPMorgan Chase & Co./2024 Form 10-K

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers products and services to consumers and small businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Banking & Wealth Management (including Consumer Banking, Business Banking and J.P. Morgan Wealth Management), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card Services & Auto. Banking & Wealth Management offers deposit, investment and lending products, cash management, payments and services. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card Services issues credit cards and offers travel services. Auto originates and services auto loans and leases.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2024	2023		2022
Revenue
Lending- and deposit-related fees	$3,387	$3,356		$3,316
Asset management fees	4,014	3,282		2,734
Mortgage fees and related income	1,378	1,175		1,236
Card income	3,139	2,532		2,469
All other income(a)	4,731	4,773		5,131
Noninterest revenue	16,649	15,118		14,886
Net interest income	54,858	55,030		39,928
Total net revenue	71,507	70,148		54,814

Provision for credit losses	9,974	6,899		3,813

Noninterest expense
Compensation expense	17,045	15,171		13,092
Noncompensation expense(b)	20,991	19,648		18,116
Total noninterest expense	38,036	34,819	(d)	31,208
Income before income tax expense	23,497	28,430		19,793
Income tax expense	5,894	7,198		4,877
Net income	$17,603	$21,232		$14,916

Revenue by business
Banking & Wealth Management	$40,943	$43,199		$30,059
Home Lending	5,097	4,140		3,674
Card Services & Auto	25,467	22,809		21,081

Mortgage fees and related income details:
Production revenue	627	421		497
Net mortgage servicing revenue(c)	751	754		739
Mortgage fees and related income	$1,378	$1,175		$1,236

Financial ratios
Return on equity	32%	38%		29%
Overhead ratio	53	50		57
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $2.8 billion, $2.8 billion and $3.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Included depreciation expense on leased assets of $1.7 billion, $1.7 billion and $2.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Included MSR risk management results of $159 million, $131 million and $93 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(d)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense was aligned to the appropriate LOB.

JPMorgan Chase & Co./2024 Form 10-K	73

2024 compared with 2023
Net income was $17.6 billion, down 17%.
Net revenue was $71.5 billion, up 2%.
Net interest income was $54.9 billion, flat when compared with the prior year, reflecting:
•lower NII in Banking & Wealth Management ("BWM"), predominantly driven by deposit margin compression and lower average deposits, offset by
•higher Card Services NII, predominantly driven by higher revolving balances, and
•the timing impact of First Republic in Home Lending.
Noninterest revenue was $16.6 billion, up 10%, predominantly driven by:
•higher asset management fees reflecting higher average market levels, including the timing impact of First Republic and, to a lesser extent, net inflows, as well as higher commissions from annuity sales in BWM,
•higher card income, driven by higher net interchange reflecting increased debit and credit card sales volume, and higher annual fees, partially offset by an increase in amortization related to new account origination costs, as well as
•higher production revenue in Home Lending, including the timing impact of First Republic.
Refer to Note 6 for additional information on card income, asset management fees, and commissions and other fees; and Critical Accounting Estimates on pages 161–164 for additional information on the credit card rewards liability.
Refer to Executive Overview on page 54 and Note 34 for additional information on First Republic.
Noninterest expense was $38.0 billion, up 9%, reflecting First Republic-related expense that was aligned to CCB from Corporate starting in the third quarter of 2023, impacting both compensation and noncompensation expense.
The increase in expense also reflected:
•higher compensation expense, largely driven by higher revenue-related compensation predominantly for advisors and bankers, and an increase in the number of employees, including in technology, and
•higher noncompensation expense, largely driven by continued investments in technology and marketing, as well as higher operating losses, partially offset by lower legal expense.

The provision for credit losses was $10.0 billion, reflecting:
•net charge-offs of $7.9 billion, up $2.6 billion, including $2.4 billion in Card Services, reflecting the seasoning of vintages originated in recent years, credit normalization and balance growth, and
•a $2.0 billion net addition to the allowance for credit losses, consisting of:
–$2.2 billion in Card Services, predominantly driven by loan growth, reflecting higher revolving balances, including the seasoning of vintages originated in recent years, partially offset by
–a $125 million net reduction in Home Lending, primarily due to improvements in the outlook for home prices in the first quarter of 2024.
The provision in the prior year was $6.9 billion, reflecting net charge-offs of $5.3 billion, a $1.2 billion net addition to the allowance for credit losses, predominantly driven by Card Services, and a $408 million net addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.
Refer to Credit and Investment Risk Management on pages 117–140 and Allowance for Credit Losses on pages 137–139 for a further discussion of the credit portfolios and the allowance for credit losses.

74	JPMorgan Chase & Co./2024 Form 10-K

Selected metrics
As of or for the year ended December 31,
(in millions, except employees)	2024	2023	2022
Selected balance sheet data (period-end)
Total assets	$650,268	$642,951	$514,085
Loans:
Banking & Wealth Management	33,221	31,142	29,008
Home Lending(a)	246,498	259,181	172,554
Card Services	233,016	211,175	185,175
Auto	73,619	77,705	68,191
Total loans	586,354	579,203	454,928
Deposits(b)	1,056,652	1,094,738	1,131,611
Equity	54,500	55,500	50,000
Selected balance sheet data (average)
Total assets	$631,648	$584,367	$497,263
Loans:
Banking & Wealth Management	31,544	30,142	31,545
Home Lending(c)	252,542	232,115	176,285
Card Services	214,139	191,424	163,335
Auto	75,009	72,674	68,098
Total loans	573,234	526,355	439,263
Deposits(b)	1,064,215	1,126,552	1,162,680
Equity	54,500	54,349	50,000

Employees	144,989	141,640	135,347
(a)At December 31, 2024, 2023 and 2022, Home Lending loans held-for-sale and loans at fair value were $8.1 billion, $3.4 billion and $3.0 billion, respectively.
(b)In the fourth quarter of 2023, CCB transferred approximately $18.8 billion of deposits associated with First Republic to AWM and CIB.
(c)Average Home Lending loans held-for-sale and loans at fair value were $7.1 billion, $4.8 billion and $7.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratio data)	2024	2023	2022
Credit data and quality statistics
Nonaccrual loans(a)	$3,366	$3,740	$3,899

Net charge-offs/(recoveries)
Banking & Wealth Management	442	340	370
Home Lending	(106)	(56)	(229)
Card Services	7,148	4,699	2,403
Auto	444	357	144
Total net charge-offs/(recoveries)	$7,928	$5,340	$2,688

Net charge-off/(recovery) rate
Banking & Wealth Management	1.40%	1.13%	1.17%
Home Lending	(0.04)	(0.02)	(0.14)
Card Services	3.34	2.45	1.47
Auto	0.59	0.49	0.21
Total net charge-off/(recovery) rate	1.40%	1.02%	0.62%

30+ day delinquency rate
Home Lending(b)	0.78%	0.66%	0.83%
Card Services	2.17	2.14	1.45
Auto	1.43	1.19	1.01

90+ day delinquency rate - Card Services	1.14%	1.05%	0.68%

Allowance for loan losses
Banking & Wealth Management	$764	$685	$722
Home Lending	447	578	867
Card Services	14,608	12,453	11,200
Auto	692	742	715
Total allowance for loan losses	$16,511	$14,458	$13,504
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2024, 2023 and 2022, mortgage loans 90 or more days past due and insured by U.S. government agencies were $84 million, $123 million and $187 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance
(b)At December 31, 2024, 2023 and 2022, excluded mortgage loans insured by U.S. government agencies of $122 million, $176 million and $258 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

JPMorgan Chase & Co./2024 Form 10-K	75

Selected metrics
As of or for the year ended December 31,
(in billions, except ratios and where otherwise noted)	2024	2023	2022
Business Metrics
CCB Consumer customers (in millions)	84.4	82.1	79.2
CCB Small business customers (in millions)	7.0	6.4	5.7
Number of branches	4,966	4,897	4,787
Active digital customers (in thousands)(a)	70,813	66,983	63,136
Active mobile customers (in thousands)(b)	57,821	53,828	49,710
Debit and credit card sales volume	$1,805.4	$1,678.6	$1,555.4
Total payments transaction volume (in trillions)(c)	6.4	5.9	5.6

Banking & Wealth Management
Average deposits	$1,049.3	$1,111.7	$1,145.7
Deposit margin	2.66%	2.84%	1.71%
Business Banking average loans	$19.5	$19.6	$22.3
Business Banking origination volume	4.5	4.8	4.3
Client investment assets(d)	1,087.6	951.1	647.1
Number of client advisors	5,755	5,456	5,029

Home Lending
Mortgage origination volume by channel
Retail	$25.5	$22.4	$38.5
Correspondent	15.3	12.7	26.9
Total mortgage origination volume(e)	$40.8	$35.1	$65.4

Third-party mortgage loans serviced (period-end)	$648.0	$631.2	$584.3
MSR carrying value (period-end)	9.1	8.5	8.0

Card Services
Sales volume, excluding commercial card	$1,259.3	$1,163.6	$1,064.7
Net revenue rate	10.03%	9.72%	9.87%
Net yield on average loans	9.73	9.61	9.77
New credit card accounts opened (in millions)	10.0	10.0	9.6

Auto
Loan and lease origination volume	$40.3	$41.3	$30.4
Average auto operating lease assets	11.1	10.9	14.3
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 84–87 for additional information.
(e)Firmwide mortgage origination volume was $47.4 billion, $41.4 billion and $81.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

76	JPMorgan Chase & Co./2024 Form 10-K

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

(a)Reflects the reorganization of the Firm's business segments in the second quarter of 2024. Refer to Business Segment & Corporate Results on pages 70–90 for additional information.

Selected income statement data
Year ended December 31, (in millions)	2024	2023	2022
Revenue
Investment banking fees	$9,116	$6,631	$6,977
Principal transactions	24,382	23,794	19,792
Lending- and deposit-related fees	3,914	3,423	3,662
Commissions and other fees	5,278	4,879	5,113
Card income	2,310	2,213	1,934
All other income	3,253	2,869	2,060
Noninterest revenue	48,253	43,809	39,538
Net interest income	21,861	20,544	20,097
Total net revenue(a)	70,114	64,353	59,635

Provision for credit losses	762	2,091	2,426

Noninterest expense
Compensation expense	18,191	17,105	16,214
Noncompensation expense	17,162	16,867	15,855
Total noninterest expense	35,353	33,972	32,069
Income before income tax expense	33,999	28,290	25,140
Income tax expense	9,153	8,018	6,002
Net income	$24,846	$20,272	$19,138
(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $2.8 billion, $4.0 billion and $3.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2024	2023	2022
Financial ratios
Return on equity	18%	14%	14%
Overhead ratio	50	53	54
Compensation expense as percentage of total net revenue	26	27	27
Revenue by business
Investment Banking	$9,636	$7,076	$7,205
Payments	18,085	17,818	13,490
Lending	7,470	6,896	5,882
Other	76	107	244
Total Banking & Payments	35,267	31,897	26,821
Fixed Income Markets(a)	20,066	19,180	19,074
Equity Markets(a)	9,941	8,784	10,088
Securities Services	5,084	4,772	4,488
Credit Adjustments & Other(b)	(244)	(280)	(836)
Total Markets & Securities Services	34,847	32,456	32,814
Total net revenue	$70,114	$64,353	$59,635
(a)In the fourth quarter of 2024, certain net funding costs that were previously allocated to Fixed Income Markets were reclassified to Equity Markets. Prior-period amounts have been revised to conform with the current presentation.
(b)Consists primarily of centrally-managed credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) on derivatives, other valuation adjustments, and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Refer to Notes 2, 3 and 24 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	77

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

Selected income statement data
Year ended December 31, (in millions)	2024	2023	2022
Banking & Payments revenue by client coverage segment
Global Corporate Banking & Global Investment Banking	$24,549	$21,700	$19,325
Commercial Banking	11,487	11,050	7,906
Middle Market Banking	7,759	7,740	5,443
Commercial Real Estate Banking	3,728	3,310	2,463
Other	(769)	(853)	(410)
Total Banking & Payments revenue	$35,267	$31,897	$26,821

78	JPMorgan Chase & Co./2024 Form 10-K

2024 compared with 2023
Net income was $24.8 billion, up 23%.
Net revenue was $70.1 billion, up 9%.
Banking & Payments revenue was $35.3 billion, up 11%.
•Investment Banking revenue was $9.6 billion, up 36%. Investment Banking fees were up 37%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $4.1 billion, up 55%, predominantly driven by higher industry-wide issuances in leveraged loans, and in high-grade and high-yield bonds.
–Equity underwriting fees were $1.7 billion, up 47%, driven by increased industry-wide fees and wallet share gains in IPOs, and in follow-on and convertible securities offerings.
–Advisory fees were $3.3 billion, up 17%, driven by increased industry-wide M&A activity and wallet share gains.
•Payments revenue was $18.1 billion, up 1%, driven by fee growth on higher volumes as well as higher average deposits, predominantly offset by deposit margin compression, reflecting higher rates paid, and higher deposit-related client credits.
•Lending revenue was $7.5 billion, up 8%, predominantly driven by the impacts of higher rates and the First Republic acquisition.
Markets & Securities Services revenue was $34.8 billion, up 7%. Markets revenue was $30.0 billion, up 7%.
•Equity Markets revenue was $9.9 billion, up 13%, driven by higher revenue in Equity Derivatives and Prime Finance.
•Fixed Income Markets revenue was $20.1 billion, up 5%, driven by higher revenue in the Securitized Products Group, Currencies & Emerging Markets, and Credit, largely offset by lower revenue in Rates and Commodities.
•Securities Services revenue was $5.1 billion, up 7%, predominantly driven by fee growth on higher client activity and market levels.
•Credit Adjustments & Other was a loss of $244 million, compared with a loss of $280 million in the prior year.
Noninterest expense was $35.4 billion, up 4%, driven by higher compensation expense, including revenue-related compensation and an increase in the number of employees, as well as higher technology and brokerage expense partially offset by lower legal expense.
The provision for credit losses was $762 million, reflecting:
•net charge-offs of $617 million, primarily in Real Estate, largely concentrated in Office, and
•a $145 million net addition to the allowance for credit losses, driven by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm's modeled credit loss estimates in the second quarter of 2024, predominantly offset by
–changes in certain macroeconomic variables, an update to loss assumptions on certain loans in Markets, and a reduction due to charge-offs predominantly from collateral-dependent loans.
The provision in the prior year was $2.1 billion, reflecting a $1.5 billion net addition to the allowance for credit losses, which included $608 million to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023, and net charge-offs of $588 million.

JPMorgan Chase & Co./2024 Form 10-K	79

Selected metrics
As of or for the year ended December 31, (in millions, except employees)	2024	2023	2022
Selected balance sheet data (period-end)
Total assets	$1,773,194	$1,638,493	$1,591,402
Loans:
Loans retained	483,043	475,186	421,521
Loans held-for-sale and loans at fair value(a)	40,324	39,464	43,011
Total loans	523,367	514,650	464,532
Equity	132,000	138,000	128,000
Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$125,083	$128,097	$128,165
Commercial Banking	217,674	221,550	180,624
Middle Market Banking	72,814	78,043	72,625
Commercial Real Estate Banking	144,860	143,507	107,999
Other	187	526	122
Total Banking & Payments loans	342,944	350,173	308,911
Selected balance sheet data (average)
Total assets	$1,912,466	$1,716,755	$1,649,358
Trading assets-debt and equity instruments	624,032	508,792	405,948
Trading assets-derivative receivables	57,028	63,862	77,822
Loans:
Loans retained	$475,426	$457,886	$395,015
Loans held-for-sale and loans at fair value(a)	43,621	40,891	48,196
Total loans	$519,047	$498,777	$443,211
Deposits(c)	1,061,488	996,295	1,033,880
Equity	132,000	137,507	128,000
Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$128,142	$131,230	$122,174
Commercial Banking	220,285	209,244	173,289
Middle Market Banking	75,605	77,130	67,830
Commercial Real Estate Banking	144,680	132,114	105,459
Other	354	331	168
Total Banking & Payments loans	$348,781	$340,805	$295,631
Employees	93,231	92,271	88,139
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to page 78 for a description of each of the client coverage segments.
(c)In the fourth quarter of 2023, certain deposits associated with First Republic were transferred to CIB from CCB.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2024		2023	2022
Credit data and quality statistics
Net charge-offs/(recoveries)	$689	(d)	$588	$166
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,258		$1,675	$1,484
Nonaccrual loans held-for-sale and loans at fair value(b)	1,502		828	848
Total nonaccrual loans	4,760		2,503	2,332
Derivative receivables	145		364	296
Assets acquired in loan satisfactions	213		169	87
Total nonperforming assets	$5,118		$3,036	$2,715
Allowance for credit losses:
Allowance for loan losses	$7,294		$7,326	$5,616
Allowance for lending-related commitments	1,976		1,849	2,278
Total allowance for credit losses	$9,270		$9,175	$7,894
Net charge-off/(recovery) rate(c)	0.14%		0.13%	0.04%
Allowance for loan losses to period-end loans retained	1.51		1.54	1.33
Allowance for loan losses to nonaccrual loans retained(a)	224		437	378
Nonaccrual loans to total period-end loans	0.91		0.49	0.50
(a)Allowance for loan losses of $435 million, $251 million and $257 million were held against these nonaccrual loans at December 31, 2024, 2023 and 2022, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2024, 2023 and 2022, mortgage loans 90 or more days past due and insured by U.S. government agencies were $37 million, $59 million and $115 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Includes $72 million related to a purchased credit deteriorated (“PCD”) loan that was charged off in the fourth quarter of 2024.

80	JPMorgan Chase & Co./2024 Form 10-K

Investment banking fees
Year ended December 31, (in millions)	2024	2023	2022
Advisory	$3,290	$2,814	$3,051
Equity underwriting	1,692	1,151	1,034
Debt underwriting(a)	4,134	2,666	2,892
Total investment banking fees	$9,116	$6,631	$6,977
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	2024		2023		2022
Year ended December 31,	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 1	9.6%	# 2	9.0%	# 2	7.9%
U.S.	1	11.4	2	10.9	2	8.9
Equity and equity-related(c)
Global	1	11.0	1	7.7	2	5.7
U.S.	1	14.7	1	14.4	1	14.0
Long-term debt(d)
Global	1	7.6	1	7.0	1	6.9
U.S.	1	11.4	1	10.9	1	12.1
Loan syndications
Global	1	10.2	1	11.9	1	11.0
U.S.	1	11.8	1	15.1	1	12.9
Global investment banking fees(e)	# 1	9.3%	# 1	8.6%	# 1	7.8%
(a)Source: Dealogic as of January 2, 2025. Reflects the ranking of revenue wallet and market share.
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
Principal transactions reflects revenue on financial instruments and commodities transactions that arise from client-driven market-making activity. Principal transactions revenue includes amounts recognized upon executing new transactions with market participants, as well as “inventory-related revenue,” which is revenue recognized from gains and losses on derivatives and other instruments that the Firm has been holding in anticipation of, or in response to, client demand, and changes in the fair value of instruments used by the Firm to actively manage the risk exposure arising from such inventory. Principal transactions revenue recognized upon executing new transactions with market participants is affected by many factors including the level of client activity, the bid-offer spread (which is the difference between the price at which a market participant is willing and able to sell an instrument to the Firm and the price at which another market participant is willing and able to buy it from the Firm, and vice versa), market liquidity and volatility. These factors are interrelated and sensitive to the same factors that drive inventory-related revenue, which include general market conditions, such as interest rates, foreign exchange rates, credit spreads, and equity and commodity prices, as well as other macroeconomic conditions.

JPMorgan Chase & Co./2024 Form 10-K	81

For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	2024			2023			2022
Year ended December 31, (in millions, except where otherwise noted)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets(c)	Equity Markets(c)	Total Markets	Fixed Income Markets(c)	Equity Markets(c)	Total Markets
Principal transactions	$10,603	$13,526	$24,129	$13,198	$10,380	$23,578	$12,244	$8,284	$20,528
Lending- and deposit-related fees	391	100	491	307	40	347	303	22	325
Commissions and other fees	605	2,086	2,691	596	1,908	2,504	550	1,975	2,525
All other income	2,120	(65)	2,055	1,908	(79)	1,829	1,083	(88)	995
Noninterest revenue	13,719	15,647	29,366	16,009	12,249	28,258	14,180	10,193	24,373
Net interest income(a)	6,347	(5,706)	641	3,171	(3,465)	(294)	4,894	(105)	4,789
Total net revenue	$20,066	$9,941	$30,007	$19,180	$8,784	$27,964	$19,074	$10,088	$29,162
Loss days(b)	1			2			7
(a)The decline in Equity Markets net interest income was driven by higher funding costs.
(b)Markets consists of Fixed Income Markets and Equity Markets. Loss days represent the number of days for which Markets recorded losses in total net revenue, which includes revenue related to both trading and non-trading positions. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk ("VaR") measure and exclude certain components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 143–145.
(c)In the fourth quarter of 2024, certain net funding costs that were previously allocated to Fixed Income Markets were reclassified to Equity Markets. Prior-period amounts have been revised to conform with the current presentation.

Selected metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2024	2023	2022
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$16,409	$15,543	$14,361
Equity	14,848	12,927	10,748
Other(a)	4,023	3,922	3,526
Total AUC	$35,280	$32,392	$28,635
Client deposits and other third-party liabilities (average)(b)	$961,646	$912,859	$981,653
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

82	JPMorgan Chase & Co./2024 Form 10-K

International metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2024	2023	2022
Total net revenue(a)
Europe/Middle East/Africa	$15,191	$14,418	$15,716
Asia-Pacific	8,867	7,891	8,043
Latin America/Caribbean	2,427	2,161	2,288
Total international net revenue	26,485	24,470	26,047
North America	43,629	39,883	33,588
Total net revenue	$70,114	$64,353	$59,635

Loans retained (period-end)(a)
Europe/Middle East/Africa	$44,374	$44,793	$40,715
Asia-Pacific	16,107	15,506	16,764
Latin America/Caribbean	10,331	8,610	8,866
Total international loans	70,812	68,909	66,345
North America	412,231	406,277	355,176
Total loans retained	$483,043	$475,186	$421,521

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$264,227	$247,804	$265,061
Asia-Pacific	141,042	135,388	136,539
Latin America/Caribbean	42,716	39,861	40,531
Total international	$447,985	$423,053	$442,131
North America	513,661	489,806	539,522
Total client deposits and other third-party liabilities	$961,646	$912,859	$981,653

AUC (period-end)(b) (in billions)
North America	$23,845	$21,792	$19,219
All other regions	11,435	10,600	9,416
Total AUC	$35,280	$32,392	$28,635
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

JPMorgan Chase & Co./2024 Form 10-K	83

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management, with client assets of $5.9 trillion, is a global leader in investment and wealth management.
Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.
Global Private Bank
Provides retirement products and services, brokerage, custody, estate planning, lending, deposits and investment management to high net worth clients.
The majority of AWM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2024		2023		2022
Revenue
Asset management fees	$13,693		$11,826		$11,510
Commissions and other fees	874		697		$662
All other income	456	(a)	1,037	(a)(b)	335
Noninterest revenue	15,023		13,560		12,507
Net interest income	6,555		6,267		5,241
Total net revenue	21,578		19,827		17,748

Provision for credit losses	(68)		159		128

Noninterest expense
Compensation expense	7,984		7,115		6,336
Noncompensation expense	6,430		5,665		5,493
Total noninterest expense	14,414		12,780		11,829

Income before income tax expense	7,232		6,888		5,791
Income tax expense	1,811		1,661		1,426
Net income	$5,421		$5,227		$4,365

Revenue by line of business
Asset Management	$10,175		$9,129		$8,818
Global Private Bank	11,403		10,698		8,930
Total net revenue	$21,578		$19,827		$17,748

Financial ratios
Return on equity	34%		31%		25%
Overhead ratio	67		64		67
Pre-tax margin ratio:
Asset Management	31		31		30
Global Private Bank	35		38		35
Asset & Wealth Management	34		35		33
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. The discount is deferred in other liabilities and recognized on a straight-line basis over the commitment period and was largely recognized in 2023 as the commitments were generally short term. Refer to Note 34 for additional information.
(b)Includes the gain on the original minority interest in CIFM upon the Firm’s acquisition of the remaining 51% interest in the entity.
2024 compared with 2023
Net income was $5.4 billion, up 4%.
Net revenue was $21.6 billion, up 9%. Net interest income was $6.6 billion, up 5%. Noninterest revenue was $15.0 billion, up 11%.
Revenue from Asset Management was $10.2 billion, up 11%, driven by:
•higher asset management fees, reflecting higher average market levels and strong net inflows, as well as
•higher performance fees.
The prior year included a gain of $339 million on the original minority interest in CIFM upon the Firm’s acquisition of the remaining 51% interest in the entity.
Revenue from Global Private Bank was $11.4 billion, up 7%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees on strong net inflows and higher average market levels, as well as higher brokerage fees, partially offset by
–a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income driven by:
–higher average deposits associated with First Republic, which were transferred to AWM from CCB in the fourth quarter of 2023, as well as wider spreads on loans and higher average loans, largely offset by
–deposit margin compression reflecting higher rates paid.
The prior year included net investment valuation losses.
Noninterest expense was $14.4 billion, up 13%, predominantly driven by:
•higher compensation, including revenue-related compensation, and continued growth in private banking advisor teams, and
•higher distribution fees and legal expense,
The provision for credit losses was a net benefit of $68 million.
The provision in the prior year was $159 million, reflecting a $146 million addition to the allowance for credit losses to establish the allowance for the First Republic loans and lending-related commitments in the second quarter of 2023.

84	JPMorgan Chase & Co./2024 Form 10-K

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

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data, ratios and employees)	2024	2023		2022
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	69%	69%		73%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	73	40		68
3 years	75	67		76
5 years	77	71		81

Selected balance sheet data (period-end)(c)
Total assets	$255,385	$245,512		$232,037
Loans	236,303	227,929		214,006
Deposits	248,287	233,232	(d)	233,130
Equity	15,500	17,000		17,000

Selected balance sheet data (average)(c)
Total assets	$246,254	$240,222		$232,438
Loans	227,676	220,487		215,582
Deposits	235,146	216,178	(d)	261,489
Equity	15,500	16,671		17,000

Employees	29,403	28,485		26,041

Number of Global Private Bank client advisors	3,775	3,515		3,137

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$21	$13		$(7)
Nonaccrual loans	700	650		459
Allowance for credit losses:
Allowance for loan losses	$539	$633		$494
Allowance for lending-related commitments	35	28		20
Total allowance for credit losses	$574	$661		$514
Net charge-off/(recovery) rate	0.01%	0.01%		—%
Allowance for loan losses to period-end loans	0.23	0.28		0.23
Allowance for loan losses to nonaccrual loans	77	97		108
Nonaccrual loans to period-end loans	0.30	0.29		0.21
(a)Represents the Morningstar Rating for all domiciled funds except for Japan domiciled funds which use Nomura. Includes only Asset Management retail active open-ended mutual funds and active ETFs that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.

JPMorgan Chase & Co./2024 Form 10-K	85

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
Client assets
2024 compared with 2023
Assets under management were $4.0 trillion and client assets were $5.9 trillion, each up 18%, driven by continued net inflows and higher market levels.

Client assets
December 31, (in billions)	2024	2023	2022
Assets by asset class
Liquidity	$1,083	$926	$654
Fixed income	851	751	638
Equity	1,128	868	670
Multi-asset	764	680	603
Alternatives	219	197	201
Total assets under management	4,045	3,422	2,766
Custody/brokerage/ administration/deposits	1,887	1,590	1,282
Total client assets(a)	$5,932	$5,012	$4,048

Assets by client segment
Private Banking	$1,234	$974	$751
Global Institutional	1,692	1,488	1,252
Global Funds	1,119	960	763
Total assets under management	$4,045	$3,422	$2,766

Private Banking	$2,974	$2,452	$1,964
Global Institutional	1,820	1,594	1,314
Global Funds	1,138	966	770
Total client assets(a)	$5,932	$5,012	$4,048
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
Year ended December 31, (in billions)	2024	2023	2022
Assets under management rollforward
Beginning balance	$3,422	$2,766	$3,113
Net asset flows:
Liquidity	140	242	(55)
Fixed income	91	70	13
Equity	114	70	35
Multi-asset	19	1	(9)
Alternatives	10	(1)	8
Market/performance/other impacts	249	274	(339)
Ending balance, December 31	$4,045	$3,422	$2,766

Client assets rollforward
Beginning balance	$5,012	$4,048	$4,295
Net asset flows	486	490	49
Market/performance/other impacts	434	474	(296)
Ending balance, December 31	$5,932	$5,012	$4,048

Selected Metrics
	As of December 31,
	2024	2023	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$3,756	$3,177	18%
Number of client advisors	9,530	8,971	6

Stock Plan Administration(b)
Number of stock plan participants (in thousands)	1,327	974	36
Client assets (in billions)	$270	$230	17%
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)Relates to an equity plan administration business which was acquired in 2022 with the Firm’s purchase of Global Shares. The increase in 2024 includes the impact of onboarding participants in the Firm’s employee stock plans during the fourth quarter of 2024.

86	JPMorgan Chase & Co./2024 Form 10-K

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2024	2023	2022
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$3,563	$3,377	$3,240
Asia-Pacific	2,023	1,876	1,836
Latin America/Caribbean	1,065	985	967
Total international net revenue	6,651	6,238	6,043

North America	14,927	13,589	11,705
Total net revenue	$21,578	$19,827	$17,748

Assets under management
Europe/Middle East/Africa	$604	$539	$487
Asia-Pacific	302	263	218
Latin America/Caribbean	106	86	69
Total international assets under management	1,012	888	774

North America	3,033	2,534	1,992
Total assets under management	$4,045	$3,422	$2,766

Client assets
Europe/Middle East/Africa	$841	$740	$610
Asia-Pacific	482	406	331
Latin America/Caribbean	254	232	189
Total international client assets	1,577	1,378	1,130

North America	4,355	3,634	2,918
Total client assets	$5,932	$5,012	$4,048
(a)Regional revenue is based on the domicile of the client.

JPMorgan Chase & Co./2024 Form 10-K	87

CORPORATE

Corporate consists of Treasury and Chief Investment Office (“CIO”) and Other Corporate. Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks.
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

Selected income statement and balance sheet data
Year ended December 31, (in millions, except employees)	2024		2023		2022
Revenue
Principal transactions	$152		$302		$(227)
Investment securities losses	(1,020)		(3,180)		(2,380)
All other income	8,476	(c)	3,010	(f)	809
Noninterest revenue	7,608		132		(1,798)
Net interest income	9,786		7,906		1,878
Total net revenue(a)	17,394		8,038		80
Provision for credit losses	10		171		22
Noninterest expense	3,994	(d)(e)	5,601	(e)(g)	1,034
Income/(loss) before income tax expense/(benefit)	13,390		2,266		(976)
Income tax expense/(benefit)	2,789		(555)	(h)	(233)
Net income/(loss)	$10,601		$2,821		$(743)
Total net revenue
Treasury and CIO	9,638		6,072		(439)
Other Corporate	7,756		1,966		519
Total net revenue	$17,394		$8,038		$80
Net income/(loss)
Treasury and CIO	7,013		4,206		(197)
Other Corporate	3,588	(e)	(1,385)	(e)	(546)
Total net income/(loss)	$10,601		$2,821		$(743)
Total assets (period-end)	$1,323,967		$1,348,437		$1,328,219
Loans (period-end)	1,964		1,924		2,181
Deposits(b)	27,581		21,826		14,203
Employees	49,610		47,530		44,196
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $182 million, $211 million and $235 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
(d)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
(e)The first quarter of 2024 included an increase of $725 million to the FDIC special assessment reflecting the FDIC's revised estimate of Deposit Insurance Fund losses. The fourth quarter of 2023 included the $2.9 billion FDIC special assessment.
(f)Included the estimated bargain purchase gain of $2.8 billion for the year ended December 31, 2023 associated with the First Republic acquisition. Refer to Notes 6 and 34 for additional information.
(g)In the second quarter of 2023, substantially all of the expense associated with First Republic was reported in Corporate. Commencing in the third quarter of 2023, the expense was aligned to the appropriate LOBs.
(h)Income taxes associated with the First Republic acquisition were reflected in the estimated bargain purchase gain.

88	JPMorgan Chase & Co./2024 Form 10-K

2024 compared with 2023
Net income was $10.6 billion, compared with $2.8 billion in the prior year.
Net revenue was $17.4 billion, compared with $8.0 billion in the prior year.
Net interest income was $9.8 billion, up 24%, driven by the impact of balance sheet actions, primarily reinvestments in the investment securities portfolio, partially offset by the net impact of rates.
Noninterest revenue was $7.6 billion, compared with $132 million in the prior year. Excluding the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024 and the prior-year $2.8 billion estimated bargain purchase gain associated with the First Republic acquisition, revenue was up $2.4 billion, predominantly driven by lower investment securities losses, primarily on sales of U.S. Treasuries and U.S. GSE and government agency MBS, associated with repositioning the investment securities portfolio in Treasury and CIO.
Noninterest expense was $4.0 billion, down 29%, driven by:
•a lower FDIC special assessment,
•lower expense associated with the First Republic acquisition as the prior year expense in Corporate included individuals associated with First Republic who were not employees of the Firm until July 2023, and this expense was subsequently aligned to the appropriate LOBs starting in the third quarter of 2023, and
•lower legal expense,
partially offset by
•a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024, and
•higher costs associated with the Firm's international consumer initiatives.
The provision for credit losses was $10 million.
The provision in the prior year was $171 million, reflecting a net addition to the allowance for credit losses related to a single name exposure, which was subsequently charged off upon the restructuring of a loan.
Refer to Note 10 and Note 13 for additional information on the investment securities portfolio and the allowance for credit losses.
The current period income tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes, including the impact of the net gain on Visa shares and the contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024, partially offset by benefits related to tax audit settlements.
Other Corporate includes the Firm's international consumer initiatives, which primarily consists of Chase U.K., Nutmeg, and an ownership stake in C6 Bank.
The deposits within Corporate relate to the Firm’s international consumer initiatives and have increased as a result of growth in client accounts, reflecting the impact of additional product offerings.

JPMorgan Chase & Co./2024 Form 10-K	89

Treasury and CIO overview
Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s three reportable business segments to serve their respective client bases, which generate both on- and off-balance sheet assets and liabilities.
Treasury and CIO seeks to achieve the Firm’s asset-liability management objectives generally by investing in high quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also uses derivatives to meet the Firm’s asset-liability management objectives. Refer to Note 5 for further information on derivatives. In addition, Treasury and CIO manages the Firm’s cash position primarily through deposits at central banks and investments in short-term instruments. Refer to Liquidity Risk Management on pages 108–115 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 141–149 for information on interest rate and foreign exchange risks.
The investment securities portfolio predominantly consists of U.S. and non-U.S. government securities, U.S. GSE and government agency and nonagency mortgage-backed securities, collateralized loan obligations, obligations of U.S. states and municipalities and other ABS. At December 31, 2024, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $678.3 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2024	2023	2022
Investment securities losses	$(1,020)	$(3,180)	$(2,380)
Available-for-sale securities (average)	$287,260	$200,708	$239,924
Held-to-maturity securities (average)(a)	321,384	402,010	412,180
Investment securities portfolio (average)	$608,644	$602,718	$652,104
Available-for-sale securities (period-end)	$403,796	$199,354	$203,981
Held-to-maturity securities (period–end)(a)	274,468	369,848	425,305
Investment securities portfolio, net of allowance for credit losses (period–end)(b)	$678,264	$569,202	$629,286
(a)Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance. As permitted by the guidance, the Firm elected to transfer $7.1 billion of investment securities from HTM to AFS. During 2022, the Firm transferred $78.3 billion of investment securities from AFS to HTM for capital management purposes. Refer to Note 1 and Note 10 for additional information on the portfolio layer method hedge accounting guidance.
(b)As of December 31, 2024, 2023 and 2022, the allowance for credit losses on investment securities was $105 million, $94 million and $67 million, respectively.

90	JPMorgan Chase & Co./2024 Form 10-K

FIRMWIDE RISK MANAGEMENT
Risk is an inherent part of JPMorganChase’s business activities. When the Firm extends a consumer or wholesale loan, advises customers and clients on their investment decisions, makes markets in securities, or offers other products or services, the Firm takes on some degree of risk. The Firm’s overall objective is to manage its business, and the associated risks, in a manner that balances serving the interests of its clients, customers and investors, and protecting the safety and soundness of the Firm.
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
Risk governance framework
The Firm’s risk governance framework involves understanding drivers of risks, types of risks and impacts of risks.
Drivers of risks are factors that cause a risk to exist. Drivers of risks include the economic environment, regulatory or government policy, competitor or market evolution, business decisions, process or judgment error, deliberate wrongdoing, dysfunctional markets and natural disasters.
Types of risks are categories by which risks manifest themselves. The Firm’s risks are generally categorized in the following four risk types:
•Strategic risk is the risk to earnings, capital, liquidity or reputation associated with poorly-designed or failed business plans or an inadequate response to changes in the operating environment.
•Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk and investment portfolio risk.
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
Impacts of risks are consequences of risks, both quantitative and qualitative. There may be many consequences when risks manifest themselves, including quantitative impacts such as a reduction in earnings and capital, liquidity outflows, and fines or penalties, or qualitative impacts such as damage to the Firm’s reputation, loss of clients and customers, and regulatory and enforcement actions.
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
The Firm’s CRO oversees and delegates authority to the Firmwide Risk Executives (“FREs”), the Chief Risk Officers of the LOBs and Corporate (“LOB CROs”), and the Firm’s Chief Compliance Officer (“CCO”), who, in turn, establish Risk Management and Compliance organizations, develop the Firm’s risk governance policies and standards, and define and oversee the implementation of the Firm’s risk governance framework. The LOB CROs oversee risks that arise in their LOBs and Corporate, while FREs oversee risks that span across the LOBs and Corporate, as well as functions and regions. Each area of the Firm that gives rise to risk is expected to operate within the parameters identified by the IRM function, and within the risk and control standards established by its own management.

JPMorgan Chase & Co./2024 Form 10-K	91

Management’s discussion and analysis
Three lines of defense
The Firm’s “three lines of defense” are as follows:
The first line of defense consists of each LOB, Treasury and CIO, and certain Other Corporate initiatives, including their aligned Operations, Technology and Control Management. The first line of defense owns the risks, and identification of risks, associated with their respective activities and the design and execution of controls to manage those risks. Responsibilities also include adherence to applicable laws, rules and regulations and implementation of the risk governance framework established by IRM, which may include policies, standards, limits, thresholds and controls.
The second line of defense is the IRM function, which is separate from the first line of defense and is responsible for independently measuring risk, as well as assessing and challenging the risk management activities of the first line of defense. IRM is also responsible for the identification of risks within its organization, its own adherence to applicable laws, rules and regulations and for the development and implementation of policies and standards with respect to its own processes.
The third line of defense is Internal Audit, an independent function that provides objective assessment of the adequacy and effectiveness of Firmwide processes, controls, governance and risk management. The Internal Audit function is led by the General Auditor, who reports to the Audit Committee and administratively to the CEO.
In addition, there are other functions that contribute to the Firmwide control environment but are not considered part of a particular line of defense, including Corporate Finance, Human Resources and Legal. These other functions are responsible for the identification of risks within their respective organizations, adherence to applicable laws, rules and regulations and implementation of the risk governance framework established by IRM.

Risk identification and ownership
The LOBs and Corporate are responsible for the identification of risks within their respective organizations, as well as the design and execution of controls, including IRM-specified controls, to manage those risks. To support this activity, the Firm has a risk identification framework designed to facilitate the responsibility of each LOB and Corporate to identify material risks inherent to the Firm’s businesses and operational activities, catalog them in a central repository and review material risks on a regular basis. The IRM function reviews and challenges the risks identified by each LOB and Corporate, maintains the central repository and provides the consolidated Firmwide results to the Firmwide Risk Committee (“FRC”) and the Board Risk Committee.
Risk appetite
The Firm’s overall appetite for risk is governed by Risk Appetite frameworks for quantitative and qualitative risks. The Firm’s risk appetite is periodically set and approved by senior management (including the CEO and CRO) and approved by the Board Risk Committee. Quantitative and qualitative risks are assessed to monitor and measure the Firm’s capacity to take risk consistent with its stated risk appetite. Risk appetite results are reported to the Board Risk Committee.

92	JPMorgan Chase & Co./2024 Form 10-K

Risk governance and oversight structure
The independent status of the IRM function is supported by a risk governance and oversight structure that provides channels for the escalation of risks and issues to senior management, the FRC and the Board of Directors, as appropriate.
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
Board Risk Committee
Public Responsibility Committee
Compensation and Management Development Committee
Corporate Governance and Nominating Committee
Audit Committee
Operating Committee
Chief Executive Officer[a]
Chief Risk Officer[b]
Chief Financial Officer
Line of Business CEOs and Selected Business Heads
President and Chief Operating Officer[c]
General Counsel
Global Chief Information Officer
Chief Data and Analytics Officer
Head of Human Resources
Global Head of Corporate Responsibility; Chairman of the Mid-Atlantic Region[d]
General Auditor[e] (ex-officio member)
Key Management-Level Committees and Forums
Firmwide Risk Committee[f]
Asset and Liability Committee[g]
Firmwide Valuation Governance Forum
Line of Business, Regional Risk Committees and Firmwide Control Committee
Internal Audit

(a) The Firm's CEO is also the Chairman of the Board of Directors.
(b) The Firm's CRO reports to the Firm's CEO and the Board Risk Committee. The Firm's CRO may escalate directly to the Board of Directors (including its committees), as appropriate.
(c) Effective January 14, 2025, the co-CEO of the Commercial & Investment Bank became a Chief Operating Officer of the Firm. Refer to Recent events on page 57 for further information.
(d) Effective February 12, 2024, the Global Head of Corporate Responsibility and Chairman of the Mid-Atlantic Region became a member of the Operating Committee.
(e) The Firm's General Auditor reports to the Audit Committee and administratively to the Firm's CEO.
(f) The Firmwide Risk Committee escalates to the Board Risk Committee, as appropriate.
(g) The Asset and Liability Committee escalates to the Firm's CEO or the Board of Directors (including its committees), as appropriate.

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

JPMorgan Chase & Co./2024 Form 10-K	93

Management’s discussion and analysis
management. Breaches in risk appetite and parameters, issues that may have a material adverse impact on the Firm, including capital and liquidity issues, and other significant risk-related matters are escalated to the Board Risk Committee, as appropriate.
The Audit Committee assists the Board in its oversight of management’s responsibilities to ensure that there is an effective system of controls reasonably designed to safeguard the Firm’s assets and income, ensure the integrity of the Firm’s financial statements, and maintain compliance with the Firm’s ethical standards, policies, plans and procedures, and with laws and regulations. It also assists the Board in its oversight of the qualifications, independence and performance of the Firm’s independent registered public accounting firm, and of the performance of the Firm’s Internal Audit function.
The Compensation & Management Development Committee (“CMDC”) assists the Board in its oversight of the Firm’s compensation principles and practices. The CMDC reviews and approves the Firm’s compensation and qualified benefits programs. The Committee reviews the performance of Operating Committee members against their goals, and approves their compensation awards. In addition, the CEO’s compensation award is subject to ratification by the independent directors of the Board. The CMDC also reviews the development of and succession for key executives. As part of the Board’s role of reinforcing, demonstrating and communicating the “tone at the top,” the CMDC oversees the Firm’s culture, including reviewing updates from management regarding significant conduct issues and any related actions with respect to employees, including compensation actions.
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

Management oversight
The Firm’s senior management-level committees that are primarily responsible for key risk-related functions include:
The Firmwide Risk Committee (“FRC”) is the Firm’s highest management-level risk committee. It oversees the risks inherent in the Firm’s business and provides a forum for discussion of risk-related and other topics and issues that are raised or escalated by its members and other committees.
The Firmwide Control Committee (“FCC”) is an escalation committee for senior management to review and discuss the Firmwide compliance and operational risk environment, including identified issues, compliance and operational risk metrics and significant events that have been escalated.
Line of Business and Regional Risk Committees are responsible for overseeing the governance, limits and controls that have been established within the scope of their respective activities. These committees review the ways in which the particular LOB or the businesses operating in a particular region could be exposed to adverse outcomes, with a focus on identifying, accepting, escalating and/or requiring remediation of matters brought to these committees.

94	JPMorgan Chase & Co./2024 Form 10-K

Line of Business and Corporate Function Control Committees oversee the risk and control environment of their respective business or function, inclusive of Operational Risk, Compliance and Conduct Risks. As part of that mandate, they are responsible for reviewing indicators of elevated or emerging risks and other data that may impact the level of compliance and operational risk in a business or function, addressing key compliance and operational risk issues, with an emphasis on processes with control concerns, and overseeing control remediation.
The Asset and Liability Committee (“ALCO”) is responsible for overseeing the Firm’s asset and liability management (“ALM”), including the activities and frameworks supporting management of the balance sheet, liquidity risk, interest rate risk and capital risk.
The Firmwide Valuation Governance Forum (“VGF”) is composed of senior finance and risk executives and is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm.
Risk governance and oversight functions
The Firm monitors and measures its risk through risk governance and oversight functions. The scope of a particular function or business activity may include one or more drivers, types and/or impacts of risk. For example, Country Risk Management oversees country risk which may be a driver of risk or an aggregation of exposures that could give rise to multiple risk types such as credit or market risk.
The following sections discuss the risk governance and oversight functions that have been established to oversee the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Page
Strategic Risk	96
Capital Risk	97–107
Liquidity Risk	108-115
Reputation Risk	116
Consumer Credit Risk	120-125
Wholesale Credit Risk	126-136
Investment Portfolio Risk	140
Market Risk	141-149
Country Risk	150-151
Climate Risk	152
Operational Risk	153-156
Compliance Risk	157
Conduct Risk	158
Legal Risk	159
Estimations and Model Risk	160

JPMorgan Chase & Co./2024 Form 10-K	95

Management’s discussion and analysis

STRATEGIC RISK MANAGEMENT
Strategic risk is the risk to earnings, capital, liquidity or reputation associated with poorly-designed or failed business plans or an inadequate response to changes in the operating environment.
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
The Firm’s strategic planning process, which includes the development of the Firm’s strategic plan and other strategic initiatives, is one component of managing the Firm’s strategic risk. The strategic plan outlines the Firm’s strategic framework and initiatives, and includes components such as budget, risk appetite, capital, earnings and asset-liability management objectives. Guided by the Firm’s Business Principles, the Operating Committee and senior management teams in each LOB and Corporate review and update the strategic plan periodically, including evaluating the strategic framework and performance of strategic initiatives, assessing the operating environment, refining existing strategies and developing new strategies.
The Firm’s strategic plan, together with IRM’s assessment, are provided to the Board as part of its review and approval of the Firm’s strategic plan, and the plan is also reflected in the Firm's budget.
The Firm’s balance sheet strategy, which focuses on risk-adjusted returns, strong capital and robust liquidity, is also a component in the management of strategic risk. Refer to Capital Risk Management on pages 97–107 for further information on capital risk. Refer to Liquidity Risk Management on pages 108–115 for further information on liquidity risk. Refer to Reputation Risk Management on page 116 for further information on reputation risk.

96	JPMorgan Chase & Co./2024 Form 10-K

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
•Ensure the Firm operates above the minimum regulatory capital ratios as well as maintain “well-capitalized” status for the Firm and its principal insured depository institution (“IDI”) subsidiary, JPMorgan Chase Bank, N.A., at all times under applicable regulatory capital requirements;
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
Governance
Committees responsible for overseeing the Firm’s capital management include the Capital Governance Committee, the Firmwide ALCO as well as regional ALCOs, and the CIO, Treasury and Corporate (“CTC”) Risk Committee. In addition, the Board Risk Committee periodically reviews the Firm’s capital risk tolerance. Refer to Firmwide Risk Management on pages 91–95 for additional discussion of the Firmwide ALCO and other risk-related committees.
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

JPMorgan Chase & Co./2024 Form 10-K	97

Management’s discussion and analysis
Reserve uses results under the severely adverse scenario from its supervisory stress test to determine each firm’s Stress Capital Buffer (“SCB”) requirement for the coming year.
The Firm's current SCB requirement is 3.3% and will remain in effect until September 30, 2025. The Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, was 12.3% as of December 31, 2024.
Refer to Capital actions on page 105 for information on actions taken by the Firm’s Board of Directors.
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
As of December 31, 2024, the Firm’s Basel III Standardized ratios risk-based ratios were more binding than the Basel III Advanced risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs.
Refer to page 104 for additional information on SLR.

98	JPMorgan Chase & Co./2024 Form 10-K

Key Regulatory Developments
U.S. Basel III Finalization
In July 2023, the Federal Reserve, the OCC and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity", which is referred to in this Form 10-K as the "U.S. Basel III proposal". Under this proposal, changes to the framework would include replacement of the Advanced approach with an expanded risk-based approach for the calculation of RWA. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the Standardized approach.
GSIB Surcharge and TLAC and Eligible LTD Requirements
In July 2023, the Federal Reserve released a proposal to amend the calculation of the GSIB surcharge. Under the proposal, the annual GSIB surcharge would be based on an average of the quarterly surcharge calculations throughout the calendar year, with daily averaging required for certain measures. The proposal would also reduce surcharge increments from 50 bps to 10 bps and includes other technical amendments to the “Method 2” calculation. The proposed changes would revise risk-based capital requirements for the Firm and other U.S. GSIBs. Refer to Risk-based Capital Regulatory Requirements on page 100 for further information on the GSIB surcharge.
Additionally, in August 2023, the Federal Reserve, the FDIC and the OCC released a proposal to expand the eligible long-term debt ("eligible LTD") and clean holding company requirements under the existing total loss-absorbing capacity ("TLAC") rule to apply to non-GSIB banks with $100 billion or more in total consolidated assets. The proposal would also reduce the amount of LTD with remaining maturities of less than two years that count towards a U.S. GSIB's TLAC requirement and expand the existing capital deduction framework for LTD issued by GSIBs to include LTD issued by non-GSIB banks subject to the LTD requirements.
Finalization of the above proposals, including the required implementation dates, is uncertain. The Firm continues to monitor developments and potential impacts.

JPMorgan Chase & Co./2024 Form 10-K	99

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
Under the Federal Reserve’s GSIB rule, the Firm is required to assess its GSIB surcharge on an annual basis under two separately prescribed methods based on data for the previous fiscal year-end, and is subject to the higher of the two. “Method 1” reflects the GSIB surcharge as prescribed by the Basel Committee’s assessment methodology, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. “Method 2” modifies the Method 1 requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor”.
The following table presents the Firm’s effective GSIB surcharge for the years ended December 31, 2024 and 2023. For 2025, the Firm’s effective regulatory minimum GSIB surcharge calculated under both
Method 1 and Method 2 remains unchanged at 2.5% and 4.5%, respectively.

	2024	2023
Method 1	2.5%	2.5%
Method 2	4.5%	4.0%
The U.S. federal regulatory capital standards include a framework for setting a discretionary countercyclical capital buffer taking into account the macro financial environment in which large, internationally active banks function. As of December 31, 2024, the U.S. countercyclical capital buffer remained at 0%. The Federal Reserve will continue to review the buffer at least annually. The buffer can be increased if the Federal Reserve, the FDIC and the OCC determine that systemic risks are meaningfully above normal and can be calibrated up to an additional 2.5% of RWA subject to a 12-month implementation period.
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

100	JPMorgan Chase & Co./2024 Form 10-K

Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD. Refer to TLAC on page 106 for additional information.
Leverage-based Capital Regulatory Requirements
Supplementary leverage ratio
Banking organizations subject to the Basel III Advanced approach are currently required to have a minimum SLR of 3.0%. Certain banking organizations, including the Firm, are also required to hold an additional 2.0% leverage buffer. The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, as defined in regulatory capital rules. Refer to SLR on page 104 for additional information.
Failure to maintain an SLR equal to or greater than the regulatory requirement will result in limitations on the amount of capital that the Firm may distribute such as through dividends and common share repurchases, as well as on discretionary bonus payments for certain executive officers.

Other regulatory capital
In addition to meeting the capital ratio requirements of Basel III, the Firm and its principal IDI subsidiary, JPMorgan Chase Bank, N.A., must also maintain minimum capital and leverage ratios in order to be “well-capitalized” under the regulations issued by the Federal Reserve and the Prompt Corrective Action requirements of the FDIC Improvement Act, respectively. Refer to Note 27 for additional information.
Additional information regarding the Firm’s capital ratios, as well as the U.S. federal regulatory capital standards to which the Firm is subject, is presented in Note 27. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on the Firm’s current capital measures.

JPMorgan Chase & Co./2024 Form 10-K	101

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

	Standardized			Advanced
(in millions, except ratios)	December 31, 2024	December 31, 2023	Capital ratio requirements(b)	December 31, 2024		December 31, 2023		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$275,513	$250,585		$275,513		$250,585
Tier 1 capital	294,881	277,306		294,881		277,306
Total capital	325,589	308,497		311,898	(c)	295,417	(c)
Risk-weighted assets	1,757,460	1,671,995		1,740,429	(c)	1,669,156	(c)
CET1 capital ratio	15.7%	15.0%	12.3%	15.8%		15.0%		11.5%
Tier 1 capital ratio	16.8	16.6	13.8	16.9		16.6		13.0
Total capital ratio	18.5	18.5	15.8	17.9		17.7		15.0
(a)The capital metrics reflect the CECL capital transition provisions. As of December 31, 2024, CET1 capital reflected the remaining $720 million CECL benefit and were fully phased in as of January 1, 2025; as of December 31, 2023, CET1 capital reflected a $1.4 billion benefit. Refer to Note 27 for additional information.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the period ended December 31, 2024. For the period ended December 31, 2023, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.4%, 12.9%, and 14.9%, respectively; the Basel III Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.0%, 12.5%, and 14.5%, respectively. Refer to Note 27 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	December 31, 2024	December 31, 2023	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,070,499	$3,831,200
Tier 1 leverage ratio	7.2%	7.2%	4.0%
Total leverage exposure	$4,837,568	$4,540,465
SLR	6.1%	6.1%	5.0%
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
(c)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 27 for additional information.

102	JPMorgan Chase & Co./2024 Form 10-K

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of December 31, 2024 and 2023.

(in millions)	December 31, 2024	December 31, 2023
Total stockholders’ equity	$344,758	$327,878
Less: Preferred stock	20,050	27,404
Common stockholders’ equity	324,708	300,474
Add:
Certain deferred tax liabilities(a)	2,943	2,996
Other CET1 capital adjustments(b)	4,499	4,717
Less:
Goodwill(c)	53,763	54,377
Other intangible assets	2,874	3,225
Standardized/Advanced CET1 capital	275,513	250,585
Add: Preferred stock	20,050	27,404
Less: Other Tier 1 adjustments	682	683
Standardized/Advanced Tier 1 capital	$294,881	$277,306
Long-term debt and other instruments qualifying as Tier 2 capital	$10,312	$11,779
Qualifying allowance for credit losses(d)	20,992	20,102
Other	(596)	(690)
Standardized Tier 2 capital	$30,708	$31,191
Standardized Total capital	$325,589	$308,497
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(13,691)	(13,080)
Advanced Tier 2 capital	$17,017	$18,111
Advanced Total capital	$311,898	$295,417
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of December 31, 2024 and 2023, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $5.2 billion and $4.3 billion and the benefit from the CECL capital transition provisions of $720 million and $1.4 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 140 for additional information on principal investment risk.
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
(f)As of December 31, 2024 and 2023, included an incremental $541 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2024.

Year ended December 31, (in millions)	2024
Standardized/Advanced CET1 capital at December 31, 2023	$250,585
Net income applicable to common equity	57,212
Dividends declared on common stock	(13,786)
Net purchase of treasury stock	(17,801)
Changes in additional paid-in capital	783
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	(87)
Translation adjustments, net of hedges(a)	(858)
Fair value hedges	(87)
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(63)
Changes related to other CET1 capital adjustments(b)	(385)
Change in Standardized/Advanced CET1 capital	24,928
Standardized/Advanced CET1 capital at December 31, 2024	$275,513

Standardized/Advanced Tier 1 capital at December 31, 2023	$277,306
Change in CET1 capital(b)	24,928
Net redemptions of noncumulative perpetual preferred stock	(7,354)
Other	1
Change in Standardized/Advanced Tier 1 capital	17,575
Standardized/Advanced Tier 1 capital at December 31, 2024	$294,881

Standardized Tier 2 capital at December 31, 2023	$31,191
Change in long-term debt and other instruments qualifying as Tier 2	(1,467)
Change in qualifying allowance for credit losses(b)	890
Other	94
Change in Standardized Tier 2 capital	(483)
Standardized Tier 2 capital at December 31, 2024	$30,708
Standardized Total capital at December 31, 2024	$325,589
Advanced Tier 2 capital at December 31, 2023	$18,111
Change in long-term debt and other instruments qualifying as Tier 2	(1,467)
Change in qualifying allowance for credit losses(b)(c)	279
Other	94
Change in Advanced Tier 2 capital	(1,094)
Advanced Tier 2 capital at December 31, 2024	$17,017
Advanced Total capital at December 31, 2024	$311,898
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes the impact of the CECL capital transition provisions and the cumulative effect of changes in accounting principles. Refer to Note 1 for additional information on changes in accounting principles and Note 27 for additional information on the CECL capital transition provisions.
(c)As of December 31, 2024 and 2023, included an incremental $541 million and $655 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

JPMorgan Chase & Co./2024 Form 10-K	103

Management’s discussion and analysis
RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the year ended December 31, 2024. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Year ended December 31, 2024 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2023	$1,603,851	$68,144	$1,671,995	$1,155,261	$68,603	$445,292	$1,669,156
Model & data changes(a)	4,743	(366)	4,377	4,811	(366)	—	4,445
Movement in portfolio levels(b)	64,169	16,919	81,088	57,933	16,895	(8,000)	66,828
Changes in RWA	68,912	16,553	85,465	62,744	16,529	(8,000)	71,273
December 31, 2024	$1,672,763	$84,697	$1,757,460	$1,218,005	$85,132	$437,292	$1,740,429
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
(c)As of December 31, 2024 and 2023, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $208.0 billion and $208.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $192.1 billion and $188.5 billion, respectively.
(d)As of December 31, 2024 and 2023, Credit risk RWA reflected approximately $43.3 billion and $52.4 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	December 31, 2024	December 31, 2023
Tier 1 capital	$294,881	$277,306
Total average assets	4,125,167	3,885,632
Less: Regulatory capital adjustments(a)	54,668	54,432
Total adjusted average assets(b)	4,070,499	3,831,200
Add: Off-balance sheet exposures(c)	767,069	709,265
Total leverage exposure	$4,837,568	$4,540,465
SLR	6.1%	6.1%
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
Line of business and Corporate equity
Each LOB and Corporate is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. ROE is measured and internal targets for expected returns are established as key measures of an LOB’s performance.
The Firm’s current equity allocation methodology incorporates Basel III Standardized RWA and the GSIB surcharge, both under rules currently in effect, as well as a simulation of capital depletion in a severe stress environment. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. As of January 1, 2025, changes to the Firm’s capital allocations are primarily a result of updates to the Firm’s current capital requirements and changes in RWA for each LOB under rules currently in effect. Any capital that the Firm has accumulated in excess of these current requirements, including the capital required to meet the potential increased requirements of the U.S. Basel III proposal, has been retained in Corporate in addition to its allocated balance.
The following table presents the capital allocated to each LOB and Corporate.

		December 31,
(in billions)	January 1, 2025	2024	2023
Consumer & Community Banking	$56.0	$54.5	$55.5
Commercial & Investment Bank	149.5	132.0	138.0
Asset & Wealth Management	16.0	15.5	17.0
Corporate	103.2	122.7	90.0
Total common stockholders’ equity	$324.7	$324.7	$300.5

104	JPMorgan Chase & Co./2024 Form 10-K

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On December 9, 2024, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.25 per share, payable on January 31, 2025. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Refer to Note 21 and Note 26 for information regarding dividend restrictions.
The following table shows the common dividend payout ratio based on net income applicable to common equity.

Year ended December 31,	2024	2023	2022
Common dividend payout ratio	24%	25%	33%
Common stock
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2024, 2023 and 2022.

Year ended December 31, (in millions)	2024	2023	2022(b)
Total number of shares of common stock repurchased	91.7	69.5	23.1
Aggregate purchase price of common stock repurchases(a)	$18,841	$9,898	$3,122
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on net share repurchases commencing January 1, 2023.
(b)In the second half of 2022, the Firm temporarily suspended share repurchases, which it resumed in the first quarter of 2023 under its common share repurchase program.

The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The $30 billion common share repurchase program approved by the Board of Directors does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); organic capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process. The Firm’s common share repurchases may be suspended by management at any time; and may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans, which are written trading plans that the Firm may enter into from time to time under Rule 10b5-1 of the Securities Exchange Act of 1934 and which allow the Firm to repurchase its common shares during periods when it may otherwise not be repurchasing common shares — for example, during internal trading blackout periods.
Refer to capital planning and stress testing on pages 97–98 for additional information.
Refer to Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 39 of this 2024 Form 10-K for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $1.3 billion, $1.5 billion, and $1.6 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
During the year ended and subsequent to December 31, 2024, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 21 for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 114 and Note 20 for additional information on the Firm’s subordinated debt.

JPMorgan Chase & Co./2024 Form 10-K	105

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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$546.6	$236.8	$513.8	$222.6
% of RWA	31.1%	13.5%	30.7%	13.3%
Regulatory requirements	23.0	10.5	23.0	10.0
Surplus/(shortfall)	$142.3	$52.3	$129.2	$55.4

% of total leverage exposure	11.3%	4.9%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$87.0	$19.2	$82.5	$18.3
Effective January 1, 2024, the Firm's regulatory requirement for its eligible LTD to RWA ratio increased by 50 bps to 10.5%, due to the increase in the Firm’s GSIB Method 2 requirements. The Firm's regulatory requirement for its TLAC to RWA ratio remained at 23.0%. Refer to Risk-based Capital Regulatory Requirements on pages 100–101 for further information on the GSIB surcharge.
Refer to Liquidity Risk Management on pages 108–115 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 10-37 of this 2024 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

106	JPMorgan Chase & Co./2024 Form 10-K

U.S. broker-dealer regulatory capital
J.P. Morgan Securities
JPMorganChase’s principal U.S. broker-dealer subsidiary is J.P. Morgan Securities. J.P. Morgan Securities is subject to the regulatory capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). J.P. Morgan Securities is also registered as a futures commission merchant and is subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission (“CFTC”), the Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”).
J.P. Morgan Securities has elected to compute its minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule.
The following table presents J.P. Morgan Securities’ net capital.

December 31, 2024
(in millions)	Actual	Minimum
Net Capital	$24,980	$5,999
J.P. Morgan Securities is registered with the SEC as a security-based swap dealer and with the CFTC as a swap dealer. As a result of additional SEC and CFTC capital and financial reporting requirements for security-based swap dealers and swap dealers, J.P. Morgan Securities is subject to alternative minimum net capital requirements and required to hold “tentative net capital” in excess of $5.0 billion. J.P. Morgan Securities is also required to notify the SEC and CFTC in the event that its tentative net capital is less than $6.0 billion. Tentative net capital is net capital before deducting market and credit risk charges as defined by the Net Capital Rule. As of December 31, 2024, J.P. Morgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
Non-U.S. subsidiary regulatory capital
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated in the U.K. by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the Capital Requirements Regulation (“CRR”), as adopted and amended in the U.K., and the capital rules in the PRA Rulebook. These requirements collectively represent the U.K.’s implementation of the Basel III standards. The PRA announced that it intends to delay the U.K.’s implementation of the final Basel III standards until January 1, 2027, with a three-year transitional period for certain aspects.
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of December 31, 2024, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

December 31, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Actual
Total capital	$53,120
CET1 capital ratio	17.0%	4.5%
Tier 1 capital ratio	22.1	6.0
Total capital ratio	27.1	8.0
Tier 1 leverage ratio	7.1	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of December 31, 2024 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
(b)At least 75% of the Tier 1 leverage ratio minimum must be met with CET1 capital.
J.P. Morgan SE
JPMSE is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and markets activities. JPMSE is regulated by the European Central Bank (“ECB”), the German Financial Supervisory Authority and the German Central Bank, as well as the local regulators in each of the countries in which it operates, and it is subject to EU capital requirements under Basel III. JPMSE is subject to the EU implementation of the final Basel III standards. Those standards became effective beginning on January 1, 2025, with the exception of market risk aspects for which the effective date is January 1, 2026.
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of December 31, 2024, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

December 31, 2024		Regulatory Minimum ratios(a)
(in millions, except ratios)	Actual
Total capital	$43,298
CET1 capital ratio	20.0%	4.5%
Tier 1 capital ratio	20.0	6.0
Total capital ratio	34.8	8.0
Tier 1 leverage ratio	6.1	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of December 31, 2024 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.

JPMorgan Chase & Co./2024 Form 10-K	107

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
•Developing and maintaining internal liquidity stress testing assumptions;
•Defining and monitoring Firmwide and legal entity-specific liquidity strategies, policies, reporting and contingency funding plans;
•Managing liquidity within the Firm’s approved limits and indicators, including liquidity risk appetite tolerances;
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
Governance
Committees responsible for liquidity governance include the Firmwide ALCO, as well as regional ALCOs, the Treasurer Committee, and the CTC Risk Committee. In addition, the Board Risk Committee reviews and recommends to the Board of Directors, for approval, the Firm’s liquidity risk tolerances, liquidity strategy, and liquidity policy. Refer to Firmwide Risk Management on pages 91–95 for further discussion of ALCO and other risk-related committees.
Internal stress testing
The Firm conducts internal liquidity stress testing to monitor liquidity positions at the Firm and its material legal entities under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Internal stress tests are produced on a daily basis, and other stress tests are performed in response to specific market events or concerns. Liquidity stress tests assume all of the Firm’s contractual financial obligations are met and take into consideration:
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

108	JPMorgan Chase & Co./2024 Form 10-K

long-term debt issuances, and its intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”), provides funding to support the ongoing operations of the Parent Company and its subsidiaries. The Firm manages liquidity at the Parent Company, the IHC, and operating subsidiaries at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of stress when access to normal funding sources may be disrupted.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2024, September 30, 2024 and December 31, 2023 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	December 31, 2024	September 30, 2024	December 31, 2023
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$396,123	$412,389	$485,263
Eligible securities(b)(c)	464,877	453,899	313,365
Total HQLA(d)	$861,000	$866,288	$798,628
Net cash outflows	$763,648	$762,072	$704,857
LCR	113%	114%	113%
Net excess eligible HQLA(d)	$97,352	$104,216	$93,771
JPMorgan Chase Bank, N.A.:
LCR	124%	121%	129%
Net excess eligible HQLA	$193,682	$168,137	$215,190
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

JPMorgan Chase Bank, N.A.'s average LCR increased during the three months ended December 31, 2024, compared with the three months ended September 30, 2024, driven by activities in CIB Markets, partially offset by lower market values of HQLA-eligible investment securities and funding maturities.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2024 decreased compared with the three months ended December 31, 2023, driven by dividend payments to the Parent Company and lending activity, largely offset by higher market values of HQLA-eligible investment securities, a reduction in unencumbered non-HQLA AFS securities, activities in CIB Markets, and long-term debt issuances.

JPMorgan Chase & Co./2024 Form 10-K	109

Management’s discussion and analysis
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
Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $594 billion and $649 billion as of December 31, 2024 and 2023, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2023, was driven by reductions in unencumbered AFS securities in Treasury and CIO, excess eligible HQLA securities at JPMorgan Chase Bank, N.A., and unencumbered CIB trading assets.
The Firm had approximately $1.4 trillion of available cash and securities as of both December 31, 2024 and 2023. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $834 billion and $798 billion, and unencumbered marketable securities with a fair value of approximately $594 billion and $649 billion.
The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $413 billion and $340 billion as of December 31, 2024 and 2023, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased from December 31, 2023 primarily due to a higher amount of commercial loans and credit card receivables pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended December 31, 2024, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm’s interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report on the Firm’s website for additional information.

110	JPMorgan Chase & Co./2024 Form 10-K

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations, which includes both short- and long-term cash requirements.
The Firm funds its global balance sheet through diverse sources of funding including deposits, secured and unsecured funding in the capital markets and stockholders’ equity. Deposits are the primary funding source for JPMorgan Chase Bank, N.A. Additionally, JPMorgan Chase Bank, N.A. may access funding through short- or long-term secured borrowings, the issuance of unsecured long-term debt, or from borrowings from the IHC. The Firm’s non-bank subsidiaries are primarily funded from long-term unsecured borrowings and short-term secured borrowings which are primarily securities loaned or sold under repurchase agreements. Excess funding is invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics.
Refer to Note 28 for additional information on off–balance sheet obligations.
Deposits
The table below summarizes, by LOB and Corporate, the period-end and average deposit balances as of and for the years ended December 31, 2024 and 2023.

As of or for the year ended December 31,			Average
(in millions)	2024	2023	2024	2023
Consumer & Community Banking(a)	$1,056,652	$1,094,738	$1,064,215	$1,126,552
Commercial & Investment Bank(a)	1,073,512	1,050,892	1,061,488	996,295
Asset & Wealth Management(a)	248,287	233,232	235,146	216,178
Corporate	27,581	21,826	25,793	20,042
Total Firm	$2,406,032	$2,400,688	$2,386,642	$2,359,067
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
Average deposits increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, reflecting:
•an increase in CIB due to net inflows predominantly in Payments and net issuances of structured notes as a result of client demand in Markets, partially offset by deposit attrition, which included actions taken to reduce certain deposits,
•the timing impact of First Republic,
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, largely offset by continued migration into other investments, and
•a decline in CCB primarily driven by a decrease in balances in existing accounts due to increased customer spending, largely offset by new accounts.
Period-end deposits increased from December 31, 2023, reflecting:
•an increase in CIB due to net inflows predominantly in Payments, largely offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, largely offset by continued migration into other investments, and
•a decline in CCB primarily driven by a decrease in balances in existing accounts due to increased customer spending and migration into higher-yielding investments, predominantly offset by new accounts.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 63–65 and pages 70–90, respectively, for further information on deposit and liability balance trends, as well as Executive Overview

JPMorgan Chase & Co./2024 Form 10-K	111

Management’s discussion and analysis
on pages 54–58 and Note 34 for additional information on the First Republic acquisition. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At December 31, 2024 and 2023(a), the Firmwide estimated uninsured deposits were $1,414.0 billion and $1,347.8 billion, respectively, primarily reflecting wholesale operating deposits.
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

(in millions)	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.		Non-U.S.
Three months or less	$119,333	$77,253	$98,606	(a)	$77,466
Over three months but within 6 months	11,040	12,229	17,736		5,358
Over six months but within 12 months	7,056	1,542	10,294		4,820
Over 12 months	823	1,924	710		2,543
Total	$138,252	$92,948	$127,346	(a)	$90,187
(a)Prior-period amounts have been revised to include cash collateral for certain derivatives to align with a change in the methodology for calculating uninsured U.S. time deposits.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of December 31, 2024 and 2023.

As of December 31, (in billions except ratios)
	2024	2023
Deposits	$2,406.0	$2,400.7
Deposits as a % of total liabilities	66%	68%
Loans	$1,348.0	$1,323.7
Loans-to-deposits ratio	56%	55%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the years ended December 31, 2024, 2023, and 2022.

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2024	2023	2022	2024	2023	2022
U.S. offices
Noninterest-bearing	$611,734	$635,791	$691,206	NA	NA	NA
Interest-bearing
Demand(a)	282,533	279,725	324,512	3.90%	3.50%	0.92%
Savings(b)	800,964	864,558	971,788	1.39	1.10	0.28
Time	223,503	145,827	62,022	4.93	4.74	2.07
Total interest-bearing deposits	1,307,000	1,290,110	1,358,322	2.54	2.03	0.52
Total deposits in U.S. offices	1,918,734	1,925,901	2,049,528	1.73	1.36	0.34
Non-U.S. offices
Noninterest-bearing	26,858	24,747	28,043	NA	NA	NA
Interest-bearing
Demand	346,179	321,976	324,740	3.13	2.71	0.57
Time	94,871	86,443	65,604	5.86	5.82	1.85
Total interest-bearing deposits	441,050	408,419	390,344	3.72	3.37	0.78
Total deposits in non-U.S. offices	467,908	433,166	418,387	3.50	3.18	0.73
Total deposits	$2,386,642	$2,359,067	$2,467,915	2.08%	1.70%	0.41%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 17 for additional information on deposits.

112	JPMorgan Chase & Co./2024 Form 10-K

The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2024 and 2023, and average balances for the years ended December 31, 2024 and 2023. Refer to the Consolidated Balance Sheets Analysis on pages 63–65 and Note 11 for additional information.

Sources of funds (excluding deposits)
As of or for the year ended December 31,			Average
(in millions)	2024	2023	2024		2023
Commercial paper	$14,932	$14,737	$11,398		$12,675
Other borrowed funds	13,018	8,200	12,040		9,712
Federal funds purchased	567	787	1,547		1,754
Total short-term unsecured funding	$28,517	$23,724	$24,985		$24,141
Securities sold under agreements to repurchase(a)	$291,500	$212,804	$357,144		$249,661
Securities loaned(a)	4,768	2,944	5,129		4,671
Other borrowed funds	24,943	21,775	25,504		22,010
Obligations of Firm-administered multi-seller conduits(b)	18,228	17,781	18,620		14,918
Total short-term secured funding	$339,439	$255,304	$406,397		$291,260
Senior notes	$203,639	$191,202	$199,908		$181,803
Subordinated debt	16,060	19,708	18,614		20,374
Structured notes(c)	98,792	86,056	93,483		76,574
Total long-term unsecured funding	$318,491	$296,966	$312,005		$278,751
Credit card securitization(b)	$5,312	$2,998	$5,138		$1,634
FHLB advances	29,257	41,246	35,040	(g)	28,865
Purchase Money Note(d)	49,207	$48,989	$49,090		$32,829
Other long-term secured funding(e)	4,463	4,624	4,676		4,513
Total long-term secured funding	$88,239	$97,857	$93,944		$67,841
Preferred stock(f)	$20,050	$27,404	$24,054		$27,404
Common stockholders’ equity(f)	$324,708	$300,474	$312,370		$282,056
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
(d)Reflects the Purchase Money Note associated with the First Republic acquisition on May 1, 2023. Refer to Note 34 for additional information.
(e)Includes long-term structured notes that are secured.
(f)Refer to Capital Risk Management on pages 97–107, Consolidated statements of changes in stockholders’ equity on page 175, Note 21 and Note 22 for additional information on preferred stock and common stockholders’ equity.
(g)Includes the timing impact of First Republic. Refer to the Executive Overview on pages 54–58 and Note 34 for additional information.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at December 31, 2024, compared with December 31, 2023, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets.
The increase in secured other borrowed funds at December 31, 2024 from December 31, 2023, as well as the increase for the average year ended December 31, 2024, compared to the prior year period, were both due to higher financing requirements in Markets, partially offset by FHLB maturities in Treasury and CIO.
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
The Firm’s primary sources of short-term unsecured funding consist of issuances of wholesale commercial paper and other borrowed funds.
The decrease in average commercial paper for the year ended December 31, 2024 compared to the prior year period was due to lower issuances primarily as a result of short-term liquidity management.
The increase in unsecured other borrowed funds at December 31, 2024 from December 31, 2023, was predominantly driven by net issuances of structured notes in Markets.

JPMorgan Chase & Co./2024 Form 10-K	113

Management’s discussion and analysis
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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at December 31, 2024 from December 31, 2023, and for the average year ended December 31, 2024, compared to the prior year period, was primarily driven by net issuances of structured notes in Markets due to client demand.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2024 and 2023. Refer to Note 20 for additional information on the IHC and long-term debt.

Long-term unsecured funding
Year ended December 31,	2024	2023	2024	2023
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$37,000	$14,256	$—	$3,750
Senior notes issued in non-U.S. markets	4,079	2,141	—	—
Total senior notes	41,079	16,397	—	3,750
Structured notes(a)	3,944	3,013	54,993	35,281
Total long-term unsecured funding – issuance	$45,023	$19,410	$54,993	$39,031
Maturities/redemptions
Senior notes	$25,765	$21,483	$65	$67
Subordinated debt	3,097	2,090	250	—
Structured notes	892	1,532	47,425	28,777
Total long-term unsecured funding – maturities/redemptions	$29,754	$25,105	$47,740	$28,844
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances and their respective maturities or redemptions, as applicable for the years ended December 31, 2024 and 2023.

Long-term secured funding
Year ended December 31,	Issuance			Maturities/Redemptions
(in millions)	2024	2023		2024	2023
Credit card securitization	$2,348	$1,998		$—	$1,000
FHLB advances	6,000	39,775	(c)	18,050	9,485
Purchase Money Note(a)	—	50,000		—	$—
Other long-term secured funding(b)	1,578	991		1,049	432
Total long-term secured funding	$9,926	$92,764		$19,099	$10,917
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

114	JPMorgan Chase & Co./2024 Form 10-K

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to Notes 5 and 14 for additional information.
The credit ratings of the Parent Company and certain of its principal subsidiaries as of December 31, 2024 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE(a)
December 31, 2024	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service(a)	A1	P-1	Positive	Aa2	P-1	Developing	Aa3	P-1	Positive
Standard & Poor’s(b)	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a)On November 11, 2024, Moody’s (i) affirmed the credit ratings of the Parent Company, JPMorgan Chase Bank, N.A. and the other subsidiaries listed above; (ii) revised its outlook for the Parent Company, J.P. Morgan Securities LLC and J.P. Morgan Securities plc from stable to positive; (iii) revised its outlook for JPMorgan Chase Bank, N.A. from negative to developing, reflecting its view with respect to possible support from the U.S. government; and (iv) assessed its outlook for J.P. Morgan SE as negative with an “(m)” modifier, reflecting a negative outlook for long-term bank deposits and a positive outlook for the long-term issuer rating.
(b)The credit ratings of the Parent Company, JPMorgan Chase Bank, N.A. and the other subsidiaries presented in the table reflect ratings upgrades by Standard & Poor’s on November 15, 2024. Standard & Poor’s also revised its outlook for the Parent Company and such subsidiaries from positive to stable.
JPMorganChase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.

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

JPMorgan Chase & Co./2024 Form 10-K	115

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
The Firm’s reputation risk management function includes the following activities:
•Maintaining a Firmwide Reputation Risk Governance policy and a standard consistent with the reputation risk framework
•Providing oversight of the governance framework through processes and infrastructure to support consistent identification, escalation and monitoring of reputation risk issues Firmwide

Governance and oversight
The Reputation Risk Governance policy establishes the principles for managing reputation risk for the Firm. It is the responsibility of each LOB and Corporate, and the Firm’s employees, to consider the reputation of the Firm when deciding whether to offer a new product, engage in a transaction or client relationship, enter a new jurisdiction, initiate a business process or consider any other activity. Environmental impacts and social concerns are important considerations in assessing the Firm’s reputation risk, and are a component of the Firm’s reputation risk governance.

116	JPMorgan Chase & Co./2024 Form 10-K

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
Credit Risk Management monitors and measures credit risk throughout the Firm, and defines credit risk policies, procedures and limits. The Firm’s credit risk management governance includes the following activities:
•Maintaining a credit risk policy framework
•Monitoring and measuring credit risk across all portfolio segments, including transaction and exposure approval
•Setting industry and geographic concentration limits, as appropriate, and setting guidelines for credit review and analysis
•Assigning and maintaining credit approval authorities in connection with the approval of credit exposure
•Monitoring and independent assessment of criticized exposures and delinquent loans, and
•Estimating credit losses and supporting appropriate credit risk-based capital management
Risk identification and measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.
Based on these factors and the methodology and estimates described in Note 13 and Note 10, the Firm estimates credit losses for its exposures. The allowance for loan losses reflects estimated credit losses related to the consumer and wholesale held-for-investment loan portfolios, the allowance for lending-related commitments reflects estimated credit losses related to the Firm’s lending-related commitments and the allowance for investment securities reflects estimated credit losses related to the investment securities portfolio. Refer to Note 13, Note 10 and Critical Accounting Estimates used by the Firm on pages 161–164 for further information.
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

JPMorgan Chase & Co./2024 Form 10-K	117

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

118	JPMorgan Chase & Co./2024 Form 10-K

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
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 120–125 and Note 12 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 126–136 and Note 12 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming(c)
	2024	2023	2024	2023
Loans retained	$1,299,590	$1,280,870	$7,175	$5,989
Loans held-for-sale	7,048	3,985	160	184
Loans at fair value	41,350	38,851	1,502	744
Total loans	1,347,988	1,323,706	8,837	6,917
Derivative receivables	60,967	54,864	145	364
Receivables from customers(a)	51,929	47,625	—	—
Total credit-related assets	1,460,884	1,426,195	8,982	7,281
Assets acquired in loan satisfactions
Real estate owned	NA	NA	284	274
Other	NA	NA	34	42
Total assets acquired in loan satisfactions	NA	NA	318	316
Lending-related commitments	1,577,622	1,497,847	737	464
Total credit portfolio	$3,038,506	$2,924,042	$10,037	$8,061
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(41,367)	$(37,779)	$—	$—
Liquid securities and other cash collateral held against derivatives	(28,160)	(22,461)	NA	NA
(a)    Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)    Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)    Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $121 million and $182 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information on Firmwide nonaccrual loans to total loans.

December 31, (in millions, except ratios)	2024	2023
Total nonaccrual loans	$8,837	$6,917
Total loans	1,347,988	1,323,706
Firmwide nonaccrual loans to total loans outstanding	0.66%	0.52%
The following table provides information about the Firm’s net charge-offs and recoveries.

December 31, (in millions, except ratios)	2024	2023
Net charge-offs	$8,638	$6,209
Average retained loans	1,271,344	1,202,348
Net charge-off rates	0.68%	0.52%

JPMorgan Chase & Co./2024 Form 10-K	119

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

120	JPMorgan Chase & Co./2024 Form 10-K

The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
December 31, (in millions)	Credit exposure		Nonaccrual loans(i)
	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate(a)	$309,513	$326,409	$2,984	$3,466
Auto and other(b)(c)	66,821	70,866	249	177
Total loans - retained	376,334	397,275	3,233	3,643
Loans held-for-sale	945	487	155	95
Loans at fair value(d)	15,531	12,331	538	465
Total consumer, excluding credit card loans	392,810	410,093	3,926	4,203
Lending-related commitments(e)	44,844	45,403
Total consumer exposure, excluding credit card	437,654	455,496
Credit card
Loans retained(f)	232,860	211,123	NA	NA
Total credit card loans	232,860	211,123	NA	NA
Lending-related commitments(e)(g)	1,001,311	915,658
Total credit card exposure	1,234,171	1,126,781
Total consumer credit portfolio	$1,671,825	$1,582,277	$3,926	$4,203
Credit-related notes used in credit portfolio management activities(h)	$(479)	$(790)

	Year ended December 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2024	2023	2024	2023	2024	2023
Consumer, excluding credit card
Residential real estate	$(101)	$(52)	$316,042	$296,515	(0.03)%	(0.02)%
Auto and other	775	684	67,959	67,546	1.14	1.01
Total consumer, excluding credit card - retained	674	632	384,001	364,061	0.18	0.17
Credit card - retained	7,142	4,698	214,033	191,412	3.34	2.45
Total consumer - retained	$7,816	$5,330	$598,034	$555,473	1.31%	0.96%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At December 31, 2024 and 2023, excluded operating lease assets of $12.8 billion and $10.4 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 18 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $121 million and $182 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $17.2 billion and $12.9 billion for the years ended December 31, 2024 and 2023, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

JPMorgan Chase & Co./2024 Form 10-K	121

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

December 31, 2024 (in millions)	Within 1 year(a)		1-5 years	5-15 years	After 15 years	Total
Consumer, excluding credit card
Residential real estate	$21,442		$26,712	$109,608	$166,715	$324,477
Auto and other	19,404	(b)	43,701	5,224	4	68,333
Total consumer, excluding credit card loans	$40,846		$70,413	$114,832	$166,719	$392,810
Total credit card loans	$231,799		$1,048	$13	$—	$232,860
Total consumer loans	$272,645		$71,461	$114,845	$166,719	$625,670

Loans due after one year at fixed interest rates
Residential real estate			$19,639	$57,351	$77,865
Auto and other			43,565	2,957	4
Credit card			1,048	13	—

Loans due after one year at variable interest rates
Residential real estate			$7,073	$52,257	$88,850
Auto and other			136	2,267	—
Total consumer loans			$71,461	$114,845	$166,719
(a)Includes loans held-for-sale and loans at fair value.
(b)Includes overdrafts.

122	JPMorgan Chase & Co./2024 Form 10-K

Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2023 driven by residential real estate loans and scored auto loans.
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
Retained loans decreased compared to December 31, 2023, predominantly driven by paydowns and loan sales, net of originations. Retained nonaccrual loans decreased compared to December 31, 2023, predominantly driven by loan sales. Net recoveries were higher for the year ended December 31, 2024 compared to the prior year, driven by loan sales.
Loans held-for-sale and nonaccrual loans held-for-sale increased from December 31, 2023, predominantly driven by transfers of certain retained loans in anticipation of securitization and loan sales, respectively.
Loans at fair value increased from December 31, 2023, predominantly driven by higher Home Lending loans, as originations outpaced warehouse loan sales. Nonaccrual loans at fair value increased compared to December 31, 2023, driven by CIB.
At December 31, 2024 and 2023, the carrying values of retained interest-only residential mortgage loans were $88.9 billion and $90.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $14.5 billion at December 31, 2024, including $3.8 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.6 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.
The following table provides a summary of the Firm’s
residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	December 31, 2024	December 31, 2023
Current	$462	$446
30-89 days past due	72	102
90 or more days past due	121	182
Total government guaranteed loans	$655	$730
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At December 31, 2024, $217.7 billion, or 70% of the total retained residential real estate loan portfolio, was concentrated in California, New York, Florida, Texas and Massachusetts, compared to $228.4 billion, or 70% at December 31, 2023.
Average current estimated loan-to-value (“LTV”) ratios have improved, reflecting an increase in home prices.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

JPMorgan Chase & Co./2024 Form 10-K	123

Management’s discussion and analysis

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio decreased when compared to December 31, 2023, predominantly due to loan securitizations. Net charge-offs increased compared to the prior year, predominantly due to net charge-offs of scored auto loans of $445 million compared to $357 million for the year ended December 31, 2023, reflecting a decline in used vehicle valuations. Refer to Note 14 for further information on securitization activity.
Nonperforming assets
The following table presents information as of December 31, 2024 and 2023, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2024	2023
Nonaccrual loans
Residential real estate	$3,665	$4,015
Auto and other	261	188
Total nonaccrual loans	3,926	4,203
Assets acquired in loan satisfactions
Real estate owned	78	120
Other	34	42
Total assets acquired in loan satisfactions	112	162
Total nonperforming assets	$4,038	$4,365
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $121 million and $182 million, respectively.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2024 and 2023.

Nonaccrual loan activity
Year ended December 31,
(in millions)	2024	2023
Beginning balance	$4,203	$4,325
Additions:	3,225	2,894
Reductions:
Principal payments and other	894	1,030
Sales	803	276
Charge-offs	665	472
Returned to performing status	963	1,052
Foreclosures and other liquidations	177	186
Total reductions	3,502	3,016
Net changes	(277)	(122)
Ending balance	$3,926	$4,203
Refer to Note 12 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

124	JPMorgan Chase & Co./2024 Form 10-K

Credit card
Total credit card loans increased from December 31, 2023 reflecting growth from new accounts and revolving balances. The December 31, 2024 30+ and 90+ day delinquency rates of 2.17% and 1.14%, respectively, increased compared to the December 31, 2023 30+ and 90+ day delinquency rates of 2.14% and 1.05%, respectively, in line with the Firm’s expectations. Net charge-offs increased for the year ended December 31, 2024 compared to the prior year reflecting the seasoning of vintages originated in recent years, credit normalization and balance growth.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income.
Geographic and FICO composition of credit card loans
At December 31, 2024, $109.0 billion, or 47% of the total retained credit card loan portfolio, was concentrated in California, Texas, New York, Florida and Illinois, compared to $98.1 billion, or 46%, at December 31, 2023.
Refer to Note 12 for further information about this portfolio, including information about delinquencies, geographic and FICO composition.

JPMorgan Chase & Co./2024 Form 10-K	125

Management’s discussion and analysis

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure, inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 128–131 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, AWM and Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses.
As of December 31, 2024, loans increased $19.8 billion, driven by higher loans in CIB and higher securities-based lending in AWM. Lending-related commitments decreased $5.3 billion, with decreases in AWM and CCB, largely offset by higher commitments in CIB.
As of December 31, 2024, nonperforming exposure increased by $2.3 billion, predominantly driven by Real Estate, concentrated in Office, Healthcare and Consumer & Retail, in each case resulting from downgrades.
For the year ended December 31, 2024, wholesale net charge-offs were $822 million, largely driven by Real Estate, concentrated in Office, and client-specific charge-offs across multiple industries including Consumer & Retail and Individuals.

Wholesale credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming
	2024	2023	2024	2023
Loans retained	$690,396	$672,472	$3,942	$2,346
Loans held-for-sale	6,103	3,498	5	89
Loans at fair value	25,819	26,520	964	279
Loans	722,318	702,490	4,911	2,714
Derivative receivables	60,967	54,864	145	364
Receivables from customers(a)	51,929	47,625	—	—
Total wholesale credit-related assets	835,214	804,979	5,056	3,078
Assets acquired in loan satisfactions
Real estate owned	NA	NA	206	154
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	206	154
Lending-related commitments	531,467	536,786	737	464
Total wholesale credit portfolio	$1,366,681	$1,341,765	$5,999	$3,696
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,888)	$(36,989)	$—	$—
Liquid securities and other cash collateral held against derivatives	(28,160)	(22,461)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 136 and Note 5 for additional information.

126	JPMorgan Chase & Co./2024 Form 10-K

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of December 31, 2024 and 2023. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
December 31, 2024 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$225,982	$289,199	$175,215	$690,396	$471,670	$218,726	$690,396	68%
Derivative receivables				60,967			60,967
Less: Liquid securities and other cash collateral held against derivatives				(28,160)			(28,160)
Total derivative receivables, net of collateral	11,515	7,418	13,874	32,807	24,707	8,100	32,807	75
Lending-related commitments	121,283	384,529	25,655	531,467	352,082	179,385	531,467	66
Subtotal	358,780	681,146	214,744	1,254,670	848,459	406,211	1,254,670	68
Loans held-for-sale and loans at fair value(a)				31,922			31,922
Receivables from customers				51,929			51,929
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,338,521			$1,338,521
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,442)	$(33,751)	$(1,695)	$(40,888)	$(31,691)	$(9,197)	$(40,888)	78%

	Maturity profile(d)				Ratings profile
December 31, 2023 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$211,104	$280,821	$180,547	$672,472	$458,838	$213,634	$672,472	68%
Derivative receivables				54,864			54,864
Less: Liquid securities and other cash collateral held against derivatives				(22,461)			(22,461)
Total derivative receivables, net of collateral	8,007	8,970	15,426	32,403	24,919	7,484	32,403	77
Lending-related commitments	143,337	368,646	24,803	536,786	341,611	195,175	536,786	64
Subtotal	362,448	658,437	220,776	1,241,661	825,368	416,293	1,241,661	66
Loans held-for-sale and loans at fair value(a)				30,018			30,018
Receivables from customers				47,625			47,625
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,319,304			$1,319,304
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,311)	$(28,353)	$(5,325)	$(36,989)	$(28,869)	$(8,120)	$(36,989)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2024, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

JPMorgan Chase & Co./2024 Form 10-K	127

Management’s discussion and analysis

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $44.7 billion and $41.4 billion at December 31, 2024 and 2023, representing approximately 3.5% and 3.3% of total wholesale credit exposure, respectively; of the $44.7 billion, $39.9 billion was performing. The increase in criticized exposure was driven by Real Estate resulting from downgrades, primarily in Multifamily and Office, and new commitments in Technology and Media, partially offset by Consumer & Retail resulting from net portfolio activity and upgrades.
The table below summarizes by industry the Firm’s exposures as of December 31, 2024 and 2023. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2024 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$207,050	$143,803	$50,865	$10,858	$1,524	$913	$345	$(584)	$—
Individuals and Individual Entities(b)	144,145	118,650	24,831	217	447	831	122	—	—
Asset Managers	135,541	101,150	34,148	206	37	375	2	—	(9,194)
Consumer & Retail	129,815	62,800	60,141	6,055	819	252	123	(4,320)	—
Technology, Media & Telecommunications	84,716	45,021	28,629	10,592	474	79	94	(4,800)	—
Industrials	72,530	37,572	30,912	3,807	239	185	91	(2,312)	—
Healthcare	64,224	44,135	17,062	2,219	808	245	56	(3,286)	(34)
Banks & Finance Companies	61,287	36,884	24,119	257	27	36	—	(702)	(729)
Utilities	35,871	24,205	10,256	1,273	137	1	—	(2,700)	—
State & Municipal Govt(c)	35,039	33,303	1,711	9	16	90	—	(2)	(1)
Automotive	34,336	22,015	11,353	931	37	121	1	(997)	—
Oil & Gas	31,724	19,053	12,479	188	4	9	(3)	(1,711)	(2)
Insurance	24,267	17,847	6,198	222	—	2	—	(1,077)	(9,184)
Chemicals & Plastics	20,782	11,013	8,152	1,521	96	31	14	(1,164)	—
Transportation	17,019	9,462	7,135	391	31	17	(20)	(658)	—
Metals & Mining	15,860	7,373	7,860	590	37	9	—	(246)	(2)
Central Govt	13,862	13,580	157	125	—	4	—	(1,490)	(2,051)
Securities Firms	9,443	5,424	4,014	5	—	—	—	(13)	(2,635)
Financial Markets Infrastructure	4,446	4,201	245	—	—	—	—	(1)	—
All other(d)	140,873	117,986	22,398	398	91	10	(3)	(14,825)	(4,328)
Subtotal	$1,282,830	$875,477	$362,665	$39,864	$4,824	$3,210	$822	$(40,888)	$(28,160)
Loans held-for-sale and loans at fair value	31,922
Receivables from customers	51,929
Total(e)	$1,366,681

128	JPMorgan Chase & Co./2024 Form 10-K

						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes (h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2023 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$208,261	$148,866	$50,190	$8,558	$647	$717	$275	$(574)	$—
Individuals and Individual Entities(b)	145,849	110,673	34,261	334	581	861	10	—	—
Asset Managers	129,574	83,857	45,623	90	4	201	1	—	(7,209)
Consumer & Retail	127,086	60,168	58,606	7,863	449	318	161	(4,204)	—
Technology, Media & Telecommunications	77,296	40,468	27,094	9,388	346	36	81	(4,287)	—
Industrials	75,092	40,951	30,586	3,419	136	213	31	(2,949)	—
Healthcare	65,025	43,163	18,396	3,005	461	130	17	(3,070)	—
Banks & Finance Companies	57,177	33,881	22,744	545	7	9	277	(511)	(412)
Utilities	36,061	25,242	9,929	765	125	1	(3)	(2,373)	—
State & Municipal Govt(c)	35,986	33,561	2,390	27	8	31	—	(4)	—
Automotive	33,977	23,152	10,060	640	125	59	—	(653)	—
Oil & Gas	34,475	18,276	16,076	111	12	45	11	(1,927)	(5)
Insurance	20,501	14,503	5,700	298	—	2	—	(961)	(6,898)
Chemicals & Plastics	20,773	11,353	8,352	916	152	106	2	(1,045)	—
Transportation	16,060	8,865	5,943	1,196	56	23	(26)	(574)	—
Metals & Mining	15,508	8,403	6,514	536	55	12	44	(229)	—
Central Govt	17,704	17,264	312	127	1	—	—	(3,490)	(2,085)
Securities Firms	8,689	4,570	4,118	1	—	—	—	(14)	(2,765)
Financial Markets Infrastructure	4,251	4,052	199	—	—	—	—	—	—
All other(d)	134,777	115,711	18,618	439	9	21	(2)	(10,124)	(3,087)
Subtotal	$1,264,122	$846,979	$375,711	$38,258	$3,174	$2,785	$879	$(36,989)	$(22,461)
Loans held-for-sale and loans at fair value	30,018
Receivables from customers	47,625
Total(e)	$1,341,765
(a)The industry rankings presented in the table as of December 31, 2023, are based on the industry rankings of the corresponding exposures at December 31, 2024, not actual rankings of such exposures at December 31, 2023.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2024 and 2023, noted above, the Firm held: $6.1 billion and $5.9 billion, respectively, of trading assets; $17.9 billion and $21.4 billion, respectively, of AFS securities; and $9.3 billion and $9.9 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both December 31, 2024 and 2023.
(e)Excludes cash placed with banks of $459.2 billion and $614.1 billion, at December 31, 2024 and 2023, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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

JPMorgan Chase & Co./2024 Form 10-K	129

Management’s discussion and analysis

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $207.1 billion as of December 31, 2024. Criticized exposure increased by $3.2 billion from $9.2 billion at December 31, 2023 to $12.4 billion at December 31, 2024, predominantly driven by downgrades, primarily in Multifamily and Office.

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$124,074	$7	$124,081	77%	92%
Industrial	19,092	17	19,109	65	72
Other Income Producing Properties(b)	16,411	158	16,569	50	63
Office	16,331	29	16,360	47	81
Services and Non Income Producing	14,047	57	14,104	62	46
Retail	12,230	23	12,253	77	75
Lodging	4,555	19	4,574	31	53
Total Real Estate Exposure(c)	$206,740	$310	$207,050	69%	82%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$121,946	$21	$121,967	79%	90%
Industrial	20,254	18	20,272	70	72
Other Income Producing Properties(b)	15,542	208	15,750	55	63
Office	16,462	32	16,494	51	81
Services and Non Income Producing	16,145	74	16,219	62	46
Retail	12,763	48	12,811	75	73
Lodging	4,729	19	4,748	30	48
Total Real Estate Exposure	$207,841	$420	$208,261	71%	80%
(a)Total Multifamily exposure is approximately 99% performing. Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 84% secured; unsecured exposure is largely investment-grade primarily to Real Estate Investment Trusts (“REITs”) and Real Estate Operating Companies (“REOCs”) whose underlying assets are generally diversified.
(d)Represents drawn exposure as a percentage of credit exposure.

130	JPMorgan Chase & Co./2024 Form 10-K

Consumer & Retail
Consumer & Retail exposure was $129.8 billion as of December 31, 2024. Criticized exposure decreased by $1.4 billion from $8.3 billion at December 31, 2023 to $6.9 billion at December 31, 2024, driven by net portfolio activity and upgrades, largely offset by downgrades.

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Food and Beverage	$34,774	$683	$35,457	61%	34%
Retail	34,917	261	35,178	51	31
Business and Consumer Services(a)	34,534	412	34,946	42	41
Consumer Hard Goods	13,796	208	14,004	43	35
Leisure(b)	10,186	44	10,230	26	43
Total Consumer & Retail(c)	$128,207	$1,608	$129,815	48%	36%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Food and Beverage	$32,256	$930	$33,186	57%	36%
Retail	36,042	334	36,376	51	30
Business and Consumer Services(a)	34,822	392	35,214	42	42
Consumer Hard Goods	13,169	197	13,366	43	33
Leisure(b)	8,784	160	8,944	25	47
Total Consumer & Retail	$125,073	$2,013	$127,086	47%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Discount & Drug Stores, Specialty Apparel, Department Stores and Supermarkets.
(b)Leisure consists of Arts & Culture, Travel Services, Gaming and Sports & Recreation. As of December 31, 2024, approximately 90% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 57% secured; unsecured exposure is approximately 80% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $31.7 billion as of December 31, 2024. Criticized exposure was $192 million and $123 million at December 31, 2024 and 2023, respectively.

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$14,265	$848	$15,113	55%	27%
Other Oil & Gas(a)	16,306	305	16,611	65	19
Total Oil & Gas(b)	$30,571	$1,153	$31,724	60%	23%

	December 31, 2023
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,121	$536	$18,657	51%	26%
Other Oil & Gas(a)	15,649	169	15,818	55	22
Total Oil & Gas	$33,770	$705	$34,475	53%	25%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 33% secured, and includes reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 69% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

JPMorgan Chase & Co./2024 Form 10-K	131

Management’s discussion and analysis

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2024 and 2023. Since December 31, 2023, nonaccrual loan exposure increased by $2.2 billion, predominantly driven by Real Estate, concentrated in Office, Healthcare and Consumer & Retail, in each case resulting from downgrades.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2024	2023
Beginning balance	$2,714	$2,395
Additions	5,841	3,543
Reductions:
Paydowns and other	2,387	1,336
Gross charge-offs	780	965
Returned to performing status	392	616
Sales	85	307
Total reductions	3,644	3,224
Net changes	2,197	319
Ending balance	$4,911	$2,714
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2024 and 2023. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
Year ended December 31, (in millions, except ratios)	2024	2023
Loans
Average loans retained	$673,310	$646,875
Gross charge-offs	1,022	1,011
Gross recoveries collected	(200)	(132)
Net charge-offs/(recoveries)	822	879
Net charge-off/(recovery) rate	0.12%	0.14%

132	JPMorgan Chase & Co./2024 Form 10-K

Maturities and sensitivity to changes in interest rates
The table below sets forth wholesale loan maturities and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements by loan class. Refer to Note 12 for further information on loan classes.

December 31, 2024 (in millions, except ratios)	1 year or less(b)	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Wholesale loans:
Secured by real estate	$12,474	$57,125	$57,967	$42,597	$170,163
Commercial and industrial	55,731	109,839	8,587	94	174,251
Other	182,722	150,346	36,281	8,555	377,904
Total wholesale loans	$250,927	$317,310	$102,835	$51,246	$722,318
Loans due after one year at fixed interest rates
Secured by real estate		$13,119	$17,943	$935
Commercial and industrial		3,964	1,231	7
Other		26,929	15,542	5,824
Loans due after one year at variable interest rates(a)
Secured by real estate		$44,006	$40,024	$41,662
Commercial and industrial		105,875	7,356	87
Other		123,417	20,739	2,731
Total wholesale loans		$317,310	$102,835	$51,246
(a)Includes loans that have an initial fixed interest rate that resets to a variable rate as the variable rate will be the prevailing rate over the life of the loan.
(b)Includes loans held-for-sale, demand loans and overdrafts.
The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2024	2023	2024	2023	2024	2023	2024	2023
Net charge-offs/(recoveries)	$313	$178	$381	$370	$128	$331	$822	$879
Average retained loans	162,653	151,214	169,363	170,503	341,294	325,158	673,310	646,875
Net charge-off/(recovery) rate	0.19%	0.12%	0.22%	0.22%	0.04%	0.10%	0.12%	0.14%

JPMorgan Chase & Co./2024 Form 10-K	133

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter (“OTC”) derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 86% and 87% at December 31, 2024 and 2023, respectively. Refer to Note 5 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $61.0 billion and $54.9 billion at December 31, 2024 and 2023, respectively. The increase was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

134	JPMorgan Chase & Co./2024 Form 10-K

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
December 31, (in millions)	2024	2023
Total, net of cash collateral	$60,967	$54,864
Liquid securities and other cash collateral held against derivative receivables	(28,160)	(22,461)
Total, net of liquid securities and other cash collateral	$32,807	$32,403
Other collateral held against derivative receivables	(1,021)	(993)
Total, net of collateral	$31,786	$31,410

Ratings profile of derivative receivables
	2024		2023
December 31, (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$23,783	75%	$24,004	76%
Noninvestment-grade	8,003	25	7,406	24
Total	$31,786	100%	$31,410	100%
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
DRE exposure is a measure that expresses the risk of derivative exposure, including the benefit of collateral, on a basis intended to be equivalent to the risk of loan exposures. DRE is a less extreme measure of potential credit loss than Peak.
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
Exposure profile of derivatives measures
December 31, 2024
(in billions)

JPMorgan Chase & Co./2024 Form 10-K	135

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
December 31, (in millions)	2024	2023
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$25,216	$24,157
Derivative receivables	15,672	12,832
Credit derivatives and credit-related notes used in credit portfolio management activities	$40,888	$36,989
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

136	JPMorgan Chase & Co./2024 Form 10-K

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
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2024 was $26.9 billion, reflecting a net addition of $2.1 billion from December 31, 2023.
The net addition to the allowance for credit losses included:
•$2.1 billion in consumer, reflecting:
–a $2.2 billion net addition in Card Services, predominantly driven by loan growth, reflecting higher revolving balances, including the seasoning of vintages originated in recent years, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•a net reduction of $30 million in wholesale, reflecting:
–changes in certain macroeconomic variables, an update to loss assumptions on certain loans in Markets, and a reduction due to charge-offs largely from collateral-dependent loans, predominantly offset by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024.
The Firm’s qualitative adjustments continued to include additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.5% in the fourth quarter of 2025, and
•a weighted average U.S. real GDP level that is 1.9% lower than the central case at the end of the second quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Consumer Credit Portfolio on pages 120–125, Wholesale Credit Portfolio on pages 126–136 and Note 12 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 161–164 for further information on the allowance for credit losses and related management judgments.

JPMorgan Chase & Co./2024 Form 10-K	137

Management’s discussion and analysis

Allowance for credit losses and related information
	2024				2023
Year ended December 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	(489)	(100)	2	(587)
Gross charge-offs	1,299	8,198	1,022	10,519	1,151	5,491	1,011	7,653
Gross recoveries collected	(625)	(1,056)	(200)	(1,881)	(519)	(793)	(132)	(1,444)
Net charge-offs	674	7,142	822	8,638	632	4,698	879	6,209
Provision for loan losses	624	9,292	578	10,494	936	6,048	2,484	9,468
Other	1	—	68	69	1	—	21	22
Ending balance at December 31,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420

Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
Provision for lending-related commitments	7	—	121	128	(1)	—	(407)	(408)
Other	—	—	(1)	(1)	—	—	—	—
Ending balance at December 31,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974

Impairment methodology
Asset-specific(b)	$(728)	$—	$526	$(202)	$(876)	$—	$392	$(484)
Portfolio-based	2,535	14,600	7,412	24,547	2,732	12,450	7,722	22,904
Total allowance for loan losses	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420

Impairment methodology
Asset-specific	$—	$—	$109	$109	$—	$—	$89	$89
Portfolio-based	82	—	1,910	1,992	75	—	1,810	1,885
Total allowance for lending-related commitments	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Total allowance for investment securities	NA	NA	NA	$152	NA	NA	NA	$128
Total allowance for credit losses(c)	$1,889	$14,600	$9,957	$26,598	$1,931	$12,450	$10,013	$24,522

Memo:
Retained loans, end of period	$376,334	$232,860	$690,396	$1,299,590	$397,275	$211,123	$672,472	$1,280,870
Retained loans, average	384,001	214,033	673,310	1,271,344	364,061	191,412	646,875	1,202,348
Credit ratios
Allowance for loan losses to retained loans	0.48%	6.27%	1.15%	1.87%	0.47%	5.90%	1.21%	1.75%
Allowance for loan losses to retained nonaccrual loans(d)	56	NA	201	339	51	NA	346	374
Allowance for loan losses to retained nonaccrual loans excluding credit card	56	NA	201	136	51	NA	346	166
Net charge-off rates	0.18	3.34	0.12	0.68	0.17	2.45	0.14	0.52
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 for further information.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)At December 31, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $268 million and $243 million, respectively, associated with certain accounts receivable in CIB.
(d)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

138	JPMorgan Chase & Co./2024 Form 10-K

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 12 for further information on loan classes.

	2024		2023
December 31, (in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$666	24%	$817	25%
Auto and other	1,141	5	1,039	6
Consumer, excluding credit card	1,807	29	1,856	31
Credit card	14,600	18	12,450	16
Total consumer	16,407	47	14,306	47
Secured by real estate	2,978	12	2,997	13
Commercial and industrial	3,350	13	3,519	13
Other	1,610	28	1,598	27
Total wholesale	7,938	53	8,114	53
Total	$24,345	100%	$22,420	100%

JPMorgan Chase & Co./2024 Form 10-K	139

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At December 31, 2024, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $678.3 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 88–90 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 108–115 for further information on related liquidity risk. Refer to Market Risk Management on pages 141–149 for further information on the market risk inherent in the portfolio.
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
Principal investment risk
Principal investments are typically privately-held financial instruments representing ownership interests or other forms of junior capital. In general, principal investments include tax-oriented investments and investments made to enhance or accelerate the Firm’s business strategies and exclude those that are consolidated on the Firm's balance sheets. These investments are made by dedicated investing businesses or as part of a broader business strategy. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The Firm’s investments will continue to evolve based on market circumstances and in line with its strategic initiatives.
The table below presents the aggregate carrying values of the principal investment portfolios as of December 31, 2024 and 2023.

(in billions)	December 31, 2024	December 31, 2023
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$33.3	$28.8
Private equity, various debt and equity instruments, and real assets	9.1	10.5
Total carrying value	$42.4	$39.3
(a)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance. Refer to Notes 1, 6, 14 and 25 for additional information.
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

140	JPMorgan Chase & Co./2024 Form 10-K

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
Market Risk Management seeks to facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk Management is responsible for the following functions:
•Maintaining a market risk policy framework
•Independently measuring and monitoring LOB, Corporate, and Firmwide market risk
•Defining, approving and monitoring limits
•Performing stress testing and qualitative risk assessments
Risk measurement
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
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 160.
Market Risk Management periodically reviews the Firm’s existing market risk measures to identify opportunities for enhancement, and to the extent appropriate, will calibrate those measures accordingly over time.

JPMorgan Chase & Co./2024 Form 10-K	141

Management’s discussion and analysis

The following table summarizes the predominant business activities and related market risks, as well as positions which give rise to market risk and certain measures used to capture those risks, for each LOB and Corporate.
In addition to the predominant business activities, each LOB and Corporate may engage in principal investing activities. To the extent principal investments are deemed market risk sensitive, they are reflected in relevant risk measures and captured in the table below. Refer to Investment Portfolio Risk Management on page 140 for additional discussion on principal investments.

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
•Hedges of mortgage commitments, warehouse loans and MSRs, classified as derivatives
•Interest-only and mortgage-backed securities, classified as trading assets debt instruments, and related hedges, classified as derivatives
•Fair value option elected liabilities(b)
				•Retained and held-for-sale loan portfolios •Deposits	•Fair value option elected liabilities DVA(b)
CIB(a)	•Makes markets and services clients across fixed income, foreign exchange, equities and commodities •Originates loans and takes deposits
•Risk of loss from adverse movements in market prices and implied volatilities across interest rate, foreign exchange, credit, commodity and equity instruments
•Basis and correlation risk from changes in the way asset values move relative to one another
•Interest rate risk and prepayment risk

•Trading assets/liabilities – debt and marketable equity instruments, and derivatives, including hedges of the retained loan portfolio
•Certain securities purchased, loaned or sold under resale agreements and securities borrowed
•Fair value option elected liabilities(b)
•Certain fair value option elected loans
•Derivative CVA and associated hedges
•Marketable equity investments
•Retained and held-for-sale loan portfolios •Deposits
•Privately held equity and other investments measured at fair value; and certain real estate-related fair value option elected loans
•Derivatives FVA and fair value option elected liabilities DVA(b)
•Credit risk component of CVA and associated hedges for counterparties with credit spreads that have widened to elevated levels

C

AWM	•Provides initial capital investments in products such as mutual funds and capital invested alongside third-party investors •Originates loans and takes deposits	•Risk from adverse movements in market factors (e.g., market prices, rates and credit spreads) •Interest rate risk and prepayment risk	•Debt securities held in advance of distribution to clients, classified as trading assets - debt instruments •Trading assets/liabilities - derivatives that hedge the retained loan portfolio	•Retained and held-for-sale loan portfolios •Deposits
•Initial seed capital investments and related hedges, classified as derivatives
•Certain deferred compensation and related hedges, classified as derivatives
•Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AWM (i.e., co-investments), as well as in third-party funds

Corporate	•Manages the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks	•Structural interest rate risk from the Firm’s traditional banking activities •Structural non-USD foreign exchange risks	•Derivative positions measured through noninterest revenue in earnings •Marketable equity investments
•Deposits with banks and financing activities
•Investment securities portfolio and related interest rate hedges
•Cash flow hedges on retained loan portfolios in the LOBs
•Long-term and short-term funding and related interest rate hedges
•Deposits
•Foreign exchange hedges of non-U.S. dollar capital investments
•Privately held equity and other investments measured at fair value •Foreign exchange exposure related to Firm-issued non-USD long-term debt (“LTD”) and related hedges
(a)Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank (“CIB”). Refer to Business Segment & Corporate Results on pages 70–90 for additional information.
(b)Reflects structured notes in Risk Management VaR and the DVA on structured notes in other sensitivity-based measures.

142	JPMorgan Chase & Co./2024 Form 10-K

Value-at-risk
JPMorganChase utilizes value-at-risk (“VaR”), a statistical risk measure, to estimate the potential loss from adverse market moves in the current market environment. The Firm has a single VaR framework used as a basis for calculating Risk Management VaR and Regulatory VaR.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 160 for information regarding model reviews and approvals.
The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III capital rules. This Regulatory VaR model framework currently assumes a ten business-day holding period and an expected tail-loss methodology which approximates a 99% confidence level. Regulatory VaR is applied to “covered” positions as defined by Basel III capital rules, which may be different than the positions included in the Firm’s Risk Management VaR. For example, credit derivative hedges of accrual loans are included in the Firm’s Risk Management VaR, while Regulatory VaR excludes these credit derivative hedges. In addition, in contrast to the Firm’s Risk Management VaR, Regulatory VaR currently excludes the diversification benefit for certain VaR models.
Refer to JPMorganChase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting).

JPMorgan Chase & Co./2024 Form 10-K	143

Management’s discussion and analysis
The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
As of or for the year ended December 31,	2024			2023
(in millions)	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type(a)
Fixed income	$34	$26	$53	$49	$31	$71
Foreign exchange	15	7	23	12	6	26
Equities	8	4	15	7	3	11
Commodities and other	8	6	13	11	6	19
Diversification benefit to CIB trading VaR (b)	(32)	NM	NM	(42)	NM	NM
CIB trading VaR	33	27	42	37	24	55
Credit Portfolio VaR(c)	22	18	28	14	8	26
Diversification benefit to CIB VaR(b)	(16)	NM	NM	(11)	NM	NM
CIB VaR	39	27	52	40	23	58
CCB VaR	3	1	6	7	1	15
AWM VaR(d)	9	5	10	1	—	10
Corporate VaR(d)(e)	23	7	102	12	9	17
Diversification benefit to other VaR(b)	(10)	NM	NM	(6)	NM	NM
Other VaR	25	10	101	14	9	22
Diversification benefit to CIB and other VaR(b)	(17)	NM	NM	(11)	NM	NM
Total VaR	$47	$30	$91	$43	$26	$57
(a)The impact of the business segment reorganization in the second quarter of 2024 was not material to Total CIB VaR. Prior periods have not been revised. Refer to Business Segment & Corporate Results on pages 70–90 for additional information.
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
(e)Includes a legacy private equity position which is publicly traded, as well as Visa C shares which the Firm disposed of in the second and third quarters of 2024. The impact of Visa C shares resulted in elevated average and maximum Corporate VaR, Other VaR and Total VaR. Refer to Executive Overview on pages 54–58 for additional information.
2024 compared with 2023
Average Total VaR increased by $4 million for the year ended December 31, 2024 when compared with the prior year. The increase was predominantly driven by the impact of the Firm’s receipt of Visa C shares on Corporate VaR and increases associated with credit protection purchased against certain retained loans and lending-related commitments within Credit Portfolio VaR and AWM VaR, largely offset by market volatility rolling out of the one-year historical look-back period impacting the Fixed income risk type.

The following graph presents daily Risk Management VaR for the four trailing quarters. The increase in VaR and subsequent decline observed in the second quarter of 2024 was primarily driven by changes in Visa C share exposure in the Firm's Corporate VaR.
Daily Risk Management VaR

First Quarter 2024	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024

144	JPMorgan Chase & Co./2024 Form 10-K

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
For the 12 months ended December 31, 2024, the Firm posted backtesting gains on 179 of the 260 days, and observed eight VaR backtesting exceptions, of which three were in the three months ended December 31, 2024. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in CIB Markets revenue, as the population of positions which comprise each metric are different and due to the exclusion of certain components of total net revenue in backtesting gains and losses as described above.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended December 31, 2024. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
Distribution of Daily Backtesting Gains and Losses

JPMorgan Chase & Co./2024 Form 10-K	145

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
Stress methodologies are governed by the overall stress framework, under the oversight of Market Risk Management. The Firmwide Market Risk Stress Methodology Committee reviews and approves changes to stress testing methodology and scenarios across the Firm. Significant changes to the framework are escalated to senior management, as appropriate. In addition, stress methodology and the models to calculate the stress results are subject to the Firm’s Estimations and Model Risk Management Policy
The Firm’s stress testing framework is utilized in calculating the Firm’s CCAR and other stress test results, which are reported periodically to the Board of Directors. In addition, stress testing results are incorporated into the Firm’s Risk Appetite framework, and are reported periodically to the Board Risk Committee.
Profit and loss drawdowns
Profit and loss drawdowns are used to highlight trading losses above certain levels of risk tolerance. A profit and loss drawdown is a decline in revenue from its year-to-date peak level.
Structural interest rate risk management
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities which are included in VaR, but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits, issuing debt, as well as the investment securities portfolio, and associated derivative instruments. Refer to the table on page 142 for a summary by LOB and Corporate identifying positions included in earnings-at-risk.
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

146	JPMorgan Chase & Co./2024 Form 10-K

experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products.
Earnings-at-Risk
One way that the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and, in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained and held-for-sale loans, deposits, deposits with banks and financing activities, investment securities, long-term debt, related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 142. Beginning in the fourth quarter of 2024, these simulations also include hedges of non-U.S. dollar foreign exchange exposures arising from capital investments. Refer to non-U.S. dollar foreign exchange risk on page 149 for more information.
Earnings-at-risk scenarios estimate the potential change to a baseline over the following 12 months utilizing multiple assumptions. These scenarios include a parallel shift involving changes to both short-term and long-term rates by an equal amount; a steeper yield curve involving holding short-term rates constant and increasing long-term rates; and a flatter yield curve involving increasing short-term rates and holding long-term rates constant or holding short-term rates constant and decreasing long-term rates. These scenarios consider many different factors, including:
•The impact on exposures as a result of instantaneous changes in interest rates from baseline rates.
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but excluding assumptions about actions that could be taken by the Firm or its clients and customers in response to instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. Deposit forecasts are a key assumption in the Firm’s earnings-at-risk. The baseline reflects certain assumptions relating to the Federal Reserve’s balance sheet policy (e.g., quantitative tightening and usage at the Reverse Repurchase Facility) that require management judgment. The amount of deposits that the Firm holds at any given time may be influenced by Federal Reserve actions, as well as broader monetary conditions and competition for deposits.
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
The Firm’s earnings-at-risk sensitivities are measures of the Firm’s interest rate exposure. The Firm’s actual net interest income for the rate changes presented may differ as the earnings-at-risk scenarios are modelled as instantaneous changes and exclude any actions that could be taken by the Firm or its clients or customers in response to rate changes. Other significant assumptions in the earnings-at-risk scenarios, including mortgage prepayments and deposit rates paid, may also differ from actual results. The Firm’s forecast for net interest income is included in the Firm’s outlook on page 57.

JPMorgan Chase & Co./2024 Form 10-K	147

Management’s discussion and analysis
The Firm’s sensitivities are presented in the table below.

December 31, (in billions)	2024(a)	2023(b)
Parallel shift:
+100 bps shift in rates	$2.3	$3.1
-100 bps shift in rates	(2.5)	(2.8)
+200 bps shift in rates	4.6	6.2
-200 bps shift in rates	(4.9)	(6.1)
Steeper yield curve:
+100 bps shift in long-term rates	1.0	0.6
-100 bps shift in short-term rates	(1.4)	(2.2)
Flatter yield curve:
+100 bps shift in short-term rates	1.2	2.5
-100 bps shift in long-term rates	(1.1)	(0.6)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, and the inclusion of the hedges of non-U.S. dollar capital investments. This inclusion had no impact on total sensitivities but increased U.S. dollar and decreased non-U.S. dollar sensitivities. Subsequent to this change, non-U.S. dollar sensitivities were insignificant.
(b)At December 31, 2023, represents the total of the Firm’s U.S. dollar and non-U.S. dollar sensitivities as previously reported.
The change in the Firm’s sensitivities as of December 31, 2024, compared to December 31, 2023, were primarily driven by Treasury and CIO balance sheet actions where the Firm added duration through investment securities activity, cash flow hedges of retained loans and fair value hedges of Firm debt. The impact on the sensitivities of the Treasury and CIO balance sheet actions were largely offset by the impact of deposits, primarily from the second quarter of 2024 update of the deposit rates paid assumptions for certain consumer and wholesale deposit products. Additionally, the results as of December 31, 2024 reflected the update to include hedges of the Firm’s non-U.S. dollar capital investments. Although total results were not impacted, these hedges increase U.S. dollar sensitivities and decrease non-U.S. dollar sensitivities. In the absence of these updates the Firm’s sensitivities as of December 31, 2024, would have been different by the amounts reported in the following table:

	Amounts by which reported sensitivities would have been different
December 31, 2024 (in billions)	Impact from update in the second quarter of 2024	Impact from update in the fourth quarter of 2024
U.S. dollar:
Parallel shift:
+100 bps shift in rates	$(1.0)	$(0.6)
-100 bps shift in rates	0.9	0.6
+200 bps shift in rates	(1.9)	(1.3)
-200 bps shift in rates	1.5	1.3
Steeper yield curve:
+100 bps shift in long-term rates	—	—
-100 bps shift in short-term rates	0.9	0.6
Flatter yield curve:
+100 bps shift in short-term rates	(1.0)	(0.6)
-100 bps shift in long-term rates	—	—
Non-U.S. dollar:
Parallel shift:
+100 bps shift in rates	—	0.6
-100 bps shift in rates	—	(0.6)
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 201 in Note 2.

148	JPMorgan Chase & Co./2024 Form 10-K

Non-U.S. dollar foreign exchange risk
Non-U.S. dollar FX risk is the risk that changes in foreign exchange rates affect the value of the Firm’s assets or liabilities or future results. The Firm has structural non-U.S. dollar FX exposures arising from capital investments, forecasted expense and revenue, the investment securities portfolio and non-U.S. dollar-denominated debt issuance. Treasury and CIO, working in partnership with the LOBs, primarily manage these risks on behalf of the Firm. Treasury and CIO may hedge certain of these risks using derivatives. Refer to Business Segment & Corporate Results on page 71 for additional information.
Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and credit and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 142 for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at December 31, 2024 and 2023, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)
Activity	Description	Sensitivity measure	December 31, 2024	December 31, 2023

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(53)	$(61)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,030)	(1,044)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(10)	(12)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	28	16
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(2)	(3)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	—	—
Fair value option elected liabilities - funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	47	46
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)In line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in the table above.
(c)Impact recognized through net revenue.
(d)Impact recognized through noninterest expense.
(e)Impact recognized through OCI.

JPMorgan Chase & Co./2024 Form 10-K	149

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
Organization and management
Country Risk Management is an independent risk management function that assesses and monitors exposure to country risk across the Firm.
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

150	JPMorgan Chase & Co./2024 Form 10-K

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
For country risk management purposes, the Firm may report exposure to jurisdictions that are not fully autonomous, including dependent territories and Special Administrative Regions (“SAR”) such as Hong Kong SAR, separately from the independent sovereign states with which they are associated.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2024, and their comparative exposures as of December 31, 2023. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to Germany when compared to December 31, 2023, was driven by an increase in cash placed with the central bank of Germany, predominantly due to client-driven market-making activities and higher client deposits.
The increase in exposure to Japan when compared to December 31, 2023, was driven by an increase in cash placed with the central bank of Japan as a result of client-driven market-making activities.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 30 on pages 310–311 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
December 31, (in billions)	2024					2023(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$89.7	$12.6	$0.9	$0.7	$103.9	$84.8
United Kingdom	24.6	22.4	27.7	1.4	76.1	77.1
Japan	55.1	3.1	4.5	0.4	63.1	36.0
France	0.6	12.3	4.2	0.9	18.0	10.1
Canada	1.6	10.6	2.7	0.2	15.1	16.0
Brazil	3.5	4.2	7.0	—	14.7	16.7
Australia	5.0	7.4	1.9	—	14.3	18.3
Switzerland	4.7	4.2	1.4	3.3	13.6	10.9
Mainland China	3.1	6.2	4.1	—	13.4	14.0
India	1.1	5.2	4.1	0.9	11.3	9.7
Italy	0.1	8.2	1.8	0.3	10.4	6.0
South Korea	0.6	2.9	6.3	0.5	10.3	7.8
Saudi Arabia	0.8	5.7	2.9	—	9.4	7.7
Singapore	1.5	2.0	3.5	0.4	7.4	9.8
Mexico	1.3	4.4	1.5	—	7.2	8.2
Spain	0.2	4.6	1.2	0.1	6.1	6.3
Netherlands	—	6.6	(0.9)	0.2	5.9	5.6
Belgium	4.0	1.3	0.1	—	5.4	8.0
Malaysia	2.1	0.2	1.0	0.3	3.6	4.2
Luxembourg	0.9	1.7	1.0	—	3.6	4.0
(a)Country exposures presented in the table reflect 89% and 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at December 31, 2024 and 2023, respectively.
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
(f)The country rankings presented in the table as of December 31, 2023, are based on the country rankings of the corresponding exposures at December 31, 2024, not actual rankings of such exposures at December 31, 2023.

JPMorgan Chase & Co./2024 Form 10-K	151

Management’s discussion and analysis

CLIMATE RISK MANAGEMENT
Climate risk refers to the potential threats posed by climate change to the Firm and its clients, customers, operations and business strategy. Climate change is viewed as a driver of risk that may impact existing types of risks managed by the Firm. Climate risk is categorized into physical risk and transition risk.
Physical risk involves economic costs and financial losses due to a changing climate. Acute physical risk drivers include the increased frequency or severity of climate and weather events, such as floods, wildfires and tropical cyclones. Chronic physical risk drivers include more gradual shifts in the climate, such as sea level rise, persistent changes in precipitation levels and increases in average ambient temperatures.
Transition risk involves the financial and economic consequences of society’s shift toward a lower-carbon economy. Transition risk drivers include possible changes in public policy, adoption of new technologies and shifts in consumer preferences. Transition risks may also be influenced by changes in the physical climate.
Organization and management
The Firm has a Climate Risk Management function that is responsible for establishing and maintaining the Firmwide framework and strategy for managing climate risks that may impact the Firm.
Other responsibilities of Climate Risk Management include:
•Setting policies, standards, procedures and processes to support identification, escalation, monitoring and management of climate risk across the Firm
•Developing metrics, scenarios and stress testing mechanisms designed to assess the range of potential climate-related financial and economic impacts to the Firm
•Establishing a Firmwide climate risk data strategy and the supporting climate risk technology infrastructure
The LOBs and Corporate are responsible for the identification, assessment and management of climate risks present in their business activities and for the adherence to applicable climate-related laws, rules and regulations.
Governance and oversight
The Firm’s framework and strategy for managing climate risk is integrated into the Firm’s risk governance structure. This framework allows for the escalation of significant climate risk-related issues to LOB Risk Committees. The Board Risk Committee also receives information on significant climate risks and climate-related initiatives, as appropriate.

152	JPMorgan Chase & Co./2024 Form 10-K

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
Refer to Capital Risk Management on pages 97–107 for information related to operational risk RWA, and CCAR.
Operational Risk Monitoring and Testing
The results of risk assessments performed by Operational Risk and Compliance are used in connection with their independent monitoring and testing compliance of the LOBs and Corporate with

JPMorgan Chase & Co./2024 Form 10-K	153

Management’s discussion and analysis
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
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories include Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk. Refer to pages 157, 158, 159 and 160, respectively for more information on Compliance, Conduct, Legal, and Estimations and Model risk. Details on other select examples of operational risks such as business and technology resiliency, payment fraud and third-party outsourcing, as well as cybersecurity, are provided below.

Firmwide resiliency risk
Disruptions of the Firm’s business and operations can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, natural disasters, the effects of climate change, power or telecommunications loss, failure of a third party to provide expected services, cyberattacks, civil or political unrest or terrorism. The Firm’s resiliency framework is intended to enable the Firm to prepare for and adapt to changing conditions and withstand and recover from, and address adverse effects on its operations caused by, disruptions that may impact critical business functions and supporting assets, including its staff, technology, data and facilities, as well as those of third-party service providers. The framework includes governance, awareness training, planning and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage resiliency risks. The framework operates in accordance with the Firm’s overall approach to Operational Risk Management, including alignment with technology, cybersecurity, data, physical security, crisis management, real estate and outsourcing programs.
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

154	JPMorgan Chase & Co./2024 Form 10-K

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
Organization and management
The Global Chief Information Security Officer (“CISO”) reports to the Global Chief Information Officer, and is a member of key cybersecurity governance forums. The CISO leads the Global Cybersecurity and Technology Controls organization, which is responsible for identifying technology and cybersecurity risks and for implementing and maintaining controls to manage cybersecurity threats. The CISO and the members of senior management within Global Technology and the Cybersecurity and Technology Controls organizations all have relevant expertise and experience in cybersecurity and information technology risk management, including relevant experience at the Firm, at other financial services companies or in other highly-regulated industries.
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

JPMorgan Chase & Co./2024 Form 10-K	155

Management’s discussion and analysis
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

156	JPMorgan Chase & Co./2024 Form 10-K

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
Code of Conduct
The Firm has a Code of Conduct (the “Code”) that sets forth the Firm’s expectation that employees will conduct themselves with integrity, at all times. The Code provides the principles that help govern employee conduct with clients, customers, suppliers, vendors, shareholders, regulators, other employees, as well as with the markets and communities in which the Firm operates. The Code requires employees to promptly report any potential or actual violation of the Code, Firm policies, or laws, rules or regulations applicable to the Firm’s business. It also requires employees to report any illegal or unethical conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, consultants, clients, customers, suppliers, contract or temporary workers, or business partners or agents. Training is assigned to newly hired employees after joining the Firm, and to current employees periodically thereafter. Employees are required to affirm their compliance with the Code annually.
Employees can report any potential or actual violations of the Code through the Firm’s Conduct Hotline (the “Hotline”) by phone, mobile device or the internet. The Hotline is anonymous, where permitted by law, is available at all times globally, has translation services, and is administered by an outside service provider. The Code prohibits retaliation against anyone who raises an issue or concern in good faith or assists with an inquiry or investigation. Periodically, the Audit Committee receives reports on the Code of Conduct program.

JPMorgan Chase & Co./2024 Form 10-K	157

Management’s discussion and analysis

CONDUCT RISK MANAGEMENT
Conduct risk, a subcategory of operational risk, is the risk that any action or misconduct by an employee could lead to unfair client or customer outcomes, impact the integrity of the markets in which the Firm operates, harm employees or the Firm, or compromise the Firm’s reputation.
Overview
Each LOB and Corporate is accountable for identifying and managing its conduct risk to provide appropriate engagement, ownership and sustainability of a culture consistent with the Firm’s Business Principles. The Business Principles serve as a guide for how employees are expected to conduct themselves. With the Business Principles serving as a guide, the Firm’s Code sets out the Firm’s expectations for each employee and provides information and resources to help employees conduct business ethically and in compliance with applicable laws, rules and regulations everywhere the Firm operates. Refer to Compliance Risk Management on page 157 for further discussion of the Code.

Governance and oversight
The Firm’s oversight and coordination of conduct risk is managed in the same manner as Compliance risk. Refer to Compliance Risk Management on page 157 for further information.
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

158	JPMorgan Chase & Co./2024 Form 10-K

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
Legal serves on and advises various committees and advises the Firm’s LOBs and Corporate on potential reputation risk issues.

JPMorgan Chase & Co./2024 Form 10-K	159

Management’s discussion and analysis

ESTIMATIONS AND MODEL RISK MANAGEMENT
Estimations and Model risk, a subcategory of operational risk, is the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.
The Firm uses models and other analytical and judgment-based estimations, including those based upon machine learning or artificial intelligence techniques, across various businesses and functions. The estimation methods are of varying levels of sophistication and are used for many purposes, such as the valuation of positions and measurement of risk, assessing regulatory capital requirements, conducting stress testing, evaluating the allowance for credit losses and making business decisions. A dedicated independent function, Model Risk Governance and Review (“MRGR”), defines and governs the Firm’s policies relating to the management of model risk and risks associated with certain analytical and judgment-based estimations, such as those used in risk management, budget forecasting and capital planning and analysis.
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
Refer to Critical Accounting Estimates Used by the Firm on pages 161–164 and Note 2 for a summary of model-based valuations and other valuation techniques.

160	JPMorgan Chase & Co./2024 Form 10-K

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM
JPMorganChase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the appropriate carrying value of assets and liabilities. The Firm has established policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The methods used and judgments made reflect, among other factors, the nature of the assets or liabilities and the related business and risk management strategies, which may vary across the Firm’s businesses and portfolios. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the carrying value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant judgments.
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
For example, compared to the Firm’s central scenario shown on page 137 and in Note 13, the Firm’s relative adverse scenario assumes an elevated U.S.

JPMorgan Chase & Co./2024 Form 10-K	161

Management’s discussion and analysis
unemployment rate, averaging approximately 2.1% higher over the eight-quarter forecast, with a peak difference of approximately 3.0% in the fourth quarter of 2025.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of December 31, 2024, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2024, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $850 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.7 billion for credit card loans
•An increase of approximately $4.1 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2024.

Fair value
JPMorganChase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis, including derivatives, structured note products and certain securities financing agreements. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including certain mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy. Refer to Note 2 for further information.

December 31, 2024 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$286,771	$—
Securities borrowed	83,962	—
Trading assets:
Trading-debt and equity instruments	576,817	2,442
Derivative receivables(a)	60,967	8,452
Total trading assets	637,784	10,894
AFS securities	406,852	8
Loans	41,350	2,416
MSRs	9,121	9,121
Other	14,073	1,344
Total assets measured at fair value on a recurring basis	1,479,913	23,783
Total assets measured at fair value on a nonrecurring basis	2,489	1,742
Total assets measured at fair value	$1,482,402	$25,525
Total Firm assets	$4,002,814
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		2%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $8.5 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

162	JPMorgan Chase & Co./2024 Form 10-K

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
For the year ended December 31, 2024, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of December 31, 2024. For each of the reporting units, fair value exceeded carrying value by at least 10% and there was no indication of a significant risk of goodwill impairment based on current projections and valuations.
The projections for the Firm’s reporting units are consistent with management’s current business outlook assumptions in the short term, and the Firm’s best estimates of long-term growth and return on equity in the longer term. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of December 31, 2024.
Credit card rewards liability
JPMorganChase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $14.4 billion and $13.2 billion at December 31, 2024 and 2023, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on higher spend and promotional offers outpacing redemptions throughout 2024.
The rewards liability is sensitive to redemption rate (“RR”) and cost per point (“CPP”) assumptions. The RR

JPMorgan Chase & Co./2024 Form 10-K	163

Management’s discussion and analysis
assumption is used to estimate the number of points earned by customers that will be redeemed over the life of the account. The CPP assumption is used to estimate the cost of future point redemptions. These assumptions are evaluated periodically considering historical actuals, cardholder redemption behavior and management judgment. Updates to these assumptions will impact the rewards liability. As of December 31, 2024, a combined increase of 25 basis points in RR and 1 basis point in CPP would increase the rewards liability by approximately $442 million.
Income taxes
JPMorganChase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local, and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, JPMorganChase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.
JPMorganChase’s interpretations of tax laws around the world are subject to review and examination by the various taxing authorities in the jurisdictions where the Firm operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Firm operates. JPMorganChase regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Firm records additional unrecognized tax benefits, as appropriate. In addition, the Firm may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in the Firm’s estimate of income taxes may materially affect the Firm’s results of operations in any reporting period.
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
The Firm has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”) carryforwards and foreign tax credit (“FTC”) carryforwards. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, including foreign source income, and may incorporate various tax planning strategies, including strategies that may be available to utilize NOLs and FTCs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2024, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
The Firm adjusts its unrecognized tax benefits as necessary when new information becomes available, including changes in tax law and regulations, and interactions with taxing authorities. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes is more likely than not to be realized upon settlement. It is possible that the reassessment of JPMorganChase’s unrecognized tax benefits may have a material impact on its effective income tax rate in the period in which the reassessment occurs. Although the Firm believes that its estimates are reasonable, the final tax amount could be different from the amounts reflected in the Firm’s income tax provisions and accruals. To the extent that the final outcome of these amounts is different than the amounts recorded, such differences will generally impact the Firm’s provision for income taxes in the period in which such a determination is made.
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
Refer to Note 25 for additional information on income taxes.
Litigation reserves
Refer to Note 30 for a description of the significant estimates and judgments associated with establishing litigation reserves.

164	JPMorgan Chase & Co./2024 Form 10-K

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2024
Standard	Summary of guidance	Effects on financial statements
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

•Adopted retrospectively for the Firm’s annual Consolidated Financial Statements for the year ended December 31, 2024.(a)
•The adoption of this guidance resulted in additional reportable segment disclosures, primarily relating to significant segment expenses and the CODM. Refer to Note 32 for further information.

(a)The accounting standards update applies to the Firm’s annual Consolidated Financial Statements for the year ended December 31, 2024, and interim financial statements thereafter.

JPMorgan Chase & Co./2024 Form 10-K	165

Management’s discussion and analysis

FASB Standards Issued but not yet Adopted as of December 31, 2024
Standard	Summary of guidance	Effects on financial statements
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

•Required effective date: Annual financial statements for the year ending December 31, 2025.
•The guidance can be applied on a prospective basis with the option to apply the standard retrospectively.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements disclosures.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	•Requires additional annual and interim disclosures about specific types of expenses presented in the Consolidated statements of income.
•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim financial statements for the year ending December 31, 2028. (a)
•The guidance can be applied on a prospective basis with the option to apply the standard retrospectively.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements disclosures, as well as the Firm’s planned date of adoption.

(a)Early adoption is permitted.

166	JPMorgan Chase & Co./2024 Form 10-K

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorganChase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorganChase’s disclosures in this 2024 Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorganChase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•Local, regional and global business, economic and political conditions and geopolitical events, including geopolitical tensions and hostilities;
•Changes in laws, rules and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;
•Heightened regulatory and governmental oversight and scrutiny of JPMorganChase’s business practices, including dealings with retail customers;
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
•Ability of the Firm to effectively defend itself against cyber attacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and
•The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in JPMorganChase’s 2024 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorganChase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-Ks, Quarterly Reports on Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co./2024 Form 10-K	167

Management’s report on internal control over financial reporting

Management of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Firm’s principal executive and principal financial officers, or persons performing similar functions, and effected by JPMorganChase’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
JPMorganChase’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Firm’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Firm are being made only in accordance with authorizations of JPMorganChase’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Firm’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed, management concluded that as of December 31, 2024, JPMorganChase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2024.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Jeremy Barnum
Executive Vice President and Chief Financial Officer

February 14, 2025

168	JPMorgan Chase & Co./2024 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Firm’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Firm as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

JPMorgan Chase & Co./2024 Form 10-K	169

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
Allowance for Loan Losses – Portfolio-based component of Wholesale Loan and Credit Card Loan Portfolios
As described in Note 13 to the consolidated financial statements, the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios was $22.0 billion on total portfolio-based retained loans of $919.3 billion at December 31, 2024. The Firm’s allowance for loan losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm's loan portfolios and considers expected future changes in macroeconomic conditions. The portfolio-based component of the Firm’s allowance for loan losses for the wholesale and credit card retained loan portfolios begins with a quantitative calculation of expected credit losses over the expected life of the loan by applying credit loss factors to the estimated exposure at default. The credit loss factors applied are determined based on the weighted average of five internally developed macroeconomic scenarios that take into consideration the Firm's economic outlook as derived through forecast macroeconomic variables, the most significant of which are U.S. unemployment and U.S. real gross domestic product. This quantitative calculation is further adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios is a critical audit matter are (i) the significant judgment and estimation by management in the forecast of macroeconomic variables, specifically U.S. unemployment and U.S. real gross domestic product, as the Firm’s forecasts of economic conditions significantly affect its estimate of expected credit losses at the balance sheet date, (ii) the significant judgment and estimation by management in determining the quantitative calculation utilized in their credit loss estimates and the adjustments to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence obtained relating to the credit loss estimates and the appropriateness of the adjustments to the credit loss estimates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
Fair Value of Certain Level 3 Financial Instruments
As described in Notes 2 and 3 to the consolidated financial statements, the Firm carries $1.5 trillion of its assets and $586.2 billion of its liabilities at fair value on a recurring basis. Included in these balances are $10.9 billion of trading assets and $51.8 billion of liabilities measured at fair value on a recurring basis, collectively financial instruments, which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement. The Firm utilized internally developed valuation models and unobservable inputs to estimate fair value of the level 3 financial instruments. The unobservable inputs used by management to estimate the fair value of certain of these financial instruments include interest rate volatility, equity volatility, Bermudan switch value and correlation relating to interest rates, interest rate-to-foreign exchange,

170	JPMorgan Chase & Co./2024 Form 10-K

Report of Independent Registered Public Accounting Firm
equity prices, equity-to-foreign exchange and equity-to-interest rate.
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
New York, New York
February 14, 2025

We have served as the Firm’s auditor since 1965.

JPMorgan Chase & Co./2024 Form 10-K	171

JPMorgan Chase & Co.
Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2024	2023	2022
Revenue
Investment banking fees	$8,910	$6,519	$6,686
Principal transactions	24,787	24,460	19,912
Lending- and deposit-related fees	7,606	7,413	7,098
Asset management fees	17,801	15,220	14,096
Commissions and other fees	7,530	6,836	6,581
Investment securities losses	(1,021)	(3,180)	(2,380)
Mortgage fees and related income	1,401	1,176	1,250
Card income	5,497	4,784	4,420
Other income	12,462	5,609	4,322
Noninterest revenue	84,973	68,837	61,985
Interest income	193,933	170,588	92,807
Interest expense	101,350	81,321	26,097
Net interest income	92,583	89,267	66,710
Total net revenue	177,556	158,104	128,695

Provision for credit losses	10,678	9,320	6,389

Noninterest expense
Compensation expense	51,357	46,465	41,636
Occupancy expense	5,026	4,590	4,696
Technology, communications and equipment expense	9,831	9,246	9,358
Professional and outside services	11,057	10,235	10,174
Marketing	4,974	4,591	3,911
Other expense	9,552	12,045	6,365
Total noninterest expense	91,797	87,172	76,140
Income before income tax expense	75,081	61,612	46,166
Income tax expense	16,610	12,060	8,490
Net income	$58,471	$49,552	$37,676
Net income applicable to common stockholders	$56,868	$47,760	$35,892
Net income per common share data
Basic earnings per share	$19.79	$16.25	$12.10
Diluted earnings per share	19.75	16.23	12.09

Weighted-average basic shares	2,873.9	2,938.6	2,965.8
Weighted-average diluted shares	2,879.0	2,943.1	2,970.0
The Notes to Consolidated Financial Statements are an integral part of these statements.

172	JPMorgan Chase & Co./2024 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2024	2023	2022
Net income	$58,471	$49,552	$37,676
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(87)	5,381	(11,764)
Translation adjustments, net of hedges	(858)	329	(611)
Fair value hedges	(87)	(101)	98
Cash flow hedges	(882)	1,724	(5,360)
Defined benefit pension and OPEB plans	(63)	373	(1,241)
DVA on fair value option elected liabilities	(36)	(808)	1,621
Total other comprehensive income/(loss), after–tax	(2,013)	6,898	(17,257)
Comprehensive income	$56,458	$56,450	$20,419
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2024 Form 10-K	173

JPMorgan Chase & Co.
Consolidated balance sheets

December 31, (in millions, except share data)	2024	2023
Assets
Cash and due from banks	$23,372	$29,066
Deposits with banks	445,945	595,085
Federal funds sold and securities purchased under resale agreements (included $286,771 and $259,813 at fair value)	295,001	276,152
Securities borrowed (included $83,962 and $70,086 at fair value)	219,546	200,436
Trading assets (included assets pledged of $136,070 and $128,994)	637,784	540,607
Available-for-sale securities (amortized cost of $411,045 and $205,456; included assets pledged of $10,162 and $9,219)	406,852	201,704
Held-to-maturity securities	274,468	369,848
Investment securities, net of allowance for credit losses	681,320	571,552
Loans (included $41,350 and $38,851 at fair value)	1,347,988	1,323,706
Allowance for loan losses	(24,345)	(22,420)
Loans, net of allowance for loan losses	1,323,643	1,301,286
Accrued interest and accounts receivable	101,223	107,363
Premises and equipment	32,223	30,157
Goodwill, MSRs and other intangible assets	64,560	64,381
Other assets (included $15,122 and $12,306 at fair value and assets pledged of $6,288 and $6,764)	178,197	159,308
Total assets(a)	$4,002,814	$3,875,393
Liabilities
Deposits (included $33,768 and $78,384 at fair value)	$2,406,032	$2,400,688
Federal funds purchased and securities loaned or sold under repurchase agreements (included $226,329 and $169,003 at fair value)	296,835	216,535
Short-term borrowings (included $26,521 and $20,042 at fair value)	52,893	44,712
Trading liabilities	192,883	180,428
Accounts payable and other liabilities (included $5,893 and $5,637 at fair value)	280,672	290,307
Beneficial interests issued by consolidated VIEs (included $1 and $1 at fair value)	27,323	23,020
Long-term debt (included $100,780 and $87,924 at fair value)	401,418	391,825
Total liabilities(a)	3,658,056	3,547,515
Commitments and contingencies (refer to Notes 28, 29 and 30)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 2,005,375 and 2,740,375 shares)	20,050	27,404
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,911	90,128
Retained earnings	376,166	332,901
Accumulated other comprehensive losses	(12,456)	(10,443)
Treasury stock, at cost (1,307,313,494 and 1,228,275,301 shares)	(134,018)	(116,217)
Total stockholders’ equity	344,758	327,878
Total liabilities and stockholders’ equity	$4,002,814	$3,875,393
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2024 and 2023. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

December 31, (in millions)	2024	2023
Assets
Trading assets	$3,885	$2,170
Loans	36,510	37,611
All other assets	681	591
Total assets	$41,076	$40,372
Liabilities
Beneficial interests issued by consolidated VIEs	$27,323	$23,020
All other liabilities	454	263
Total liabilities	$27,777	$23,283
The Notes to Consolidated Financial Statements are an integral part of these statements.

174	JPMorgan Chase & Co./2024 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2024	2023	2022
Preferred stock
Balance at January 1	$27,404	$27,404	$34,838
Issuance	2,496	—	—
Redemption	(9,850)	—	(7,434)
Balance at December 31	20,050	27,404	27,404
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	90,128	89,044	88,415
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	768	1,084	629
Other	15	—	—
Balance at December 31	90,911	90,128	89,044
Retained earnings
Balance at January 1	332,901	296,456	272,268
Cumulative effect of change in accounting principles	(161)	449	—
Net income	58,471	49,552	37,676
Preferred stock dividends	(1,259)	(1,501)	(1,595)
Common stock dividends ($4.80, $4.10 and $4.00 per share for 2024, 2023 and 2022, respectively)	(13,786)	(12,055)	(11,893)
Balance at December 31	376,166	332,901	296,456
Accumulated other comprehensive income/(loss)
Balance at January 1	(10,443)	(17,341)	(84)
Other comprehensive income/(loss), after-tax	(2,013)	6,898	(17,257)
Balance at December 31	(12,456)	(10,443)	(17,341)
Treasury stock, at cost
Balance at January 1	(116,217)	(107,336)	(105,415)
Repurchase	(19,007)	(9,980)	(3,122)
Reissuance	1,206	1,099	1,201
Balance at December 31	(134,018)	(116,217)	(107,336)
Total stockholders’ equity	$344,758	$327,878	$292,332
Effective January 1, 2024, the Firm adopted the Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method accounting guidance. Effective January 1, 2023, the Firm adopted the Financial Instruments – Credit Losses: Troubled Debt Restructurings, and Derivatives and Hedging: Fair Value Hedging – Portfolio Layer Method accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2024 Form 10-K	175

JPMorgan Chase & Co.
Consolidated statements of cash flows

Year ended December 31, (in millions)	2024	2023	2022
Operating activities
Net income	$58,471	$49,552	$37,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,678	9,320	6,389
Depreciation and amortization	7,938	7,512	7,051
Deferred tax (benefit)/expense	2,004	(4,534)	(2,738)
Estimated bargain purchase gain associated with the First Republic acquisition	(103)	(2,775)	—
Initial gain on the Visa share exchange	(7,990)	—	—
Other	1,985	4,301	5,174
Originations and purchases of loans held-for-sale	(212,238)	(115,245)	(149,167)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	205,303	116,430	167,709
Net change in:
Trading assets	(95,729)	(74,091)	(31,449)
Securities borrowed	(18,762)	(14,902)	20,203
Accrued interest and accounts receivable	5,735	19,928	(22,970)
Other assets	(7,650)	32,970	(2,882)
Trading liabilities	2,276	5,315	11,170
Accounts payable and other liabilities	(90)	(25,388)	58,614
Other operating adjustments	6,160	4,581	2,339
Net cash (used in)/provided by operating activities	(42,012)	12,974	107,119
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(18,706)	39,740	(54,278)
Held-to-maturity securities:
Proceeds from paydowns and maturities	99,363	53,056	48,626
Purchases	(4,709)	(4,141)	(33,676)
Available-for-sale securities:
Proceeds from paydowns and maturities	38,499	53,744	39,159
Proceeds from sales	104,625	108,434	84,616
Purchases	(352,712)	(115,499)	(126,258)
Proceeds from sales and securitizations of loans held-for-investment	57,921	47,312	44,892
Other changes in loans, net	(83,176)	(88,343)	(128,968)
Net cash used in First Republic Acquisition	(2,362)	(9,920)	—
All other investing activities, net	(2,146)	(16,740)	(11,932)
Net cash (used in)/provided by investing activities	(163,403)	67,643	(137,819)
Financing activities
Net change in:
Deposits	3,299	(32,196)	(136,895)
Federal funds purchased and securities loaned or sold under repurchase agreements	80,288	13,801	8,455
Short-term borrowings	7,439	(1,934)	(8,984)
Beneficial interests issued by consolidated VIEs	1,543	9,029	2,205
Proceeds from long-term borrowings	109,915	75,417	78,442
Payments of long-term borrowings	(96,605)	(64,880)	(45,556)
Proceeds from issuance of preferred stock	2,500	—	—
Redemption of preferred stock	(9,850)	—	(7,434)
Treasury stock repurchased	(18,830)	(9,824)	(3,162)
Dividends paid	(14,783)	(13,463)	(13,562)
All other financing activities, net	(1,469)	(1,521)	234
Net cash provided by/(used in) financing activities	63,447	(25,571)	(126,257)
Effect of exchange rate changes on cash and due from banks and deposits with banks	(12,866)	1,871	(16,643)
Net increase/(decrease) in cash and due from banks and deposits with banks	(154,834)	56,917	(173,600)
Cash and due from banks and deposits with banks at the beginning of the period	624,151	567,234	740,834
Cash and due from banks and deposits with banks at the end of the period	$469,317	$624,151	$567,234
Cash interest paid	$99,642	$77,114	$23,143
Cash income taxes paid, net	11,715	9,908	4,355
The Notes to Consolidated Financial Statements are an integral part of these statements.

176	JPMorgan Chase & Co./2024 Form 10-K

Notes to consolidated financial statements

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 32 for further discussion of the Firm's reportable business segments.
The accounting and financial reporting policies of JPMorganChase and its subsidiaries conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of JPMorganChase and other entities in which the Firm has a controlling financial interest. All material intercompany balances and transactions have been eliminated.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorganChase and are not included on the Consolidated balance sheets.
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

JPMorgan Chase & Co./2024 Form 10-K	177

Notes to consolidated financial statements
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
Revenue from contracts with customers
JPMorganChase recognizes noninterest revenue from certain contracts with customers, in investment banking fees, deposit-related fees, asset management fees, commissions and other fees, and components of card income, when the Firm’s related performance obligations are satisfied. Refer to Note 6 for further discussion of the Firm’s revenue from contracts with customers.
Principal transactions revenue
JPMorganChase carries a portion of its assets and liabilities at fair value. Changes in fair value are reported primarily in principal transactions revenue. Refer to Notes 2 and 3 for further discussion of fair value measurement. Refer to Note 6 for further discussion of principal transactions revenue.
Use of estimates in the preparation of consolidated financial statements
The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.
Foreign currency translation
JPMorganChase revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates.
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

178	JPMorgan Chase & Co./2024 Form 10-K

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
Statements of cash flows
For JPMorganChase’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks and deposits with banks on the Consolidated balance sheets.

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
This guidance was adopted on January 1, 2024 under the modified retrospective method. The adoption of this guidance resulted in a change to the classification and timing of the amortization associated with certain of the Firm's alternative energy tax-oriented investments. As a result of the adoption, the amortization of these investments that was previously recognized in other income is now recognized in income tax expense. The change in accounting resulted in a decrease to retained earnings of $161 million and increased the Firm’s income tax expense and the effective tax rate by approximately $450 million and two percentage points, respectively, in the first quarter of 2024, with no material impact to net income.
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
Refer to Notes 6, 14 and 25 for additional information.
Accounting standards adopted January 1, 2023
Derivatives and Hedging: Fair Value Hedging – Portfolio Layer Method
The adoption of this guidance expanded the ability to hedge a portfolio of fixed-rate assets in a qualifying hedge accounting relationship. As permitted by the guidance, the Firm elected to transfer HTM securities to AFS and designated those securities in a portfolio layer method hedge upon adoption. The adoption impact of the transfer on retained earnings was not material.

JPMorgan Chase & Co./2024 Form 10-K	179

Notes to consolidated financial statements
Financial Instruments – Credit Losses: Troubled Debt Restructurings (“TDRs”)
The adoption of this guidance eliminated the requirement to measure the allowance for TDRs using a discounted cash flow (“DCF”) methodology and allowed the option of a non-DCF portfolio-based approach for modified loans to troubled borrowers. The Firm elected this option for all portfolios of modified loans to troubled borrowers except collateral-dependent loans and nonaccrual risk-rated loans, for which the Firm elected to continue applying a DCF methodology. The adoption of this guidance under the modified retrospective method on January 1, 2023, resulted in a $446 million increase to retained earnings.

Significant accounting policies
The following table identifies JPMorganChase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 2	page 181
Fair value option	Note 3	page 203
Derivative instruments	Note 5	page 209
Noninterest revenue and noninterest expense	Note 6	page 225
Interest income and Interest expense	Note 7	page 229
Pension and other postretirement employee benefit plans	Note 8	page 230
Employee share-based incentives	Note 9	page 233
Investment securities	Note 10	page 235
Securities financing activities	Note 11	page 240
Loans	Note 12	page 243
Allowance for credit losses	Note 13	page 266
Variable interest entities	Note 14	page 271
Goodwill, mortgage servicing rights, and other intangible assets	Note 15	page 280
Premises and equipment	Note 16	page 285
Leases	Note 18	page 286
Accounts payable & other liabilities	Note 19	page 288
Long-term debt	Note 20	page 289
Earnings per share	Note 23	page 294
Income taxes	Note 25	page 296
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 28	page 302
Litigation	Note 30	page 309

180	JPMorgan Chase & Co./2024 Form 10-K

Note 2 – Fair value measurement
JPMorganChase carries a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly carried at fair value on a recurring basis (i.e., assets and liabilities that are measured and reported at fair value on the Firm’s Consolidated balance sheets). Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
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
Valuation process
Risk-taking functions are responsible for providing fair value estimates for assets and liabilities carried on the Consolidated balance sheets at fair value. The Firm’s Valuation Control Group (“VCG”), which is part of the Firm’s Finance function and independent of the risk-taking functions, is responsible for verifying these estimates and determining any fair value adjustments that may be required to ensure that the Firm’s positions are recorded at fair value. In addition, the Firm’s Valuation Governance Forum (“VGF”), which is composed of senior finance and risk executives, is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm. The Firmwide VGF is chaired by the Firmwide head of the VCG (under the direction of the Firm’s Controller), and includes sub-forums covering the CIB, CCB, AWM and certain corporate functions including Treasury and CIO.
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
The VCG determines any valuation adjustments that may be required to the estimates provided by the risk-taking functions. No adjustments to quoted prices are applied for instruments classified within level 1 of the fair value hierarchy (refer to the discussion of the fair value hierarchy on page 182 for further information). For other positions, judgment is required to assess the need for valuation adjustments to appropriately reflect liquidity considerations, unobservable parameters, and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm:
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

JPMorgan Chase & Co./2024 Form 10-K	181

Notes to consolidated financial statements
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
•Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality (CVA), the Firm’s own creditworthiness (DVA) and the impact of funding (FVA), using a consistent framework across the Firm. Refer to Credit and funding adjustments on page 198 of this Note for more information on such adjustments.
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

182	JPMorgan Chase & Co./2024 Form 10-K

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
Loans carried at fair value — residential mortgage loans expected to be sold

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
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data.	Predominantly Level 1 or 2

JPMorgan Chase & Co./2024 Form 10-K	183

Notes to consolidated financial statements

Product/instrument	Valuation methodology	Classifications in the fair value hierarchy
Derivatives	Actively traded derivatives, e.g., exchange-traded derivatives, that are valued using quoted prices.	Level 1

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
Commodity derivatives specific inputs include:
• Forward commodity price
• Commodity volatility
• Commodity correlation
Additionally, adjustments are made to reflect counterparty credit quality (CVA) and the impact of funding (FVA). Refer to page 198 of this Note.
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
• Additional available inputs relevant to the investment

184	JPMorgan Chase & Co./2024 Form 10-K

Product/instrument	Valuation methodology	Classification in the fair value hierarchy
Fund investments (e.g., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value
	• NAV is supported by the ability to redeem and purchase at the NAV level	Level 1
	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock-up periods or withdrawal limitations) or where observable activity is limited	Level 2 or 3(a)
Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available.	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE.
Structured notes (included in deposits, short-term borrowings and long-term debt)
Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.
The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivatives valuation. Adjustments are then made to this base valuation to reflect the Firm’s own credit risk (DVA). Refer to page 198 of this Note.
Level 2 or 3
(a)Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

JPMorgan Chase & Co./2024 Form 10-K	185

Notes to consolidated financial statements
The following table presents the assets and liabilities reported at fair value as of December 31, 2024 and 2023, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2024 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(e)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$286,771	$—	$—	$286,771
Securities borrowed	—	83,962	—	—	83,962
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	104,312	488	—	104,800
Residential – nonagency	—	2,282	5	—	2,287
Commercial – nonagency	—	1,283	10	—	1,293
Total mortgage-backed securities	—	107,877	503	—	108,380
U.S. Treasury, GSEs and government agencies(a)	150,580	11,702	—	—	162,282
Obligations of U.S. states and municipalities	—	6,100	1	—	6,101
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,950	—	—	3,950
Non-U.S. government debt securities	34,108	54,335	152	—	88,595
Corporate debt securities	—	33,591	390	—	33,981
Loans	—	10,228	1,088	—	11,316
Asset-backed securities	—	2,813	10	—	2,823
Total debt instruments	184,688	230,596	2,144	—	417,428
Equity securities	130,307	1,359	62	—	131,728
Physical commodities(b)	5,957	1,533	26	—	7,516
Other	—	19,935	210	—	20,145
Total debt and equity instruments(c)	320,952	253,423	2,442	—	576,817
Derivative receivables:
Interest rate	4,934	282,019	3,781	(265,789)	24,945
Credit	—	10,379	708	(10,273)	814
Foreign exchange	196	261,520	1,204	(237,608)	25,312
Equity	—	82,855	2,365	(79,935)	5,285
Commodity	—	15,232	394	(11,015)	4,611
Total derivative receivables	5,130	652,005	8,452	(604,620)	60,967
Total trading assets(d)	326,082	905,428	10,894	(604,620)	637,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,893	—	—	91,893
Residential – nonagency	—	4,811	—	—	4,811
Commercial – nonagency	—	4,057	8	—	4,065
Total mortgage-backed securities	—	100,761	8	—	100,769
U.S. Treasury and government agencies	234,491	288	—	—	234,779
Obligations of U.S. states and municipalities	—	17,913	—	—	17,913
Non-U.S. government debt securities	23,973	12,272	—	—	36,245
Corporate debt securities	—	70	—	—	70
Asset-backed securities:
Collateralized loan obligations	—	14,943	—	—	14,943
Other(a)	—	2,133	—	—	2,133
Total available-for-sale securities	258,464	148,380	8	—	406,852
Loans(e)	—	38,934	2,416	—	41,350
Mortgage servicing rights	—	—	9,121	—	9,121
Other assets(d)	5,732	6,997	1,344	—	14,073
Total assets measured at fair value on a recurring basis	$590,278	$1,470,472	$23,783	$(604,620)	$1,479,913
Deposits	$—	$31,583	$2,185	$—	$33,768
Federal funds purchased and securities loaned or sold under repurchase agreements	—	226,329	—	—	226,329
Short-term borrowings	—	23,045	3,476	—	26,521
Trading liabilities:
Debt and equity instruments(c)	120,719	32,457	46	—	153,222
Derivative payables:
Interest rate	3,981	266,767	3,480	(264,989)	9,239
Credit	—	12,725	1,071	(11,898)	1,898
Foreign exchange	187	253,196	1,184	(238,970)	15,597
Equity	—	90,908	5,231	(87,491)	8,648
Commodity	—	14,021	467	(10,209)	4,279
Total derivative payables	4,168	637,617	11,433	(613,557)	39,661
Total trading liabilities	124,887	670,074	11,479	(613,557)	192,883
Accounts payable and other liabilities	3,100	2,717	76	—	5,893
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	66,216	34,564	—	100,780
Total liabilities measured at fair value on a recurring basis	$127,987	$1,019,965	$51,780	$(613,557)	$586,175

186	JPMorgan Chase & Co./2024 Form 10-K

	Fair value hierarchy
December 31, 2023 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(e)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$259,813	$—	$—	$259,813
Securities borrowed	—	70,086	—	—	70,086
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,840	758	—	74,598
Residential – nonagency	—	1,921	5	—	1,926
Commercial – nonagency	—	1,362	12	—	1,374
Total mortgage-backed securities	—	77,123	775	—	77,898
U.S. Treasury, GSEs and government agencies(a)	133,997	9,998	—	—	143,995
Obligations of U.S. states and municipalities	—	5,858	10	—	5,868
Certificates of deposit, bankers’ acceptances and commercial paper	—	756	—	—	756
Non-U.S. government debt securities	24,846	55,557	179	—	80,582
Corporate debt securities	—	32,854	484	—	33,338
Loans	—	7,872	684	—	8,556
Asset-backed securities	—	2,199	6	—	2,205
Total debt instruments	158,843	192,217	2,138	—	353,198
Equity securities	107,926	679	127	—	108,732
Physical commodities(b)	2,479	3,305	7	—	5,791
Other	—	17,879	101	—	17,980
Total debt and equity instruments(c)	269,248	214,080	2,373	—	485,701
Derivative receivables:
Interest rate	2,815	243,578	4,298	(224,367)	26,324
Credit	—	8,644	1,010	(9,103)	551
Foreign exchange	149	204,737	889	(187,756)	18,019
Equity	—	55,167	2,522	(52,761)	4,928
Commodity	—	15,234	205	(10,397)	5,042
Total derivative receivables	2,964	527,360	8,924	(484,384)	54,864
Total trading assets(d)	272,212	741,440	11,297	(484,384)	540,565
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	85,170	—	—	85,170
Residential – nonagency	—	3,639	—	—	3,639
Commercial – nonagency	—	2,803	—	—	2,803
Total mortgage-backed securities	—	91,612	—	—	91,612
U.S. Treasury and government agencies	57,683	122	—	—	57,805
Obligations of U.S. states and municipalities	—	21,367	—	—	21,367
Non-U.S. government debt securities	13,095	8,187	—	—	21,282
Corporate debt securities	—	100	—	—	100
Asset-backed securities:
Collateralized loan obligations	—	6,752	—	—	6,752
Other(a)	—	2,786	—	—	2,786
Total available-for-sale securities	70,778	130,926	—	—	201,704
Loans~~(e)~~	—	35,772	3,079	—	38,851
Mortgage servicing rights	—	—	8,522	—	8,522
Other assets(d)	6,635	3,929	758	—	11,322
Total assets measured at fair value on a recurring basis	$349,625	$1,241,966	$23,656	$(484,384)	$1,130,863
Deposits	$—	$76,551	$1,833	$—	$78,384
Federal funds purchased and securities loaned or sold under repurchase agreements	—	169,003	—	—	169,003
Short-term borrowings	—	18,284	1,758	—	20,042
Trading liabilities:
Debt and equity instruments(c)	107,292	32,252	37	—	139,581
Derivative payables:
Interest rate	4,409	232,277	3,796	(228,586)	11,896
Credit	—	11,293	745	(10,949)	1,089
Foreign exchange	147	211,289	827	(199,643)	12,620
Equity	—	60,887	4,924	(56,443)	9,368
Commodity	—	15,894	484	(10,504)	5,874
Total derivative payables	4,556	531,640	10,776	(506,125)	40,847
Total trading liabilities	111,848	563,892	10,813	(506,125)	180,428
Accounts payable and other liabilities	3,968	1,617	52	—	5,637
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	60,198	27,726	—	87,924
Total liabilities measured at fair value on a recurring basis	$115,816	$889,546	$42,182	$(506,125)	$541,419
(a)At December 31, 2024 and 2023, included total U.S. GSE obligations of $120.1 billion and $78.5 billion, respectively, which were mortgage-related.
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

JPMorgan Chase & Co./2024 Form 10-K	187

Notes to consolidated financial statements
(c)Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At both December 31, 2024 and 2023, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion, primarily reported in other assets.
(e)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

188	JPMorgan Chase & Co./2024 Form 10-K

Level 3 valuations
The Firm has established well-structured processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). Refer to pages 181–185 of this Note for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

JPMorgan Chase & Co./2024 Form 10-K	189

Notes to consolidated financial statements

Level 3 inputs(a)
December 31, 2024
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$861	Discounted cash flows	Yield	0%	103%	8%
			Prepayment speed	3%	13%	8%
			Conditional default rate	0%	7%	0%
			Loss severity	0%	110%	5%
Commercial mortgage-backed securities and loans(c)	1,424	Market comparables	Price	$0	$90	$81
Corporate debt securities	390	Market comparables	Price	$0	$148	$95
Loans(d)	1,730	Market comparables	Price	$0	$107	$79
Non-U.S. government debt securities	152	Market comparables	Price	$0	$103	$95
Net interest rate derivatives	293	Option pricing	Interest rate volatility	9bps	1,097bps	115bps
			Interest rate spread volatility	37bps	77bps	64bps
			Bermudan switch value	0%	45%	17%
			Interest rate correlation	(82)%	97%	64%
			IR-FX correlation	(35)%	60%	8%
	8	Discounted cash flows	Prepayment speed	0%	21%	7%
Net credit derivatives	(393)	Discounted cash flows	Credit correlation	31%	79%	47%
			Credit spread	0bps	2,717bps	331bps
			Recovery rate	10%	90%	61%
	30	Market comparables	Price	$0	$115	$74
Net foreign exchange derivatives	62	Option pricing	IR-FX correlation	(40)%	60%	22%
	(42)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	1%	27%	7%
Net equity derivatives	(2,866)	Option pricing	Forward equity price(h)	76%	153%	100%
			Equity volatility	5%	135%	32%
			Equity correlation	17%	100%	56%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	14%
Net commodity derivatives	(73)	Option pricing	Oil commodity forward	$87 / BBL	$291 / BBL	$160 / BBL
			Natural gas commodity forward	$2 / MMBTU	$7 / MMBTU	$4 / MMBTU
			Commodity volatility	2%	43%	5%
			Commodity correlation	(35)%	98%	(9)%
MSRs	9,121	Discounted cash flows	Refer to Note 15
Long-term debt, short-term borrowings, and deposits(e)	38,901	Option pricing	Interest rate volatility	9bps	1,097bps	115bps
			Bermudan switch value	0%	45%	17%
			Interest rate correlation	(82)%	97%	64%
			IR-FX correlation	(35)%	60%	8%
			Equity volatility	2%	137%	28%
			Equity correlation	17%	100%	56%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	14%
	1,324	Discounted cash flows	Credit correlation	30%	57%	46%
			Credit spread	2bps	270bps	83bps
			Recovery rate	20%	40%	35%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,531
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $488 million, nonagency securities of $5 million and non-trading loans of $368 million.
(c)Comprises nonagency securities of $18 million, trading loans of $65 million and non-trading loans of $1.3 billion.
(d)Comprises trading loans of $1.0 billion and non-trading loans of $707 million.
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
(f)Includes equity securities of $734 million including $672 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
(g)Price is a significant unobservable input for certain instruments. When quoted market prices are not readily available, reliance is generally placed on price-based internal valuation techniques. The price input is expressed assuming a par value of $100.
(h)Forward equity price is expressed as a percentage of the current equity price.
(i)Amounts represent weighted averages except for derivative related inputs where arithmetic averages are used.

190	JPMorgan Chase & Co./2024 Form 10-K

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

JPMorgan Chase & Co./2024 Form 10-K	191

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
The level of correlation used in the valuation of derivatives with multiple underlying risks depends on a number of factors including the nature of those risks. For example, the correlation between two credit risk exposures would be different than that between two interest rate risk exposures. Similarly, the tenor of the transaction may also impact the correlation input, as the relationship between the underlying risks may be different over different time periods. Furthermore, correlation levels are dependent on market conditions and could have a relatively wide range of levels within or across asset classes over time, particularly in volatile market conditions.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2024, 2023 and 2022. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

192	JPMorgan Chase & Co./2024 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2024	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	758	18		46	(260)		(81)	7	—	488	(3)
Residential – nonagency	5	7		—	(5)		(2)	4	(4)	5	—
Commercial – nonagency	12	(2)		—	—		—	—	—	10	(1)
Total mortgage-backed securities	775	23		46	(265)		(83)	11	(4)	503	(4)
Obligations of U.S. states and municipalities	10	—		—	—		(3)	—	(6)	1	—
Non-U.S. government debt securities	179	(6)		175	(183)		—	17	(30)	152	(10)
Corporate debt securities	484	36		459	(354)		(181)	13	(67)	390	45
Loans	684	63		800	(642)		(74)	839	(582)	1,088	29
Asset-backed securities	6	—		9	(5)		(8)	8	—	10	—
Total debt instruments	2,138	116		1,489	(1,449)		(349)	888	(689)	2,144	60
Equity securities	127	(21)		138	(123)		(1)	85	(143)	62	(308)
Physical commodities	7	17		3	—		(1)	—	—	26	16
Other	101	144		53	—		(68)	28	(48)	210	108
Total trading assets – debt and equity instruments	2,373	256	(c)	1,683	(1,572)		(419)	1,001	(880)	2,442	(124)	(c)
Net derivative receivables:(b)
Interest rate	502	745		387	(197)		(608)	(172)	(356)	301	(362)
Credit	265	(208)		(2)	(17)		(333)	(61)	(7)	(363)	(265)
Foreign exchange	62	248		178	(538)		(30)	128	(28)	20	353
Equity	(2,402)	(321)		904	(2,488)		953	(91)	579	(2,866)	783
Commodity	(279)	64		32	(215)		310	15	—	(73)	102
Total net derivative receivables	(1,852)	528	(c)	1,499	(3,455)		292	(181)	188	(2,981)	611	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	8	—	8	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	8	—	8	—	(d)
Loans	3,079	266	(c)	431	(756)		(993)	816	(427)	2,416	251	(c)
Mortgage servicing rights	8,522	762	(e)	926	(21)		(1,068)	—	—	9,121	762	(e)
Other assets	758	105	(c)	623	(62)		(58)	5	(27)	1,344	88	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2024	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2024
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3
Liabilities:(a)
Deposits	$1,833	$(14)	(c)(f)	$—	$—	$2,006	$(1,522)	$34	$(152)	$2,185	$(44)	(c)(f)
Short-term borrowings	1,758	180	(c)(f)	—	—	7,752	(6,230)	23	(7)	3,476	58	(c)(f)
Trading liabilities – debt and equity instruments	37	(47)	(c)	(45)	70	—	—	48	(17)	46	18	(c)
Accounts payable and other liabilities	52	(6)	(c)	(35)	63	—	—	5	(3)	76	(6)	(c)
Long-term debt	27,726	1,475	(c)(f)	—	—	23,920	(18,432)	738	(863)	34,564	1,212	(c)(f)

JPMorgan Chase & Co./2024 Form 10-K	193

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2023 (in millions)	Fair value at Jan. 1, 2023	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2023	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2023
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	759	4		249	(133)		(107)	—	(14)	758	1
Residential – nonagency	5	6		—	(6)		(1)	1	—	5	1
Commercial – nonagency	7	6		—	—		(1)	8	(8)	12	7
Total mortgage-backed securities	771	16		249	(139)		(109)	9	(22)	775	9
Obligations of U.S. states and municipalities	7	—		1	—		(1)	3	—	10	—
Non-U.S. government debt securities	155	74		217	(254)		—	22	(35)	179	74
Corporate debt securities	463	36		322	(172)		(41)	114	(238)	484	35
Loans	759	(15)		1,027	(499)		(441)	382	(529)	684	30
Asset-backed securities	23	—		7	(12)		(1)	5	(16)	6	—
Total debt instruments	2,178	111		1,823	(1,076)		(593)	535	(840)	2,138	148
Equity securities	665	(53)		164	(239)		(384)	192	(218)	127	(422)
Physical commodities	2	—		7	—		(2)	—	—	7	—
Other	64	(58)		141	—		(5)	1	(42)	101	(28)
Total trading assets – debt and equity instruments	2,909	—		2,135	(1,315)		(984)	728	(1,100)	2,373	(302)	(c)
Net derivative receivables:(b)
Interest rate	701	556		251	(255)		654	(1,117)	(288)	502	419
Credit	13	304		(60)	(25)		47	15	(29)	265	230
Foreign exchange	489	31		151	(144)		(187)	144	(422)	62	(80)
Equity	(384)	191		928	(1,931)		(1,306)	700	(600)	(2,402)	(646)
Commodity	(146)	(59)		59	(290)		(51)	(11)	219	(279)	(144)
Total net derivative receivables	673	1,023	(c)	1,329	(2,645)		(843)	(269)	(1,120)	(1,852)	(221)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	239	24		—	(225)		—	—	(38)	—	—
Total available-for-sale securities	239	24	(d)	—	(225)		—	—	(38)	—	—	(d)
Loans	1,418	289	(c)	2,398	(120)		(1,147)	1,306	(1,065)	3,079	293	(c)
Mortgage servicing rights	7,973	467	(e)	1,281	(188)		(1,011)	—	—	8,522	467	(e)
Other assets	405	(36)	(c)	525	(20)		(147)	45	(14)	758	(82)	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2023 (in millions)	Fair value at Jan. 1, 2023	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2023	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2023
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3
Liabilities:(a)
Deposits	$2,162	$95	(c)(f)	$—	$—	$940	$(1,043)	$—	$(321)	$1,833	$73	(c)(f)
Short-term borrowings	1,401	201	(c)(f)	—	—	4,522	(4,345)	3	(24)	1,758	14	(c)(f)
Trading liabilities – debt and equity instruments	84	(21)	(c)	(32)	9	—	(2)	19	(20)	37	—
Accounts payable and other liabilities	53	(4)	(c)	(16)	24	—	—	8	(13)	52	(4)	(c)
Long-term debt	24,092	3,010	(c)(f)	—	—	12,679	(11,555)	229	(729)	27,726	2,870	(c)(f)

194	JPMorgan Chase & Co./2024 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2022 (in millions)	Fair value at Jan. 1, 2022	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2022	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2022
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$1	$(1)		$(1)	$1	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	265	31		673	(125)		(84)	4	(5)	759	29
Residential – nonagency	28	(1)		7	(5)		(12)	—	(12)	5	—
Commercial – nonagency	10	—		—	(1)		—	3	(5)	7	—
Total mortgage-backed securities	303	30		680	(131)		(96)	7	(22)	771	29
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	81	(92)		494	(338)		(4)	84	(70)	155	(153)
Corporate debt securities	332	(30)		404	(178)		(100)	357	(322)	463	(48)
Loans	708	(51)		652	(605)		(230)	925	(640)	759	(26)
Asset-backed securities	26	5		19	(24)		(1)	5	(7)	23	1
Total debt instruments	1,457	(138)		2,249	(1,276)		(431)	1,378	(1,061)	2,178	(197)
Equity securities	662	(1,036)		473	(377)		(2)	1,066	(121)	665	(840)
Physical commodities	—	(1)		3	—		—	—	—	2	(1)
Other	160	93		37	—		(221)	1	(6)	64	46
Total trading assets – debt and equity instruments	2,279	(1,082)	(c)	2,762	(1,653)		(654)	2,445	(1,188)	2,909	(992)	(c)
Net derivative receivables:(b)
Interest rate	(16)	187		325	(483)		329	732	(373)	701	332
Credit	74	226		17	(9)		(271)	5	(29)	13	170
Foreign exchange	(419)	726		215	(114)		83	3	(5)	489	459
Equity	(3,626)	5,016		1,226	(2,530)		96	(656)	90	(384)	3,435
Commodity	(907)	571		110	(331)		350	5	56	(146)	369
Total net derivative receivables	(4,894)	6,726	(c)	1,893	(3,467)		587	89	(261)	673	4,765	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	161	5		88	—		(15)	—	—	239	5
Total available-for-sale securities	161	5	(d)	88	—		(15)	—	—	239	5	(d)
Loans	1,933	(158)	(c)	568	(261)		(886)	1,053	(831)	1,418	(76)	(c)
Mortgage servicing rights	5,494	2,039	(e)	2,198	(822)		(936)	—	—	7,973	2,039	(e)
Other assets	306	194	(c)	50	(38)		(103)	2	(6)	405	191	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2022 (in millions)	Fair value at Jan. 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2022	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(292)	(c)(f)	$—	$—	$531	$(114)	$—	$(280)	$2,162	$(76)	(c)(f)
Short-term borrowings	2,481	(358)	(c)(f)	—	—	3,963	(4,685)	15	(15)	1,401	90	(c)(f)
Trading liabilities – debt and equity instruments	30	(31)	(c)	(41)	77	—	—	57	(8)	84	101	(c)
Accounts payable and other liabilities	69	(16)	(c)	(37)	42	—	—	1	(6)	53	(16)	(c)
Long-term debt	24,374	(3,869)	(c)(f)	—	—	12,714	(8,876)	793	(1,044)	24,092	(3,447)	(c)(f)

JPMorgan Chase & Co./2024 Form 10-K	195

Notes to consolidated financial statements
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at December 31, 2024, 2023 and 2022. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 9% at December 31, 2024, and 8% at both December 31, 2023 and 2022.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the years ended December 31, 2024, 2023 and 2022.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the years ended December 31, 2024, 2023 and 2022. Unrealized (gains)/losses are reported in OCI, and were $(50) million, $(158) million and $(529) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2023, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 199 for further information on changes impacting items measured at fair value on a nonrecurring basis.
For the year ended December 31, 2024
Level 3 assets were $23.8 billion at December 31, 2024, reflecting an increase of $127 million from December 31, 2023.
The increase for the year ended December 31, 2024 was driven by:
•$599 million increase in MSRs.
•$586 million increase in other assets primarily due to purchases, offset by:
•$472 million decrease in gross derivative receivables due to sales and settlements predominantly offset by gains, purchases and net transfers.
•$663 million decrease in non-trading loans due to sales and settlements largely offset by gains, purchases and net transfers.
Refer to Note 15 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at
fair value on a recurring basis
During the year ended December 31, 2024, significant transfers from level 2 into level 3 included the following:
•$1.0 billion of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.
•$959 million of gross interest rate derivative receivables and $1.1 billion of gross interest rate derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.6 billion of gross equity derivative receivables and $1.7 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$816 million of non-trading loans driven by a decrease in observability.
During the year ended December 31, 2024, significant transfers from level 3 into level 2 included the following:
•$880 million of total debt and equity instruments, predominantly trading loans and equity securities, driven by an increase in observability.
•$1.4 billion of gross equity derivative receivables and $2.0 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$863 million of long-term debt as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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
•$1.3 billion of non-trading loans driven by a decrease in observability.

196	JPMorgan Chase & Co./2024 Form 10-K

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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2024, 2023 and 2022. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 192–196 for further information on these instruments.
2024
•$1.9 billion of net gains on assets, predominantly driven by gains in net interest rate derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$1.6 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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
•$4.6 billion of net gains on liabilities, predominantly driven by a decline in the fair value of long-term debt due to market movements.
Refer to Note 15 for information on MSRs.

JPMorgan Chase & Co./2024 Form 10-K	197

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

Year ended December 31, (in millions)	2024	2023	2022
Credit and funding adjustments:
Derivatives CVA	$29	$221	$22
Derivatives FVA	99	114	42
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities reflects changes (subsequent to the issuance of the liability) in the Firm’s probability of default and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Refer to page 196 in this Note and Note 24 for further information.

198	JPMorgan Chase & Co./2024 Form 10-K

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets held as of December 31, 2024 and 2023, for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2024 and 2023, by major product category and fair value hierarchy. There were no liabilities measured at fair value on a nonrecurring basis at both December 31, 2024 and 2023.

December 31, 2024 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$738	$694	$1,432
Other assets(a)	—	9	1,048	1,057
Total assets measured at fair value on a nonrecurring basis	$—	$747	$1,742	$2,489

December 31, 2023 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$599	$1,156	$1,755
Other assets	—	52	1,334	1,386
Total assets measured at fair value on a nonrecurring basis	$—	$651	$2,490	$3,141
(a) Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.0 billion in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2024, $668 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares. Also, included impairments on certain equity method investments.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the years ended December 31, 2024, 2023 and 2022, related to assets and liabilities held at those dates.

December 31, (in millions)	2024	2023	2022
Loans	$(302)	$(276)	$(55)
Other assets(a)	(610)	(789)	(409)
Accounts payable and other liabilities	—	—	(83)
Total nonrecurring fair value gains/(losses)	$(912)	$(1,065)	$(547)
(a)Included $(197) million, $(232) million and $(338) million for the years ended December 31, 2024, 2023 and 2022, respectively, of net gains/(losses) as a result of the measurement alternative. The current period also included impairments on certain equity method investments.

JPMorgan Chase & Co./2024 Form 10-K	199

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2024 and 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

As of or for the year ended December 31,
(in millions)	2024	2023
Other assets
Carrying value(a)	$3,737	$4,457
Upward carrying value changes(b)	89	93
Downward carrying value changes/impairment(c)	(286)	(325)
(a)The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and December 31, 2024 were $1.1 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and December 31, 2024 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") and 37.2 million Visa Class B common shares (“Visa B shares”) reflected in the Firm's principal investment portfolio as of December 31, 2024 and 2023, respectively.
The Visa B shares were redenominated to Visa Class B-1 common shares (“Visa B-1 shares”) on January 24, 2024. On April 8, 2024, Visa commenced an initial exchange offer for any and all outstanding Visa B-1 shares. On May 6, 2024, the Firm announced that Visa had accepted the Firm’s tender of its 37.2 million Visa B-1 shares in exchange for a combination of Visa B-2 shares and Visa Class C common shares (“Visa C shares”), resulting in an initial gain of $8.0 billion based on the fair value of the Visa C shares. In addition, the second quarter of 2024 also reflected other Visa-related activity, including the fair value changes of the Visa C shares and derivative instruments, as well as dividends, resulting in the $7.9 billion net gain on Visa shares in the quarter. As of September 30, 2024, the Firm had disposed of all of its Visa C shares through sales in the second and third quarters of 2024 and through a $1.0 billion contribution to the Firm’s Foundation in the second quarter of 2024.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5430 at December 31, 2024 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of December 31, 2024, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. Under the terms of the derivative instruments, the Firm will (a) make or receive payments based on subsequent changes in the conversion rate and (b) make periodic interest payments to the purchasers of the Visa B shares. The payments under the derivative instruments will continue as long as the Visa B-2 shares associated with the previously sold Visa B shares remain subject to transfer restrictions. The derivative instruments are accounted for at fair value using a discounted cash flow methodology based upon the Firm’s estimate of the timing and magnitude of final resolution of the litigation matters. The derivative instruments are recorded in trading liabilities, and changes in fair value are recognized in other income. The notional amount of shares associated with those derivative instruments has been adjusted as a result of the Visa exchange offer. As of December 31, 2024, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions.

200	JPMorgan Chase & Co./2024 Form 10-K

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
U.S. GAAP requires disclosure of the estimated fair value of certain financial instruments, which are included in the following table. However, this table does not include other items, such as nonfinancial assets, intangible assets, certain financial instruments, and customer relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorganChase.
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
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at December 31, 2024 and 2023, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	December 31, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$23.4	$23.4	$—	$—	$23.4	$29.1	$29.1	$—	$—	$29.1
Deposits with banks	445.9	445.8	0.1	—	445.9	595.1	594.6	0.5	—	595.1
Accrued interest and accounts receivable	101.1	—	101.0	0.1	101.1	107.1	—	107.0	0.1	107.1
Federal funds sold and securities purchased under resale agreements	8.2	—	8.2	—	8.2	16.3	—	16.3	—	16.3
Securities borrowed	135.6	—	135.6	—	135.6	130.3	—	130.3	—	130.3
Investment securities, held-to-maturity	274.5	97.4	150.5	—	247.9	369.8	160.6	182.2	—	342.8
Loans, net of allowance for loan losses(a)	1,282.3	—	268.7	1,007.8	1,276.5	1,262.5	—	285.6	964.6	1,250.2
Other	82.7	—	81.3	1.6	82.9	76.1	—	74.9	1.4	76.3
Financial liabilities
Deposits	$2,372.3	$—	$2,372.5	$—	$2,372.5	$2,322.3	$—	$2,322.6	$—	$2,322.6
Federal funds purchased and securities loaned or sold under repurchase agreements	70.5	—	70.5	—	70.5	47.5	—	47.5	—	47.5
Short-term borrowings	26.4	—	26.3	—	26.3	24.7	—	24.7	—	24.7
Accounts payable and other liabilities(b)	232.8	—	219.6	12.6	232.2	241.8	—	233.3	8.1	241.4
Beneficial interests issued by consolidated VIEs	27.3	—	27.4	—	27.4	23.0	—	23.0	—	23.0
Long-term debt	300.6	—	251.2	50.7	301.9	303.9	—	252.2	51.3	303.5
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
(b)Excludes lending-related commitments disclosed in the table below.

JPMorgan Chase & Co./2024 Form 10-K	201

Notes to consolidated financial statements
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	December 31, 2024					December 31, 2023
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)(c)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.7	$—	$—	$4.4	$4.4	$3.0	$—	$—	$4.8	$4.8
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
(c)As of December 31, 2024 and 2023, included fair value adjustments associated with First Republic for other unfunded commitments to extend credit totaling $699 million and $1.1 billion, respectively, recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to Notes 28 and 34 for additional information.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments with or without notice to the borrower, as permitted by law, or in accordance with the contract. Refer to page 183 of this Note for a further discussion of the valuation of lending-related commitments.

202	JPMorgan Chase & Co./2024 Form 10-K

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
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value

JPMorgan Chase & Co./2024 Form 10-K	203

Notes to consolidated financial statements
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2024				2023				2022
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)
Federal funds sold and securities purchased under resale agreements	$144	$—		$144	$300	$—		$300	$(384)	$—		$(384)
Securities borrowed	347	—		347	164	—		164	(499)	—		(499)
Trading assets:
Debt and equity instruments, excluding loans	7,205	—		7,205	3,656	—		3,656	(1,703)	—		(1,703)
Loans reported as trading assets:
Changes in instrument-specific credit risk	346	—		346	248	—		248	(136)	—		(136)
Other changes in fair value	9	10	(c)	19	3	5	(c)	8	(59)	—		(59)
Loans:
Changes in instrument-specific credit risk	517	(6)	(c)	511	322	(4)	(c)	318	(242)	21	(c)	(221)
Other changes in fair value	75	371	(c)	446	427	216	(c)	643	(1,421)	(794)	(c)	(2,215)
Other assets	63	—		63	282	(4)	(d)	278	39	(6)	(d)	33
Deposits(a)	(3,398)	—		(3,398)	(2,582)	—		(2,582)	901	—		901
Federal funds purchased and securities loaned or sold under repurchase agreements	(12)	—		(12)	(121)	—		(121)	181	—		181
Short-term borrowings(a)	(922)	—		(922)	(567)	—		(567)	473	—		473
Trading liabilities	(1)	—		(1)	(24)	—		(24)	43	—		43
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—	(1)	—		(1)
Other liabilities	(11)	—		(11)	(16)	—		(16)	(11)	—		(11)
Long-term debt(a)(b)	(2,711)	(6)	(c)(d)	(2,717)	(5,875)	(78)	(c)(d)	(5,953)	8,990	98	(c)(d)	9,088
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the years ended December 31, 2024, 2023 and 2022.
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

204	JPMorgan Chase & Co./2024 Form 10-K

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
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2024 and 2023, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2024				2023
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,429		$464	$(2,965)	$2,987		$588	$(2,399)
Loans	1,711		1,492	(219)	838		732	(106)
Subtotal	5,140		1,956	(3,184)	3,825		1,320	(2,505)
90 or more days past due and government guaranteed
Loans(a)	50		45	(5)	65		59	(6)
All other performing loans(b)
Loans reported as trading assets	12,171		10,852	(1,319)	9,547		7,968	(1,579)
Loans(c)	40,342		39,813	(529)	38,948		38,060	(888)
Subtotal	52,513		50,665	(1,848)	48,495		46,028	(2,467)
Total loans	$57,703		$52,666	$(5,037)	$52,385		$47,407	$(4,978)
Long-term debt
Principal-protected debt	$57,414	(e)	$47,780	$(9,634)	$47,768	(e)	$38,882	$(8,886)
Nonprincipal-protected debt(d)	NA		53,000	NA	NA		49,042	NA
Total long-term debt	NA		$100,780	NA	NA		$87,924	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$1	NA	NA		$1	NA
Total long-term beneficial interests	NA		$1	NA	NA		$1	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of December 31, 2024 and 2023.
(c)Includes loans insured and/or guaranteed by U.S. government agencies less than 90 days past due.
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
At December 31, 2024 and 2023, the contractual amount of lending-related commitments for which the fair value option was elected was $12.2 billion and $9.7 billion, respectively, with a corresponding fair value of $50 million and $97 million, respectively. Refer to Note 28 for further information regarding off-balance sheet lending-related financial instruments.

JPMorgan Chase & Co./2024 Form 10-K	205

Notes to consolidated financial statements
Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	December 31, 2024					December 31, 2023
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$46,220	$1,065	$28,871		$76,156	$38,604	$654	$74,526		$113,784
Credit	6,213	1,242	—		7,455	5,444	350	—		5,794
Foreign exchange	2,309	1,058	416		3,783	2,605	941	187		3,733
Equity	44,149	7,881	2,986		55,016	38,685	5,483	2,905		47,073
Commodity	1,331	62	1	(a)	1,394	1,862	11	1	(a)	1,874
Total structured notes	$100,222	$11,308	$32,274		$143,804	$87,200	$7,439	$77,619		$172,258
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $869 million and $627 million for the years ended December 31, 2024 and 2023, respectively.

206	JPMorgan Chase & Co./2024 Form 10-K

Note 4 – Credit risk concentrations
Concentrations of credit risk arise when a number of clients, counterparties or customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
JPMorganChase regularly monitors various segments of its credit portfolios to assess potential credit risk concentrations and to obtain additional collateral when deemed necessary and permitted under the Firm’s agreements. Senior management is significantly involved in the credit approval and review process, and risk levels are adjusted as needed to reflect the Firm’s risk appetite.
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

JPMorgan Chase & Co./2024 Form 10-K	207

Notes to consolidated financial statements
The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of December 31, 2024 and 2023. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.

	2024				2023
	Credit exposure(h)	On-balance sheet		Off-balance sheet(i)	Credit exposure(h)	On-balance sheet		Off-balance sheet(i)
December 31, (in millions)		Loans	Derivatives			Loans	Derivatives
Consumer, excluding credit card	$437,654	$392,810	$—	$44,844	$455,496	$410,093	$—	$45,403
Credit card(a)	1,234,171	232,860	—	1,001,311	1,126,781	211,123	—	915,658
Total consumer(a)	1,671,825	625,670	—	1,046,155	1,582,277	621,216	—	961,061
Wholesale(b)
Real Estate	207,050	169,506	310	37,234	208,261	166,372	420	41,469
Individuals and Individual Entities(c)	144,145	130,317	1,259	12,569	145,849	126,339	725	18,785
Asset Managers	135,541	58,720	15,695	61,126	129,574	52,178	9,925	67,471
Consumer & Retail	129,815	46,509	1,608	81,698	127,086	46,274	2,013	78,799
Technology, Media & Telecommunications	84,716	21,449	2,448	60,819	77,296	22,450	2,451	52,395
Industrials	72,530	24,011	2,035	46,484	75,092	26,548	1,335	47,209
Healthcare	64,224	23,243	616	40,365	65,025	23,169	1,577	40,279
Banks & Finance Companies	61,287	40,239	3,890	17,158	57,177	33,941	2,898	20,338
Utilities	35,871	6,172	2,631	27,068	36,061	7,067	3,396	25,598
State & Municipal Govt(d)	35,039	19,279	372	15,388	35,986	20,019	442	15,525
Automotive	34,336	17,696	794	15,846	33,977	17,459	428	16,090
Oil & Gas	31,724	7,226	1,153	23,345	34,475	8,480	705	25,290
Insurance	24,267	2,533	9,703	12,031	20,501	2,535	7,138	10,828
Chemicals & Plastics	20,782	6,176	267	14,339	20,773	6,458	441	13,874
Transportation	17,019	5,380	769	10,870	16,060	5,080	555	10,425
Metals & Mining	15,860	4,425	564	10,871	15,508	4,655	274	10,579
Central Govt	13,862	4,715	6,285	2,862	17,704	5,463	10,669	1,572
Securities Firms	9,443	1,878	3,197	4,368	8,689	865	3,285	4,539
Financial Markets Infrastructure	4,446	16	2,410	2,020	4,251	86	2,155	2,010
All other(e)	140,873	100,906	4,961	35,006	134,777	97,034	4,032	33,711
Subtotal	1,282,830	690,396	60,967	531,467	1,264,122	672,472	54,864	536,786
Loans held-for-sale and loans at fair value	31,922	31,922	—	—	30,018	30,018	—	—
Receivables from customers(f)	51,929	—	—	—	47,625	—	—	—
Total wholesale	1,366,681	722,318	60,967	531,467	1,341,765	702,490	54,864	536,786
Total exposure(g)	$3,038,506	$1,347,988	$60,967	$1,577,622	$2,924,042	$1,323,706	$54,864	$1,497,847
(a)Also includes commercial card lending-related commitments primarily in CIB.
(b)The industry rankings presented in the table as of December 31, 2023, are based on the industry rankings of the corresponding exposures at December 31, 2024, not actual rankings of such exposures at December 31, 2023.
(c)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2024 and 2023, noted above, the Firm held: $6.1 billion and $5.9 billion, respectively, of trading assets; $17.9 billion and $21.4 billion, respectively, of AFS securities; and $9.3 billion and $9.9 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both December 31, 2024 and 2023. Refer to Note 14 for more information on exposures to SPEs.
(f)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (including cash on deposit, and primarily liquid and readily marketable debt or equity securities).
(g)Excludes cash placed with banks of $459.2 billion and $614.1 billion, at December 31, 2024 and 2023, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)Represents lending-related financial instruments.

208	JPMorgan Chase & Co./2024 Form 10-K

Note 5 – Derivative instruments
Derivative contracts derive their value from underlying asset prices, indices, reference rates, other inputs or a combination of these factors and may expose counterparties to risks and rewards of an underlying asset or liability without having to initially invest in, own or exchange the asset or liability. JPMorganChase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Predominantly all of the Firm’s derivatives are entered into for market-making or risk management purposes.
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
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of CDS. Refer to the Credit derivatives section on pages 222–224 of this Note for a further discussion of credit derivatives.
Refer to the risk management derivatives gains and losses table on page 221 and the hedge accounting gains and losses tables on pages 218–221 of this Note for more information about risk management derivatives.
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
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. Refer to Note 1 for further discussion of the offsetting of assets and liabilities. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 213–221 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. Refer to Notes 2 and 3 for a further discussion of derivatives embedded in structured notes.

JPMorgan Chase & Co./2024 Form 10-K	209

Notes to consolidated financial statements
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes – generally interest rate, foreign exchange and commodity derivatives. However, JPMorganChase does not seek to apply hedge accounting to all of the derivatives associated with the Firm’s risk management activities. For example, the Firm does not apply hedge accounting to purchased CDS used to manage the credit risk of loans and lending-related commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate, foreign exchange, and commodity derivatives used for risk management purposes.
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
There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorganChase uses fair value hedges primarily to hedge fixed-rate long-term debt, AFS securities and certain commodities inventories. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item for the risk being hedged, are recognized in earnings. Certain amounts excluded from the assessment of effectiveness are recorded in OCI and recognized in earnings over the life of the derivative. If the hedge relationship is terminated, then the adjustment to the hedged item continues to be reported as part of the basis of the hedged item and, for interest-bearing financial instruments, is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily net interest income and principal transactions revenue.
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
JPMorganChase uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from floating-rate assets and liabilities and foreign currency–denominated revenue and expense. For qualifying cash flow hedges, changes in the fair value of the derivative are recorded in OCI and recognized in earnings as the hedged item affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily noninterest revenue, net interest income and compensation expense. If the hedge relationship is terminated, then the change in value of the derivative recorded in AOCI is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is expected to not occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
JPMorganChase uses net investment hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For qualifying net investment hedges, changes in the fair value of the derivatives due to changes in spot foreign exchange rates are recorded in OCI as translation adjustments. Amounts excluded from the assessment of effectiveness are recorded directly in earnings.

210	JPMorgan Chase & Co./2024 Form 10-K

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	218-219
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	220
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	218-219
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	220
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	221
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	218-219
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	221
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	221
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	221
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	221
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	221

JPMorgan Chase & Co./2024 Form 10-K	211

Notes to consolidated financial statements
Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of December 31, 2024 and 2023.

	Notional amounts(b)
December 31, (in billions)	2024	2023
Interest rate contracts
Swaps	$20,437	$23,251
Futures and forwards	3,067	2,690
Written options	3,067	3,370
Purchased options	3,089	3,362
Total interest rate contracts	29,660	32,673
Credit derivatives(a)	1,191	1,045
Foreign exchange contracts
Cross-currency swaps	4,509	4,721
Spot, futures and forwards	7,005	6,957
Written options	1,015	830
Purchased options	984	798
Total foreign exchange contracts	13,513	13,306
Equity contracts
Swaps	850	639
Futures and forwards	206	157
Written options	914	778
Purchased options	788	698
Total equity contracts	2,758	2,272
Commodity contracts
Swaps	148	115
Spot, futures and forwards	191	157
Written options	137	130
Purchased options	125	115
Total commodity contracts	601	517
Total derivative notional amounts	$47,723	$49,813
(a)Refer to the Credit derivatives discussion on pages 222–224 for more information on volumes and types of credit derivative contracts.
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

212	JPMorgan Chase & Co./2024 Form 10-K

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2024 and 2023, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
December 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,734	$—	$290,734	$24,945	$274,226	$2	$274,228	$9,239
Credit	11,087	—	11,087	814	13,796	—	13,796	1,898
Foreign exchange	261,035	1,885	262,920	25,312	253,289	1,278	254,567	15,597
Equity	85,220	—	85,220	5,285	96,139	—	96,139	8,648
Commodity	15,490	136	15,626	4,611	14,415	73	14,488	4,279
Total fair value of trading assets and liabilities	$663,566	$2,021	$665,587	$60,967	$651,865	$1,353	$653,218	$39,661

	Gross derivative receivables				Gross derivative payables
December 31, 2023 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$250,689	$2	$250,691	$26,324	$240,482	$—	$240,482	$11,896
Credit	9,654	—	9,654	551	12,038	—	12,038	1,089
Foreign exchange	205,010	765	205,775	18,019	210,623	1,640	212,263	12,620
Equity	57,689	—	57,689	4,928	65,811	—	65,811	9,368
Commodity	15,228	211	15,439	5,042	16,286	92	16,378	5,874
Total fair value of trading assets and liabilities	$538,270	$978	$539,248	$54,864	$545,240	$1,732	$546,972	$40,847
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

JPMorgan Chase & Co./2024 Form 10-K	213

Notes to consolidated financial statements
Derivatives netting
The following tables present, as of December 31, 2024 and 2023, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of liquid securities and other cash collateral held at third-party custodians, which are shown separately as "Collateral not nettable on the Consolidated balance sheets" in the tables, up to the fair value exposure amount. For the purpose of this disclosure, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule;
•the amount of collateral held or transferred that exceeds the fair value exposure at the individual counterparty level, as of the date presented, which is excluded from the tables; and
•collateral held or transferred that relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement, which is excluded from the tables.

214	JPMorgan Chase & Co./2024 Form 10-K

	2024				2023
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$158,202	$(134,791)	$23,411		$176,901	$(152,703)	$24,198
OTC–cleared	130,989	(130,810)	179		71,419	(71,275)	144
Exchange-traded(a)	190	(188)	2		402	(389)	13
Total interest rate contracts	289,381	(265,789)	23,592		248,722	(224,367)	24,355
Credit contracts:
OTC	8,680	(8,030)	650		7,637	(7,226)	411
OTC–cleared	2,267	(2,243)	24		1,904	(1,877)	27
Total credit contracts	10,947	(10,273)	674		9,541	(9,103)	438
Foreign exchange contracts:
OTC	259,608	(236,931)	22,677		203,624	(187,295)	16,329
OTC–cleared	685	(677)	8		469	(459)	10
Exchange-traded(a)	34	—	34		6	(2)	4
Total foreign exchange contracts	260,327	(237,608)	22,719		204,099	(187,756)	16,343
Equity contracts:
OTC	33,269	(30,742)	2,527		25,001	(23,677)	1,324
Exchange-traded(a)	51,040	(49,193)	1,847		30,462	(29,084)	1,378
Total equity contracts	84,309	(79,935)	4,374		55,463	(52,761)	2,702
Commodity contracts:
OTC	8,340	(5,848)	2,492		8,049	(5,084)	2,965
OTC–cleared	126	(84)	42		133	(123)	10
Exchange-traded(a)	5,179	(5,083)	96		5,214	(5,190)	24
Total commodity contracts	13,645	(11,015)	2,630		13,396	(10,397)	2,999
Derivative receivables with appropriate legal opinion	658,609	(604,620)	53,989	(d)	531,221	(484,384)	46,837	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	6,978		6,978		8,027		8,027
Total derivative receivables recognized on the Consolidated balance sheets	$665,587		$60,967		$539,248		$54,864
Collateral not nettable on the Consolidated balance sheets(b)(c)			(28,160)				(22,461)
Net amounts			$32,807				$32,403

JPMorgan Chase & Co./2024 Form 10-K	215

Notes to consolidated financial statements

	2024				2023
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$138,215	$(130,375)	$7,840		$161,901	$(152,467)	$9,434
OTC–cleared	134,555	(134,262)	293		76,007	(75,729)	278
Exchange-traded(a)	363	(352)	11		436	(390)	46
Total interest rate contracts	273,133	(264,989)	8,144		238,344	(228,586)	9,758
Credit contracts:
OTC	11,381	(10,133)	1,248		10,332	(9,313)	1,019
OTC–cleared	1,779	(1,765)	14		1,639	(1,636)	3
Total credit contracts	13,160	(11,898)	1,262		11,971	(10,949)	1,022
Foreign exchange contracts:
OTC	251,860	(238,292)	13,568		209,386	(199,173)	10,213
OTC–cleared	772	(678)	94		552	(470)	82
Exchange-traded(a)	14	—	14		6	—	6
Total foreign exchange contracts	252,646	(238,970)	13,676		209,944	(199,643)	10,301
Equity contracts:
OTC	44,394	(38,298)	6,096		29,999	(27,360)	2,639
Exchange-traded(a)	49,578	(49,193)	385		33,137	(29,083)	4,054
Total equity contracts	93,972	(87,491)	6,481		63,136	(56,443)	6,693
Commodity contracts:
OTC	6,918	(5,206)	1,712		8,788	(5,192)	3,596
OTC–cleared	84	(84)	—		120	(120)	—
Exchange-traded(a)	5,182	(4,919)	263		5,376	(5,192)	184
Total commodity contracts	12,184	(10,209)	1,975		14,284	(10,504)	3,780
Derivative payables with appropriate legal opinion	645,095	(613,557)	31,538	(d)	537,679	(506,125)	31,554	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	8,123		8,123		9,293		9,293
Total derivative payables recognized on the Consolidated balance sheets	$653,218		$39,661		$546,972		$40,847
Collateral not nettable on the Consolidated balance sheets(b)(c)			(10,163)				(4,547)
Net amounts			$29,498				$36,300
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
(d)Net derivatives receivable included cash collateral netted of $51.9 billion and $48.3 billion at December 31, 2024 and 2023, respectively. Net derivatives payable included cash collateral netted of $60.8 billion and $70.0 billion at December 31, 2024 and 2023, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

216	JPMorgan Chase & Co./2024 Form 10-K

Liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorganChase to credit risk — the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. It is the policy of JPMorganChase to actively pursue, where possible, the use of legally enforceable master netting arrangements and collateral agreements to mitigate derivative counterparty credit risk inherent in derivative receivables.
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2024 and 2023.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	December 31, 2024	December 31, 2023
Aggregate fair value of net derivative payables	$15,371	$14,655
Collateral posted	15,204	14,673
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at December 31, 2024 and 2023, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	December 31, 2024		December 31, 2023
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$119	$1,205	$75	$1,153
Amount required to settle contracts with termination triggers upon downgrade(b)	78	458	93	592
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at December 31, 2024 and 2023.

JPMorgan Chase & Co./2024 Form 10-K	217

Notes to consolidated financial statements
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2024, 2023 and 2022, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$711	$(65)	$646	$—	$699	$—
Foreign exchange(c)	(177)	402	225	(532)	225	(115)
Commodity(d)	293	(160)	133	—	122	—
Total	$827	$177	$1,004	$(532)	$1,046	$(115)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,554	$(1,248)	$306	$—	$157	$—
Foreign exchange(c)	722	(483)	239	(601)	239	(134)
Commodity(d)	1,227	(706)	521	—	525	—
Total	$3,503	$(2,437)	$1,066	$(601)	$921	$(134)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(14,352)	$14,047	$(305)	$—	$(262)	$—
Foreign exchange(c)	(1,317)	1,423	106	(528)	106	130
Commodity(d)	106	(70)	36	—	48	—
Total	$(15,563)	$15,400	$(163)	$(528)	$(108)	$130
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

218	JPMorgan Chase & Co./2024 Form 10-K

As of December 31, 2024 and 2023, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items: (d)
December 31, 2024 (in millions)			Active hedging relationships	Discontinued hedging relationships(e)	Total
Assets
Investment securities - AFS	$203,141	(c)	$(1,675)	$(1,959)	$(3,634)
Liabilities
Long-term debt	$211,288		$(3,711)	$(9,332)	$(13,043)
Beneficial interests issued by consolidated VIEs	$5,312		$(30)	$(5)	$(35)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items: (d)
December 31, 2023 (in millions)			Active hedging relationships	Discontinued hedging relationships(e)	Total
Assets
Investment securities - AFS	$151,752	(c)	$549	$(2,010)	$(1,461)
Liabilities
Long-term debt	$195,455		$(2,042)	$(9,727)	$(11,769)
Beneficial interests issued by consolidated VIEs	$—		$—	$—	$—
(a)Excludes physical commodities with a carrying value of $6.2 billion and $5.6 billion at December 31, 2024 and 2023, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At December 31, 2024 and 2023, the carrying amount excluded for AFS securities was $28.7 billion and $19.3 billion, respectively. At December 31, 2024 and 2023, the carrying amount excluded for long-term debt was $518 million and zero, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At December 31, 2024 and December 31, 2023, the amortized cost of the portfolio layer method closed portfolios was $72.8 billion and $83.9 billion, of which $41.2 billion and $68.0 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At December 31, 2024 and December 31, 2023, the cumulative amount of basis adjustments was $(1.7) billion and $(165) million, which is comprised of $(1.2) billion and $73 million for active hedging relationships, and $(566) million and $(238) million for discontinued hedging relationships, respectively. Refer to Note 10 for additional information.
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

JPMorgan Chase & Co./2024 Form 10-K	219

Notes to consolidated financial statements
Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the years ended December 31, 2024, 2023 and 2022, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(2,668)	$(3,603)	$(935)
Foreign exchange(b)	89	(139)	(228)
Total	$(2,579)	$(3,742)	$(1,163)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,839)	$274	$2,113
Foreign exchange(b)	64	209	145
Total	$(1,775)	$483	$2,258

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(153)	$(7,131)	$(6,978)
Foreign exchange(b)	(267)	(342)	(75)
Total	$(420)	$(7,473)	$(7,053)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the years ended 2024, 2023 and 2022.
Over the next 12 months, the Firm expects that approximately $(1.6) billion (after-tax) of net losses recorded in AOCI at December 31, 2024, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

220	JPMorgan Chase & Co./2024 Form 10-K

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the years ended December 31, 2024, 2023 and 2022.

	2024		2023		2022
Year ended December 31, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$467	$4,411	$384	$(1,732)	$(123)	$3,591
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the year ended December 31, 2024, the Firm reclassified a net pre-tax gain of $89 million to other income/expense. During the year ended December 31, 2023, the Firm reclassified a net pre-tax loss of $(35) million to other revenue including the impact of the acquisition of CIFM. During the year ended December 31, 2022, the Firm reclassified net pre-tax gains of $38 million to other income/expense related to the liquidation of certain legal entities. Refer to Note 24 for further information.
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

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2024	2023	2022
Contract type
Interest rate(a)	$(425)	$(135)	$(827)
Credit(b)	(604)	(441)	51
Foreign exchange(c)	(10)	(2)	(48)
Total	$(1,039)	$(578)	$(824)
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

JPMorgan Chase & Co./2024 Form 10-K	221

Notes to consolidated financial statements
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
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2024 and 2023. Upon a credit event, the Firm as a seller of protection would typically pay out a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased by CIB through credit-related notes. Other purchased protection also includes credit protection against certain loans in the retained lending portfolio through the issuance of credit derivatives and credit-related notes.

222	JPMorgan Chase & Co./2024 Form 10-K

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

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
December 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,184)	$474,554	$24,370	$6,858
Other credit derivatives(a)	(110,913)	137,927	27,014	10,169
Total credit derivatives	(561,097)	612,481	51,384	17,027
Credit-related notes(b)	—	—	—	10,471
Total	$(561,097)	$612,481	$51,384	$27,498

	Maximum payout/Notional amount
December 31, 2023 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,172)	$473,823	$23,651	$7,517
Other credit derivatives(a)	(38,846)	45,416	6,570	29,206
Total credit derivatives	(489,018)	519,239	30,221	36,723
Credit-related notes(b)	—	—	—	9,788
Total	$(489,018)	$519,239	$30,221	$46,511
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

JPMorgan Chase & Co./2024 Form 10-K	223

Notes to consolidated financial statements
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of December 31, 2024 and 2023, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives ratings(a)/maturity profile
December 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(135,950)	$(277,052)	$(33,379)	$(446,381)	$4,593	$(904)	$3,689
Noninvestment-grade	(42,149)	(70,525)	(2,042)	(114,716)	1,889	(1,738)	151
Total	$(178,099)	$(347,577)	$(35,421)	$(561,097)	$6,482	$(2,642)	$3,840

December 31, 2023 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(89,981)	$(263,834)	$(29,470)	$(383,285)	$3,659	$(1,144)	$2,515
Noninvestment-grade	(31,419)	(69,515)	(4,799)	(105,733)	2,466	(1,583)	883
Total	$(121,400)	$(333,349)	$(34,269)	$(489,018)	$6,125	$(2,727)	$3,398
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

224	JPMorgan Chase & Co./2024 Form 10-K

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
The Firm also provides advisory services by assisting its clients with mergers and acquisitions, divestitures, restructuring and other complex transactions. Advisory fees are recognized as revenue typically upon execution of the client’s transaction.
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2024	2023	2022
Underwriting
Equity	$1,687	$1,149	$975
Debt	3,945	2,610	2,732
Total underwriting	5,632	3,759	3,707
Advisory	3,278	2,760	2,979
Total investment banking fees	$8,910	$6,519	$6,686
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
In the financial commodity markets, the Firm transacts in OTC derivatives (e.g., swaps, forwards, options) and ETD that reference a wide range of underlying commodities. In the physical commodity markets, the Firm primarily purchases and sells precious and base metals, natural gas, and may hold other commodities inventories under financing and other arrangements with clients.
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
Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument

JPMorgan Chase & Co./2024 Form 10-K	225

Notes to consolidated financial statements
types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual LOB.

Year ended December 31, (in millions)	2024	2023	2022
Trading revenue by instrument type
Interest rate(a)	$3,631	$5,607	$3,010
Credit(b)	1,545	1,434	1,412	(c)
Foreign exchange	4,874	5,082	5,119
Equity	13,476	10,229	8,068
Commodity	1,194	2,202	2,348
Total trading revenue	24,720	24,554	19,957
Private equity gains/(losses)	67	(94)	(45)
Principal transactions	$24,787	$24,460	$19,912
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes net markdowns on held-for-sale positions, primarily unfunded commitments, in the bridge financing portfolio.
Principal transactions revenue is earned primarily by CIB.
Lending- and deposit-related fees
Lending-related fees include fees earned from loan commitments, standby letters of credit, financial guarantees, and other loan-servicing activities. Deposit-related fees include fees earned from performing cash management activities, and providing overdraft and other deposit account services. Deposit-related fees also include the impact of credits earned by clients that reduce such fees. Lending- and deposit-related fees are recognized over the period in which the related service is provided. Refer to Note 28 for further information on lending-related commitments.
The following table presents the components of lending- and deposit-related fees.

Year ended December 31, (in millions)	2024		2023		2022
Lending-related fees	$2,192	(a)	$2,365	(a)	$1,468
Deposit-related fees	5,414		5,048		5,630
Total lending- and deposit-related fees	$7,606		$7,413		$7,098
(a)    Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount is deferred in other liabilities and recognized on a straight-line basis over the commitment period and was largely recognized in 2023 as the commitments were generally short term. Refer to Note 34 for additional information.
Lending- and deposit-related fees are earned by CCB, CIB and AWM.

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
The following table presents the components of asset management fees.

Year ended December 31, (in millions)	2024	2023	2022
Asset management fees
Investment management fees	$17,425	$14,908	$13,765
All other asset management fees	376	312	331
Total asset management fees	$17,801	$15,220	$14,096
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

226	JPMorgan Chase & Co./2024 Form 10-K

The following table presents the components of commissions and other fees.

Year ended December 31, (in millions)	2024	2023	2022

Commissions and other fees
Brokerage commissions and fees	$3,119	$2,820	$2,831
Administration fees	2,526	2,310	2,348
All other commissions and fees(a)	1,885	1,706	1,402
Total commissions and other fees	$7,530	$6,836	$6,581
(a)Includes annuity sales commissions, depositary receipt-related service fees and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.
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
The following table presents the components of card income:

Year ended December 31, (in millions)	2024	2023	2022
Interchange and merchant processing income	$33,847	$31,021	$28,085
Reward costs and partner payments	(26,784)	(24,601)	(22,162)
All other(a)	(1,566)	(1,636)	(1,503)
Total card income	$5,497	$4,784	$4,420
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Card income is earned primarily by CCB and CIB.

JPMorgan Chase & Co./2024 Form 10-K	227

Notes to consolidated financial statements
Other income
This revenue category includes operating lease income, as well as losses associated with the Firm’s tax-oriented investments, predominantly alternative energy equity-method investments in CIB. The losses associated with these tax-oriented investments are more than offset by lower income tax expense from the associated tax credits.
The following table presents certain components of other income:

Year ended December 31, (in millions)	2024		2023	2022
Operating lease income	$2,795		$2,843	$3,654
Losses on tax-oriented investments	(97)		(1,538)	(1,491)
Gain on Visa shares	7,990	(b)	—	914	(c)
Estimated bargain purchase gain associated with the First Republic acquisition	103		2,775	—
Gain related to the acquisition of CIFM (a)	—		339	—
(a) Gain on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% of the entity.
(b)    Relates to the initial gain recognized on May 6, 2024 on the Visa C shares. Refer to Note 2 for additional information.
(c)    Relates to the sale of Visa B shares.
Refer to Note 18 for additional information on operating leases.
Proportional Amortization Method: Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, the amortization of certain of the Firm's alternative energy tax-oriented investments that was previously recognized in other income is now recognized in income tax expense, which aligns with the associated tax credits and other tax benefits. Refer to Notes 1, 14 and 25 for additional information.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included:

Year ended December 31, (in millions)	2024		2023		2022
Legal expense	$740		$1,436		$266
FDIC-related expense	1,893	(c)	4,203	(c)	860
Operating losses	1,417		1,228		1,101
Contribution of Visa shares(a)	1,000		—		—
First Republic-related expense(b)	777		1,060		—
(a) Represents the contribution of a portion of Visa C shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 2 for additional information.
(b) Reflects the expenses classified within other expense, including $488 million and $360 million of integration and restructuring costs associated with First Republic for the full years ended December 31, 2024 and 2023, respectively. Additionally, the second quarter of 2023 included payments to the FDIC for the First Republic individuals who were not employees of the Firm until July 2, 2023. Refer to Note 34 for additional information on the First Republic acquisition.
(c) The first quarter of 2024 included an increase of $725 million to the FDIC special assessment reflecting the FDIC's revised estimate of Deposit Insurance Fund losses. The fourth quarter of 2023 included the $2.9 billion FDIC special assessment.
Refer to Note 32 for additional information on noninterest revenue and expense by segment.

228	JPMorgan Chase & Co./2024 Form 10-K

Note 7 – Interest income and interest expense
Interest income and interest expense are recorded in the Consolidated statements of income and classified based on the nature of the underlying asset or liability.
Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for derivatives and certain financial instruments containing embedded derivatives; for those instruments, all changes in fair value including any interest elements, are primarily reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable. Interest income and interest expense also includes the effect of derivatives that qualify for hedge accounting where applicable.
Interest income on loans and securities include the amortization and accretion of purchase premiums and discounts, as well as net deferred fees and costs on loans. These amounts are deferred in loans and investment securities, respectively, and recognized on a level-yield basis.
Refer to Notes 5, 10, 11, 12, and 20 for further information on accounting for interest income and interest expense related to hedge accounting, investment securities, securities financing activities (i.e., securities purchased or sold under resale or repurchase agreements; securities borrowed; and securities loaned), loans and long-term debt, respectively.

The following table presents the components of interest income and interest expense:

Year ended December 31, (in millions)	2024		2023		2022
Interest income
Loans	$92,353	(d)	$83,384	(d)	$52,736
Taxable securities	21,947		17,390		10,372
Non-taxable securities(a)	1,197		1,336		975
Total investment securities	23,144	(d)	18,726	(d)	11,347
Trading assets - debt instruments	20,327		15,950		9,053
Federal funds sold and securities purchased under resale agreements	18,299		15,079		4,632
Securities borrowed	9,208		7,983		2,237
Deposits with banks	22,297		21,797		9,039
All other interest-earning assets(b)	8,305		7,669		3,763
Total interest income	$193,933		$170,588		$92,807
Interest expense
Interest bearing deposits	$49,559		$40,016		$10,082
Federal funds purchased and securities loaned or sold under repurchase agreements	19,149		13,259		3,721
Short-term borrowings	2,101		1,894		747
Trading liabilities - debt and all other interest-bearing liabilities(c)	10,238		9,396		3,246
Long-term debt	18,920		15,803		8,075
Beneficial interest issued by consolidated VIEs	1,383		953		226
Total interest expense	$101,350		$81,321		$26,097
Net interest income	$92,583		$89,267		$66,710
Provision for credit losses	10,678		9,320		6,389
Net interest income after provision for credit losses	$81,905		$79,947		$60,321
(a)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(b)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated balance sheets.
(c)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.
(d)Includes the accretion of the purchase discount on certain acquired loans and investment securities associated with First Republic. Refer to Note 34 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	229

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

As of or for the year ended December 31,
(in millions)	2024	2023
Projected benefit obligations	$(14,459)	$(14,740)
Fair value of plan assets	22,201	22,013
Net funded status	7,742	7,273
Accumulated other comprehensive income/(loss)	(1,649)	(1,517)
The weighted-average discount rate used to value the benefit obligations as of December 31, 2024 and 2023, was 5.49% and 5.16%, respectively.
Gains and losses
Gains or losses resulting from changes in the benefit obligation and the fair value of plan assets are recorded in OCI. Amortization of net gains or losses are recognized as part of the net periodic benefit cost over subsequent periods, if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Amortization is generally over the average expected remaining lifetime of plan participants, given the frozen status of most plans. For the year ended
December 31, 2024, the net loss was attributable to lower than expected returns on plan assets, partially offset by projected benefit obligation net gains primarily related to changes in the discount rate. For the year ended December 31, 2023, the net gain was attributable to market-driven increases in the fair value of plan assets, partially offset by changes in the discount rate and interest crediting rate.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans, and in other comprehensive income for the defined benefit pension and OPEB plans.

Year ended December 31, (in millions)	2024	2023	2022
Total net periodic defined benefit plan cost/(credit)(a)	$(462)	$(393)	$(192)	(b)
Total defined contribution plans	1,733	1,609	1,408
Total pension and OPEB cost included in noninterest expense	$1,271	$1,216	$1,216
Total recognized in other comprehensive (income)/loss	$131	$(421)	$1,459
(a)The service cost component of net periodic defined benefit cost is reported in compensation expense; all other components of net periodic defined benefit costs are reported in other expense in the Consolidated statements of income.
(b)Includes pension settlement losses of $92 million for the year ended December 31, 2022.

230	JPMorgan Chase & Co./2024 Form 10-K

The following table presents the weighted-average actuarial assumptions used to determine the net periodic benefit costs for the defined benefit pension and OPEB plans.

Year ended December 31,	2024	2023	2022
Discount rate	5.16%	5.14%	2.54%
Expected long-term rate of return on plan assets	6.15%	5.74%	3.68%
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
The discount rates used in determining the benefit obligations are generally provided by the Firm’s actuaries, with the Firm’s principal defined benefit pension plan using a rate that was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match the plan’s projected annual cash flows.

Investment strategy and asset allocation
The assets of the Firm’s defined benefit pension plans are held in various trusts and are invested in well-diversified portfolios of equity and fixed income securities, cash and cash equivalents, and alternative investments. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that could impact the portfolios, which are rebalanced when deemed necessary. As of December 31, 2024, the approved asset allocation ranges by asset class for the Firm’s principal defined benefit plan are 41-100% debt securities, 0-40% equity securities, 0-1% real estate, and 0-8% alternatives.
Assets held by the Firm’s defined benefit pension and OPEB plans do not include securities issued by JPMorganChase or its affiliates, except through indirect exposures through investments in exchange traded funds, mutual funds and collective investment funds managed by third-parties. The defined benefit pension and OPEB plans hold investments that are sponsored or managed by affiliates of JPMorganChase in the amount of $1.8 billion as of both December 31, 2024 and 2023.
Fair value measurement of the plans’ assets and liabilities
Refer to Note 2 for information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm.

Defined benefit pension and OPEB plans assets and liabilities measured at fair value

	2024				2023
December 31, (in millions)	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value
Assets measured at fair value classified in the fair value hierarchy	$6,910	$9,693	$3,956	$20,559	$6,521	$10,713	$3,124	$20,358
Assets measured at fair value using NAV as a practical expedient				2,101				2,097
Net defined benefit pension plan payables				(459)				(442)
Total fair value of plan assets				$22,201				$22,013
(a) Consists predominantly of equity securities, U.S. federal, state, and local and non-U.S. government debt securities, and cash equivalents.
(b) Consists of corporate debt securities, fund investments, mortgage-backed securities, and U.S. federal, state, and local and non-U.S. government debt securities.
(c) Consists predominantly of corporate-owned life insurance policies.

JPMorgan Chase & Co./2024 Form 10-K	231

Notes to consolidated financial statements

Changes in level 3 fair value measurements using significant unobservable inputs
Investments classified in level 3 of the fair value hierarchy increased in 2024 to $4.0 billion, due to $536 million of transfers in and $415 million in unrealized gains, partially offset by $123 million in settlements. The net increase in 2023 was due to $400 million in unrealized gains and $173 million of transfers in, partially offset by $59 million in settlements.
Estimated future benefit payments
The following table presents benefit payments expected to be paid for the defined benefit pension and OPEB plans for the years indicated.

Year ended December 31, (in millions)
2025	$1,186
2026	1,155
2027	1,134
2028	1,095
2029	1,093
Years 2030–2034	5,229

232	JPMorgan Chase & Co./2024 Form 10-K

Note 9 – Employee share-based incentives
Employee share-based awards
In 2024, 2023 and 2022, JPMorganChase granted long-term share-based awards to certain employees under its LTIP, as amended and restated effective May 18, 2021, and subsequently amended effective May 21, 2024. Under the terms of the LTIP, as of December 31, 2024, 81 million shares of common stock were available for issuance through May 2028. The LTIP is the only active plan under which the Firm is currently granting share-based incentive awards. In the following discussion, the LTIP constitutes the Firm’s share-based incentive plans.
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
Under the LTI Plans, stock appreciation rights (“SARs”) were granted with an exercise price equal to the fair value of JPMorganChase’s common stock on the grant date. SARs expire ten years after the grant date. There were no grants of SARs in 2024, 2023 or 2022.
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
The Firm’s policy for issuing shares upon settlement of employee share-based incentive awards is to issue either new shares of common stock or treasury shares. During 2024, 2023 and 2022, the Firm settled all of its employee share-based awards by issuing treasury shares.
Refer to Note 23 for further information on the classification of share-based awards for purposes of calculating earnings per share.

JPMorgan Chase & Co./2024 Form 10-K	233

Notes to consolidated financial statements
RSUs, PSUs and SARs activity
Generally, compensation expense for RSUs and PSUs is measured based on the number of units granted multiplied by the stock price at the grant date, and for SARs, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorganChase’s RSUs, PSUs and SARs activity for 2024.

	RSUs/PSUs		SARs
Year ended December 31, 2024	Number of units	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	52,243	$141.31	2,250	$152.19
Granted	20,020	166.74	—	—
Exercised or vested	(19,542)	143.02	—	—
Forfeited	(2,112)	147.41	—	—
Canceled	NA	NA	—	—
Outstanding, December 31	50,609	$150.41	2,250	$152.19	6.7	$198,113
Exercisable, December 31	NA	NA	—	—	—	—
The total fair value of RSUs and PSUs that vested during the years ended December 31, 2024, 2023 and 2022, was $3.5 billion, $2.5 billion and $3.2 billion, respectively. There were no SARs exercised in 2024. The total intrinsic value of SARs exercised during the years ended December 31, 2023 and 2022, was $24 million and $75 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2024	2023	2022
Cost of prior grants of RSUs, PSUs and SARs that are amortized over their applicable vesting periods	$1,622	$1,510	$1,253
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	1,882	1,607	1,541
Total noncash compensation expense related to employee share-based incentive plans	$3,504	$3,117	$2,794
At December 31, 2024, approximately $963 million (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.6 years. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.
Tax benefits
Income tax benefits (including tax benefits from dividends or dividend equivalents) related to share-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2024, 2023 and 2022, were $1.0 billion, $836 million and $901 million, respectively.

234	JPMorgan Chase & Co./2024 Form 10-K

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

JPMorgan Chase & Co./2024 Form 10-K	235

Notes to consolidated financial statements
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	2024				2023
December 31, (in millions)	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(d)(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$95,671	$251	$4,029	$91,893	$88,377	$870	$4,077	$85,170
Residential:
U.S.	4,242	16	50	4,208	2,086	10	68	2,028
Non-U.S.	600	3	—	603	1,608	4	1	1,611
Commercial	4,115	20	70	4,065	2,930	12	139	2,803
Total mortgage-backed securities	104,628	290	4,149	100,769	95,001	896	4,285	91,612
U.S. Treasury and government agencies	235,495	545	1,261	234,779	58,051	276	522	57,805
Obligations of U.S. states and municipalities	18,337	110	534	17,913	21,243	390	266	21,367
Non-U.S. government debt securities	36,655	94	504	36,245	21,387	254	359	21,282
Corporate debt securities	71	—	1	70	128	—	28	100
Asset-backed securities:
Collateralized loan obligations	14,887	59	3	14,943	6,769	11	28	6,752
Other	2,125	17	9	2,133	2,804	8	26	2,786
Unallocated portfolio layer fair value basis adjustments(a)	(1,153)	—	(1,153)	NA	73	(73)	—	NA
Total available-for-sale securities	411,045	1,115	5,308	406,852	205,456	1,762	5,514	201,704
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	97,177	6	13,531	83,652	105,614	39	11,643	94,010
U.S. Residential	8,605	4	904	7,705	9,709	4	970	8,743
Commercial	8,817	24	389	8,452	10,534	13	581	9,966
Total mortgage-backed securities	114,599	34	14,824	99,809	125,857	56	13,194	112,719
U.S. Treasury and government agencies	108,632	—	11,212	97,420	173,666	—	13,074	160,592
Obligations of U.S. states and municipalities	9,310	32	631	8,711	9,945	74	591	9,428
Asset-backed securities:
Collateralized loan obligations	40,573	84	14	40,643	58,565	47	352	58,260
Other	1,354	2	39	1,317	1,815	1	61	1,755
Total held-to-maturity securities(c)	274,468	152	26,720	247,900	369,848	178	27,272	342,754
Total investment securities, net of allowance for credit losses	$685,513	$1,267	$32,028	$654,752	$575,304	$1,940	$32,786	$544,458
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 1 and Note 5 for additional information.
(b)The Firm purchased $4.7 billion, $4.1 billion and $33.7 billion of HTM securities for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance which permitted a transfer of HTM securities to AFS upon adoption. The Firm transferred obligations of U.S. states and municipalities with a carrying value of $7.1 billion resulting in the recognition of $38 million net pre-tax unrealized losses in AOCI. This transfer was a non-cash transaction. Refer to Note 24 for additional information.
(d)The amortized cost of investment securities is reported net of allowance for credit losses of $152 million, $128 million and $96 million at December 31, 2024, 2023 and 2022, respectively.
(e)Excludes $3.7 billion and $2.8 billion of accrued interest receivable at December 31, 2024 and 2023, respectively, included in accrued interest and accounts receivable on the Consolidated balance sheets. The Firm generally does not recognize an allowance for credit losses on accrued interest receivable, consistent with its policy to write them off no later than 90 days past due by reversing interest income. The Firm did not reverse through interest income any accrued interest receivable for the years ended December 31, 2024 and 2023.

236	JPMorgan Chase & Co./2024 Form 10-K

At December 31, 2024, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and
Moody’s, however the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, reviewed on a regular and ongoing basis by Credit Risk Management and adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at December 31, 2024 and 2023. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $5.3 billion and $4.6 billion, at December 31, 2024 and 2023, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
Year ended December 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,505	$6	$925	$44	$2,430	$50
Non-U.S.	—	—	30	—	30	—
Commercial	763	8	1,184	62	1,947	70
Total mortgage-backed securities	2,268	14	2,139	106	4,407	120
Obligations of U.S. states and municipalities	10,037	233	2,412	301	12,449	534
Non-U.S. government debt securities	14,234	234	4,184	270	18,418	504
Corporate debt securities	9	—	30	1	39	1
Asset-backed securities:
Collateralized loan obligations	2	—	375	3	377	3
Other	214	1	200	8	414	9
Total available-for-sale securities with gross unrealized losses	$26,764	$482	$9,340	$689	$36,104	$1,171

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
Year ended December 31, 2023 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$81	$—	$1,160	$68	$1,241	$68
Non-U.S.	—	—	722	1	722	1
Commercial	228	3	1,775	136	2,003	139
Total mortgage-backed securities	309	3	3,657	205	3,966	208
Obligations of U.S. states and municipalities	2,134	20	2,278	246	4,412	266
Non-U.S. government debt securities	7,145	23	4,987	336	12,132	359
Corporate debt securities	9	—	79	28	88	28
Asset-backed securities:
Collateralized loan obligations	932	2	3,744	26	4,676	28
Other	208	1	1,288	25	1,496	26
Total available-for-sale securities with gross unrealized losses	$10,737	$49	$16,033	$866	$26,770	$915

JPMorgan Chase & Co./2024 Form 10-K	237

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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both December 31, 2024 and 2023, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $152 million, $128 million and $96 million as of December 31, 2024, 2023 and 2022, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the year ended December 31, 2023.
Selected impacts of investment securities on the Consolidated statements of income

Year ended December 31, (in millions)	2024	2023	2022
Realized gains	$593	$622	$198
Realized losses	(1,614)	(3,802)	(2,578)
Investment securities losses	$(1,021)	$(3,180)	$(2,380)
Provision for credit losses	$24	$38	$54

238	JPMorgan Chase & Co./2024 Form 10-K

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2024, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2024 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$132	$9,410	$4,059	$91,027	$104,628
Fair value	130	9,345	4,041	87,253	100,769
Average yield(a)	3.32%	4.58%	5.25%	4.75%	4.75%
U.S. Treasury and government agencies
Amortized cost	$20,685	$169,162	$38,667	$6,981	$235,495
Fair value	20,730	169,145	38,619	6,285	234,779
Average yield(a)	4.50%	4.57%	4.96%	5.53%	4.65%
Obligations of U.S. states and municipalities
Amortized cost	$4	$16	$92	$18,225	$18,337
Fair value	4	16	90	17,803	17,913
Average yield(a)	1.59%	3.95%	4.46%	5.32%	5.32%
Non-U.S. government debt securities
Amortized cost	$13,331	$11,769	$7,609	$3,946	$36,655
Fair value	13,327	11,701	7,403	3,814	36,245
Average yield(a)	4.24%	4.32%	2.82%	4.15%	3.96%
Corporate debt securities
Amortized cost	$106	$9	$5	$—	$120
Fair value	57	9	4	—	70
Average yield(a)	14.09%	4.06%	4.19%	—%	12.92%
Asset-backed securities
Amortized cost	$—	$368	$1,609	$15,035	$17,012
Fair value	—	370	1,619	15,087	17,076
Average yield(a)	—%	6.14%	6.04%	5.96%	5.97%
Total available-for-sale securities
Amortized cost(b)	$34,258	$190,734	$52,041	$135,214	$412,247
Fair value	34,248	190,586	51,776	130,242	406,852
Average yield(a)	4.42%	4.56%	4.70%	4.98%	4.70%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$104	$7,994	$6,077	$100,495	$114,670
Fair value	101	7,453	5,352	86,903	99,809
Average yield(a)	0.97%	2.63%	2.67%	2.95%	2.92%
U.S. Treasury and government agencies
Amortized cost	$20,083	$40,497	$48,052	$—	$108,632
Fair value	19,500	37,715	40,205	—	97,420
Average yield(a)	0.43%	1.23%	1.25%	—%	1.09%
Obligations of U.S. states and municipalities
Amortized cost	$—	$9	$307	$9,026	$9,342
Fair value	—	9	276	8,426	8,711
Average yield(a)	—%	4.76%	3.25%	3.97%	3.95%
Asset-backed securities
Amortized cost	$—	$134	$22,433	$19,360	$41,927
Fair value	—	134	22,466	19,360	41,960
Average yield(a)	—%	5.94%	5.57%	5.73%	5.65%
Total held-to-maturity securities
Amortized cost(b)	$20,187	$48,634	$76,869	$128,881	$274,571
Fair value	19,601	45,311	68,299	114,689	247,900
Average yield(a)	0.43%	1.47%	2.63%	3.44%	2.64%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $49 million and the portfolio layer fair value hedge basis adjustments of $(1.2) billion at December 31, 2024. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $103 million at December 31, 2024.
(c)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately eight years for agency residential MBS, six years for agency residential collateralized mortgage obligations, and five years for nonagency residential collateralized mortgage obligations.

JPMorgan Chase & Co./2024 Form 10-K	239

Notes to consolidated financial statements
Note 11 – Securities financing activities
JPMorganChase enters into resale, repurchase, securities borrowed and securities loaned agreements (collectively, “securities financing agreements”) primarily to finance the Firm’s inventory positions, acquire securities to cover short sales, accommodate customers’ financing needs, settle other securities obligations and to deploy the Firm’s excess cash.
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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of December 31, 2024 and 2023.
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

240	JPMorgan Chase & Co./2024 Form 10-K

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of December 31, 2024 and 2023. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	December 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$607,154	$(312,183)	$294,971	$(282,220)	$12,751
Securities borrowed	267,917	(48,371)	219,546	(170,702)	48,844
Liabilities
Securities sold under repurchase agreements	$603,683	$(312,183)	$291,500	$(249,763)	$41,737
Securities loaned and other(a)	58,989	(48,371)	10,618	(10,557)	61

	December 31, 2023
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$523,308	$(247,181)	$276,127	$(267,582)	$8,545
Securities borrowed	244,046	(43,610)	200,436	(144,543)	55,893
Liabilities
Securities sold under repurchase agreements	$459,985	$(247,181)	$212,804	$(182,011)	$30,793
Securities loaned and other(a)	52,142	(43,610)	8,532	(8,501)	31
(a)Includes securities-for-securities lending agreements of $5.9 billion and $5.6 billion at December 31, 2024 and 2023, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At December 31, 2024 and 2023, included $8.7 billion and $7.1 billion, respectively, of securities purchased under resale agreements; $42.9 billion and $50.7 billion, respectively, of securities borrowed; $40.9 billion and $30.0 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

JPMorgan Chase & Co./2024 Form 10-K	241

Notes to consolidated financial statements
The tables below present as of December 31, 2024 and 2023 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	2024		2023
December 31, (in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities:
U.S. GSEs and government agencies	$82,645	$—	$71,064	$—
Residential - nonagency	2,610	—	2,292	—
Commercial - nonagency	2,344	—	2,669	—
U.S. Treasury, GSEs and government agencies	300,022	759	216,467	1,034
Obligations of U.S. states and municipalities	1,872	—	2,323	—
Non-U.S. government debt	117,614	1,852	97,400	1,455
Corporate debt securities	44,495	4,033	39,247	2,025
Asset-backed securities	4,619	—	2,703	—
Equity securities	47,462	52,345	25,820	47,628
Total	$603,683	$58,989	$459,985	$52,142

	Remaining contractual maturity of the agreements
December 31, 2024 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$308,392	$171,346	$19,932	$104,013	$603,683
Total securities loaned and other	54,066	1,463	1	3,459	58,989

	Remaining contractual maturity of the agreements
December 31, 2023 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$259,048	$102,941	$20,960	$77,036	$459,985
Total securities loaned and other	49,610	1,544	—	988	52,142
Transfers not qualifying for sale accounting
At December 31, 2024 and 2023, the Firm held $805 million and $505 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

242	JPMorgan Chase & Co./2024 Form 10-K

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
Allowance for loan losses
The allowance for loan losses represents the estimated expected credit losses in the held-for-investment loan portfolio at the balance sheet date and is recognized on the balance sheet as a contra asset, which brings the amortized cost to the net carrying value. Changes in the allowance for loan losses resulting from lending-related activity, macroeconomic variables, changes in credit and other inputs are recorded in the provision for credit losses on the Firm’s Consolidated statements of income. Refer to Note 13 for further information on the Firm’s accounting policies for the allowance for loan losses.
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

JPMorgan Chase & Co./2024 Form 10-K	243

Notes to consolidated financial statements
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

244	JPMorgan Chase & Co./2024 Form 10-K

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
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss mitigation activities. Through the modification, JPMorganChase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss and avoid foreclosure or repossession of the collateral, and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, other-than-insignificant payment delays or principal forgiveness.
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
The allowance for credit losses associated with FDMs is measured using the Firm’s established allowance methodology, which considers the expected default rates for the modified loans. Refer to Note 13 for further discussion.

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

JPMorgan Chase & Co./2024 Form 10-K	245

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
(e)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2024	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$376,334	$232,860	$690,396	$1,299,590
Held-for-sale	945	—	6,103	7,048
At fair value	15,531	—	25,819	41,350
Total	$392,810	$232,860	$722,318	$1,347,988

December 31, 2023	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$397,275	$211,123	$672,472	$1,280,870
Held-for-sale	487	—	3,498	3,985
At fair value	12,331	—	26,520	38,851
Total	$410,093	$211,123	$702,490	$1,323,706
(a)Excludes $6.6 billion and $6.8 billion of accrued interest receivable at December 31, 2024 and 2023, respectively. The Firm wrote off accrued interest receivable of $84 million and $49 million for the years ended December 31, 2024 and 2023, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of December 31, 2024 and 2023. For the discount associated with First Republic loans, refer to Note 34 on pages 319–321.
The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of these tables.

	2024
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$647	(b)(c)	$—	$1,432	$2,079
Sales	10,440		—	45,147	55,587
Retained loans reclassified to held-for-sale(a)	1,656		—	749	2,405

	2023
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$92,205	(b)(c)(d)	$—	$60,300	(d)	$152,505
Sales	2,202		—	43,949		46,151
Retained loans reclassified to held-for-sale(a)	274		—	1,486		1,760

246	JPMorgan Chase & Co./2024 Form 10-K

	2022
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,625	(b)(c)	$—	$1,088	$2,713
Sales	2,884		—	41,934	44,818
Retained loans reclassified to held-for-sale(a)	229		—	1,055	1,284
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the years ended December 31, 2024, 2023 and 2022. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $902 million, $5.1 billion and $12.4 billion for the years ended December 31, 2024, 2023 and 2022, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
(d)Includes loans acquired in the First Republic acquisition consisting of $91.9 billion in Consumer, excluding credit card and $59.2 billion in Wholesale. Refer to Note 34 for additional information.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue were $154 million for the year ended December 31, 2024, of which $113 million were related to loans. Net gains/(losses) on sales of loans and lending-related commitments were $56 million for the year ended December 31, 2023, of which $62 million were related to loans. Net gains/(losses) on sales of loans and lending-related commitments were $(186) million for the year ended December 31, 2022, of which $(48) million were related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

JPMorgan Chase & Co./2024 Form 10-K	247

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
The following table provides information about retained consumer loans, excluding credit card, by class.

December 31, (in millions)	2024	2023
Residential real estate	$309,513	$326,409
Auto and other	66,821	70,866
Total retained loans	$376,334	$397,275
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

248	JPMorgan Chase & Co./2024 Form 10-K

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	December 31, 2024
	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$12,301	$17,280	$61,337	$79,760	$52,289	$70,270	$6,974	$7,088	$307,299
30–149 days past due	13	54	139	110	59	747	53	204	1,379
150 or more days past due	—	11	71	68	49	501	8	127	835
Total retained loans	$12,314	$17,345	$61,547	$79,938	$52,397	$71,518	$7,035	$7,419	$309,513
% of 30+ days past due to total retained loans(b)	0.11%	0.37%	0.34%	0.22%	0.21%	1.72%	0.87%	4.46%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$176	$21	$7	$206

(in millions, except ratios)	December 31, 2023
	Term loans by origination year(c)						Revolving loans		Total
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$23,216	$64,366	$84,496	$55,546	$21,530	$59,563	$7,479	$8,151	$324,347
30–149 days past due	33	74	89	70	41	801	49	223	1,380
150 or more days past due	1	10	17	8	21	456	5	164	682
Total retained loans	$23,250	$64,450	$84,602	$55,624	$21,592	$60,820	$7,533	$8,538	$326,409
% of 30+ days past due to total retained loans(b)	0.15%	0.13%	0.13%	0.14%	0.29%	2.04%	0.72%	4.53%	0.63%
Gross charge-offs	$—	$—	$—	$—	$4	$167	$26	$7	$204
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at December 31, 2024 and 2023.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at December 31, 2024 and 2023. These amounts have been excluded based upon the government guarantee.
(c)Purchased loans are included in the year in which they were originated.

Approximately 38% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for credit losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

JPMorgan Chase & Co./2024 Form 10-K	249

Notes to consolidated financial statements
Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	December 31, 2024	December 31, 2023
Nonaccrual loans(a)(b)(c)(d)	$2,984	$3,466

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$72	$72
Less than 660	3	—
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	161	223
Less than 660	5	4
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,962	6,491
Less than 660	73	102
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	294,797	309,251
Less than 660	8,534	9,277
No FICO/LTV available(h)	906	989
Total retained loans	$309,513	$326,409

Weighted-average LTV ratio(e)(i)	47%	49%
Weighted-average FICO(f)(i)	774	770

Geographic region(h)(j)
California	$120,944	$127,072
New York	46,854	48,815
Florida	21,820	22,778
Texas	14,531	15,506
Massachusetts	13,511	14,213
Colorado	10,465	10,800
Illinois	9,835	10,856
Washington	9,372	9,923
New Jersey	7,554	8,050
Connecticut	6,854	7,163
All other	47,773	51,233
Total retained loans	$309,513	$326,409
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At December 31, 2024, approximately 8% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at December 31, 2024 and 2023.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $160 million and $180 million for the years ended December 31, 2024 and 2023, respectively.
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
(h)Included U.S. government-guaranteed loans as of December 31, 2024 and 2023.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2024.

250	JPMorgan Chase & Co./2024 Form 10-K

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
In addition, the Firm offers trial modifications of residential real estate loans, which generally include a three-month trial payment period during which the borrower makes monthly payments under the proposed modified loan terms. Loans in a trial payment period continue to age and accrue interest in accordance with the original contractual terms. At the completion of a trial period, the loan modification is considered permanent.
Financial effects of FDMs
For the year ended December 31, 2024, retained residential real estate FDMs were $206 million. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 15 years, and reducing the weighted-average contractual interest rate from 7.53% to 5.44% for the year ended December 31, 2024.
For the year ended December 31, 2023, retained residential real estate FDMs were $136 million. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 20 years, and reducing the weighted-average contractual interest rate from 7.21% to 4.44% for the year ended December 31, 2023.
As of December 31, 2024 and 2023, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
For the years ended December 31, 2024 and 2023, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the years ended December 31, 2024 and 2023.

Year ended December 31, (in millions)	Amortized cost basis
	2024	2023
Current	$139	$107
30-149 days past due	47	13
150 or more days past due	20	16
Total	$206	$136
Defaults of FDMs
Retained residential real estate FDMs that defaulted during the year ended December 31, 2024 and that were reported as FDMs in the twelve months prior to the default were $93 million. Retained residential real estate FDMs that defaulted during the year ended December 31, 2023 and that were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 for further information.

JPMorgan Chase & Co./2024 Form 10-K	251

Notes to consolidated financial statements
Nature and extent of TDRs
For periods ending prior to January 1, 2023, modifications of residential real estate loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that were not considered concessions were not TDRs. For the year ended December 31, 2022, new TDRs were $362 million, and there were no additional commitments to lend to borrowers whose residential real estate loans were modified in TDRs.
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

Year ended December 31,	2022
Number of loans approved for a trial modification	3,902
Number of loans permanently modified	4,182
Concession granted:(a)
Interest rate reduction	54%
Term or payment extension	67
Principal and/or interest deferred	10
Principal forgiveness	1
Other(b)	37
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

Financial effects of TDRs and defaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans and about defaults of certain loans modified in TDRs for the period presented. The following table presents only the financial effects of permanent modifications and does not include temporary concessions offered through trial modifications. This table also excludes loans with short-term or other insignificant modifications that were not considered concessions.

Year ended December 31, (in millions, except weighted - average data)	2022
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.75%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.35
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38
Charge-offs recognized upon permanent modification	$1
Principal deferred	16
Principal forgiven	2
Balance of loans that defaulted within one year of permanent modification(a)	$147
(a)Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted.
Active and suspended foreclosure
At December 31, 2024 and 2023, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $576 million and $566 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

252	JPMorgan Chase & Co./2024 Form 10-K

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

	December 31, 2024
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,165	$15,953	$9,201	$7,014	$2,895	$624	$3,714	$148	$65,714
30–119 days past due	190	283	259	179	53	23	40	34	1,061
120 or more days past due	1	1	—	5	6	—	3	30	46
Total retained loans	$26,356	$16,237	$9,460	$7,198	$2,954	$647	$3,757	$212	$66,821
% of 30+ days past due to total retained loans	0.72%	1.75%	2.74	2.50%	1.76%	3.55%	1.14%	30.19%	1.64%
Gross charge-offs	$269	$348	$224	$126	$37	$82	$1	$6	$1,093

	December 31, 2023
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$30,328	$14,797	$12,825	$6,538	$1,777	$511	$2,984	$102	$69,862
30–119 days past due	276	279	231	78	43	17	19	24	967
120 or more days past due	1	1	7	8	—	—	3	17	37
Total retained loans	$30,605	$15,077	$13,063	$6,624	$1,820	$528	$3,006	$143	$70,866
% of 30+ days past due to total retained loans	0.91%	1.86%	1.75%	1.15%	2.36%	3.22%	0.73%	28.67%	1.39%
Gross charge-offs	$333	$297	$161	$53	$35	$64	$—	$4	$947

JPMorgan Chase & Co./2024 Form 10-K	253

Notes to consolidated financial statements
Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	Total Auto and other
	December 31, 2024	December 31, 2023
Nonaccrual loans(a)(b)	$249	$177

Geographic region(c)
California	$10,321	$10,959
Texas	7,772	8,502
Florida	5,428	5,684
New York	4,905	4,938
Illinois	2,890	3,147
New Jersey	2,468	2,609
Pennsylvania	2,012	1,900
Georgia	1,716	1,912
Arizona	1,643	1,779
North Carolina	1,597	1,714
All other	26,069	27,722
Total retained loans	$66,821	$70,866
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the years ended December 31, 2024 and 2023.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at December 31, 2024.
Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the years ended December 31, 2024 and 2023, retained auto and other FDMs were not material.
As of December 31, 2024 and 2023, there were no additional commitments to lend to borrowers modified as FDMs.
For periods ending prior to January 1, 2023, modifications of auto and other loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that were not considered concessions were not TDRs. For the year ended December 31, 2022, auto and other TDRs were not material.

254	JPMorgan Chase & Co./2024 Form 10-K

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
The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	December 31, 2024
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,532	$1,284	$227,816
30–89 days past due and still accruing	2,291	109	2,400
90 or more days past due and still accruing	2,591	53	2,644
Total retained loans	$231,414	$1,446	$232,860
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.11%	11.20%	2.17%
% of 90+ days past due to total retained loans	1.12	3.67	1.14
Gross charge-offs	$7,951	$247	$8,198

(in millions, except ratios)	December 31, 2023
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$205,731	$882	$206,613
30–89 days past due and still accruing	2,217	84	2,301
90 or more days past due and still accruing	2,169	40	2,209
Total retained loans	$210,117	$1,006	$211,123
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.09%	12.33%	2.14%
% of 90+ days past due to total retained loans	1.03	3.98	1.05
Gross charge-offs	$5,325	$166	$5,491

JPMorgan Chase & Co./2024 Form 10-K	255

Notes to consolidated financial statements
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	December 31, 2024	December 31, 2023
Geographic region(a)
California	$36,385	$32,652
Texas	24,423	22,086
New York	18,525	16,915
Florida	17,236	15,103
Illinois	12,442	11,364
New Jersey	9,644	8,688
Ohio	6,976	6,424
Colorado	6,962	6,307
Pennsylvania	6,558	6,088
Arizona	5,796	5,209
All other	87,913	80,287
Total retained loans	$232,860	$211,123
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.5%	85.8%
Less than 660	14.3	14.0
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2024.

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
Financial effects of FDMs
The following table provides information on retained credit card FDMs.

Year ended December 31, (in millions)	Loan modifications
	2024	2023
Term extension and interest rate reduction(a)(b)
Amortized cost basis	$926	$648
% of total modifications to total retained credit card loans	0.40%	0.31%
Financial effect of loan modifications	Term extension with a reduction in the weighted average contractual interest rate from 23.64% to 3.20%	Term extension with a reduction in the weighted average contractual interest rate from 23.19% to 3.64%
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer’s credit card account on a fixed payment plan.
(b)The interest rates represent weighted average at the time of modification.

256	JPMorgan Chase & Co./2024 Form 10-K

Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the years ended December 31, 2024 and 2023.

	Amortized cost basis
Year ended December 31, (in millions)	2024	2023
Current and less than 30 days past due and still accruing	$811	$558
30-89 days past due and still accruing	74	59
90 or more days past due and still accruing	41	31
Total	$926	$648
Defaults of FDMs
Retained credit card FDMs that defaulted during the year ended December 31, 2024 and that were reported as FDMs in the twelve months prior to the default were not material. Retained credit card FDMs that defaulted during the year ended December 31, 2023 and that were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance were not material. Refer to Note 1 for further information.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm’s standard charge-off policy.

Financial effects of TDRs and defaults
For periods ending prior to January 1, 2023, modifications of credit card loans where the Firm granted concessions to borrowers who were experiencing financial difficulty were generally accounted for and reported as TDRs. The Firm granted concessions for most of the credit card loans under long-term programs. These concessions involved placing the customer’s credit card account on a fixed payment plan, generally for 60 months, and typically included reducing the interest rate on the credit card account. Substantially all modifications under the Firm’s long-term programs were considered to be TDRs. Loans with short-term or other insignificant modifications that were not considered concessions were not reported as TDRs.
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and defaults for the periods presented. For the period disclosed, new enrollments were less than 1% of total retained credit card loans.

Year ended December 31, (in millions, except weighted-average data)	2022
Balance of new TDRs(a)	$418
Weighted-average interest rate of loans – before TDR	19.86%
Weighted-average interest rate of loans – after TDR	4.13
Balance of loans that defaulted within one year of modification(b)	$34
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

JPMorgan Chase & Co./2024 Form 10-K	257

Notes to consolidated financial statements
Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to small businesses and high-net-worth individuals.
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

258	JPMorgan Chase & Co./2024 Form 10-K

Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs for the year ended December 31, 2024.

December 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
	2024	2023	2024	2023	2024	2023	2024	2023
Loans by risk ratings
Investment-grade	$114,280	$120,405	$70,862	$72,624	$286,528	$265,809	$471,670	$458,838
Noninvestment-grade:
Noncriticized	37,422	34,241	83,191	80,637	72,743	75,178	193,356	190,056
Criticized performing	9,291	7,291	10,977	12,684	1,160	1,257	21,428	21,232
Criticized nonaccrual	1,439	401	1,760	1,221	743	724	3,942	2,346
Total noninvestment-grade	48,152	41,933	95,928	94,542	74,646	77,159	218,726	213,634
Total retained loans	$162,432	$162,338	$166,790	$167,166	$361,174	$342,968	$690,396	$672,472
% of investment-grade to total retained loans	70.36%	74.17%	42.49%	43.44%	79.33%	77.50%	68.32%	68.23%
% of total criticized to total retained loans	6.61	4.74	7.64	8.32	0.53	0.58	3.67	3.51
% of criticized nonaccrual to total retained loans	0.89	0.25	1.06	0.73	0.21	0.21	0.57	0.35
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of December 31, 2024, predominantly consisted of $114.8 billion to individuals and individual entities, $94.0 billion to financial institutions, and $92.5 billion to SPEs. Refer to Note 14 for more information on SPEs.

	Secured by real estate
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,002	$9,834	$25,284	$22,796	$15,548	$29,488	$1,328	$—	$114,280
Noninvestment-grade	4,238	5,366	14,717	8,567	3,462	10,392	1,317	93	48,152
Total retained loans	$14,240	$15,200	$40,001	$31,363	$19,010	$39,880	$2,645	$93	$162,432
Gross charge-offs	$72	$18	$43	$2	$109	$80	$—	$—	$324

	Secured by real estate
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,687	$28,874	$25,784	$16,820	$15,677	$21,108	$1,455	$—	$120,405
Noninvestment-grade	4,477	12,579	7,839	3,840	3,987	7,918	1,291	2	41,933
Total retained loans	$15,164	$41,453	$33,623	$20,660	$19,664	$29,026	$2,746	$2	$162,338
Gross charge-offs	$20	$48	$22	$—	$23	$78	$—	$1	$192

JPMorgan Chase & Co./2024 Form 10-K	259

Notes to consolidated financial statements

	Commercial and industrial
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,564	$6,285	$6,588	$3,119	$1,067	$1,139	$41,099	$1	$70,862
Noninvestment-grade	21,251	11,350	10,942	5,322	783	975	45,181	124	95,928
Total retained loans	$32,815	$17,635	$17,530	$8,441	$1,850	$2,114	$86,280	$125	$166,790
Gross charge-offs	$25	$22	$128	$24	$1	$50	$270	$5	$525

	Commercial and industrial
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$14,875	$10,642	$4,276	$2,291	$1,030	$1,115	$38,394	$1	$72,624
Noninvestment-grade	18,890	16,444	9,299	1,989	1,144	1,006	45,696	74	94,542
Total retained loans	$33,765	$27,086	$13,575	$4,280	$2,174	$2,121	$84,090	$75	$167,166
Gross charge-offs	$25	$8	$110	$55	$2	$12	$259	$8	$479

	Other(a)
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$30,484	$17,039	$13,272	$6,288	$8,632	$7,382	$201,949	$1,482	$286,528
Noninvestment-grade	11,784	7,248	5,918	3,296	1,366	1,886	42,954	194	74,646
Total retained loans	$42,268	$24,287	$19,190	$9,584	$9,998	$9,268	$244,903	$1,676	$361,174
Gross charge-offs	$—	$38	$3	$36	$40	$50	$6	$—	$173

	Other(a)
(in millions)	December 31, 2023
	Term loans by origination year						Revolving loans
	2023	2022	2021	2020	2019	Prior to 2019	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$38,338	$18,034	$10,033	$10,099	$3,721	$6,662	$176,728	$2,194	$265,809
Noninvestment-grade	14,054	8,092	6,169	2,172	811	2,001	43,801	59	77,159
Total retained loans	$52,392	$26,126	$16,202	$12,271	$4,532	$8,663	$220,529	$2,253	$342,968
Gross charge-offs	$5	$298	$8	$8	$—	$8	$13	$—	$340
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 for more information on SPEs.

260	JPMorgan Chase & Co./2024 Form 10-K

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination. Multifamily lending includes financing for acquisition, leasing and construction of apartment buildings. Other commercial lending largely includes financing for acquisition, leasing and construction, largely for office, retail and industrial real estate. Included in secured by real estate loans were $12.2 billion and $10.2 billion as of December 31, 2024 and 2023, respectively, of construction and development loans made to finance land development and on-site construction of commercial, industrial, residential, or farm buildings.

December 31, (in millions, except ratios)	Multifamily		Other Commercial		Total retained loans secured by real estate
	2024	2023	2024	2023	2024	2023
Retained loans secured by real estate	$101,114	$100,725	$61,318	$61,613	$162,432	$162,338
Criticized	4,700	3,596	6,030	4,096	10,730	7,692
% of criticized to total retained loans secured by real estate	4.65%	3.57%	9.83%	6.65%	6.61%	4.74%
Criticized nonaccrual	$337	$76	$1,102	$325	$1,439	$401
% of criticized nonaccrual loans to total retained loans secured by real estate	0.33%	0.08%	1.80%	0.53%	0.89%	0.25%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2024	2023	2024	2023	2024	2023	2024	2023
Loans by geographic distribution(a)
Total U.S.	$159,209	$159,499	$127,626	$127,638	$278,077	$262,499	$564,912	$549,636
Total non-U.S.	3,223	2,839	39,164	39,528	83,097	80,469	125,484	122,836
Total retained loans	$162,432	$162,338	$166,790	$167,166	$361,174	$342,968	$690,396	$672,472
Loan delinquency
Current and less than 30 days past due and still accruing	$159,949	$161,314	$164,104	$164,899	$359,191	$341,128	$683,244	$667,341
30–89 days past due and still accruing	918	473	868	884	1,152	1,090	2,938	2,447
90 or more days past due and still accruing(b)	126	150	58	162	88	26	272	338
Criticized nonaccrual	1,439	401	1,760	1,221	743	724	3,942	2,346
Total retained loans	$162,432	$162,338	$166,790	$167,166	$361,174	$342,968	$690,396	$672,472
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2024	2023	2024	2023	2024	2023	2024	2023
Nonaccrual loans
With an allowance	$366	$129	$1,362	$776	$555	$492	$2,283	$1,397
Without an allowance(a)	1,073	272	398	445	188	232	1,659	949
Total nonaccrual loans(b)	$1,439	$401	$1,760	$1,221	$743	$724	$3,942	$2,346
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was $51 million and $19 million for the years ended December 31, 2024 and 2023, respectively.

JPMorgan Chase & Co./2024 Form 10-K	261

Notes to consolidated financial statements
Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs.

(in millions, except ratios)	Secured by real estate
	Year ended December 31, 2024
	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$271	0.17%	Extended loans by a weighted-average of 21 months
Other-than-insignificant payment deferral	37	0.02	Provided payment deferrals with delayed amounts re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	46	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Total	$354

	Secured by real estate
	Year ended December 31, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$149	0.09%	Extended loans by a weighted-average of 14 months
Other-than-insignificant payment deferral	3	—	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining life of the loan
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	5	—	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest by 184 bps
Other(a)	3	—	NM
Total	$160
(a) Includes a loan with multiple modifications.

262	JPMorgan Chase & Co./2024 Form 10-K

(in millions, except ratios)	Commercial and industrial
	Year ended December 31, 2024
	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$1,180	0.71%	Extended loans by a weighted-average of 20 months
Other-than-insignificant payment deferral	464	0.28	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	175	0.10	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 18 months
Interest rate reduction and term extension	51	0.03	Reduced weighted-average contractual interest by 434 bps and extended loans by a weighted-average of 36 months
Other(a)	30	0.02	NM
Total	$1,900
(a) Includes loans with single and multiple modifications.

	Commercial and industrial
	Year ended December 31, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$916	0.55%	Extended loans by a weighted-average of 17 months
Other-than-insignificant payment deferral	402	0.24	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	35	0.02	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining life of the loan and extended loans by a weighted-average of 7 months
Interest rate reduction and term extension	1	—	Reduced weighted average contractual interest rate over the life of the loan as a result of converting from variable to fixed rate and extended loans by a weighted-average of 16 months
Other(a)	9	—	NM
Total	$1,363
(a) Include loans with multiple modifications.

JPMorgan Chase & Co./2024 Form 10-K	263

Notes to consolidated financial statements

(in millions, except ratios)	Other
	Year ended December 31, 2024
	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification
Single modifications
Term extension	$268	0.07%	Extended loans by a weighted-average of 28 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	2	—	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 6 months
Other(a)	5	—	NM
Total	$275
(a) Includes loans with a single modification.

	Other
	Year ended December 31, 2023
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$355	0.10%	Extended loans by a weighted-average of 23 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	245	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 137 months
Other(a)	$9	—	NM
Total	$609
(a) Includes a loan with a single modification.

264	JPMorgan Chase & Co./2024 Form 10-K

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the year ended December 31, 2024 and 2023.

	Amortized cost basis
	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
(in millions)	Year ended December 31, 2024			Year ended December 31, 2023
Current and less than 30 days past due and still accruing	$264	$1,215	$240	$118	$947	$400
30-89 days past due and still accruing	3	13	9	2	42	—
Criticized nonaccrual	87	672	26	40	374	209
Total	$354	$1,900	$275	$160	$1,363	$609
Defaults of FDMs
The following table provides information on retained wholesale FDMs that defaulted during the year ended December 31, 2024 that were reported as FDMs in the twelve months prior to the default, and FDMs that defaulted during the year ended December 31, 2023 that were reported as FDMs on or after January 1, 2023, the date that the Firm adopted the changes to the TDR accounting guidance.

	Amortized cost basis
	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
(in millions)	Year ended December 31, 2024			Year ended December 31, 2023
Term extension	$3	$92	$22	$1	$49	$31
Other-than-insignificant payment deferral	—	118	—	2	—	—
Interest rate reduction and term extension	—	—	—	3	1	—
Total(a)	$3	$210	$22	$6	$50	$31
(a)Represents FDMs that were 30 days or more past due.
As of December 31, 2024 and 2023, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $1.8 billion at each period in Commercial and industrial, and $69 million and $4 million, respectively, in Other loan class. Additional commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at each period.
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
For the year ended December 31, 2022, new TDRs were $801 million. New TDRs for the year ended December 31, 2022 reflected extended maturity dates and covenant waivers primarily in the Commercial and Industrial loan class. For the year ended December 31, 2022, the impact of these modifications resulting in new TDRs was not material to the Firm.
As a result of the elimination of the requirement to assess whether a modification is reasonably expected or involves a concession, the population of loans considered FDMs is greater than the population previously considered TDRs.

JPMorgan Chase & Co./2024 Form 10-K	265

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

266	JPMorgan Chase & Co./2024 Form 10-K

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

JPMorgan Chase & Co./2024 Form 10-K	267

Notes to consolidated financial statements
Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 for further information on the allowance for credit losses on investment securities.

(Table continued on next page)
	2024
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,856	$12,450	$8,114	$22,420
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA
Gross charge-offs	1,299	8,198	1,022	10,519
Gross recoveries collected	(625)	(1,056)	(200)	(1,881)
Net charge-offs	674	7,142	822	8,638
Provision for loan losses	624	9,292	578	10,494
Other	1	—	68	69
Ending balance at December 31,	$1,807	$14,600	$7,938	$24,345

Allowance for lending-related commitments
Beginning balance at January 1,	$75	$—	$1,899	$1,974
Provision for lending-related commitments	7	—	121	128
Other	—	—	(1)	(1)
Ending balance at December 31,	$82	$—	$2,019	$2,101
Total allowance for investment securities	NA	NA	NA	$152
Total allowance for credit losses(b)	$1,889	$14,600	$9,957	$26,598

Allowance for loan losses by impairment methodology
Asset-specific(c)	$(728)	$—	$526	$(202)
Portfolio-based	2,535	14,600	7,412	24,547
Total allowance for loan losses	$1,807	$14,600	$7,938	$24,345

Loans by impairment methodology
Asset-specific(c)	$2,805	$—	$3,912	$6,717
Portfolio-based	373,529	232,860	686,484	1,292,873
Total retained loans	$376,334	$232,860	$690,396	$1,299,590

Collateral-dependent loans
Net charge-offs	$1	$—	$324	$325
Loans measured at fair value of collateral less cost to sell	2,696	—	1,834	4,530

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$109	$109
Portfolio-based	82	—	1,910	1,992
Total allowance for lending-related commitments(d)	$82	$—	$2,019	$2,101

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$737	$737
Portfolio-based(e)	25,608	19	510,254	535,881
Total lending-related commitments	$25,608	$19	$510,991	$536,618
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 for further information.
(b)At December 31, 2024 and 2023 and 2022, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $268 million, $243 million and $21 million, respectively, associated with certain accounts receivable in CIB.
(c)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(d)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(e)At December 31, 2024, 2023 and 2022, lending-related commitments excluded $19.2 billion, $17.2 billion and $13.1 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.0 trillion, $915.7 billion and $821.3 billion, respectively, for the credit card portfolio segment; and $20.5 billion, $19.7 billion and $9.8 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

268	JPMorgan Chase & Co./2024 Form 10-K

(table continued from previous page)
2023				2022
Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total

$2,040	$11,200	$6,486	$19,726	$1,765	$10,250	$4,371	$16,386
(489)	(100)	2	(587)	NA	NA	NA	NA
1,151	5,491	1,011	7,653	812	3,192	322	4,326
(519)	(793)	(132)	(1,444)	(543)	(789)	(141)	(1,473)
632	4,698	879	6,209	269	2,403	181	2,853
936	6,048	2,484	9,468	543	3,353	2,293	6,189
1	—	21	22	1	—	3	4
$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726

$76	$—	$2,306	$2,382	$113	$—	$2,148	$2,261
(1)	—	(407)	(408)	(37)	—	157	120
—	—	—	—	—	—	1	1
$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
NA	NA	NA	$128	NA	NA	NA	$96
$1,931	$12,450	$10,013	$24,522	$2,116	$11,200	$8,792	$22,204

$(876)	$—	$392	$(484)	$(624)	$223	$467	$66
2,732	12,450	7,722	22,904	2,664	10,977	6,019	19,660
$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726

$3,287	$—	$2,338	$5,625	$11,978	$796	$2,189	$14,963
393,988	211,123	670,134	1,275,245	288,775	184,379	601,481	1,074,635
$397,275	$211,123	$672,472	$1,280,870	$300,753	$185,175	$603,670	$1,089,598

$6	$—	$180	$186	$(33)	$—	$16	$(17)
3,216	—	1,012	4,228	3,585	—	464	4,049

$—	$—	$89	$89	$—	$—	$90	$90
75	—	1,810	1,885	76	—	2,216	2,292
$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382

$—	$—	$464	$464	$—	$—	$455	$455
28,248	—	516,577	544,825	20,423	—	461,688	482,111
$28,248	$—	$517,041	$545,289	$20,423	$—	$462,143	$482,566

JPMorgan Chase & Co./2024 Form 10-K	269

Notes to consolidated financial statements
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2024 was $26.9 billion, reflecting a net addition of $2.1 billion from December 31, 2023.
The net addition to the allowance for credit losses included:
•$2.1 billion in consumer, reflecting:
–a $2.2 billion net addition in Card Services, predominantly driven by loan growth, reflecting higher revolving balances, including the seasoning of vintages originated in recent years, partially offset by
–a $125 million net reduction in Home Lending in the first quarter of 2024, and
•a net reduction of $30 million in wholesale, reflecting:
–changes in certain macroeconomic variables, an update to loss assumptions on certain loans in Markets, and a reduction due to charge-offs largely from collateral-dependent loans, predominantly offset by
–net downgrade activity, primarily in Real Estate, and the impact of incorporating the First Republic portfolio into the Firm’s modeled credit loss estimates in the second quarter of 2024.
The Firm’s qualitative adjustments continued to include additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.5% in the fourth quarter of 2025, and
•a weighted average U.S. real GDP level that is 1.9% lower than the central case at the end of the second quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%

	Central case assumptions at December 31, 2023
	2Q24	4Q24	2Q25
U.S. unemployment rate(a)	4.1%	4.4%	4.1%
YoY growth in U.S. real GDP(b)	1.8%	0.7%	1.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 12 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 161–164 for further information on the allowance for credit losses and related management judgments.

270	JPMorgan Chase & Co./2024 Form 10-K

Note 14 – Variable interest entities
Refer to Note 1 on page 177 for a further description of the Firm’s accounting policies regarding consolidation of and involvement with VIEs.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment. The Firm considers a “Firm-sponsored” VIE to include any entity where: (1) JPMorganChase is the primary beneficiary of the structure; (2) the VIE is used by JPMorganChase to securitize Firm assets; (3) the VIE issues financial instruments with the JPMorganChase name; or (4) the entity is a JPMorganChase–administered asset-backed commercial paper conduit.

Line of Business	Transaction Type	Activity	2024 Form 10-K page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	pages 271–272
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	pages 272–274
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	pages 272–274
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	page 274
	Municipal bond vehicles	Financing of municipal bond investments	pages 274–275
The Firm’s other business segments and Corporate are also involved with VIEs (both third-party and Firm-sponsored), but to a lesser extent, as follows:
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
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to page 276 of this Note for more information on the VIEs sponsored by third parties.
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
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (generally 5%). As of December 31, 2024 and 2023, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $6.6 billion and $4.9 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by

JPMorgan Chase & Co./2024 Form 10-K	271

Notes to consolidated financial statements
those trusts of approximately 45% and 65% for the years ended December 31, 2024 and 2023, respectively. The Firm did not retain any senior securities and retained $1.5 billion of subordinated securities in certain of its credit card securitization trusts at both December 31, 2024 and 2023. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
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
The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 279 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorganChase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$71,085	$615	$50,846	$613	$1,850	$614	$3,077
Subprime	8,824	—	1,847	44	19	—	63
Commercial and other(b)	186,293	243	125,510	530	5,768	1,074	7,372
Total	$266,202	$858	$178,203	$1,187	$7,637	$1,688	$10,512

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2023 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorganChase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$58,570	$675	$39,319	$595	$1,981	$60	$2,636
Subprime	8,881	—	1,312	3	—	—	3
Commercial and other(b)	168,042	—	120,262	831	5,638	1,354	7,823
Total	$235,493	$675	$160,893	$1,429	$7,619	$1,414	$10,462
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $256 million and $52 million at December 31, 2024 and 2023, respectively, and subordinated securities which were not material at December 31, 2024 and 2023, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At both December 31, 2024 and 2023, 77% of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $2.9 billion and $2.5 billion of investment-grade retained interests at December 31, 2024 and 2023, respectively, and $216 million and $88 million of noninvestment-grade retained interests at December 31, 2024 and 2023, respectively. The retained interests in commercial and other securitization trusts consisted of $6.0 billion and $6.1 billion of investment-grade retained interests, and $1.4 billion and $1.7 billion of noninvestment-grade retained interests at December 31, 2024 and 2023, respectively.

272	JPMorgan Chase & Co./2024 Form 10-K

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
The following table presents the principal amount of securities transferred to re-securitization VIEs.

Year ended December 31, (in millions)	2024	2023	2022
Transfers of securities to VIEs
U.S. GSEs and government agencies	$44,456	$18,864	$16,128
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
The Firm did not transfer any private label securities to re-securitization VIEs during 2024, 2023 and 2022, and retained interests in any such Firm-sponsored VIEs as of December 31, 2024 and 2023 were not material.
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

JPMorgan Chase & Co./2024 Form 10-K	273

Notes to consolidated financial statements
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

December 31, (in millions)	Nonconsolidated re-securitization VIEs
	2024	2023
U.S. GSEs and government agencies
Interest in VIEs	$3,219	$3,371
As of December 31, 2024 and 2023, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
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
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.9 billion and $9.8 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2024 and 2023, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.3 billion and $10.8 billion at December 31, 2024 and 2023, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
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

274	JPMorgan Chase & Co./2024 Form 10-K

placement and remarketing tendered floaters. The remarketing agent may, but is not obligated to, make markets in floaters. Floaters held by the Firm were not material during 2024 and 2023.
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
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2024 and 2023.

	Assets					Liabilities
December 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,531		$168	$13,699	$5,312	$10	$5,322
Firm-administered multi-seller conduits	1	20,383		133	20,517	18,228	26	18,254
Municipal bond vehicles	3,388	—		22	3,410	3,617	15	3,632
Mortgage securitization entities(a)	—	630		8	638	115	48	163
Other	496	1,966	(b)	350	2,812	51	355	406
Total	$3,885	$36,510		$681	$41,076	$27,323	$454	$27,777

	Assets					Liabilities
December 31, 2023 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$9,460		$117	$9,577	$2,998	$6	$3,004
Firm-administered multi-seller conduits	1	27,372		194	27,567	17,781	30	17,811
Municipal bond vehicles	2,056	—		22	2,078	2,116	11	2,127
Mortgage securitization entities(a)	—	693		8	701	125	57	182
Other	113	86		250	449	—	159	159
Total	$2,170	$37,611		$591	$40,372	$23,020	$263	$23,283
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.5 billion and $3.1 billion at December 31, 2024 and 2023, respectively.
(f)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.

JPMorgan Chase & Co./2024 Form 10-K	275

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $35.2 billion and $35.1 billion, of which $15.0 billion and $14.7 billion was unfunded at December 31, 2024 and 2023, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance which expanded the types of tax-oriented investments, beyond affordable housing tax credit investments, that the Firm can elect on a program by program basis, to be accounted for using the proportional amortization method. Refer to Notes 1, 6 and 25 for further information.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

Year ended December 31, (in millions)	Alternative energy and affordable housing programs(d)
	2024	2023	2022
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$31,978	$14,644	$12,052
Tax credits and other tax benefits(b)	6,379	2,044	1,786
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(5,018)	(1,561)	(1,353)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	142	(1)	(1)
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows.
(c)Recorded in Other income on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows.
(d)As of December 31, 2023 and 2022 represents eligible affordable housing investments.

276	JPMorgan Chase & Co./2024 Form 10-K

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at December 31, 2024 and 2023, was $5.8 billion and $5.1 billion, respectively. The fair value of assets held by such VIEs at December 31, 2024 and 2023 was $8.1 billion and $7.3 billion, respectively.

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

JPMorgan Chase & Co./2024 Form 10-K	277

Notes to consolidated financial statements
Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2024, 2023 and 2022, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	2024		2023		2022
Year ended December 31, (in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$19,988	$17,683	$7,678	$3,901	$10,218	$9,036
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$19,870	$17,346	$7,251	$3,896	$9,783	$8,921
Servicing fees collected	35	35	24	5	62	2
Cash flows received on interests	405	1,303	325	425	489	285
(a)Excludes re-securitization transactions.
(b)Primarily includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgages and auto loans.
Key assumptions used to value retained interests originated during the year are shown in the table below.

Year ended December 31,	2024	2023	2022
Residential mortgage retained interest:
Weighted-average life (in years)	4.3	9.6	10.8
Weighted-average discount rate	7.1%	4.8%	4.0%
Commercial and other retained interest:
Weighted-average life (in years)	4.5	3.0	5.9
Weighted-average discount rate	6.2%	4.6%	2.9%
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

Year ended December 31, (in millions)	2024	2023	2022
Carrying value of loans sold	$25,765	$19,906	$48,891
Proceeds received from loan sales as cash	$2,380	$300	$22
Proceeds from loan sales as securities(a)(b)	23,178	19,389	48,096
Total proceeds received from loan sales(c)	$25,558	$19,689	$48,118
Gains/(losses) on loan sales(d)(e)	$—	$—	$(25)
(a)Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s investment securities portfolio.
(b)Included in level 2 assets.
(c)Excludes the value of MSRs retained upon the sale of loans.
(d)Gains/(losses) on loan sales include the value of MSRs.
(e)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

278	JPMorgan Chase & Co./2024 Form 10-K

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

The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of December 31, 2024 and 2023. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

December 31, (in millions)	2024	2023
Loans repurchased or option to repurchase(a)	$577	$597
Real estate owned	6	8
Foreclosed government-guaranteed residential mortgage loans(b)	10	22
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of December 31, 2024 and 2023. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of or for the year ended December 31, (in millions)	Securitized assets		90 days past due		Net liquidation losses / (recoveries)
	2024	2023	2024	2023	2024	2023
Securitized loans
Residential mortgage:
Prime/ Alt-A & option ARMs	$50,846	$39,319	$501	$440	$10	$14
Subprime	1,847	1,312	113	131	2	5
Commercial and other	125,510	120,262	1,715	2,874	77	60
Total loans securitized	$178,203	$160,893	$2,329	$3,445	$89	$79

JPMorgan Chase & Co./2024 Form 10-K	279

Notes to consolidated financial statements
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

December 31, (in millions)	2024	2023	2022
Consumer & Community Banking	$32,116	$32,116	$32,121
Commercial & Investment Bank	11,236	11,251	10,993
Asset & Wealth Management	8,521	8,582	7,902
Corporate	692	685	646
Total goodwill	$52,565	$52,634	$51,662
The following table presents changes in the carrying amount of goodwill.

(in millions)	2024	2023	2022
Balance at beginning of period	$52,634	$51,662	$50,315
Changes during the period from:
Business combinations(a)	29	917	1,426
Other(b)	(98)	55	(79)
Balance at December 31,	$52,565	$52,634	$51,662
(a)For 2024, includes estimated goodwill associated with the acquisition of LayerOne Financial in CIB. For 2023, predominantly represents estimated goodwill associated with the acquisition of the remaining 51% interest in CIFM in AWM and the acquisition of Aumni Inc., predominantly in CIB. For 2022, represents estimated goodwill associated with the acquisitions of Global Shares PLC in AWM, Frosch Travel Group, LLC and Figg, Inc. in CCB, and Renovite Technologies, Inc. and Volkswagen Payments S.A. in CIB.
(b)Primarily foreign currency adjustments.

Goodwill impairment testing
The Firm’s goodwill was not impaired at December 31, 2024, 2023 and 2022.
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

280	JPMorgan Chase & Co./2024 Form 10-K

naturally exist between the Firm’s businesses and competitor institutions.
The Firm also takes into consideration a comparison between the aggregate fair values of the Firm’s reporting units and JPMorganChase’s market capitalization. In evaluating this comparison, the Firm considers several factors, including (i) a control premium that would exist in a market transaction, (ii) factors related to the level of execution risk that would exist at the Firmwide level that do not exist at the reporting unit level and (iii) short-term market volatility and other factors that do not directly affect the value of individual reporting units.
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

JPMorgan Chase & Co./2024 Form 10-K	281

Notes to consolidated financial statements
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that comprise the MSR asset. Conversely, securities (e.g., mortgage-backed securities), and certain derivatives (e.g., those for which the Firm receives fixed-rate interest payments) increase in value when interest rates decline. JPMorganChase uses combinations of derivatives and securities to manage the risk of changes in the fair value of MSRs. The intent is to offset any interest-rate related changes in the fair value of MSRs with changes in the fair value of the related risk management instruments.
The following table summarizes MSR activity for the years ended December 31, 2024, 2023 and 2022.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2024	2023	2022
Fair value at beginning of period	$8,522	$7,973	$5,494
MSR activity:
Originations of MSRs	325	253	798
Purchase of MSRs(a)	601	1,028	1,400
Disposition of MSRs(b)	(21)	(188)	(822)
Net additions/(dispositions)	905	1,093	1,376

Changes due to collection/realization of expected cash flows	(1,068)	(1,011)	(936)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(c)	670	424	2,022
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	102	(22)	14
Discount rates	14	14	—
Prepayment model changes and other(d)	(24)	51	3
Total changes in valuation due to other inputs and assumptions	92	43	17
Total changes in valuation due to inputs and assumptions	762	467	2,039
Fair value at December 31,	$9,121	$8,522	$7,973
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$762	$467	$2,039
Contractual service fees, late fees and other ancillary fees included in income	1,606	1,590	1,535
Third-party mortgage loans serviced at December 31, (in billions)	652	632	584
Servicer advances, net of an allowance for uncollectible amounts, at December 31(e)	577	659	758
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

282	JPMorgan Chase & Co./2024 Form 10-K

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2024, 2023 and 2022.

Year ended December 31, (in millions)	2024	2023	2022
CCB mortgage fees and related income
Production revenue	$627	$421	$497

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,659	1,634	1,582
Changes in MSR asset fair value due to collection/realization of expected cash flows	(1,067)	(1,011)	(936)
Total operating revenue	592	623	646
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	670	424	2,022
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	92	43	17
Change in derivative fair value and other	(603)	(336)	(1,946)
Total risk management	159	131	93
Total net mortgage servicing revenue	751	754	739

Total CCB mortgage fees and related income	1,378	1,175	1,236

All other	23	1	14
Mortgage fees and related income	$1,401	$1,176	$1,250
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2024 and 2023, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2024	2023
Weighted-average prepayment speed assumption (constant prepayment rate)	6.19%	6.29%
Impact on fair value of 10% adverse change	$(209)	$(206)
Impact on fair value of 20% adverse change	(406)	(401)
Weighted-average option adjusted spread(a)	5.97%	6.10%
Impact on fair value of 100 basis points adverse change	$(391)	$(369)
Impact on fair value of 200 basis points adverse change	(751)	(709)
(a)Includes the impact of operational risk and regulatory capital.

JPMorgan Chase & Co./2024 Form 10-K	283

Notes to consolidated financial statements
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
As of December 31, 2024 and 2023, the gross carrying values of other intangible assets were $3.8 billion and $4.2 billion, respectively, and the accumulated amortization was $879 million and $994 million, respectively.
As of December 31, 2024 and 2023, the net carrying values consist of finite-lived intangible assets of $1.7 billion and $2.0 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion at both periods.
As of December 31, 2024, other intangible assets reflected core deposit and certain wealth management customer relationship intangibles related to the First Republic acquisition, and asset management contracts related to the Firm’s acquisition of the remaining 51% interest in CIFM. Refer to Note 34 for additional information on the First Republic acquisition.
For the years ended December 31, 2024 and 2023, amortization expense was $339 million and $315 million, respectively.
The following table presents estimated future amortization expense.

December 31, (in millions)	Finite-lived intangible assets
2025	$288
2026	285
2027	284
2028	267
2029	261
Impairment testing
The Firm’s finite-lived and indefinite-lived other intangible assets are assessed for impairment annually or more often if events or changes in circumstances indicate that the asset might be impaired. Once the Firm determines that an impairment exists for an intangible asset, the impairment is recognized in other expense.

284	JPMorgan Chase & Co./2024 Form 10-K

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
The following table presents certain components of Premises and equipment.

December 31, (in millions)	2024	2023
Land, buildings and leasehold improvements	$16,874	$14,862
Right-of-use assets(a)	7,930	7,917
Other premises and equipment(b)	7,419	7,378
Total premises and equipment	$32,223	$30,157
(a)Excluded $564 million and $514 million of right-of-use assets that were recorded in Other assets at December 31, 2024 and 2023, respectively.
(b)Other premises and equipment is comprised of internal-use software and furniture and equipment.
JPMorganChase computes depreciation using the straight-line method over the estimated useful life for buildings and furniture and equipment. The Firm depreciates leasehold improvements over the lesser of the remainder of the lease term or the estimated useful life. The Firm also capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life. The estimated useful lives range from 10 to 50 years for buildings and leasehold improvements, and 3 to 10 years for internal-use software and furniture and equipment.
Impairment is assessed when events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.
Note 17 – Deposits
As of December 31, 2024 and 2023, noninterest-bearing and interest-bearing deposits were as follows:

December 31, (in millions)	2024	2023
U.S. offices
Noninterest-bearing (included $28,904 and $75,393 at fair value)(a)	$592,500	$643,748
Interest-bearing (included $1,101 and $573 at fair value)(a)	1,345,914	1,303,100
Total deposits in U.S. offices	1,938,414	1,946,848
Non-U.S. offices
Noninterest-bearing (included $2,255 and $1,737 at fair value)(a)	26,806	23,097
Interest-bearing (included $1,508 and $681 at fair value)(a)	440,812	430,743
Total deposits in non-U.S. offices	467,618	453,840
Total deposits	$2,406,032	$2,400,688
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of December 31, 2024 and 2023, time deposits in denominations that met or exceeded the insured limit were as follows:

December 31, (in millions)	2024	2023
U.S. offices	$149,239	$132,654
Non-U.S. offices(a)	92,639	90,187
Total	$241,878	$222,841
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of December 31, 2024, the remaining maturities of interest-bearing time deposits were as follows:

December 31, (in millions)
	U.S.	Non-U.S.	Total
2025	$222,676	$89,427	$312,103
2026	749	87	836
2027	482	2	484
2028	149	18	167
2029	314	721	1,035
After 5 years	162	129	291
Total	$224,532	$90,384	$314,916

JPMorgan Chase & Co./2024 Form 10-K	285

Notes to consolidated financial statements
Note 18 - Leases
Firm as lessee
At December 31, 2024, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Firm is reasonably certain that it will exercise those options. All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rental payments based on maintenance, utility and tax increases, which are non-lease components. The Firm elected not to separate lease and non-lease components of a contract for its real estate leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The carrying values of the Firm’s operating leases were as follows:

December 31, (in millions, except where otherwise noted)
	2024	2023
Right-of-use assets	$8,494	$8,431
Lease liabilities	8,900	8,833

Weighted average remaining lease term (in years)	8.3	8.4
Weighted average discount rate	4.24%	4.01%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$1,734	$1,662
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$1,565	$2,094

Year ended December 31, (in millions)	2024	2023
Rental expense
Gross rental expense	$2,231	$2,079
Sublease rental income	(41)	(72)
Net rental expense	$2,190	$2,007
The following table presents future payments under operating leases as of December 31, 2024.

Year ended December 31, (in millions)
2025	1,709
2026	1,553
2027	1,412
2028	1,248
2029	1,048
After 2029	3,721
Total future minimum lease payments	10,691
Less: Imputed interest	(1,791)
Total	$8,900
In addition to the table above, as of December 31, 2024, the Firm had additional future operating lease commitments of $887 million that were signed but had not yet commenced. These operating leases will commence between 2025 and 2027 with lease terms up to 21 years.

286	JPMorgan Chase & Co./2024 Form 10-K

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
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets.

December 31, (in millions)	2024	2023
Carrying value of assets subject to operating leases, net of accumulated depreciation	$12,988	$10,663
Accumulated depreciation	2,509	3,288
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income.

Year ended December 31, (in millions)	2024	2023	2022
Operating lease income	$2,795	$2,843	$3,654
Depreciation expense	1,685	1,778	2,475
The following table presents future receipts under operating leases as of December 31, 2024.

Year ended December 31, (in millions)
2025	$2,381
2026	1,707
2027	704
2028	47
2029	5
After 2029	4
Total future minimum lease receipts	$4,848

JPMorgan Chase & Co./2024 Form 10-K	287

Notes to consolidated financial statements
Note 19 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of brokerage payables, which include payables to customers and payables related to security purchases that did not settle, as well as other accrued expenses, such as compensation accruals, credit card rewards liability, merchant servicing payables, operating lease liabilities, accrued interest payables, income tax payables and litigation reserves.
The following table presents the components of accounts payable and other liabilities.

December 31, (in millions)	2024	2023
Brokerage payables	$153,153	$161,960
Other payables and liabilities(a)	127,519	128,347
Total accounts payable and other liabilities	$280,672	$290,307
(a)    Includes credit card rewards liability of $14.4 billion and $13.2 billion at December 31, 2024 and 2023, respectively.
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
Refer to Notes 7, 18, 25 and 30 for additional information on accrued interest, operating lease liabilities, income taxes and litigation reserves, respectively.

288	JPMorgan Chase & Co./2024 Form 10-K

Note 20 – Long-term debt
JPMorganChase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2024.

By remaining maturity at December 31, (in millions, except rates)		2024					2023
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$7,112	$90,132	$117,667	$214,911		$200,984
	Variable rate	255	6,838	1,562	8,655		8,105
	Interest rates(f)	3.04%	3.40%	4.02%	3.71%		3.32%
Subordinated debt:	Fixed rate	$302	$5,582	$8,573	$14,457		$17,725
	Variable rate	—	—	—	—		—
	Interest rates(f)	7.75%	4.72%	4.69%	4.76%		4.62%
	Subtotal	$7,669	$102,552	$127,802	$238,023		$226,814
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$7,582	$1,651	$24	$9,257		$23,246
	Variable rate	4,000	16,000	—	20,000		18,000
	Interest rates(f)	4.42%	4.84%	5.91%	4.67%		4.89%
Purchase Money Note(a):	Fixed rate	$—	$49,208	$—	$49,208		$48,989
	Interest rates(f)	—%	3.40%	—%	3.40%		3.40%
Senior debt:	Fixed rate	$2,361	$16,695	$7,489	$26,545		$20,745
	Variable rate	19,350	30,981	6,451	56,782		52,048
	Interest rates(f)	5.39%	5.18%	1.44%	3.81%		3.91%
Subordinated debt:	Fixed rate	$—	$—	$—	$—		$255
	Variable rate	—	—	—	—		—
	Interest rates(f)	—%	—%	—%	—%		8.25%
	Subtotal	$33,293	$114,535	$13,964	$161,792		$163,283
Junior subordinated debt:	Fixed rate	$—	$—	$488	$488		$518
	Variable rate	—	421	694	1,115		1,210
	Interest rates(f)	—%	5.35%	7.01%	6.58%		7.14%
	Subtotal	$—	$421	$1,182	$1,603		$1,728
Total long-term debt(b)(c)(d)		$40,962	$217,508	$142,948	$401,418	(g)(h)	$391,825
Long-term beneficial interests:
	Fixed rate	$999	$4,313	$—	$5,312		$2,998
	Variable rate	—	27	139	166		125
	Interest rates(f)	3.97%	4.82%	2.92%	4.62%		4.69%
Total long-term beneficial interests(e)		$999	$4,340	$139	$5,478		$3,123
(a)Reflects the Purchase Money Note associated with First Republic. Refer to Note 34 for additional information.
(b)Included long-term debt of $80.9 billion and $93.0 billion secured by assets totaling $185.5 billion and $218.5 billion at December 31, 2024 and 2023, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $100.8 billion and $87.9 billion of long-term debt accounted for at fair value at December 31, 2024 and 2023, respectively.
(d)Included $13.5 billion and $12.5 billion of outstanding zero-coupon notes at December 31, 2024 and 2023, respectively. The aggregate principal amount of these notes at their respective maturities is $50.2 billion and $47.9 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included amounts accounted for at fair value which were not material as of December 31, 2024 and 2023. Excluded short-term commercial paper and other short-term beneficial interests of $21.8 billion and $19.9 billion at December 31, 2024 and 2023, respectively.
(f)The interest rates shown are the weighted average of contractual rates in effect at December 31, 2024 and 2023, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The interest rates shown exclude structured notes accounted for at fair value.
(g)As of December 31, 2024, long-term debt in the aggregate of $297.1 billion was redeemable at the option of JPMorganChase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(h)The aggregate carrying values of debt that matures in each of the five years subsequent to 2024 is $41.0 billion in 2025, $64.5 billion in 2026, $32.7 billion in 2027, $93.4 billion in 2028 and $26.9 billion in 2029.

JPMorgan Chase & Co./2024 Form 10-K	289

Notes to consolidated financial statements
The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.82% and 3.65% as of December 31, 2024 and 2023, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorganChase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 5.15% and 5.20% as of December 31, 2024 and 2023, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank pari passu with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $41.2 billion and $41.1 billion at December 31, 2024 and 2023, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

290	JPMorgan Chase & Co./2024 Form 10-K

Note 21 – Preferred stock
At December 31, 2024 and 2023, JPMorganChase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. In the event of a liquidation or dissolution of the Firm, JPMorganChase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of December 31, 2024 and 2023, and the quarterly dividend declarations for the years ended December 31, 2024, 2023 and 2022.

	Shares(a)		Carrying value (in millions)		Issue date	Contractual rate in effect at December 31, 2024	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share(d)
	December 31,		December 31,						Year ended December 31,
	2024	2023	2024	2023					2024		2023		2022
Fixed-rate:
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	575.00		575.00		575.00
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	600.00		600.00		600.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	475.00		475.00		475.00
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	455.00		455.00		455.00
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	462.52		462.52		462.52
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	420.00		420.00		420.00

Fixed-to-floating rate:
Series I	—	—	$—	$—	4/23/2008	—%	4/30/2018	—%	$—		$—		$375.03
Series Q	—	150,000	—	1,500	4/23/2013	—	5/1/2023	SOFR + 3.25	220.45		801.41	(g)	515.00
Series R	—	150,000	—	1,500	7/29/2013	—	8/1/2023	SOFR + 3.30	221.70		756.73	(h)	600.00
Series S	—	200,000	—	2,000	1/22/2014	—	2/1/2024	SOFR + 3.78	233.70	(e)	675.00		675.00
Series U	—	100,000	—	1,000	3/10/2014	—	4/30/2024	SOFR + 3.33	153.13		612.50		612.50
Series V	—	—	—	—	6/9/2014	—	7/1/2019	—	—		—		340.91
Series X	—	160,000	—	1,600	9/23/2014	—	10/1/2024	SOFR + 3.33	457.50		610.00		610.00
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	812.73		804.08		526.27	(i)
Series FF	—	225,000	—	2,250	7/31/2019	—	8/1/2024	SOFR + 3.38	250.00		500.00		500.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	460.00		460.00		460.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	400.00		400.00		400.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	365.00		365.00		365.00
Series NN	250,000	NA	2,496	NA	3/12/2024	6.875	6/1/2029	CMT + 2.737	494.63	(f)	NA		NA
Total preferred stock	2,005,375	2,740,375	$20,050	$27,404
(a)Represented by depositary shares.
(b)Each series of fixed-to-floating rate preferred stock converts to a floating rate at the earliest redemption date.
(c)Effective June 30, 2023, CME Term SOFR became the replacement reference rate for fixed-to-floating rate preferred stock issued by the Firm that formerly referenced U.S. dollar LIBOR. References in the table to “SOFR” mean a floating annualized rate equal to three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spreads noted. References to “CMT” mean a floating annualized rate equal to the five-year Constant Maturity Treasury (“CMT”) rate plus the spreads noted.
(d)Dividends on preferred stock are discretionary and non-cumulative. When declared, dividends are declared quarterly. Dividends are payable quarterly on fixed-rate preferred stock. Dividends are payable semiannually on fixed-to-floating rate preferred stock while at a fixed rate, and payable quarterly after converting to a floating rate.
(e)The dividend rate for Series S preferred stock became floating and payable quarterly starting on February 1, 2024; prior to which the dividend rate was fixed at 6.75% or $337.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on February 1, 2024 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.78%.
(f)The initial dividend declared was prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(g)The dividend rate for Series Q preferred stock became floating and payable quarterly starting on May 1, 2023; prior to which the dividend rate was fixed at 5.15% or $257.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.25%.
(h)The dividend rate for Series R preferred stock became floating and payable quarterly starting on August 1, 2023; prior to which the dividend rate was fixed at 6.00% or $300.00 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.30%.
(i)The dividend rate for Series CC preferred stock became floating and payable quarterly starting on November 1, 2022; prior to which the dividend rate was fixed at 4.625% or $231.25 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 2.58%.

JPMorgan Chase & Co./2024 Form 10-K	291

Notes to consolidated financial statements
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.2 billion at December 31, 2024.
Issuances
On February 4, 2025, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series OO.
On March 12, 2024, the Firm issued $2.5 billion of fixed-rate reset non-cumulative preferred stock, Series NN.
Redemptions
On February 1, 2025, the Firm redeemed all $3.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series HH.
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

292	JPMorgan Chase & Co./2024 Form 10-K

Note 22 – Common stock
At December 31, 2024 and 2023, JPMorganChase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued which were reissued from treasury by the Firm during the years ended December 31, 2024, 2023 and 2022 were as follows.

Year ended December 31, (in millions)	2024	2023	2022
Total issued – balance at January 1	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(1,228.3)	(1,170.7)	(1,160.8)
Repurchase	(91.7)	(69.5)	(23.1)
Reissuance:
Employee benefits and compensation plans	11.9	10.9	12.0
Employee stock purchase plans	0.8	1.0	1.2
Total reissuance	12.7	11.9	13.2
Total treasury – balance at December 31	(1,307.3)	(1,228.3)	(1,170.7)
Outstanding at December 31	2,797.6	2,876.6	2,934.2
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2024, 2023 and 2022.

Year ended December 31, (in millions)	2024	2023	2022(b)
Total number of shares of common stock repurchased	91.7	69.5	23.1
Aggregate purchase price of common stock repurchases(a)	$18,841	$9,898	$3,122
(a)Excludes excise tax and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax is imposed on net share repurchases commencing January 1, 2023.
(b)In the second half of 2022, the Firm temporarily suspended share repurchases, which it resumed in the first quarter of 2023 under its common share repurchase program.
The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The $30 billion common share repurchase program approved by the Board of Directors does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); organic capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process. The Firm’s common share repurchases may be suspended by management at any time; and may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans, which are written trading plans that the Firm may enter into from time to time under Rule 10b5-1 of the Securities Exchange Act of 1934 and which allow the Firm to repurchase its common shares during periods when it may otherwise not be repurchasing common shares — for example, during internal trading blackout periods.
As of December 31, 2024, approximately 58.8 million shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, and directors’ compensation plans.

JPMorgan Chase & Co./2024 Form 10-K	293

Notes to consolidated financial statements
Note 23 – Earnings per share
Basic earnings per share (“EPS”) is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock and participating securities. JPMorganChase grants RSUs under its share-based compensation programs, predominantly all of which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Firm’s common stock. These unvested RSUs meet the definition of participating securities based on their respective rights to receive nonforfeitable dividends, and they are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS; refer to Note 9 for additional information.
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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022.

Year ended December 31, (in millions, except per share amounts)	2024	2023	2022
Basic earnings per share
Net income	$58,471	$49,552	$37,676
Less: Preferred stock dividends	1,259	1,501	1,595
Net income applicable to common equity	57,212	48,051	36,081
Less: Dividends and undistributed earnings allocated to participating securities	344	291	189
Net income applicable to common stockholders	$56,868	$47,760	$35,892

Total weighted-average basic shares outstanding	2,873.9	2,938.6	2,965.8
Net income per share	$19.79	$16.25	$12.10

Diluted earnings per share
Net income applicable to common stockholders	$56,868	$47,760	$35,892

Total weighted-average basic shares outstanding	2,873.9	2,938.6	2,965.8
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.1	4.5	4.2
Total weighted-average diluted shares outstanding	2,879.0	2,943.1	2,970.0
Net income per share	$19.75	$16.23	$12.09

294	JPMorgan Chase & Co./2024 Form 10-K

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

Year ended December 31, (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at December 31, 2021	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(11,764)		(611)	98	(5,360)	(1,241)	1,621	(17,257)
Balance at December 31, 2022	$(9,124)	(a)	$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	5,381		329	(101)	1,724	373	(808)	6,898
Balance at December 31, 2023	$(3,743)	(a)	$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	(87)		(858)	(87)	(882)	(63)	(36)	(2,013)
Balance at December 31, 2024	$(3,830)	(a)	$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
(a)Included after-tax net unamortized unrealized gains/(losses) of $(651) million, $(895) million, and $(1.3) billion for the years ended 2024, 2023 and 2022, respectively, related to AFS securities that have been transferred to HTM. As of December 31, 2023 included after-tax net unamortized unrealized gains/(losses) of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. Refer to Note 10 for further information.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2024			2023			2022
Year ended December 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(1,135)	$274	$(861)	$3,891	$(922)	$2,969	$(17,862)	$4,290	$(13,572)
Reclassification adjustment for realized (gains)/losses included in net income(a)	1,021	(247)	774	3,180	(768)	2,412	2,380	(572)	1,808
Net change	(114)	27	(87)	7,071	(1,690)	5,381	(15,482)	3,718	(11,764)
Translation adjustments(b):
Translation	(4,385)	250	(4,135)	1,714	(95)	1,619	(3,574)	265	(3,309)
Hedges	4,322	(1,045)	3,277	(1,697)	407	(1,290)	3,553	(855)	2,698
Net change	(63)	(795)	(858)	17	312	329	(21)	(590)	(611)
Fair value hedges, net change(c)	(115)	28	(87)	(134)	33	(101)	130	(32)	98
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(3,742)	904	(2,838)	483	(114)	369	(7,473)	1,794	(5,679)
Reclassification adjustment for realized (gains)/losses included in net income(d)	2,579	(623)	1,956	1,775	(420)	1,355	420	(101)	319
Net change	(1,163)	281	(882)	2,258	(534)	1,724	(7,053)	1,693	(5,360)
Defined benefit pension and OPEB plans, net change(e)	(131)	68	(63)	421	(48)	373	(1,459)	218	(1,241)
DVA on fair value option elected liabilities, net change	(45)	9	(36)	(1,066)	258	(808)	2,141	(520)	1,621
Total other comprehensive income/(loss)	$(1,631)	$(382)	$(2,013)	$8,567	$(1,669)	$6,898	$(21,744)	$4,487	$(17,257)
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the year ended December 31, 2024, the Firm reclassified a net pre-tax gain of $7 million to other income/expense, of which $89 million gain related to net investment hedges and $(82) million loss related to cumulative translation adjustments. During the year ended December 31, 2023, the Firm reclassified a net pre-tax loss of $(3) million. During the year ended December 31, 2022, the Firm reclassified a net pre-tax loss of $(8) million.
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

JPMorgan Chase & Co./2024 Form 10-K	295

Notes to consolidated financial statements
Note 25 – Income taxes
JPMorganChase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorganChase uses the asset and liability method to provide for income taxes on all transactions recorded in the Consolidated Financial Statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Firm expects to be in effect when the underlying items of income and expense are realized. JPMorganChase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the Firm expects to realize.
Due to the inherent complexities arising from the nature of the Firm’s businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Agreement of tax liabilities between JPMorganChase and the many tax jurisdictions in which the Firm files tax returns may not be finalized for several years. Thus, the Firm’s final tax-related assets and liabilities may ultimately be different from those currently reported.
Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 6 and 14 for additional information.
Effective tax rate and expense
The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate.

Effective tax rate
Year ended December 31,	2024	2023		2022
Statutory U.S. federal tax rate	21.0%	21.0%		21.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	3.1	2.8		3.5
Tax-exempt income	(0.7)	(0.9)		(0.9)
Non-U.S. earnings	1.4	1.5		0.4
Business tax credits	(2.4)	(4.4)		(5.4)
Other, net	(0.3)	(0.4)		(0.2)
Effective tax rate	22.1%	19.6%	(a)	18.4%
(a)Income tax expense associated with the First Republic acquisition was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm’s effective tax rate.
The following table reflects the components of income tax expense/(benefit) included in the Consolidated statements of income.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2024	2023	2022
Current income tax expense/(benefit)
U.S. federal	$7,091	$8,973	$5,606
Non-U.S.	4,753	4,355	2,992
U.S. state and local	2,762	3,266	2,630
Total current income tax expense/(benefit)	14,606	16,594	11,228

Deferred income tax expense/(benefit)
U.S. federal	1,771	(3,475)	(2,004)
Non-U.S.	72	35	(154)
U.S. state and local	161	(1,094)	(580)
Total deferred income tax expense/(benefit)	2,004	(4,534)	(2,738)
Total income tax expense	$16,610	$12,060	$8,490
Total income tax expense includes $314 million, $68 million and $331 million of tax benefits in 2024, 2023, and 2022, respectively, resulting from the resolution of tax audits.
Tax effect of items recorded in stockholders’ equity
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity, which are predominantly reflected in OCI as disclosed in Note 24. For the year ended December 31, 2024, stockholders’ equity reflected the tax effect associated with the Firm’s adoption of the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance. For the year ended December 31, 2023, stockholders’ equity reflected the tax effect associated with the Firm’s adoption of the TDR accounting guidance. Both of the respective adoptions were recognized in retained earnings. Refer to Note 1, 6 and 14 for further information.
Results from U.S. and non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense.

Year ended December 31, (in millions)	2024	2023	2022
U.S.	$59,472	$46,868	$34,626
Non-U.S.(a)	15,609	14,744	11,540
Income before income tax expense	$75,081	$61,612	$46,166
(a)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
The Firm will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred.

296	JPMorgan Chase & Co./2024 Form 10-K

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

December 31, (in millions)	2024	2023
Deferred tax assets
Allowance for loan losses	$6,117	$5,809
Employee benefits	1,165	1,247
Accrued expenses and other	8,881	9,887	(a)
Depreciation and amortization	386	—
Non-U.S. operations	948	860
Tax attribute carryforwards	352	290
Gross deferred tax assets	17,849	18,093
Valuation allowance	(249)	(183)
Deferred tax assets, net of valuation allowance	$17,600	$17,910

Deferred tax liabilities
Depreciation and amortization	$—	$779
Mortgage servicing rights, net of hedges	1,912	1,794
Leasing transactions	2,249	2,254
Other, net	1,264	2,935
Gross deferred tax liabilities	5,425	7,762
Net deferred tax assets	$12,175	$10,148
(a)Includes the estimated net deferred tax asset associated with the First Republic acquisition.
JPMorganChase has recorded deferred tax assets of $352 million at December 31, 2024 in connection with tax attribute carryforwards. State and local capital loss carryforwards were $914 million, U.S. federal NOL carryforwards were $496 million, non-U.S. NOL carryforwards were $958 million, and other U.S. federal tax attributes were $111 million. If not utilized, a portion of the U.S. federal NOL carryforwards and other U.S. federal tax attributes will expire between 2026 and 2036 whereas others have an unlimited carryforward period. Similarly, certain non-U.S. NOL carryforwards will expire between 2026 and 2041 whereas others have an unlimited carryforward period. The state and local capital loss carryforwards will expire in 2026.
The valuation allowance at December 31, 2024, was predominantly driven by certain non-U.S. deferred tax assets, including NOL carryforwards.

JPMorgan Chase & Co./2024 Form 10-K	297

Notes to consolidated financial statements
Unrecognized tax benefits
At December 31, 2024, 2023 and 2022, JPMorganChase’s unrecognized tax benefits, excluding related interest expense and penalties, were $6.2 billion, $5.4 billion and $5.0 billion, respectively, of which $4.4 billion, $3.9 billion and $3.8 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorganChase evaluates the need for changes in unrecognized tax benefits based on its anticipated tax return filing positions as part of its U.S. federal and state and local tax returns. In addition, the Firm is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service, as summarized in the Tax examination status table below. The evaluation of unrecognized tax benefits as well as the potential for audit settlements make it reasonably possible that over the next 12 months the gross balance of unrecognized tax benefits may increase or decrease by as much as approximately $2.4 billion. The change in the unrecognized tax benefit would result in a payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(in millions)	2024	2023	2022
Balance at January 1,	$5,401	$5,043	$4,636
Increases based on tax positions related to the current period	1,721	1,440	1,234
Increases based on tax positions related to prior periods	92	37	123
Decreases based on tax positions related to prior periods	(907)	(1,110)	(824)
Decreases related to cash settlements with taxing authorities	(148)	(9)	(126)
Balance at December 31,	$6,159	$5,401	$5,043
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $288 million, $229 million and $141 million in 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, in addition to the liability for unrecognized tax benefits, the Firm had accrued $1.7 billion and $1.6 billion, respectively, for income tax-related interest and penalties.
Tax examination status
JPMorganChase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many state and local jurisdictions throughout the U.S. The following table summarizes the status of tax years that remain subject to income tax examination of JPMorganChase and its consolidated subsidiaries by significant jurisdictions as of December 31, 2024.

	Periods under examination	Status
JPMorganChase – U.S.	2011 – 2013	Field examination of amended returns; certain matters at Appellate level
JPMorganChase – U.S.	2014 - 2020	Field examination of original and amended returns; certain matters at Appellate level
JPMorganChase – New York City	2015 - 2018	Field Examination
JPMorganChase – U.K.	2017 – 2022	Field examination of certain select entities

298	JPMorgan Chase & Co./2024 Form 10-K

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
The following table presents the components of the Firm’s restricted cash:

December 31, (in billions)	2024	2023
Segregated for the benefit of securities and cleared derivative customers	18.7	10.3
Cash reserves at non-U.S. central banks and held for other general purposes	8.8	9.3
Total restricted cash(a)	$27.5	$19.6
(a)Comprises $26.1 billion and $18.2 billion in deposits with banks, and $1.4 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Also, as of December 31, 2024 and 2023, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $40.7 billion and $40.5 billion, respectively.
•Securities with a fair value of $26.8 billion and $20.5 billion, respectively, were also restricted in relation to customer activity.
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
The Parent Company’s two principal subsidiaries are JPMorgan Chase Bank, N.A. and JPMorgan Chase Holdings LLC, an intermediate holding company (the “IHC”). The IHC generally holds the stock of JPMorganChase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and provides intercompany loans to the Parent Company. The Parent Company is obligated to contribute to the IHC substantially all the net proceeds received from securities issuances (including issuances of senior and subordinated debt securities and of preferred and common stock).
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
At January 1, 2025, the Parent Company’s banking subsidiaries could pay, in the aggregate, approximately $15.5 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2025 will be supplemented by the banking subsidiaries’ earnings during the year.

JPMorgan Chase & Co./2024 Form 10-K	299

Notes to consolidated financial statements
Note 27 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the Firm as a consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies and banks, including the Firm and JPMorgan Chase Bank, N.A. Under the rules currently in effect, two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of these risk-based capital ratios, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements.
The three components of regulatory capital under the Basel III rules and their primary drivers are as illustrated below:
Under the risk-based capital and leverage-based guidelines of the Federal Reserve, JPMorgan Chase & Co. is required to maintain minimum ratios for CET1 capital, Tier 1 capital, Total capital, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. JPMorgan Chase Bank, N.A. is also subject to these capital requirements established by its primary regulators.
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of December 31, 2024 and 2023.

	Standardized capital ratio requirements		Advanced capital ratio requirements		Well-capitalized ratios
	BHC(a)(b)	IDI(c)	BHC(a)(b)	IDI(c)	BHC(d)	IDI(e)
Risk-based capital ratios
CET1 capital	12.3%	7.0%	11.5%	7.0%	NA	6.5%
Tier 1 capital	13.8	8.5	13.0	8.5	6.0%	8.0
Total capital	15.8	10.5	15.0	10.5	10.0	10.0
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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of December 31, 2024 and 2023.

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
(b)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

300	JPMorgan Chase & Co./2024 Form 10-K

CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, is being phased out at 25% per year over a three-year period. As of December 31, 2024 and 2023, the Firm’s CET1 capital reflected the remaining benefit of $720 million and $1.4 billion, respectively, associated with the CECL capital transition provisions.
Similarly, as of January 1, 2024, the Firm has phased out 75% of the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of December 31, 2024 and 2023, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

December 31, 2024 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$275,513	$275,732	$275,513		$275,732
Tier 1 capital	294,881	275,737	294,881		275,737
Total capital	325,589	296,041	311,898	(b)	282,328	(b)
Risk-weighted assets	1,757,460	1,718,777	1,740,429	(b)	1,594,072	(b)
CET1 capital ratio	15.7%	16.0%	15.8%		17.3%
Tier 1 capital ratio	16.8	16.0	16.9		17.3
Total capital ratio	18.5	17.2	17.9		17.7

December 31, 2023 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics: (a)
CET1 capital	$250,585	$262,030	$250,585		$262,030
Tier 1 capital	277,306	262,032	277,306		262,032
Total capital	308,497	281,308	295,417	(b)	268,392	(b)
Risk-weighted assets	1,671,995	1,621,789	1,669,156	(b)	1,526,952	(b)
CET1 capital ratio	15.0%	16.2%	15.0%		17.2%
Tier 1 capital ratio	16.6	16.2	16.6		17.2
Total capital ratio	18.5	17.3	17.7		17.6
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	December 31, 2024		December 31, 2023
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics: (a)
Adjusted average assets(b)	$4,070,499	$3,491,283	$3,831,200	$3,337,842
Tier 1 leverage ratio	7.2%	7.9%	7.2%	7.9%
Total leverage exposure	$4,837,568	$4,246,516	$4,540,465	$4,038,739
SLR	6.1%	6.5%	6.1%	6.5%
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, and other intangible assets.

JPMorgan Chase & Co./2024 Form 10-K	301

Notes to consolidated financial statements
Note 28 – Off–balance sheet lending-related
financial instruments, guarantees, and
other commitments
JPMorganChase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 13 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2024 and 2023. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

302	JPMorgan Chase & Co./2024 Form 10-K

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	2024					2023	2024		2023
By remaining maturity as of December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$10,838	$7,240	$4,601	$7,670	$30,349	$30,125	$534	(j)	$678	(j)
Auto and other	10,833	14	5	3,643	14,495	15,278	37	(j)	148	(j)
Total consumer, excluding credit card	21,671	7,254	4,606	11,313	44,844	45,403	571		826
Credit card(b)	1,001,311	—	—	—	1,001,311	915,658	—		—
Total consumer(c)	1,022,982	7,254	4,606	11,313	1,046,155	961,061	571		826
Wholesale:
Other unfunded commitments to extend credit(d)	101,500	199,878	172,066	24,993	498,437	503,526	2,608	(j)	2,797	(j)
Standby letters of credit and other financial guarantees(d)	15,825	8,506	3,780	565	28,676	28,872	473		479
Other letters of credit(d)	3,958	278	21	97	4,354	4,388	37		37
Total wholesale(c)	121,283	208,662	175,867	25,655	531,467	536,786	3,118		3,313
Total lending-related	$1,144,265	$215,916	$180,473	$36,968	$1,577,622	$1,497,847	$3,689		$4,139
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$310,046	$—	$—	$—	$310,046	$283,664	$—		$—
Derivatives qualifying as guarantees	902	343	9,890	38,493	49,628	54,562	113		89
Unsettled resale and securities borrowed agreements	115,939	—	—	—	115,939	95,106	2		—
Unsettled repurchase and securities loaned agreements	66,986	—	—	—	66,986	60,724	(2)		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	45		76
Loans sold with recourse	NA	NA	NA	NA	1,189	803	23		24
Exchange & clearing house guarantees and commitments(f)	401,486	—	—	—	401,486	265,887	—		—
Other guarantees and commitments (g)	10,652	425	435	884	12,396	15,074	28		38
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of December 31, 2024 and 2023, reflected the contractual amount net of risk participations totaling $85 million and $88 million, respectively, for other unfunded commitments to extend credit; $9.5 billion and $8.2 billion, respectively, for standby letters of credit and other financial guarantees; and $556 million and $589 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of December 31, 2024 and 2023, collateral held by the Firm in support of securities lending indemnification agreements was $328.7 billion and $300.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of December 31, 2024 and 2023, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of December 31, 2024 and 2023, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments, and reflects the impact of adopting updates to the Accounting for Investments in Tax Credit Structures guidance effective January 1, 2024.
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
(j)As of December 31, 2024 and 2023, includes fair value adjustments associated with First Republic for residential real estate lending-related commitments totaling $459 million and $630 million, respectively; for auto and other lending-related commitments totaling $37 million and $148 million, respectively; and for other unfunded commitments to extend credit totaling $699 million and $1.1 billion, respectively. Refer to Note 34 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	303

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
The contractual amount and carrying value of guarantees and indemnifications are included in the table on page 303.
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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of December 31, 2024 and 2023.
Standby letters of credit, other financial guarantees and other letters of credit

	2024		2023
December 31, (in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$20,443	$3,380	$19,694	$3,552
Noninvestment-grade(a)	8,233	974	9,178	836
Total contractual amount	$28,676	$4,354	$28,872	$4,388
Allowance for lending-related commitments	$94	$37	$110	$37
Guarantee liability	379	—	369	—
Total carrying value	$473	$37	$479	$37
Commitments with collateral	$16,805	$357	$16,861	$539
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.

304	JPMorgan Chase & Co./2024 Form 10-K

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
The following table summarizes the derivatives qualifying as guarantees as of December 31, 2024 and 2023.

(in millions)	December 31, 2024	December 31, 2023
Notional amounts
Derivative guarantees	$49,628	$54,562
Stable value contracts with contractually limited exposure	32,939	32,488
Maximum exposure of stable value contracts with contractually limited exposure	1,740	1,652
Fair value
Derivative payables	113	89
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

JPMorgan Chase & Co./2024 Form 10-K	305

Notes to consolidated financial statements
Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
Refer to Note 30 for additional information regarding litigation.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. The unpaid principal balance of loans sold with recourse as well as the carrying value of the related liability that the Firm has recorded in accounts payable and other liabilities on the Consolidated balance sheets, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, are disclosed in the table on page 303.
Other off-balance sheet arrangements
Indemnification agreements – general
In connection with issuing securities to investors outside the U.S., the Firm may agree to pay additional amounts to the holders of the securities in the event that, due to a change in tax law, certain types of withholding taxes are imposed on payments on the securities. The terms of the securities may also give the Firm the right to redeem the securities if such additional amounts are payable. The Firm may also enter into indemnification clauses such as in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
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

306	JPMorgan Chase & Co./2024 Form 10-K

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
Exchange & Clearing House Memberships
The Firm is a member of several securities and derivative exchanges and clearing houses, both in the U.S. and other countries, and it provides clearing services to its clients. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to the amount (or a multiple of the amount) of the Firm’s contribution to the guarantee fund maintained by a clearing house or exchange as part of the resources available to cover any losses in the event of a member default. Alternatively, these obligations may also include a pro rata share of the residual losses after applying the guarantee fund. Additionally, certain clearing houses require the Firm as a member to pay a pro rata share of losses that may result from the clearing house’s investment of guarantee fund contributions and initial margin, unrelated to and independent of the default of another member. Generally a payment would only be required should such losses exceed the resources of the clearing house or exchange that are contractually required to absorb the losses in the first instance. In certain cases, it is difficult to estimate the Firm’s maximum possible exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to the Firm to be remote. Where the Firm’s maximum possible exposure can be estimated, the amount is disclosed in the table on page 303, in the Exchange & clearing house guarantees and commitments line.

Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 303. Refer to Note 11 for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
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
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 303 of this Note. Refer to Note 20 for additional information.

JPMorgan Chase & Co./2024 Form 10-K	307

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
The following table presents the carrying value of the Firm’s pledged assets.

December 31, (in billions)	2024	2023
Assets that may be sold or repledged or otherwise used by secured parties	$152.5	$145.0
Assets that may not be sold or repledged or otherwise used by secured parties	297.9	244.2
Assets pledged at Federal Reserve banks and FHLBs	724.0	675.6
Total pledged assets	$1,174.4	$1,064.8
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

December 31, (in billions)	2024	2023
Investment securities	$89.6	$108.6
Loans	740.9	681.7
Trading assets and other	343.9	274.5
Total pledged assets	$1,174.4	$1,064.8
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
The following table presents the fair value of collateral accepted.

December 31, (in billions)	2024	2023
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,544.0	$1,303.9
Collateral sold, repledged, delivered or otherwise used	1,210.7	982.8

308	JPMorgan Chase & Co./2024 Form 10-K

Note 30 – Litigation
Contingencies
As of December 31, 2024, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.4 billion at December 31, 2024. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. The claim alleges “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan (Suisse) SA held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In March 2024, the Court upheld the Firm's challenge to the validity of service and the Malaysian Court’s jurisdiction to hear the claim. That decision has been appealed by 1MDB. In August 2023, the Court denied an application by 1MDB to discontinue its claim with permission to re-file a new claim in the future. That decision was appealed by both 1MDB and the Firm, and an appeals court is scheduled to hear both appeals in November 2025. In its appeal, the Firm seeks to prevent any claim from continuing.
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
Amrapali. India’s Enforcement Directorate (“ED”) is investigating J.P. Morgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorganChase entities into residential housing projects developed by the Amrapali Group (“Amrapali”) relating to delays in delivering or failure to deliver residential units. In August 2021, the ED issued an order fining J.P. Morgan India Private Limited approximately $31.5 million, and the Firm is appealing that order. Relatedly, in July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorganChase entities and the offshore funds that had invested in the projects, violated certain criminal currency control and money laundering provisions, and ordered the ED to conduct a further inquiry. The Firm is responding to and cooperating with the inquiry.
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

JPMorgan Chase & Co./2024 Form 10-K	309

Notes to consolidated financial statements
affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) through the ten-year disqualification period following the antitrust plea. The only remaining FX-related governmental inquiry is a South Africa Competition Commission matter which is currently pending before the South Africa Competition Tribunal.
With respect to civil litigation matters, some FX-related individual and putative class actions filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia, remain. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. The defendants have appealed this decision to the U.K. Supreme Court. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval.
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
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorganChase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s (“BBA”) London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered
Rate (“EURIBOR”). The Swiss Competition Commission’s investigation relating to EURIBOR, to which the Firm and one other bank remain subject, continues. The Firm appealed a December 2016 decision by the European Commission against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. In December 2023, the European General Court annulled the fine imposed by the European Commission, but exercised its discretion to re-impose a fine in an identical amount. In March 2024, the Firm filed an appeal of this decision with the Court of Justice of the European Union.
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the United States District Court for the Southern District of New York granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. The Firm has obtained dismissal of certain actions and resolved certain other actions, and as to all remaining actions has moved for summary judgment. In addition, a lawsuit filed by a group of individual plaintiffs asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards was dismissed in October 2023 and affirmed on appeal by the United States Court of Appeals for the Ninth Circuit in December 2024. The Firm has resolved all non-U.S. dollar LIBOR actions.
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. Russian courts have entered judgment against the Firm in a number of claims, including one for $439 million, and a judgment has been executed against assets held onshore by the Firm in Russia. The total amount of the judgments exceeds the total amount of available assets that the Firm holds in Russia. The Firm continues to appeal the Russian courts' decisions, and judgments may not be executed while on appeal. Russian courts have also ordered interim freezes of Firm assets in Russia (including, among other things, funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination of

310	JPMorgan Chase & Co./2024 Form 10-K

certain underlying claims against the Firm. The Firm has challenged claims being pursued in the Russian courts and related freeze orders in other jurisdictions provided for by the parties’ contractual forum selections. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full, and certain client assets could also be seized, or the Firm could be prevented from complying with its obligations.
SEC Inquiries. In October 2024, the Firm entered into settlements with the SEC to resolve inquiries related to, among other things, conflict disclosures concerning the selection of portfolio managers and the timing of the Firm’s liquidation of shares distributed in-kind to certain investment vehicles that invest in third-party managed private funds and certain other matters. The resolutions required the Firm to pay a combined $151 million in civil penalties and voluntary payments to customers. The Firm continues to cooperate in connection with SEC inquiries concerning the aggregation of accounts for fee billing and various other matters.
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
Zelle Network Litigation. In December 2024, the Consumer Financial Protection Bureau (“CFPB”) filed a complaint against Early Warning Services, LLC (“EWS”), Bank of America, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. in the United States District Court for the District of Arizona. The CFPB alleges that EWS and the defendant banks have failed to take sufficient efforts to prevent fraud on the Zelle network. The defendants will file a response to the complaint.
* * *
In addition to the various legal proceedings discussed above, JPMorganChase and its subsidiaries are named as defendants or are otherwise involved in a substantial number of other legal proceedings. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and it intends to defend itself vigorously. Additional legal proceedings may be initiated from time to time in the future.
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $740 million, $1.4 billion and $266 million for the years ended December 31, 2024, 2023 and 2022, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what will be the eventual outcomes of the currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or consequences related to those matters. JPMorganChase believes, based upon its current knowledge and after consultation with counsel, consideration of the material legal proceedings described above and after taking into account its current litigation reserves and its estimated aggregate range of possible losses, that the other legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves it has currently accrued or that a matter will not have material reputational consequences. As a result, the outcome of a particular matter may be material to JPMorganChase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorganChase’s income for that period.

JPMorgan Chase & Co./2024 Form 10-K	311

Notes to consolidated financial statements
Note 31 – International operations
The following table presents income statement and balance sheet-related information for JPMorganChase by major international geographic area. The Firm defines international activities for purposes of this footnote presentation as business transactions that involve clients residing outside of the U.S., and the information presented below is based predominantly on the domicile of the client, the location from which the client relationship is managed, booking location or the location of the trading desk. However, many of the Firm’s U.S. operations serve international businesses.
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

As of or for the year ended December 31, (in millions)	Revenue(b)	Expense(c)	Income before income tax expense	Net income	Total assets
2024
Europe/Middle East/Africa	$22,353	$12,843	$9,510	$6,713	$552,407	(d)
Asia-Pacific	11,995	6,922	5,073	3,615	296,430
Latin America/Caribbean	3,885	1,895	1,990	1,512	73,631
Total international	38,233	21,660	16,573	11,840	922,468
North America(a)	139,323	80,815	58,508	46,631	3,080,346
Total	$177,556	$102,475	$75,081	$58,471	$4,002,814

2023
Europe/Middle East/Africa	$20,974	$11,947	$9,027	$6,402	$529,335	(d)
Asia-Pacific	10,605	6,550	4,055	2,709	251,588
Latin America/Caribbean	3,294	1,971	1,323	994	83,003
Total international	34,873	20,468	14,405	10,105	863,926
North America(a)	123,231	76,024	47,207	39,447	3,011,467
Total	$158,104	$96,492	$61,612	$49,552	$3,875,393

2022
Europe/Middle East/Africa	$18,765	$11,754	$7,011	$5,158	$558,430	(d)
Asia-Pacific	10,025	6,763	3,262	2,119	281,479
Latin America/Caribbean	3,178	1,697	1,481	1,156	78,673
Total international	31,968	20,214	11,754	8,433	918,582
North America(a)	96,727	62,315	34,412	29,243	2,747,161
Total	$128,695	$82,529	$46,166	$37,676	$3,665,743
(a)Substantially reflects the U.S.
(b)Revenue is composed of net interest income and noninterest revenue.
(c)Expense is composed of noninterest expense and the provision for credit losses.
(d)Total assets for the U.K. were approximately $369 billion, $352 billion and $357 billion at December 31, 2024, 2023 and 2022, respectively.

312	JPMorgan Chase & Co./2024 Form 10-K

Note 32 – Business segments & Corporate
Business segment reorganization: Effective in the second quarter of 2024, the Firm reorganized its reportable business segments by combining the former Corporate & Investment Bank and Commercial Banking business segments to form one reportable segment, the Commercial & Investment Bank. As a result of the reorganization, the Firm has three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
Adoption of accounting standard — Segment Reporting — Improvements to Reportable Segment Disclosures: This guidance was adopted retrospectively for the Firm’s annual Consolidated Financial Statements for the year ended December 31, 2024. The adoption of this guidance requires additional reportable segment disclosures, primarily relating to significant segment expenses and the chief operating decision maker (“CODM”). Adoption of this guidance did not result in changes to the identification of the Firm’s reportable business segments, or of its CODM.
The Firm is managed on an LOB basis. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s CODM. Segment results are presented on a managed basis. Refer to Segment & Corporate results in this footnote for a further discussion of JPMorganChase’s reportable business segments and Corporate.
The following is a description of each of the Firm’s reportable business segments, and the products and services that they provide to their respective client bases, as well as a description of Corporate activities.
Consumer & Community Banking
Consumer & Community Banking offers products and services to consumers and small businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Banking & Wealth Management (including Consumer Banking, Business Banking and J.P. Morgan Wealth Management), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card Services & Auto. Banking & Wealth Management offers deposit, investment and lending products, cash management, payments and services. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card Services issues credit cards and offers travel services. Auto originates and services auto loans and leases.

Commercial & Investment Bank
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
Asset & Wealth Management
Asset & Wealth Management, with client assets of $5.9 trillion, is a global leader in investment and wealth management.
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
Corporate
Corporate consists of Treasury and Chief Investment Office (“CIO”) and Other Corporate. Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks.
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

JPMorgan Chase & Co./2024 Form 10-K	313

Notes to consolidated financial statements
Description of business segment reporting methodology
Results of the reportable business segments are intended to present each segment as if it were a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and therefore further refinements may be implemented in future periods. The Firm also assesses the level of capital required for each LOB on at least an annual basis. The Firm’s LOBs also provide various business metrics which are utilized by the Firm and its investors and analysts in assessing performance.
Revenue sharing
When business segments or businesses within each segment join efforts to sell products and services to the Firm’s clients and customers, the participating businesses may agree to share revenue from those transactions. Revenue is generally recognized in the segment responsible for the related product or service, with allocations to the other segments or businesses involved in the transaction. The segment and business results reflect these revenue-sharing agreements.
Expense allocation
Where business segments use services provided by Corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on the actual cost and use of services provided. In contrast, certain costs and investments related to Corporate that are not currently utilized by any LOB are not allocated to the business segments and are retained in Corporate. Expense retained in Corporate generally includes costs that would not be incurred if the segments were stand-alone businesses, and other items not solely aligned with a particular reportable business segment.
Funds transfer pricing
Funds transfer pricing (“FTP”) is the process by which the Firm allocates interest income and expense to the LOBs and Other Corporate and transfers the primary interest rate risk and liquidity risk to Treasury and CIO.
The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products.
Periodically, the methodology and assumptions utilized in the FTP process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the segments. Effective in the fourth quarter of 2024, the Firm updated its FTP with respect to consumer deposits, which resulted in an increase in the funding benefit reflected within CCB’s net interest income that is fully offset in Corporate, with no effect on the Firm’s net interest income.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results.
Debt expense and preferred stock dividend allocation
As part of the FTP process, almost all of the cost of the credit spread component of outstanding unsecured long-term debt and preferred stock dividends is allocated to the reportable business segments, while the balance of the cost is retained in Corporate. The methodology to allocate the cost of unsecured long-term debt and preferred stock dividends to the business segments is aligned with the relevant regulatory capital requirements and funding needs of the LOBs, as applicable. The allocated cost of unsecured long-term debt is included in a business segment’s net interest income, and net income is reduced by preferred stock dividends, to arrive at a business segment’s net income applicable to common equity.
Capital allocation
Each LOB and Corporate is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. ROE is measured and internal targets for expected returns are established as key measures of an LOB’s performance.
The Firm’s current equity allocation methodology incorporates Basel III Standardized RWA and the GSIB surcharge, both under rules currently in effect, as well as a simulation of capital depletion in a severe stress environment. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change.

314	JPMorgan Chase & Co./2024 Form 10-K

Segment & Corporate results
The following table provides a summary of results for the Firm’s reportable business segments and Corporate activities as of or for the years ended December 31, 2024, 2023 and 2022, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm as a whole (and for each of the reportable business segments and Corporate) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit). These adjustments have no impact on net income as reported by the Firm as a whole or by the each of the LOBs and Corporate.
The Operating Committee reviews segment results including net interest income, noninterest revenue, noninterest expense, provision for credit losses and net income on a managed basis. The Operating Committee uses these measures to evaluate segment performance and to make key operating decisions, including resource and capital allocations.

Segment & Corporate results and reconciliation(a)

(Table continued on next page)
As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking				Commercial & Investment Bank				Asset & Wealth Management
	2024	2023	2022		2024	2023	2022		2024	2023	2022
Noninterest revenue	$16,649	$15,118	$14,886	(e)	$48,253	$43,809	$39,538	(b)	$15,023	$13,560	$12,507
Net interest income	54,858	55,030	39,928		21,861	20,544	20,097		6,555	6,267	5,241
Total net revenue	71,507	70,148	54,814		70,114	64,353	59,635		21,578	19,827	17,748
Provision for credit losses	9,974	6,899	3,813		762	2,091	2,426		(68)	159	128
Compensation expense(b)	17,045	15,171	13,092		18,191	17,105	16,214		7,984	7,115	6,336
Noncompensation expense(c)(d)	20,991	19,648	18,116		17,162	16,867	15,855		6,430	5,665	5,493
Total noninterest expense	38,036	34,819	31,208	(e)	35,353	33,972	32,069	(b)	14,414	12,780	11,829
Income/(loss) before income tax expense/(benefit)	23,497	28,430	19,793		33,999	28,290	25,140		7,232	6,888	5,791
Income tax expense/(benefit)	5,894	7,198	4,877	(e)	9,153	8,018	6,002	(b)	1,811	1,661	1,426
Net income/(loss)	$17,603	$21,232	$14,916		$24,846	$20,272	$19,138		$5,421	$5,227	$4,365
Average equity	$54,500	$54,349	$50,000		$132,000	$137,507	$128,000		$15,500	$16,671	$17,000
Total assets	650,268	642,951	514,085		1,773,194	1,638,493	1,591,402		255,385	245,512	232,037
Return on equity	32%	38%	29%		18%	14%	14%		34%	31%	25%
Overhead ratio	53	50	57		50	53	54		67	64	67

JPMorgan Chase & Co./2024 Form 10-K	315

Notes to consolidated financial statements

(Table continued from previous page)
As of or for the year ended December 31, (in millions, except ratios)	Corporate				Reconciling Items(a)			Total
	2024		2023	2022	2024	2023	2022	2024		2023	2022
Noninterest revenue	$7,608	(f)	$132	$(1,798)	$(2,560)	$(3,782)	$(3,148)	$84,973	(f)	$68,837	$61,985
Net interest income	9,786		7,906	1,878	(477)	(480)	(434)	92,583		89,267	66,710
Total net revenue	17,394		8,038	80	(3,037)	(4,262)	(3,582)	177,556		158,104	128,695
Provision for credit losses	10		171	22	—	—	—	10,678		9,320	6,389
Total noninterest expense(d)	3,994	(g)	5,601	1,034	—	—	—	91,797	(g)	87,172	76,140
Income/(loss) before income tax expense/(benefit)	13,390		2,266	(976)	(3,037)	(4,262)	(3,582)	75,081		61,612	46,166
Income tax expense/(benefit)	2,789		(555)	(233)	(3,037)	(4,262)	(3,582)	16,610		12,060	8,490
Net income/(loss)	$10,601		$2,821	$(743)	$—	$—	$—	$58,471		$49,552	$37,676
Average equity	$110,370		$73,529	$58,068	$—	$—	$—	$312,370		$282,056	$253,068
Total assets	1,323,967		1,348,437	1,328,219	NA	NA	NA	4,002,814		3,875,393	3,665,743
Return on equity	NM		NM	NM	NM	NM	NM	18%		17%	14%
Overhead ratio	NM		NM	NM	NM	NM	NM	52		55	59
(a)Segment results on a managed basis reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. In addition, effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.
(b)Excludes expense related to services provided by Corporate support units, which is allocated from Corporate to each respective reportable business segment, as applicable, through noncompensation expense.
(c)Reflects occupancy; technology, communications and equipment; professional and outside services; marketing; and other expense. Refer to Note 6 for additional information on other expense.
(d)Certain services are provided by Corporate and used by each of the reportable business segments. The costs of these services, including compensation-related costs, are allocated from Corporate to the respective reportable business segments, with the allocations recorded in noncompensation expense.
(e)In the first quarter of 2023, the allocations of revenue and expense to CCB associated with a Merchant Services revenue sharing agreement were discontinued and are now retained in Payments in CIB. Prior-period amounts have been revised to conform with the current presentation.
(f)Included a $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.
(g)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 for additional information.

316	JPMorgan Chase & Co./2024 Form 10-K

Note 33 – Parent Company
The following tables present Parent Company-only financial statements.

Statements of income and comprehensive income
Year ended December 31, (in millions)	2024	2023	2022
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$37,000	$61,000	$40,500
Non-bank	—	—	—
Interest income from subsidiaries	1,228	1,166	498
Other income/(expense) from subsidiaries:
Bank and bank holding company	555	1,801	(3,497)
Non-bank	172	250	335
Other income/(expense)	1,252	(654)	5,271
Total income	40,207	63,563	43,107
Expense
Interest expense/(income) to subsidiaries and affiliates(a)	7,433	2,258	22,731
Other interest expense/(income)(a)	8,068	11,714	(14,658)
Noninterest expense	3,280	3,431	2,817
Total expense	18,781	17,403	10,890
Income before income tax benefit and undistributed net income of subsidiaries	21,426	46,160	32,217
Income tax benefit	1,264	1,525	1,260
Equity in undistributed net income of subsidiaries	35,781	1,867	4,199
Net income	$58,471	$49,552	$37,676
Other comprehensive income/(loss), net	(2,013)	6,898	(17,257)
Comprehensive income	$56,458	$56,450	$20,419

Balance sheets
December 31, (in millions)	2024	2023
Assets
Cash and due from banks	$38	$42
Deposits with banking subsidiaries	9,762	9,804
Trading assets	43,214	3,198
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	142	152
Non-bank	79	21
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	603,044	568,472
Non-bank	1,238	1,045
Other assets	12,097	8,962
Total assets	$669,614	$591,696
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates	$72,881	$22,777
Short-term borrowings	—	999
Other liabilities	12,349	11,500
Long-term debt(b)(c)	239,626	228,542
Total liabilities(c)	324,856	263,818
Total stockholders’ equity	344,758	327,878
Total liabilities and stockholders’ equity	$669,614	$591,696

JPMorgan Chase & Co./2024 Form 10-K	317

Notes to consolidated financial statements

Statements of cash flows
Year ended December 31, (in millions)	2024	2023	2022
Operating activities
Net income	$58,471	$49,552	$37,676
Less: Net income of subsidiaries and affiliates	72,781	62,868	44,699
Parent company net loss	(14,310)	(13,316)	(7,023)
Cash dividends from subsidiaries and affiliates	37,000	61,000	40,500
Other operating adjustments	(44,671)	9,412	(23,747)
Net cash provided by/(used in) operating activities	(21,981)	57,096	9,730
Investing activities
Net change in:
Advances to and investments in subsidiaries and affiliates, net	—	(25,000)	—
All other investing activities, net	21	25	31
Net cash provided by/(used in) investing activities	21	(24,975)	31
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates	49,902	(2,249)	(4,491)
Short-term borrowings	(999)	—	—
Proceeds from long-term borrowings	44,997	19,398	41,389
Payments of long-term borrowings	(29,753)	(25,105)	(18,294)
Proceeds from issuance of preferred stock	2,500	—	—
Redemption of preferred stock	(9,850)	—	(7,434)
Treasury stock repurchased	(18,830)	(9,824)	(3,162)
Dividends paid	(14,783)	(13,463)	(13,562)
All other financing activities, net	(1,270)	(879)	(1,205)
Net cash provided by/(used in) financing activities	21,914	(32,122)	(6,759)
Net increase/(decrease) in cash and due from banks and deposits with banking subsidiaries	(46)	(1)	3,002
Cash and due from banks and deposits with banking subsidiaries at the beginning of the year	9,846	9,847	6,845
Cash and due from banks and deposits with banking subsidiaries at the end of the year	$9,800	$9,846	$9,847
Cash interest paid	$14,851	$13,742	$7,462
Cash income taxes paid, net(d)	6,252	10,291	6,941
(a)Includes interest expense for intercompany derivative hedges on the Firm’s LTD and related fair value adjustments, which is offset by related amounts in Other interest expense/(income).
(b)At December 31, 2024, long-term debt that contractually matures in 2025 through 2029 totaled $7.7 billion, $29.3 billion, $20.2 billion, $35.0 billion, and $18.5 billion, respectively.
(c)Refer to Notes 20 and 28 for information regarding the Parent Company’s guarantees of its subsidiaries’ obligations.
(d)Represents payments, net of refunds, made by the Parent Company to various taxing authorities and includes taxes paid on behalf of certain of its subsidiaries that are subsequently reimbursed. The reimbursements were $5.0 billion, $13.2 billion, and $11.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

318	JPMorgan Chase & Co./2024 Form 10-K

Note 34 – Business combinations
On May 1, 2023, JPMorganChase acquired certain assets and assumed certain liabilities of First Republic Bank (the "First Republic acquisition") from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. The acquisition resulted in a bargain purchase gain, which represents the excess of the estimated fair value of the net assets acquired above the purchase price.
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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. The final bargain purchase gain of $2.9 billion reflects adjustments of $103 million and $63 million for the years ended December 31, 2024 and 2023, respectively, made during the one-year measurement period, as permitted by U.S. GAAP, to finalize management's fair value estimates for the assets acquired and liabilities assumed. As of December 31, 2024, certain matters related to the final settlement remained outstanding between the Firm and the FDIC.
On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which will result in a gain of approximately $600 million to be recorded in other income in the first quarter of 2025.

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
As part of the consideration paid, JPMorganChase issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note"). The Purchase Money Note bears interest at a fixed rate of 3.4% and is secured by certain of the acquired loans. The Purchase Money Note is prepayable upon notice to the holder.
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

JPMorgan Chase & Co./2024 Form 10-K	319

Notes to consolidated financial statements
The computation of the purchase price, the fair values of the assets acquired and liabilities assumed as part of the First Republic acquisition and the related bargain purchase gain are presented below, which reflects adjustments made during the measurement period to the acquisition-date fair value of the net assets acquired. The measurement period ended on April 30, 2024.

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
(a)Net of cash acquired of $680 million, and including disputed amounts with the FDIC as of April 30, 2024.
(b)As part of the consideration paid, JPMorganChase issued a five-year, $50 billion secured note to the FDIC (the "Purchase Money Note").
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
For further discussion of the Firm’s accounting policies and valuation methodologies, refer to Notes 2 and 3 for fair value measurement, Note 10 for investment securities, Note 12 for loans, Note 17 for deposits, and Note 28 for lending-related commitments.
Core deposit and customer relationship intangibles
Core deposit and certain wealth management customer relationship intangibles were acquired as part of the First Republic acquisition. The core deposit intangible of $1.3 billion was valued by discounting estimated after-tax cost savings over the remaining useful life of the deposits using the favorable source of funds method. The after-tax cost savings were estimated based on the difference between the cost of maintaining the core deposit base relative to the cost of next best alternative funding sources available to market participants. The customer relationship intangibles of $180 million were valued by discounting estimated after-tax earnings over their remaining useful lives using the multi-period excess earnings method. Both intangible asset valuations utilized assumptions that the Firm believes a market participant would use to estimate fair values, such as growth and attrition rates, projected fee income as well as related costs to service the relationships, and discount rates. The core deposit and customer relationship intangibles are amortized over a projected period of future cash flows of approximately 7 years. Refer to Note 15 for further discussion on other intangible assets.

320	JPMorgan Chase & Co./2024 Form 10-K

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

	Year ended December 31,
(in millions)	2023	2022
Noninterest revenue	$65,816	$66,510
Net interest income	90,856	71,005
Net income	48,665	41,089

JPMorgan Chase & Co./2024 Form 10-K	321

Supplementary Information: Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials
Consolidated average balance sheets, interest and rates
Provided below is a summary of JPMorganChase’s consolidated average balances, interest and rates on a taxable-equivalent basis for the years 2022 through 2024. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and rates earned on assets exempt from income taxes (i.e., federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 24% in 2024, 2023 and 2022.

(Table continued on next page)
(Unaudited)	2024
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance(f)		Interest(f)		Rate
Assets
Deposits with banks	$490,205		$22,297		4.55%
Federal funds sold and securities purchased under resale agreements	359,197		18,299		5.09
Securities borrowed	209,744		9,208		4.39
Trading assets – debt instruments	456,029		20,373		4.47
Taxable securities	583,329		21,947		3.76
Non-taxable securities(a)	27,912		1,393		4.99
Total investment securities	611,241		23,340		3.82	(i)
Loans	1,322,425		92,588	(h)	7.00
All other interest-earning assets(b)(c)	88,726		8,305		9.36
Total interest-earning assets	3,537,567		194,410		5.50
Allowance for loan losses	(22,877)
Cash and due from banks	22,591
Trading assets – equity and other instruments	208,534
Trading assets – derivative receivables	57,005
Goodwill, MSRs and other intangible assets	64,393
All other noninterest-earning assets	218,709
Total assets	$4,085,922
Liabilities
Interest-bearing deposits	$1,748,050		$49,559		2.84%
Federal funds purchased and securities loaned or sold under repurchase agreements	363,820		19,149		5.26
Short-term borrowings	39,593		2,101		5.31
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	314,054		10,238		3.26
Beneficial interests issued by consolidated VIEs	26,515		1,383		5.22
Long-term debt	344,346		18,920		5.49
Total interest-bearing liabilities	2,836,378		101,350		3.57
Noninterest-bearing deposits	638,592
Trading liabilities – equity and other instruments(e)	32,025
Trading liabilities – derivative payables	39,497
All other liabilities, including the allowance for lending-related commitments	203,006
Total liabilities	3,749,498
Stockholders’ equity
Preferred stock	24,054
Common stockholders’ equity	312,370
Total stockholders’ equity	336,424	(g)
Total liabilities and stockholders’ equity	$4,085,922
Interest rate spread					1.93%
Net interest income and net yield on interest-earning assets			$93,060		2.63
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
(e)The combined balance of trading liabilities – debt and equity instruments was $185.4 billion, $153.3 billion and $138.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(f)Includes the effect of derivatives that qualify for hedge accounting where applicable. Taxable-equivalent amounts are used, also where applicable. Refer to Note 5 for additional information on hedge accounting.

322	JPMorgan Chase & Co./2024 Form 10-K

(Table continued from previous page)
2023						2022
Average balance(f)		Interest(f)		Rate		Average balance(f)		Interest(f)		Rate

$499,396		$21,797		4.36%		$670,773		$9,039		1.35%
317,159		15,079		4.75		307,150		4,632		1.51
193,228		7,983		4.13		205,516		2,237		1.09
376,928		16,001		4.25		283,108		9,097		3.21
573,914		17,390		3.03		626,122		10,372		1.66
30,886		1,560		5.05		27,863		1,224		4.39
604,800		18,950		3.13	(i)	653,985		11,596		1.77	(i)
1,248,076		83,589	(h)	6.70		1,100,318		52,877	(h)	4.81
86,121		7,669		8.90		128,229		3,763		2.93
3,325,708		171,068		5.14		3,349,079		93,241		2.78
(20,762)						(17,399)
24,853						27,601
160,087						140,778
64,227						78,606
63,212						59,467
204,899						215,408
$3,822,224						$3,853,540

$1,698,529		$40,016		2.36%		$1,748,666		$10,082		0.58%
256,086		13,259		5.18		242,762		3,721		1.53
37,468		1,894		5.05		46,063		747		1.62
286,605		9,396		3.28		268,019		3,246		1.21
18,648		953		5.11		11,208		226		2.02
296,433		15,803		5.33		250,080		8,075		3.23
2,593,769		81,321		3.14		2,566,798		26,097		1.02
660,538						719,249
30,501						39,155
46,355						57,388
181,601						185,989
3,512,764						3,568,579

27,404						31,893
282,056						253,068
309,460	(g)					284,961	(g)
$3,822,224						$3,853,540
				2.00%						1.76%
		$89,747		2.70				$67,144		2.00
(g)The ratio of average stockholders’ equity to average assets was 8.2%, 8.1% and 7.4% for the years ended December 31, 2024, 2023 and 2022, respectively. The return on average stockholders’ equity, based on net income, was 17.4%, 16.0% and 13.2% for the years ended December 31, 2024, 2023 and 2022, respectively.
(h)Included fees and commissions on loans of $3.6 billion, $2.2 billion and $1.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
(i)The annualized rate for securities based on amortized cost was 3.79%, 3.09% and 1.75% for the years ended December 31, 2024, 2023 and 2022, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. Refer to Note 12 for additional information on nonaccrual loans, including interest accrued.

JPMorgan Chase & Co./2024 Form 10-K	323

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest and rates segregated between U.S. and non-U.S. operations for the years 2022 through 2024. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction.

(Table continued on next page)
	2024
(Unaudited) Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest	Rate
Interest-earning assets
Deposits with banks:
U.S.	$284,913	$15,157	5.32%
Non-U.S.	205,292	7,140	3.48
Federal funds sold and securities purchased under resale agreements:
U.S.	193,210	10,686	5.53
Non-U.S.	165,987	7,613	4.59
Securities borrowed:
U.S.	150,251	7,330	4.88
Non-U.S.	59,493	1,878	3.16
Trading assets – debt instruments:
U.S.	309,568	13,579	4.39
Non-U.S.	146,461	6,794	4.64
Investment securities:
U.S.	567,784	21,458	3.78
Non-U.S.	43,457	1,882	4.33
Loans:
U.S.	1,211,978	85,621	7.06
Non-U.S.	110,447	6,967	6.31
All other interest-earning assets, predominantly U.S.(a)	88,726	8,305	9.36
Total interest-earning assets	3,537,567	194,410	5.50
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,307,000	33,173	2.54
Non-U.S.	441,050	16,386	3.72
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	294,476	15,949	5.42
Non-U.S.	69,344	3,200	4.61
Trading liabilities – debt, short-term and all other interest-bearing liabilities:
U.S.	222,710	8,289	3.72
Non-U.S.	130,937	4,050	3.09
Beneficial interests issued by consolidated VIEs, predominantly U.S.	26,515	1,383	5.22
Long-term debt:
U.S.	338,166	18,760	5.55
Non-U.S.	6,180	160	2.59
Total interest-bearing liabilities	2,836,378	101,350	3.57
Noninterest-bearing liabilities(b)	701,189
Total investable funds	$3,537,567	$101,350	2.86%
Net interest income and net yield:		$93,060	2.63%
U.S.		80,913	2.92
Non-U.S.		12,147	1.58
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			24.3
Liabilities			20.5
(a)The rates reflect the impact of interest earned on cash collateral where that cash collateral has been netted against certain derivative payables.
(b)Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

Refer to the “Net interest income” discussion in Consolidated Results of Operations on pages 59–62 for further information.

324	JPMorgan Chase & Co./2024 Form 10-K

(Table continued from previous page)
2023			2022
Average balance	Interest	Rate	Average balance	Interest	Rate

$296,784	$15,348	5.17%	$456,366	$7,418	1.63%
202,612	6,449	3.18	214,407	1,621	0.76

155,304	8,330	5.36	130,213	2,191	1.68
161,855	6,749	4.17	176,937	2,441	1.38

133,805	6,239	4.66	142,736	1,811	1.27
59,423	1,744	2.93	62,780	426	0.68

248,541	10,721	4.31	170,975	5,414	3.17
128,387	5,280	4.11	112,133	3,683	3.28

568,505	17,469	3.07	623,285	10,994	1.76
36,295	1,481	4.08	30,700	602	1.96

1,137,162	76,884	6.76	985,187	48,953	4.97
110,914	6,705	6.05	115,131	3,924	3.41
86,121	7,669	8.90	128,229	3,763	2.93
3,325,708	171,068	5.14	3,349,079	93,241	2.78

1,290,110	26,253	2.03	1,358,322	7,026	0.52
408,419	13,763	3.37	390,344	3,056	0.78

197,049	10,639	5.40	173,016	3,083	1.78
59,037	2,620	4.44	69,746	638	0.91

205,388	7,774	3.79	194,570	2,384	1.23
118,685	3,516	2.96	119,512	1,609	1.35
18,648	953	5.11	11,208	226	2.02

293,218	15,749	5.37	246,670	8,026	3.25
3,215	54	1.68	3,410	49	1.44
2,593,769	81,321	3.14	2,566,798	26,097	1.02
731,939			782,281
$3,325,708	$81,321	2.45%	$3,349,079	$26,097	0.78%
	$89,747	2.70%		$67,144	2.00%
	77,923	3.01		58,950	2.27
	11,824	1.61		8,194	1.09

		24.7			24.9
		20.2			20.6

JPMorgan Chase & Co./2024 Form 10-K	325

Changes in net interest income, volume and rate analysis

The table below presents an attribution of net interest income between volume and rate. The attribution between volume and rate is calculated using annual average balances for each category of assets and liabilities shown in the table and the corresponding annual rates (refer to pages 322-325 for more information on average balances and rates). In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume. The annual rates include the impact of changes in market rates, as well as the impact of any change in composition of the various products within each category of asset or liability. This analysis is calculated separately for each category without consideration of the relationship between categories (for example, the net spread between the rates earned on assets and the rates paid on liabilities that fund those assets). As a result, changes in the granularity or groupings considered in this analysis would produce a different attribution result, and due to the complexities involved, precise allocation of changes in interest rates between volume and rates is inherently complex and judgmental.

	2024 versus 2023			2023 versus 2022
(Unaudited)	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis; in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$(636)	$445	$(191)	$(8,225)	$16,155	$7,930
Non-U.S.	83	608	691	(361)	5,189	4,828
Federal funds sold and securities purchased under resale agreements:
U.S.	2,092	264	2,356	1,347	4,792	6,139
Non-U.S.	184	680	864	(629)	4,937	4,308
Securities borrowed:
U.S.	797	294	1,091	(411)	4,839	4,428
Non-U.S.	(3)	137	134	(95)	1,413	1,318
Trading assets – debt instruments:
U.S.	2,659	199	2,858	3,358	1,949	5,307
Non-U.S.	834	680	1,514	666	931	1,597
Investment securities:
U.S.	(47)	4,036	3,989	(1,690)	8,165	6,475
Non-U.S.	310	91	401	228	651	879
Loans:
U.S.	5,326	3,411	8,737	10,296	17,635	27,931
Non-U.S.	(26)	288	262	(258)	3,039	2,781
All other interest-earning assets, predominantly U.S.	240	396	636	(3,749)	7,655	3,906
Change in interest income	11,813	11,529	23,342	477	77,350	77,827
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	340	6,580	6,920	(1,284)	20,511	19,227
Non-U.S.	1,194	1,429	2,623	597	10,110	10,707
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	5,271	39	5,310	1,293	6,263	7,556
Non-U.S.	480	100	580	(480)	2,462	1,982
Trading liabilities – debt, short-term and all other interest-bearing liabilities:
U.S.	659	(144)	515	409	4,981	5,390
Non-U.S.	380	154	534	(17)	1,924	1,907
Beneficial interests issued by consolidated VIEs, predominantly U.S.	409	21	430	381	346	727
Long-term debt:
U.S.	2,483	528	3,011	2,494	5,229	7,723
Non-U.S.	77	29	106	(3)	8	5
Change in interest expense	11,293	8,736	20,029	3,390	51,834	55,224
Change in net interest income	$520	$2,793	$3,313	$(2,913)	$25,516	$22,603

326	JPMorgan Chase & Co./2024 Form 10-K

Glossary of Terms and Acronyms
2023 Form 10-K: Annual report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission.
ABS: Asset-backed securities
Active foreclosures: Loans referred to foreclosure where formal foreclosure proceedings are ongoing. Includes both judicial and non-judicial states.
AFS: Available-for-sale
ALCO: Asset Liability Committee
Alternative assets “Alternatives”: The following types of assets constitute alternative investments - hedge funds, currency, real estate, private equity and other investment funds designed to focus on nontraditional strategies
Amortized cost: Amount at which a financing receivable or investment is originated or acquired, adjusted for accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, charge-offs, foreign exchange, and fair value hedge accounting adjustments. For AFS securities, amortized cost is also reduced by any impairment losses recognized in earnings. Amortized cost is not reduced by the allowance for credit losses, except where explicitly presented net.
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
AWM: Asset & Wealth Management
Beneficial interests issued by consolidated VIEs: Represents the interest of third-party holders of debt, equity securities, or other obligations, issued by VIEs that JPMorganChase consolidates.
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

JPMorgan Chase & Co./2024 Form 10-K	327

Glossary of Terms and Acronyms
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
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCC: Firmwide Control Committee
FDIC: Federal Deposit Insurance Corporation
FDM: "Financial difficulty modification" applies to loan modifications effective January 1, 2023, and is deemed

328	JPMorgan Chase & Co./2024 Form 10-K

Glossary of Terms and Acronyms
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
Home equity – senior lien: Represents loans and commitments where JPMorganChase holds the first security interest on the property.
Home equity – junior lien: Represents loans and commitments where JPMorganChase holds a security interest that is subordinate in rank to other liens.
HQLA: “High-quality liquid assets” consist of cash and certain high-quality liquid securities as defined in the LCR rule.
HTM: Held-to-maturity
IBOR: Interbank Offered Rate
ICAAP: Internal capital adequacy assessment process
IDI: Insured depository institutions
IHC: JPMorgan Chase Holdings LLC, an intermediate holding company
Indirect tax expense: Refers to taxes that are imposed on goods and services rather than on income. Examples of indirect taxes include value-added tax (“VAT”) and sales tax, among others.
Investment-grade: An indication of credit quality based on JPMorganChase’s internal risk assessment. The Firm considers ratings of BBB-/Baa3 or higher as investment-grade.
IPO: Initial public offering
ISDA: International Swaps and Derivatives Association
JPMorganChase: JPMorgan Chase & Co.
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

JPMorgan Chase & Co./2024 Form 10-K	329

Glossary of Terms and Acronyms
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

330	JPMorgan Chase & Co./2024 Form 10-K

Glossary of Terms and Acronyms
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
NSFR: Net Stable Funding Ratio
OAS: Option-adjusted spread
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income/(loss)
OPEB: Other postretirement employee benefit
Operating losses: Primarily refer to fraud losses associated with customer deposit accounts, credit and debit cards; exclude legal expense.
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
Parent Company: JPMorgan Chase & Co.
Participating securities: Represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorganChase grants RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
PCAOB: Public Company Accounting Oversight Board
PCD: “Purchased credit deteriorated” assets represent acquired financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Firm.
PD: Probability of default
Pillar 1: The Basel framework consists of a three “Pillar” approach. Pillar 1 establishes minimum capital

JPMorgan Chase & Co./2024 Form 10-K	331

Glossary of Terms and Acronyms
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
ROE: Return on equity
ROTCE: Return on tangible common equity
ROU assets: Right-of-use assets
RSU(s): Restricted stock units
RWA “Risk-weighted assets”: Basel III establishes two comprehensive approaches for calculating RWA (a Standardized approach and an Advanced approach) which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced.
S&P: Standard and Poor’s
SAR as it pertains to Hong Kong: Special Administrative Region

332	JPMorgan Chase & Co./2024 Form 10-K

Glossary of Terms and Acronyms
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
Taxable-equivalent basis: In presenting results on a managed basis, the total net revenue for each of the reportable business segments and Corporate, and the Firm as a whole, is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in managed basis results on a level comparable to taxable investments and securities; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
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
VCG: Valuation Control Group
VGF: Valuation Governance Forum
VIEs: Variable interest entities
Warehouse loans: Consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as loans.

JPMorgan Chase & Co./2024 Form 10-K	333

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)
February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ TODD A. COMBS	Director
(Todd A. Combs)

/s/ ALICIA BOLER DAVIS	Director
(Alicia Boler Davis)

/s/ ALEX GORSKY	Director	February 14, 2025
(Alex Gorsky)

/s/ MELLODY HOBSON	Director
(Mellody Hobson)

/s/ PHEBE N. NOVAKOVIC	Director
(Phebe N. Novakovic)

/s/ VIRGINIA M. ROMETTY	Director
(Virginia M. Rometty)

/s/ BRAD D. SMITH	Director
(Brad D. Smith)

/s/ MARK A. WEINBERGER	Director
(Mark A. Weinberger)

/s/ JEREMY BARNUM	Executive Vice President and Chief Financial Officer
(Jeremy Barnum)	(Principal Financial Officer)

/s/ ELENA KORABLINA	Managing Director and Firmwide Controller
(Elena Korablina)	(Principal Accounting Officer)

334	JPMorgan Chase & Co./2024 Form 10-K