Form 10-Q
period 2025-03-31
JPMORGAN CHASE & CO
filed 2025-05-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2025	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of March 31, 2025: 2,779,094,488

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)
	1Q25	4Q24	3Q24	2Q24		1Q24
Selected income statement data
Total net revenue	$45,310	$42,768	$42,654	$50,200	(e)	$41,934
Total noninterest expense	23,597	22,762	22,565	23,713	(e)	22,757
Pre-provision profit(a)	21,713	20,006	20,089	26,487		19,177
Provision for credit losses	3,305	2,631	3,111	3,052		1,884
Income before income tax expense	18,408	17,375	16,978	23,435		17,293
Income tax expense	3,765	3,370	4,080	5,286		3,874
Net income	$14,643	$14,005	$12,898	$18,149		$13,419

Earnings per share data
Net income: Basic	$5.08	$4.82	$4.38	$6.13		$4.45
Diluted	5.07	4.81	4.37	6.12		4.44
Average shares: Basic	2,819.4	2,836.9	2,860.6	2,889.8		2,908.3
Diluted	2,824.3	2,842.4	2,865.9	2,894.9		2,912.8

Market and per common share data
Market capitalization	681,712	670,618	593,643	575,463		575,195
Common shares at period-end	2,779.1	2,797.6	2,815.3	2,845.1		2,871.6
Book value per share	119.24	116.07	115.15	111.29		106.81
Tangible book value per share (“TBVPS”)(a)	100.36	97.30	96.42	92.77		88.43
Cash dividends declared per share	1.40	1.25	1.25	1.15		1.15

Selected ratios and metrics
Return on common equity (“ROE”)(b)	18%	17%	16%	23%		17%
Return on tangible common equity (“ROTCE”)(a)(b)	21	21	19	28		21
Return on assets(b)	1.40	1.35	1.23	1.79		1.36
Overhead ratio	52	53	53	47		54
Loans-to-deposits ratio	54	56	55	55		54
Firm Liquidity coverage ratio (“LCR”) (average)	113	113	114	112		112
JPMorgan Chase Bank, N.A. LCR (average)	124	124	121	125		129
Common equity Tier 1 (“CET1”) capital ratio(c)(d)	15.4	15.7	15.3	15.3		15.0
Tier 1 capital ratio(c)(d)	16.5	16.8	16.4	16.7		16.4
Total capital ratio(c)(d)	18.2	18.5	18.2	18.5		18.2
Tier 1 leverage ratio(c)	7.2	7.2	7.1	7.2		7.2
Supplementary leverage ratio (“SLR”)(c)	6.0	6.1	6.0	6.1		6.1

Selected balance sheet data (period-end)
Trading assets	$875,203	$637,784	$787,489	$733,882		$754,409
Investment securities, net of allowance for credit losses	664,447	681,320	634,502	589,998		570,679
Loans	1,355,695	1,347,988	1,340,011	1,320,700		1,309,616
Total assets	4,357,856	4,002,814	4,210,048	4,143,003		4,090,727
Deposits	2,495,877	2,406,032	2,430,772	2,396,530		2,428,409
Long-term debt	407,224	401,418	410,157	394,028		395,872
Common stockholders’ equity	331,375	324,708	324,186	316,652		306,737
Total stockholders’ equity	351,420	344,758	345,836	340,552		336,637
Employees	318,477	317,233	316,043	313,206		311,921

Credit quality metrics
Allowances for credit losses	$27,835	$26,866	$26,543	$25,514		$24,695
Allowance for loan losses to total retained loans	1.94%	1.87%	1.86%	1.81%		1.77%
Nonperforming assets	$9,105	$9,300	$8,628	$8,423		$8,265
Net charge-offs	2,332	2,364	2,087	2,231		1,956
Net charge-off rate	0.74%	0.73%	0.65%	0.71%		0.62%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)As of January 1, 2025, the benefit from the Current Expected Credit Losses (“CECL”) capital transition provision had been fully phased out. For the periods ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(d)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 33-39 for additional information.
(e)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Executive Overview on pages 54–58, and Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information on the exchange offer for Visa Class B-1 common stock.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the first quarter of 2025.
This Quarterly Report on Form 10-Q for the first quarter of 2025 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 172–180 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 77 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 10–37 of the 2024 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.4 trillion in assets and $351.4 billion in stockholders’ equity as of March 31, 2025. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 17-31 and Note 25 of this Form 10-Q, and Note 32 of JPMorganChase's 2024 Form 10-K, for a description of the Firm’s reportable business segments and the products and services they provide to their respective client bases, as well as a description of Corporate activities.
The Firm's website is www.jpmorganchase.com. JPMorganChase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorganChase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-Q, is not incorporated by reference into this Form 10-Q or the Firm’s other filings with the SEC.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, this Form 10-Q and the 2024 Form 10-K should be read together and in their entirety.

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2025	2024	Change
Selected income statement data
Noninterest revenue	$22,037	$18,852	17%
Net interest income	23,273	23,082	1
Total net revenue	45,310	41,934	8
Total noninterest expense	23,597	22,757	4
Pre-provision profit	21,713	19,177	13
Provision for credit losses	3,305	1,884	75
Net income	14,643	13,419	9
Diluted earnings per share	5.07	4.44	14
Selected ratios and metrics
Return on common equity	18%	17%
Return on tangible common equity	21	21
Book value per share	$119.24	$106.81	12
Tangible book value per share	100.36	88.43	13
Capital ratios(a)(b)
CET1 capital	15.4%	15.0%
Tier 1 capital	16.5	16.4
Total capital	18.2	18.2
Memo:
NII excluding Markets(c)	$22,590	$23,020	(2)
NIR excluding Markets(c)	13,761	11,515	20
Markets(d)	9,663	8,013	21
Total net revenue - managed basis	$46,014	$42,548	8
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the period ended March 31, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 33-39 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively.
(d)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.

First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. Refer to Note 5 of this Form 10-Q and Note 34 on pages 319-321 of the Firm’s 2024 Form 10-K for additional information.
Comparisons noted in the sections below are for the first quarter of 2025 versus the first quarter of 2024, unless otherwise specified.
Firmwide overview
For the first quarter of 2025, JPMorganChase reported net income of $14.6 billion, up 9%, earnings per share of $5.07, ROE of 18% and ROTCE of 21%. The Firm's results included a $588 million First Republic-related gain in Corporate.
•Total net revenue was $45.3 billion, up 8%, reflecting:
–Net interest income ("NII") of $23.3 billion, up 1%, driven by higher Markets net interest income, higher revolving balances in Card Services, the impact of securities activity including from prior quarters, and higher wholesale deposit balances. These factors were predominantly offset by the impact of lower rates and deposit margin compression, as well as lower average deposit balances in CCB. NII excluding Markets was $22.6 billion, down 2%.
–Noninterest revenue ("NIR") was $22.0 billion, up 17%, predominantly driven by higher Markets noninterest revenue, a $588 million First Republic-related gain, higher asset management fees in AWM and CCB, lower net investment securities losses in Treasury and CIO, and higher investment banking fees.
•Noninterest expense was $23.6 billion, up 4%, driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees. The increase in expense was also driven by higher brokerage expense and distribution fees, and continued investments in technology and marketing, as well as the absence of a legal benefit from the prior year. These factors were largely offset by the impact of an FDIC special assessment accrual release of $323 million compared with an accrual increase of $725 million in the prior year.
•The provision for credit losses was $3.3 billion. Net charge-offs were $2.3 billion, up $376 million, predominantly driven by Card Services, reflecting the seasoning of vintages originated in recent years. The net addition to the allowance for credit losses was $973 million and included $549 million in wholesale and $441 million in consumer, and was largely driven by changes in the weighted-average macroeconomic outlook.
In the prior year, the provision was $1.9 billion, net charge-offs were $2.0 billion and the net reduction in the allowance for credit losses was $72 million.
•The total allowance for credit losses was $27.8 billion at March 31, 2025. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.94%, compared with 1.77% in the prior year.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 9-11 and pages 12-13, respectively, for a further discussion of the Firm's results, including the provision for credit losses.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of each of these measures.
•The Firm’s nonperforming assets totaled $9.1 billion at March 31, 2025, up 10%, driven by higher wholesale nonaccrual loans, largely in Real Estate, concentrated in Multifamily and Lodging, reflecting downgrades, partially offset by lower consumer nonaccrual loans, which included loan sales. Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 52-60 and pages 49-51, respectively, for additional information.
•Firmwide average loans of $1.3 trillion were up 2%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.4 trillion were up 2%, reflecting:
–net inflows in Payments and Securities Services, and
–growth in balances in new and existing client accounts in AWM, partially offset by
–a decline in CCB primarily driven by a decrease in balances in existing accounts due to migration into higher-yielding investments and increased customer spending.
Refer to Liquidity Risk Management on pages 40-46 for additional information.

Selected capital and other metrics
•CET1 capital was $280 billion, and the Standardized and Advanced CET1 ratios were 15.4% and 15.6%, respectively.
•SLR was 6.0%.
•TBVPS grew 13%, ending the first quarter of 2025 at $100.36.
•As of March 31, 2025, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $881 billion and unencumbered marketable securities with a fair value of approximately $635 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 40-46 for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the first quarter of 2025.

CCB ROE 31%	•Average deposits down 2%; client investment assets up 7% •Average loans up 1%; Card Services net charge-off rate of 3.58% •Debit and credit card sales volume(a) up 7% •Active mobile customers(b) up 8%
CIB ROE 18%
•Investment Banking fees up 12%; #1 ranking for Global Investment Banking fees with 9.0% wallet share in 1Q25
•Markets revenue up 21%, with Fixed Income Markets up 8% and Equity Markets up 48%
•Average Banking & Payments loans(c) down 3%; average client deposits(d) up 11%

AWM ROE 39%	•Assets under management ("AUM") of $4.1 trillion, up 15% •Average loans up 5% YoY; average deposits up 7%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(d)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 17-31 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2025, consisting of approximately:

$840 billion	Total credit provided and capital raised (including loans and commitments)

$60 billion	Credit for consumers

$10 billion	Credit for U.S. small businesses

$760 billion	Credit and capital for corporations and non-U.S. government entities(a)

$10 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 77 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 10–37 of the 2024 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2025 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2025
•Management expects net interest income to be approximately $94.5 billion and net interest income excluding Markets to be approximately $90.0 billion, market dependent.
•Management expects adjusted expense to be approximately $95.0 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.60%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16.

Business Developments
Regulatory developments
In April 2025, a Texas federal district court granted a joint request by the Consumer Financial Protection Bureau ("CFPB") and trade organizations to vacate the CFPB Late Fee Rule. Also in April 2025, Congress passed a resolution of disapproval overturning the CFPB Overdraft Rule that is expected to be signed into law by the President.
Refer to the Supervision and regulation section on pages 2–7 of JPMorganChase’s 2024 Form 10-K for additional information on the CFPB Late Fee Rule and the CFPB Overdraft Rule.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2025 and 2024, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 72–75 of this Form 10-Q and pages 161–164 of JPMorganChase’s 2024 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2025	2024	Change
Investment banking fees	$2,178	$1,954	11%
Principal transactions	7,614	6,790	12
Lending- and deposit-related fees	2,132	1,902	12
Asset management fees	4,700	4,146	13
Commissions and other fees	2,033	1,805	13
Investment securities losses	(37)	(366)	90
Mortgage fees and related income	278	275	1
Card income	1,216	1,218	—
Other income(a)	1,923	1,128	70
Noninterest revenue	22,037	18,852	17
Net interest income	23,273	23,082	1
Total net revenue	$45,310	$41,934	8%
(a)    Included operating lease income of $829 million and $672 million for the three months ended March 31, 2025 and 2024. Refer to Note 5 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by elevated refinancing activity, particularly in leveraged finance, and
•higher advisory fees predominantly driven by the closing of deals announced in 2024, partially offset by
•lower equity underwriting fees as challenging market conditions resulted in lower fees.
Refer to CIB segment results on pages 22-26 and Note 5 for additional information.
Principal transactions revenue increased, reflecting in CIB:
•higher Equity Markets revenue, particularly in Equity Derivatives, and
•higher Fixed Income Markets revenue, reflecting higher revenue in Rates, predominantly offset by lower revenue in Currencies & Emerging Markets, and Securitized Products.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 22-26 and Note 5 for additional information.
Lending- and deposit-related fees increased due to:
•a reduction in client credits applied to deposit-related fees as well as increased volumes resulting in higher cash management fees in Payments, partially offset by
•a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, primarily in AWM, as certain of the commitments have expired.
Refer to CIB and AWM segment results on pages 22-26 and pages 27-29, respectively, and Note 5 for additional information.
Asset management fees increased as a result of net inflows in AWM and higher average market levels in AWM and CCB. Refer to CCB and AWM segment results on pages 19-21 and pages 27-29, respectively, and Note 5 for additional information.
Commissions and other fees increased, largely due to higher brokerage commissions and fees on higher volume, in both CIB and AWM. Refer to CIB and AWM segment results on pages 22-26 and pages 27-29, respectively, and Note 5 for additional information.
Investment securities losses decreased, reflecting lower net losses compared to the prior year, which included sales of securities, primarily U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate results on pages 30-31 and Note 9 for additional information.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income was flat, reflecting, primarily in CCB, lower net interchange income and an increase in amortization related to new account origination costs, offset by higher annual fees. Refer to CCB segment results on pages 19-21 and Note 5 for additional information.

Other income increased, reflecting:
•a $588 million First Republic-related gain in Corporate, and
•higher auto operating lease income due to an increase in origination volume in CCB.
Refer to CCB and Corporate results on pages 19-21 and pages 30-31, respectively, for additional information; and Note 5 for additional information on the First Republic-related gain.
Net interest income increased driven by higher Markets net interest income, higher revolving balances in Card Services, the impact of securities activity including from prior quarters, and higher wholesale deposit balances. These factors were predominantly offset by the impact of lower rates and deposit margin compression, as well as lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.7 trillion, up $223 billion, and the yield was 5.19%, down 36 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.58%, a decrease of 13 bps. The net yield excluding Markets was 3.80%, down 3 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 171 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for an additional discussion of net yield excluding Markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2025	2024	Change
Consumer, excluding credit card	$204	$77	165%
Credit card	2,382	1,837	30
Total consumer	2,586	1,914	35
Wholesale	736	(56)	NM
Investment securities	(17)	26	NM
Total provision for credit losses	$3,305	$1,884	75%
Quarterly results
The provision for credit losses was $3.3 billion. Net charge-offs were $2.3 billion and the net addition to the allowance for credit losses was $973 million.
Net charge-offs included $2.1 billion in consumer, predominantly driven by Card Services, reflecting the seasoning of vintages originated in recent years, and $187 million in wholesale.
The net addition to the allowance for credit losses was largely driven by changes in the weighted-average macroeconomic outlook, and consisted of:
•$549 million in wholesale, which also reflected changes in credit quality on client-specific exposures and the impact of new lending-related commitments, and
•$441 million in consumer, predominantly driven by Card Services.
In the prior year, the provision was $1.9 billion, net charge-offs were $2.0 billion and the net reduction in the allowance for credit losses was $72 million.
Refer to CCB, CIB and AWM segment and Corporate results on pages 19-21, pages 22-26, pages 27-29, and pages 30-31, respectively; Allowance for Credit Losses on pages 61-63; Critical Accounting Estimates Used by the Firm on pages 72–75; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended March 31,
	2025	2024	Change
Compensation expense	$14,093	$13,118	7%
Noncompensation expense:
Occupancy	1,302	1,211	8
Technology, communications and equipment(a)	2,578	2,421	6
Professional and outside services	2,839	2,548	11
Marketing	1,304	1,160	12
Other expense	1,481	2,299	(36)
Total noncompensation expense	9,504	9,639	(1)
Total noninterest expense	$23,597	$22,757	4%
Certain components of other expense(b)
FDIC-related expense	$(11)	$973
Operating losses	386	299
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased driven by:
•higher revenue-related compensation, particularly in CIB and AWM, and
•growth in the number of employees across the LOBs and Corporate, primarily in front office and technology.
Noncompensation expense decreased as a result of:
•lower FDIC-related expense, which included the impact of an FDIC special assessment accrual release of $323 million in Corporate, compared with an accrual increase of $725 million in the prior year, and
•the absence of restructuring and integration costs associated with First Republic recorded in the prior year, offset by
•higher legal expense, particularly in CIB, largely due to the absence of a legal benefit from the prior year,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher investments in marketing, predominantly in CCB, as well as in technology across the Firm; and to a lesser extent,
•higher occupancy expense, higher operating losses, largely in CCB, and higher depreciation expense on higher auto lease assets.
Refer to Note 5 for additional information on other expense.

Income tax expense
(in millions)	Three months ended March 31,
	2025	2024	Change
Income before income tax expense	$18,408	$17,293	6%
Income tax expense	3,765	3,874	(3)
Effective tax rate	20.5%	22.4%
Quarterly results
The effective tax rate decreased predominantly driven by higher benefits related to the vesting of employee share-based awards in the current period as a result of the Firm’s higher share price, and changes in the mix of income and expenses subject to U.S. federal, state and local taxes.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2025 and December 31, 2024. Refer to pages 161–164 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	March 31, 2025	December 31, 2024	Change
Assets
Cash and due from banks	$22,066	$23,372	(6)%
Deposits with banks	403,837	445,945	(9)
Federal funds sold and securities purchased under resale agreements	429,506	295,001	46
Securities borrowed	238,702	219,546	9
Trading assets	875,203	637,784	37
Available-for-sale securities	399,363	406,852	(2)
Held-to-maturity securities	265,084	274,468	(3)
Investment securities, net of allowance for credit losses	664,447	681,320	(2)
Loans	1,355,695	1,347,988	1
Allowance for loan losses	(25,208)	(24,345)	4
Loans, net of allowance for loan losses	1,330,487	1,323,643	1
Accrued interest and accounts receivable	117,845	101,223	16
Premises and equipment	32,811	32,223	2
Goodwill, MSRs and other intangible assets	64,525	64,560	—
Other assets	178,427	178,197	—
Total assets	$4,357,856	$4,002,814	9%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB and cash deployment in Treasury and CIO, largely offset by the impact of higher deposits.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
Securities borrowed increased driven by Markets, reflecting higher client-driven activities.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to higher levels of debt and equity instruments in Markets related to client-driven market-making activities, as well as when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Investment securities decreased due to lower available-for-sale ("AFS") and held-to-maturity ("HTM") securities driven by maturities and paydowns. Refer to Corporate results on pages 30-31, Investment Portfolio Risk Management on page 64, and Notes 2 and 9 for additional information.

Loans increased, reflecting:
•higher wholesale loans, predominantly in Markets, associated with higher client demand, largely offset by
•a reduction in Card Services due to the impact of seasonality, and
•a decline in Home Lending as loan sales and paydowns outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $863 million, largely driven by changes in the weighted-average macroeconomic outlook, and consisted of:
•$451 million in consumer, predominantly driven by Card Services, and
•$412 million in wholesale, which also reflected changes in credit quality on client-specific exposures.
There was also a $125 million net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-11 and pages 47-64, respectively, Critical Accounting Estimates Used by the Firm on pages 72–75, and

Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased primarily due to higher client receivables related to client-driven activities in CIB.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2025	December 31, 2024	Change
Liabilities
Deposits	$2,495,877	$2,406,032	4%
Federal funds purchased and securities loaned or sold under repurchase agreements	533,046	296,835	80
Short-term borrowings	64,980	52,893	23
Trading liabilities	187,103	192,883	(3)
Accounts payable and other liabilities	293,538	280,672	5
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	24,668	27,323	(10)
Long-term debt	407,224	401,418	1
Total liabilities	4,006,436	3,658,056	10
Stockholders’ equity	351,420	344,758	2
Total liabilities and stockholders’ equity	$4,357,856	$4,002,814	9%
Deposits increased, reflecting the impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Securities Services and Payments,
•an increase in CCB primarily driven by new accounts, and
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, predominantly offset by continued migration into other investments.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities, higher secured financing of trading assets and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
Short-term borrowings increased driven by higher financing requirements in Markets.
Refer to Liquidity Risk Management on pages 40-46 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; and Notes 2 and 15 for deposits; and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements.

Trading liabilities: refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to higher client payables related to client-driven activities in CIB.
Beneficial interests issued by consolidated VIEs decreased largely driven by lower levels of outstanding commercial paper as a result of a decrease in loan balances in the Firm-administered multi-seller conduits in CIB. Refer to Liquidity Risk Management on pages 40-46 and Notes 13 and 22 for additional information, specifically Firm-sponsored VIEs and loan securitization trusts.
Long-term debt: refer to Liquidity Risk Management on pages 40-46 for additional information.
Stockholders’ equity increased reflecting net income and lower unrealized losses in AOCI, predominantly driven by the impact of lower interest rates on cash flow hedges and on the AFS portfolio in Treasury and CIO, largely offset by the impact of capital actions, including net repurchases of common shares and common and preferred stock dividend payments. Refer to Consolidated statements of changes in stockholders’ equity on page 81, Capital Actions on page 37, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2025 and 2024.

(in millions)	Three months ended March 31,
	2025	2024
Net cash provided by/(used in)
Operating activities	$(251,839)	$(154,158)
Investing activities	(118,076)	(43,379)
Financing activities	318,059	141,168
Effect of exchange rate changes on cash	8,442	(5,666)
Net decrease in cash and due from banks and deposits with banks	$(43,414)	$(62,035)
Operating activities
•In 2025, cash used resulted from higher trading assets, higher securities borrowed, higher accrued interest and accounts receivable and lower trading liabilities.
•In 2024, cash used resulted from higher trading assets and higher accrued interest and accounts receivable, partially offset by higher trading liabilities, accounts payable and other liabilities, and lower other assets.
Investing activities
•In 2025, cash used resulted from higher securities purchased under resale agreements, partially offset by net proceeds from investment securities.
•In 2024, cash used resulted from higher securities purchased under resale agreements, partially offset by proceeds from sales and securitizations of loans held-for-investment.
Financing activities
•In 2025, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, and net proceeds from long-and short-term borrowings.
•In 2024, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, net proceeds from long- and short-term borrowings and proceeds from the issuance of preferred stock.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 12-13, Capital Risk Management on pages 33-39, and Liquidity Risk Management on pages 40-46, and the Consolidated Statements of Cash Flows on page 82 of this Form 10-Q, and pages 108–115 of JPMorganChase’s 2024 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 78–82.
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
Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 67–69 of JPMorganChase’s 2024 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2025			2024
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,923	$602	$2,525	$1,128	$493	$1,621
Total noninterest revenue	22,037	602	22,639	18,852	493	19,345
Net interest income	23,273	102	23,375	23,082	121	23,203
Total net revenue	45,310	704	46,014	41,934	614	42,548
Total noninterest expense	23,597	NA	23,597	22,757	NA	22,757
Pre-provision profit	21,713	704	22,417	19,177	614	19,791
Provision for credit losses	3,305	NA	3,305	1,884	NA	1,884
Income before income tax expense	18,408	704	19,112	17,293	614	17,907
Income tax expense	3,765	704	4,469	3,874	614	4,488
Net income	$14,643	NA	$14,643	$13,419	NA	$13,419

Overhead ratio	52%	NM	51%	54%	NM	53%
(a)Predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended March 31,
	2025	2024	Change
Net interest income – reported(a)	$23,273	$23,082	1%
Fully taxable-equivalent adjustments	102	121	(16)
Net interest income – managed basis	$23,375	$23,203	1
Less: Markets net interest income(b)	785	183	329
Net interest income excluding Markets	$22,590	$23,020	(2)

Average interest-earning assets(a)	$3,668,384	$3,445,515	6
Less: Average Markets interest-earning assets(b)	1,255,149	1,031,075	22
Average interest-earning assets excluding Markets	$2,413,235	$2,414,440	—
Net yield on average interest-earning assets – managed basis	2.58%	2.71%
Net yield on average Markets interest-earning assets(b)	0.25	0.07
Net yield on average interest-earning assets excluding Markets	3.80%	3.83%

Noninterest revenue – reported	$22,037	$18,852	17
Fully taxable-equivalent adjustments	602	493	22
Noninterest revenue – managed basis	$22,639	$19,345	17
Less: Markets noninterest revenue(b)(c)	8,878	7,830	13
Noninterest revenue excluding Markets	$13,761	$11,515	20

Memo: Total Markets net revenue(b)	$9,663	$8,013	21
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2024 Form 10-K for additional information on hedge accounting.
(b)Refer to page 25 for further information on Markets.
(c)Includes the market-related revenues of the former Commercial Banking business segment. Prior-period amounts have been revised to conform with the current presentation. Refer to Business Segment & Corporate Results on page 70 of the Firm’s 2024 Form 10-K for additional information.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2025	Dec 31, 2024	Three months ended March 31,
			2025	2024
Common stockholders’ equity	$331,375	$324,708	$324,345	$300,277
Less: Goodwill	52,621	52,565	52,581	52,614
Less: Other intangible assets	2,777	2,874	2,830	3,157
Add: Certain deferred tax liabilities(a)	2,928	2,943	2,938	2,988
Tangible common equity	$278,905	$272,212	$271,872	$247,494

Return on tangible common equity	NA	NA	21%	21%
Tangible book value per share	$100.36	$97.30	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

BUSINESS SEGMENT & CORPORATE RESULTS
The Firm is managed on an LOB basis. There are three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
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
As a result of lower average interest rates in the current period, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 65-70 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 36, and page 104 of JPMorganChase’s 2024 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 70–90 and Note 32 of JPMorganChase’s 2024 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025	2024	Change	2025	2024	Change	2025	2024	Change
Total net revenue	$18,313	$17,653	4%	$19,666	$17,584	12%	$5,731	$5,109	12%
Total noninterest expense	9,857	9,297	6	9,842	8,724	13	3,713	3,460	7
Pre-provision profit	8,456	8,356	1	9,824	8,860	11	2,018	1,649	22
Provision for credit losses	2,629	1,913	37	705	1	NM	(10)	(57)	82
Net income	4,425	4,831	(8)	6,942	6,622	5	1,583	1,290	23
Return on equity (“ROE”)	31%	35%		18%	20%		39%	33%

Three months ended March 31,	Corporate			Total
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Total net revenue	$2,304	$2,202	5%	$46,014	$42,548	8%
Total noninterest expense	185	1,276	(86)	23,597	22,757	4
Pre-provision profit	2,119	926	129	22,417	19,791	13
Provision for credit losses	(19)	27	NM	3,305	1,884	75
Net income	1,693	676	150	14,643	13,419	9
ROE	NM	NM		18%	17%
Refer to Note 25 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three months ended March 31, 2025 and 2024, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 73–76 of JPMorganChase's 2024 Form 10-K and Line of Business Metrics on page 179 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2025	2024	Change
Revenue
Lending- and deposit-related fees	$839	$822	2%
Asset management fees	1,093	947	15
Mortgage fees and related income	263	274	(4)
Card income	653	682	(4)
All other income(a)	1,323	1,220	8
Noninterest revenue	4,171	3,945	6
Net interest income	14,142	13,708	3
Total net revenue	18,313	17,653	4

Provision for credit losses	2,629	1,913	37

Noninterest expense
Compensation expense	4,448	4,229	5
Noncompensation expense(b)	5,409	5,068	7
Total noninterest expense	9,857	9,297	6
Income before income tax expense	5,827	6,443	(10)
Income tax expense	1,402	1,612	(13)
Net income	$4,425	$4,831	(8)

Revenue by business
Banking & Wealth Management	$10,254	$10,324	(1)
Home Lending	1,207	1,186	2
Card Services & Auto	6,852	6,143	12

Mortgage fees and related income details:
Production revenue	110	130	(15)
Net mortgage servicing revenue(c)	153	144	6
Mortgage fees and related income	$263	$274	(4)%

Financial ratios
Return on equity	31%	35%
Overhead ratio	54	53
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $824 million and $665 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Included depreciation expense on leased assets of $499 million and $427 million for the three months ended March 31, 2025 and 2024, respectively.
(c)Included MSR risk management results of $9 million and $(1) million for the three months ended March 31, 2025 and 2024, respectively.

Quarterly results
Net income was $4.4 billion, down 8%.
Net revenue was $18.3 billion, up 4%.
Net interest income was $14.1 billion, up 3%, driven by:
•higher Card Services NII, predominantly driven by higher revolving balances, partially offset by
•lower NII in Banking & Wealth Management ("BWM"), driven by lower average deposit balances.
Noninterest revenue was $4.2 billion, up 6%, driven by:
•higher auto operating lease income as a result of higher lease origination volume, and
•higher asset management fees reflecting higher average market levels, partially offset by
•in BWM, the absence of other service fees associated with First Republic recorded in the prior year, as well as
•lower card income, driven by lower net interchange and an increase in amortization related to new account origination costs, largely offset by higher annual fees. The net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on card income, asset management fees and commissions and other fees; and Critical Accounting Estimates on pages 72–75 for additional information on the credit card rewards liability.
Noninterest expense was $9.9 billion, up 6%, reflecting:
•higher noncompensation expense, predominantly driven by marketing, higher auto lease depreciation on higher auto lease assets, and higher operating losses, as well as
•higher compensation expense, predominantly driven by an increase in the number of employees, primarily bankers and advisors and employees in technology, as well as higher revenue-related compensation for advisors.
The provision for credit losses was $2.6 billion. Net charge-offs were $2.2 billion, up $275 million, predominantly in Card Services, reflecting the seasoning of vintages originated in recent years. The net addition to the allowance for credit losses of $475 million was predominantly driven by changes in the weighted-average macroeconomic outlook.

In the prior year, the provision was $1.9 billion, net charge-offs were $1.9 billion and the net addition to the allowance for credit losses was $34 million.
Refer to Credit and Investment Risk Management on pages 47-64 and Allowance for Credit Losses on pages 61-63 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except employees)	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$636,105		$629,122	1%
Loans:
Banking & Wealth Management	33,098		31,266	6
Home Lending(a)	241,427		254,243	(5)
Card Services	223,517		206,823	8
Auto	72,116		76,508	(6)
Total loans	570,158		568,840	—
Deposits	1,080,138		1,105,583	(2)
Equity	56,000		54,500	3
Selected balance sheet data (average)
Total assets	$639,664		$627,862	2
Loans:
Banking & Wealth Management	33,160		31,241	6
Home Lending(b)	244,282		257,866	(5)
Card Services	224,493		204,701	10
Auto	72,462		77,268	(6)
Total loans	574,397		571,076	1
Deposits	1,053,677		1,079,243	(2)
Equity	56,000		54,500	3

Employees	145,530	(c)	142,758	2%
(a)At March 31, 2025 and 2024, Home Lending loans held-for-sale and loans at fair value were $6.4 billion and $4.8 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $7.5 billion and $4.7 billion for the three months ended March 31, 2025 and 2024, respectively.
(c)In the first quarter of 2025, 419 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2025	2024	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,266	$3,647	(10)%
Net charge-offs/(recoveries)
Banking & Wealth Management	97	79	23
Home Lending	(26)	(7)	(271)
Card Services	1,983	1,688	17
Auto	100	119	(16)
Total net charge-offs/(recoveries)	$2,154	$1,879	15

Net charge-off/(recovery) rate
Banking & Wealth Management	1.19%	1.02%
Home Lending	(0.04)	(0.01)
Card Services	3.58	3.32
Auto	0.56	0.62
Total net charge-off/(recovery) rate	1.54%	1.33%

30+ day delinquency rate
Home Lending(b)	1.04%	0.70%
Card Services	2.21	2.23
Auto	1.20	1.03

90+ day delinquency rate - Card Services	1.16%	1.16%

Allowance for loan losses
Banking & Wealth Management	$794	$706	12
Home Lending	557	432	29
Card Services	15,008	12,606	19
Auto	637	742	(14)
Total allowance for loan losses	$16,996	$14,486	17%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $81 million and $107 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At March 31, 2025 and 2024, excluded mortgage loans insured by U.S. government agencies of $114 million and $147 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2025	2024	Change
Business Metrics
Number of branches	4,972	4,907	1%
Active digital customers (in thousands)(a)	72,480	68,496	6
Active mobile customers (in thousands)(b)	59,036	54,674	8
Debit and credit card sales volume	$448.7	$420.7	7
Total payments transaction volume (in trillions)(c)	1.6	1.5	7

Banking & Wealth Management
Average deposits	$1,039.0	$1,065.6	(2)
Deposit margin	2.69%	2.71%
Business Banking average loans	$19.5	$19.4	—
Business banking origination volume	0.8	1.1	(28)
Client investment assets(d)	1,079.8	1,010.3	7
Number of client advisors	5,860	5,571	5

Home Lending
Mortgage origination volume by channel
Retail	$5.5	$4.4	25
Correspondent	3.9	2.2	77
Total mortgage origination volume(e)	$9.4	$6.6	42

Third-party mortgage loans serviced (period-end)	$661.6	$626.2	6
MSR carrying value (period-end)	9.1	8.6	6

Card Services
Sales volume, excluding commercial card	$310.6	$291.0	7
Net revenue rate	10.38%	10.09%
Net yield on average loans	10.31	9.90

Auto
Loan and lease origination volume	$10.7	$8.9	20
Average auto operating lease assets	13.6	10.4	31%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 27-29 for additional information.
(e)Firmwide mortgage origination volume was $11.2 billion and $7.6 billion for the three months ended March 31, 2025 and 2024, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 77–83 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 179 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2025	2024	Change
Revenue
Investment banking fees	$2,248	$2,014	12%
Principal transactions	7,608	6,634	15
Lending- and deposit-related fees	1,230	973	26
Commissions and other fees	1,437	1,272	13
Card income	551	525	5
All other income	748	743	1
Noninterest revenue	13,822	12,161	14
Net interest income	5,844	5,423	8
Total net revenue(a)	19,666	17,584	12
Provision for credit losses	705	1	NM

Noninterest expense
Compensation expense	5,330	4,896	9
Noncompensation expense	4,512	3,828	18
Total noninterest expense	9,842	8,724	13
Income before income tax expense	9,119	8,859	3
Income tax expense	2,177	2,237	(3)
Net income	$6,942	$6,622	5%
Financial ratios
Return on equity	18%	20%
Overhead ratio	50	50
Compensation expense as percentage of total net revenue	27	28
(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $658 million and $557 million for the three months ended March 31, 2025 and 2024, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2025	2024	Change
Revenue by business
Investment Banking	$2,268	$2,216	2%
Payments	4,565	4,466	2
Lending	1,915	1,724	11
Other	6	(3)	NM
Total Banking & Payments	8,754	8,403	4
Fixed Income Markets	5,849	5,428	8
Equity Markets	3,814	2,585	48
Securities Services	1,269	1,183	7
Credit Adjustments & Other(a)	(20)	(15)	(33)
Total Markets & Securities Services	10,912	9,181	19
Total net revenue	$19,666	$17,584	12%
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

Selected income statement data
	Three months ended March 31,
(in millions)	2025	2024	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking	$5,969	$5,820	3%
Commercial Banking	2,825	2,837	—
Middle Market Banking	1,956	1,927	2
Commercial Real Estate Banking	869	910	(5)
Other	(40)	(254)	84
Total Banking & Payments revenue	$8,754	$8,403	4%
(a)Refer to Line of Business Metrics on page 179 for a description of each of the client coverage segments.

Quarterly results
Net income was $6.9 billion, up 5%.
Net revenue was $19.7 billion, up 12%.
Banking & Payments revenue was $8.8 billion, up 4%.
•Investment Banking revenue was $2.3 billion, up 2%. Investment Banking fees were up 12%, driven by higher debt underwriting and advisory fees, partially offset by lower equity underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $694 million, up 16%, predominantly driven by the closing of deals announced in 2024.
–Debt underwriting fees were $1.2 billion, up 16%, predominantly driven by elevated refinancing activity, particularly in leveraged finance.
–Equity underwriting fees were $324 million, down 9%, as challenging market conditions resulted in lower fees.
•Payments revenue was $4.6 billion, up 2%. Excluding the net impact of equity investments, revenue was up 3%, driven by higher average deposits and fee growth, predominantly offset by deposit margin compression.
•Lending revenue was $1.9 billion, up 11%, driven by lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments, partially offset by lower loan balances.
Markets & Securities Services revenue was $10.9 billion, up 19%. Markets revenue was $9.7 billion, up 21%.
•Equity Markets revenue was $3.8 billion, up 48%, driven by higher revenue across products, with a particularly strong performance in Equity Derivatives amid elevated levels of volatility.
•Fixed Income Markets revenue was $5.8 billion, up 8%, predominantly driven by higher revenue in Rates and Commodities.
•Securities Services revenue was $1.3 billion, up 7%, driven by fee growth on higher client activity and market levels as well as higher average deposits, partially offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $20 million, compared with a loss of $15 million in the prior year.
Noninterest expense was $9.8 billion, up 13%, predominantly driven by higher compensation, including higher revenue-related compensation and an increase in the number of employees, as well as higher brokerage expense and higher legal expense, largely due to the absence of a legal benefit from the prior year.
The provision for credit losses was $705 million, predominantly driven by changes in credit quality on client-specific exposures, changes in the weighted-average macroeconomic outlook, and the impact of new lending-related commitments. The net addition to the allowance for credit losses was $528 million and net charge-offs were $177 million.
In the prior year, the provision was $1 million, net charge-offs were $69 million and the net reduction in the allowance for credit losses was $68 million.
Refer to Credit and Investment Risk Management on pages 47-64, Allowance for Credit Losses on pages 61-63, and Critical Accounting Estimates on pages 72–75 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
(in millions, except employees)	As of or for the three months ended March 31,
	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$2,174,123		$1,898,251	15%
Loans:
Loans retained	497,657		475,454	5
Loans held-for-sale and loans at fair value(a)	48,201		40,746	18
Total loans	545,858		516,200	6
Equity	149,500		132,000	13

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$121,516	(c)	$129,179	(6)%
Commercial Banking	219,220		223,474	(2)
Middle Market Banking	74,334		79,207	(6)
Commercial Real Estate Banking	144,886		144,267	—
Other	260		588	(56)
Total Banking & Payments loans	340,996		353,241	(3)

Selected balance sheet data (average)
Total assets	$2,045,105		$1,794,118	14
Trading assets-debt and equity instruments	685,039		580,899	18
Trading assets-derivative receivables	58,987		57,268	3
Loans:
Loans retained	$482,304		$471,187	2
Loans held-for-sale and loans at fair value(a)	46,422		43,537	7
Total loans	$528,726		$514,724	3
Deposits	1,106,158		1,045,788	6
Equity	149,500		132,000	13

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$121,147	(c)	$127,403	(5)%
Commercial Banking	218,560		222,323	(2)
Middle Market Banking	73,629		78,364	(6)
Commercial Real Estate Banking	144,931		143,959	1
Other	240		590	(59)
Total Banking & Payments loans	$339,947		$350,316	(3)

Employees	92,755	(d)	92,478	—%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 179 for a description of each of the client coverage segments.
(c)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(d)In the first quarter of 2025, 219 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2025	2024	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$177	$69	157%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,413	$2,146	59
Nonaccrual loans held-for-sale and loans at fair value(b)	1,255	1,093	15
Total nonaccrual loans	4,668	3,239	44
Derivative receivables	169	293	(42)
Assets acquired in loan satisfactions	211	159	33
Total nonperforming assets	$5,048	$3,691	37
Allowance for credit losses:
Allowance for loan losses	$7,680	$7,291	5
Allowance for lending-related commitments	2,113	1,785	18
Total allowance for credit losses	$9,793	$9,076	8%
Net charge-off/(recovery) rate(c)	0.15%	0.06%
Allowance for loan losses to period-end loans retained	1.54	1.53
Allowance for loan losses to nonaccrual loans retained(a)	225	340
Nonaccrual loans to total period-end loans	0.86%	0.63%
(a)Allowance for loan losses of $566 million and $375 million were held against these nonaccrual loans at March 31, 2025 and 2024, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $36 million and $50 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended March 31,
(in millions)	2025	2024	Change
Advisory	$694	$598	16%
Equity underwriting	324	355	(9)
Debt underwriting(a)	1,230	1,061	16
Total investment banking fees	$2,248	$2,014	12%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2024
	2025		2024
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.8%	# 2	9.1%	# 1	9.3%
U.S.	2	8.5	2	10.2	2	11.2
Equity and equity-related(c)
Global	1	10.3	2	9.3	1	11.0
U.S.	1	13.6	1	12.7	1	14.6
Long-term debt(d)
Global	1	7.7	1	7.7	1	7.5
U.S.	1	10.9	1	11.4	1	11.4
Loan syndications
Global	1	11.8	1	12.1	1	10.3
U.S.	1	13.2	1	14.6	1	12.0
Global investment banking fees(e)	# 1	9.0%	# 1	9.0%	# 1	9.2%
(a)Source: Dealogic as of April 1, 2025. Reflects the ranking of revenue wallet and market share.
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
Markets revenue
The following table summarizes selected income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets generally occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 81 of JPMorganChase’s 2024 Form 10-K for further information.
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2025			2024
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,422	$4,174	$7,596	$3,275	$3,342	$6,617
Lending- and deposit-related fees	110	33	143	122	18	140
Commissions and other fees	161	606	767	159	514	673
All other income	383	(11)	372	422	(22)	400
Noninterest revenue	4,076	4,802	8,878	3,978	3,852	7,830
Net interest income	1,773	(988)	785	1,450	(1,267)	183
Total net revenue	$5,849	$3,814	$9,663	$5,428	$2,585	$8,013

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2025	2024	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$16,943	$15,739	8%
Equity	14,615	13,908	5
Other(a)	4,120	4,338	(5)
Total AUC	$35,678	$33,985	5
Client deposits and other third-party liabilities (average)(b)	$1,034,382	$931,603	11%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,542	$4,172	9%
Asia-Pacific	2,619	2,141	22
Latin America/Caribbean	545	723	(25)
Total international net revenue	7,706	7,036	10
North America	11,960	10,548	13
Total net revenue	$19,666	$17,584	12

Loans retained (period-end)(a)
Europe/Middle East/Africa	$48,681	$44,355	10
Asia-Pacific	17,231	15,391	12
Latin America/Caribbean	10,401	7,877	32
Total international loans	76,313	67,623	13
North America	421,344	407,831	3
Total loans retained	$497,657	$475,454	5

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$281,119	$261,453	8
Asia-Pacific	152,609	137,245	11
Latin America/Caribbean	44,037	41,268	7
Total international	$477,765	$439,966	9
North America	556,617	491,637	13
Total client deposits and other third-party liabilities	$1,034,382	$931,603	11

AUC (period-end)(b) (in billions)
North America	$23,753	$22,991	3
All other regions	11,925	10,994	8
Total AUC	$35,678	$33,985	5%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 84–87 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 180 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2025	2024	Change
Revenue
Asset management fees	$3,595	$3,170	13%
Commissions and other fees	273	193	41
All other income(a)	125	151	(17)
Noninterest revenue	3,993	3,514	14
Net interest income	1,738	1,595	9
Total net revenue	5,731	5,109	12

Provision for credit losses	(10)	(57)	82

Noninterest expense
Compensation expense	2,096	1,972	6
Noncompensation expense	1,617	1,488	9
Total noninterest expense	3,713	3,460	7

Income before income tax expense	2,028	1,706	19
Income tax expense	445	416	7
Net income	$1,583	$1,290	23

Revenue by line of business
Asset Management	$2,671	$2,326	15
Global Private Bank	3,060	2,783	10
Total net revenue	$5,731	$5,109	12%

Financial ratios
Return on equity	39%	33%
Overhead ratio	65	68
Pre-tax margin ratio:
Asset Management	32	28
Global Private Bank	38	38
Asset & Wealth Management	35	33
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.

Quarterly results
Net income was $1.6 billion, up 23%.
Net revenue was $5.7 billion, up 12%. Net interest income was $1.7 billion, up 9%. Noninterest revenue was $4.0 billion, up 14%.
Revenue from Asset Management was $2.7 billion, up 15%, predominantly driven by higher asset management fees reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $3.1 billion, up 10%, driven by:
•higher noninterest revenue as a result of:
–higher management fees due to strong net inflows and higher brokerage fees, partially offset by
–a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income, largely driven by higher average deposits.
Noninterest expense was $3.7 billion, up 7%, largely driven by:
•higher compensation, primarily revenue-related compensation and continued growth in private banking advisor teams, as well as
•higher distribution fees.
The provision for credit losses was a net benefit of $10 million, compared with a net benefit of $57 million in the prior year.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 47-64 and Allowance for Credit Losses on pages 61-63 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, ratios and employees)	2025		2024	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	67%		69%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	71		54
3 years	73		70
5 years	73		73

Selected balance sheet data (period-end)(c)
Total assets	$258,354		$240,555	7%
Loans	237,201		222,472	7
Deposits	250,219		230,413	9
Equity	16,000		15,500	3

Selected balance sheet data (average)(c)
Total assets	$253,372		$241,384	5
Loans	233,937		223,429	5
Deposits	244,107		227,723	7
Equity	16,000		15,500	3

Employees	29,516	(d)	28,670	3

Number of Global Private Bank client advisors	3,781		3,536	7

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$1		$8	(88)
Nonaccrual loans	675	(e)	769	(12)
Allowance for credit losses:
Allowance for loan losses	$530		$571	(7)
Allowance for lending-related commitments	33		27	22
Total allowance for credit losses	$563		$598	(6)
Net charge-off/(recovery) rate	—%		0.01%
Allowance for loan losses to period-end loans	0.22	(e)	0.26
Allowance for loan losses to nonaccrual loans	93	(e)	74
Nonaccrual loans to period-end loans	0.28		0.35
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
(d)In the first quarter of 2025, 130 employees were transferred to Corporate as a result of the centralization of certain functions.
(e)Includes $107 million of nonaccrual loans held-for-sale at March 31, 2025, which are excluded from the allowance coverage ratio calculations.
Client assets
Assets under management of $4.1 trillion and client assets of $6.0 trillion were each up 15%, driven by continued net inflows and higher market levels.

	As of March 31,
(in billions)	2025	2024	Change
Assets by asset class
Liquidity	$1,120	$927	21%
Fixed income	879	762	15
Equity	1,128	964	17
Multi-asset	764	711	7
Alternatives	222	200	11
Total assets under management	4,113	3,564	15
Custody/brokerage/administration/deposits	1,889	1,655	14
Total client assets(a)	$6,002	$5,219	15

Assets by client segment
Private Banking(b)	$1,201	$995	21
Global Institutional	1,705	1,494	14
Global Funds(b)	1,207	1,075	12
Total assets under management	$4,113	$3,564	15

Private Banking(b)	$2,949	$2,542	16
Global Institutional	1,828	1,595	15
Global Funds(b)	1,225	1,082	13
Total client assets(a)	$6,002	$5,219	15%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2025, the Firm realigned certain client assets from Private Banking to Global Funds to reflect them in the client segment where the assets are invested. Prior period amounts have been revised to conform with the current presentation.

Client assets (continued)
	Three months ended March 31,
(in billions)	2025	2024
Assets under management rollforward
Beginning balance	$4,045	$3,422
Net asset flows:
Liquidity	36	(4)
Fixed income	11	14
Equity	37	21
Multi-asset	3	(2)
Alternatives	3	1
Market/performance/other impacts	(22)	112
Ending balance, March 31	$4,113	$3,564

Client assets rollforward
Beginning balance	$5,932	$5,012
Net asset flows	120	43
Market/performance/other impacts	(50)	164
Ending balance, March 31	$6,002	$5,219

Selected Firmwide Metrics - Wealth Management
	As of March 31,
	2025	2024	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$3,791	$3,360	13%
Number of client advisors	9,641	9,107	6

Stock Plan Administration(b)
Number of stock plan participants (in thousands)	1,500	1,038	45
Client assets (in billions)	$281	$233	21%
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)    Relates to an equity plan administration business which was acquired in 2022 with the Firm’s purchase of Global Shares. The increase in 2025 includes the impact of onboarding participants in the Firm’s employee stock plans during the fourth quarter of 2024.

International
	Three months ended March 31,
(in millions)	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$922	$853	8%
Asia-Pacific	550	471	17
Latin America/Caribbean	286	261	10
Total international net revenue	1,758	1,585	11
North America	3,973	3,524	13
Total net revenue(a)	$5,731	$5,109	12%
(a)Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2025	2024	Change
Assets under management
Europe/Middle East/Africa	$616	$552	12%
Asia-Pacific	321	270	19
Latin America/Caribbean	110	90	22
Total international assets under management	1,047	912	15
North America	3,066	2,652	16
Total assets under management	$4,113	$3,564	15

Client assets
Europe/Middle East/Africa	$867	$749	16
Asia-Pacific	509	415	23
Latin America/Caribbean	259	241	7
Total international client assets	1,635	1,405	16
North America	4,367	3,814	14
Total client assets	$6,002	$5,219	15%

CORPORATE
Refer to pages 88–90 of JPMorganChase’s 2024 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except employees)	2025		2024		Change
Revenue
Principal transactions	$(87)		$65		NM
Investment securities losses	(37)		(366)		90%
All other income	777		26		NM
Noninterest revenue	653		(275)		NM
Net interest income	1,651		2,477		(33)
Total net revenue(a)	2,304		2,202		5
Provision for credit losses	(19)		27		NM
Noninterest expense	185	(c)	1,276	(c)	(86)
Income before income tax expense	2,138		899		138
Income tax expense	445		223		100
Net income	$1,693		$676		150
Total net revenue
Treasury and CIO	$1,564		$2,317		(32)
Other Corporate	740		(115)		NM
Total net revenue	$2,304		$2,202		5
Net income/(loss)
Treasury and CIO	$1,158		$1,641		(29)
Other Corporate	535	(c)	(965)	(c)	NM
Total net income	$1,693		$676		150
Total assets (period-end)	$1,289,274		$1,322,799		(3)
Loans (period-end)	2,478		2,104		18
Deposits (period-end)(b)	25,064		22,515		11
Employees	50,676	(d)	48,015		6%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $36 million and $49 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025, and an accrual increase of $725 million for the three months ended March 31, 2024.
(d)In the first quarter of 2025, 768 employees were transferred from the LOBs to Corporate as a result of the centralization of certain functions.
Quarterly results
Net income was $1.7 billion, compared with $676 million in the prior year.
Net revenue was $2.3 billion, compared with $2.2 billion in the prior year.
Net interest income was $1.7 billion, down 33%, driven by the impact of lower rates and changes in the FTP for consumer deposits, partially offset by the impact of securities activity including from prior quarters.
Refer to Business Segment & Corporate Results on page 17 for additional information on FTP.
Noninterest revenue was $653 million, compared with a loss of $275 million in the prior year, driven by:
•a $588 million First Republic-related gain, and
•lower net investment securities losses compared to the prior year, which included sales of securities, primarily U.S. GSE and government agency MBS and U.S. Treasuries, associated with repositioning the investment securities portfolio in Treasury and CIO.
Refer to Note 5 for additional information on the First Republic-related gain, and Note 9 and Note 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $185 million, down 86%, predominantly driven by:
•the impact of an FDIC special assessment accrual release of $323 million, compared with an accrual increase of $725 million in the prior year, and
•the absence of restructuring and integration costs associated with First Republic recorded in the prior year.
The provision for credit losses was a net benefit of $19 million. In the prior year, the provision was $27 million.
The current period income tax expense was predominantly driven by changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Other Corporate includes the Firm's international consumer initiatives, which primarily consists of Chase U.K., Nutmeg, and an ownership stake in C6 Bank.

Treasury and CIO overview
At March 31, 2025, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 40-46 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 65-70 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2025	2024	Change
Investment securities losses	$(37)	$(366)	90%
Available-for-sale securities (average)	$391,997	$222,943	76
Held-to-maturity securities (average)	269,906	354,759	(24)
Investment securities portfolio (average)	$661,903	$577,702	15
Available-for-sale securities (period-end)	$396,316	$233,770	70
Held-to-maturity securities (period-end)	265,084	334,527	(21)
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$661,400	$568,297	16%
(a)As of March 31, 2025 and 2024, the allowance for credit losses on investment securities was $85 million and $120 million, respectively.

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
Refer to pages 91–95 of JPMorganChase’s 2024 Form 10-K for a further discussion of Firmwide risk management governance and oversight.
Risk governance and oversight functions
The following sections of this Form 10-Q and the 2024 Form 10-K discuss the risk governance and oversight functions in place to oversee the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		96
Capital Risk	33–39	97-107
Liquidity Risk	40–46	108-115
Reputation Risk		116
Consumer Credit Risk	49–51	120-125
Wholesale Credit Risk	52–60	126-136
Investment Portfolio Risk	64	140
Market Risk	65–70	141-149
Country Risk	71	150-151
Climate Risk		152
Operational Risk		153-156
Compliance Risk		157
Conduct Risk		158
Legal Risk		159
Estimations and Model Risk		160

CAPITAL RISK MANAGEMENT
Capital risk is the risk that the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 97–107 of JPMorganChase’s 2024 Form 10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s capital risk management.
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
As of March 31, 2025, the Firm’s Basel III Standardized risk-based ratios continue to be more binding than the Basel III Advanced risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs.
Refer to page 36 of this Form 10-Q and page 104 of JPMorganChase's 2024 Form 10-K for additional information on SLR.

Key Regulatory Developments
In April 2025, the Federal Reserve proposed changes to the calculation of the Stress Capital Buffer (“SCB”) for large bank holding companies, including the Firm. The proposal aims to reduce SCB volatility by using the average of supervisory stress results from the previous two annual stress tests to calculate the SCB. The proposal would also modify the annual effective date of the SCB from October 1 to January 1 and make targeted changes to reporting requirements to streamline data collection. The proposal would be effective January 1, 2026.
Refer to page 99 of JPMorganChase's 2024 Form 10-K for information on other Key Regulatory Developments.

Selected capital and RWA data
The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 97–107 of JPMorganChase’s 2024 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	March 31, 2025	December 31, 2024	Capital ratio requirements(b)	March 31, 2025		December 31, 2024		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$279,791	$275,513		$279,791		$275,513
Tier 1 capital	299,132	294,881		299,132		294,881
Total capital	330,533	325,589		316,529	(c)	311,898	(c)
Risk-weighted assets	1,815,045	1,757,460		1,799,055	(c)	1,740,429	(c)
CET1 capital ratio	15.4%	15.7%	12.3%	15.6%		15.8%		11.5%
Tier 1 capital ratio	16.5	16.8	13.8	16.6		16.9		13.0
Total capital ratio	18.2	18.5	15.8	17.6		17.9		15.0
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the period ended December 31, 2024, CET1 capital reflected a $720 million benefit. Refer to Note 21 for additional information.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules. Refer to page 102 and Note 34 of JPMorganChase’s 2024 Form 10-K for additional information on First Republic.

Three months ended (in millions, except ratios)	March 31, 2025	December 31, 2024	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,180,147	$4,070,499
Tier 1 leverage ratio	7.2%	7.2%	4.0%
Total leverage exposure	$4,953,480	$4,837,568
SLR	6.0%	6.1%	5.0%
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the period ended December 31, 2024 reflected the CECL capital transition provisions. Refer to Note 21 for additional information.
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2025 and December 31, 2024.

(in millions)	March 31, 2025	December 31, 2024
Total stockholders’ equity	$351,420	$344,758
Less: Preferred stock	20,045	20,050
Common stockholders’ equity	331,375	324,708
Add:
Certain deferred tax liabilities(a)	2,928	2,943
Other CET1 capital adjustments(b)	2,180	4,499
Less:
Goodwill(c)	53,915	53,763
Other intangible assets	2,777	2,874
Standardized/Advanced CET1 capital	$279,791	$275,513
Add: Preferred stock	20,045	20,050
Less: Other Tier 1 adjustments	704	682
Standardized/Advanced Tier 1 capital	$299,132	$294,881
Long-term debt and other instruments qualifying as Tier 2 capital	$10,473	$10,312
Qualifying allowance for credit losses(d)	21,537	20,992
Other	(609)	(596)
Standardized Tier 2 capital	$31,401	$30,708
Standardized Total capital	$330,533	$325,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(14,004)	(13,691)
Advanced Tier 2 capital	$17,397	$17,017
Advanced Total capital	$316,529	$311,898
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of March 31, 2025 and December 31, 2024, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $3.3 billion and $5.2 billion. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included benefit from the CECL capital transition provisions of $720 million.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 64 for additional information on principal investment risk.
(d)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included the impact of the CECL capital transition provision with any excess deducted from RWA. Refer to Note 21 for additional information on the CECL capital transition.
(e)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included the impact of the CECL capital transition provision with any excess deducted from RWA.
(f)As of March 31, 2025 and December 31, 2024, included an incremental $527 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2025.

Three months ended March 31, (in millions)	2025
Standardized/Advanced CET1 capital at December 31, 2024	$275,513
Net income applicable to common equity	14,388
Dividends declared on common stock	(3,938)
Net purchase of treasury stock	(6,440)
Changes in additional paid-in capital	(688)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	953
Translation adjustments, net of hedges(a)	489
Fair value hedges	28
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(16)
Changes related to other CET1 capital adjustments(b)	(498)
Change in Standardized/Advanced CET1 capital	4,278
Standardized/Advanced CET1 capital at March 31, 2025	$279,791
Standardized/Advanced Tier 1 capital at December 31, 2024	$294,881
Change in CET1 capital(b)	4,278
Net redemptions of noncumulative perpetual preferred stock	(5)
Other	(22)
Change in Standardized/Advanced Tier 1 capital	4,251
Standardized/Advanced Tier 1 capital at March 31, 2025	$299,132
Standardized Tier 2 capital at December 31, 2024	$30,708
Change in long-term debt and other instruments qualifying as Tier 2	161
Change in qualifying allowance for credit losses(b)	545
Other	(13)
Change in Standardized Tier 2 capital	693
Standardized Tier 2 capital at March 31, 2025	$31,401
Standardized Total capital at March 31, 2025	$330,533
Advanced Tier 2 capital at December 31, 2024	$17,017
Change in long-term debt and other instruments qualifying as Tier 2	161
Change in qualifying allowance for credit losses(b)(c)	232
Other	(13)
Change in Advanced Tier 2 capital	380
Advanced Tier 2 capital at March 31, 2025	$17,397
Advanced Total capital at March 31, 2025	$316,529
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Reflects the final phase out of the CECL benefit. Refer to Note 21 for additional information on the CECL capital transition.
(c)As of March 31, 2025 and December 31, 2024, included an incremental $527 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the three months ended March 31, 2025. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2025 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2024	$1,672,763	$84,697	$1,757,460	$1,218,005	$85,132	$437,292	$1,740,429
Model & data changes(a)	(17)	—	(17)	(17)	—	—	(17)
Movement in portfolio levels(b)	42,854	14,748	57,602	38,996	14,832	4,815	58,643
Changes in RWA	42,837	14,748	57,585	38,979	14,832	4,815	58,626
March 31, 2025	$1,715,600	$99,445	$1,815,045	$1,256,984	$99,964	$442,107	$1,799,055
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
(c)As of March 31, 2025 and December 31, 2024, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $213.0 billion and $208.0 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $200.7 billion and $192.1 billion, respectively.
(d)As of March 31, 2025 and December 31, 2024, Credit risk RWA reflected approximately $42.1 billion and $43.3 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 104 of JPMorganChase’s 2024 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	March 31, 2025	December 31, 2024
Tier 1 capital	$299,132	$294,881
Total average assets	4,235,314	4,125,167
Less: Regulatory capital adjustments(a)	55,167	54,668
Total adjusted average assets(b)	4,180,147	4,070,499
Add: Off-balance sheet exposures(c)	773,333	767,069
Total leverage exposure	$4,953,480	$4,837,568
SLR	6.0%	6.1%
(a)For purposes of calculating the SLR, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, other intangible assets. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included adjustments for the CECL capital transition provisions. Refer to Note 21 for additional information on the CECL capital transition.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances on applicable regulatory exposures during the reporting quarter. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports for additional information.
Line of business and Corporate equity
Each LOB and Corporate is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to Line of business and Corporate equity on page 104 of JPMorganChase’s 2024 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	March 31, 2025	December 31, 2024
Consumer & Community Banking	$56.0	$54.5
Commercial & Investment Bank	149.5	132.0
Asset & Wealth Management	16.0	15.5
Corporate	109.9	122.7
Total common stockholders’ equity	$331.4	$324.7

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On March 18, 2025, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.40 per share, payable on April 30, 2025, an increase from the prior dividend of $1.25 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024. Through June 30, 2024, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on April 13, 2022.
The following table sets forth the Firm’s repurchases of common stock for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
(in millions)	2025	2024
Total number of shares of common stock repurchased	30.0	15.9
Aggregate purchase price of common stock repurchases(a)	$7,563	$2,849
(a)Excludes excise tax and commissions.
The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The $30 billion common share repurchase program approved by the Board of Directors does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); organic capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process. The Firm’s common share repurchases may be suspended by management at any time.
Refer to Capital actions on page 105 of JPMorganChase’s 2024 Form 10-K for additional information.

Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 181–182 of this Form 10-Q and page 39 of JPMorganChase’s 2024 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $255 million and $397 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 45 of this Form 10-Q and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s subordinated debt.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 7, 2025, the Firm submitted its 2025 Capital Plan to the Federal Reserve under the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") process. The Firm anticipates that the Federal Reserve will disclose summary information regarding the Firm's stress test results by June 30, 2025. Following the Federal Reserve's disclosure, the Firm expects to disclose its indicative SCB requirement, which will become effective October 1, 2025 under the current rules. The Firm's SCB is currently 3.3%.
Refer to page 33 for Key Regulatory Developments related to the SCB requirement.
Refer to Capital planning and stress testing on pages 97–98 of JPMorganChase’s 2024 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s total loss-absorbing capacity ("TLAC") rule requires the U.S. Global Systemically Important Bank ("GSIB") top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt ("eligible LTD").
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included the impact of the CECL capital transition provisions.

	March 31, 2025		December 31, 2024
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$558.3	$243.7	$546.6	$236.8
% of RWA	30.8%	13.4%	31.1%	13.5%
Regulatory requirements	23.0	10.5	23.0	10.5
Surplus/(shortfall)	$140.8	$53.1	$142.3	$52.3
% of total leverage exposure	11.3%	4.9%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$87.7	$20.8	$87.0	$19.2

Refer to Liquidity Risk Management on pages 40-46 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 10–37 of JPMorganChase’s 2024 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.
Refer to other capital requirements on page 106 of JPMorganChase’s 2024 Form 10-K for additional information on TLAC.

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
The following table presents J.P. Morgan Securities’ net capital.

March 31, 2025
(in millions)	Actual	Minimum
Net Capital	$25,642	$6,591
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of March 31, 2025, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

March 31, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$55,229
CET1 capital ratio	16.0%	4.5%
Tier 1 capital ratio	20.5	6.0
Total capital ratio	24.7	8.0
Tier 1 leverage ratio	6.1	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of March 31, 2025 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of March 31, 2025, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

March 31, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$48,680
CET1 capital ratio	18.3%	4.5%
Tier 1 capital ratio	18.3	6.0
Total capital ratio	34.5	8.0
Tier 1 leverage ratio	5.5	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of March 31, 2025 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
Refer to U.S. broker-dealer and Non-U.S. subsidiary regulatory capital on page 107 of JPMorganChase’s 2024 Form 10-K for further information.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its cash and collateral needs as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. For a further discussion of the Firm's liquidity risk management, refer to pages 108–115 of JPMorganChase’s 2024 Form 10-K and to the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2025	December 31, 2024	March 31, 2024
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$389,423	$396,123	$483,292
Eligible securities(b)(c)	475,194	464,877	313,818
Total HQLA(d)	$864,617	$861,000	$797,110
Net cash outflows	$767,151	$763,648	$711,611
LCR	113%	113%	112%
Net excess eligible HQLA(d)	$97,466	$97,352	$85,499
JPMorgan Chase Bank N.A.:
LCR	124%	124%	129%
Net excess eligible HQLA	$194,652	$193,682	$221,104
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
The Firm’s average LCR increased during the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily driven by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company, predominantly offset by common stock repurchases and common stock dividends paid.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2025 decreased compared with the three months ended March 31, 2024, due to dividend payments to the Parent Company and loan growth, largely offset by activities in CIB Markets, an increase in deposits and a reduction in non-HQLA securities.
Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the impacts of Federal Reserve actions as well as other factors.
Refer to page 109 of JPMorganChase’s 2024 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
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
The Firm manages liquidity at the Parent Company, the Intermediate Holding Company (“IHC”), and operating subsidiaries at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of stress when access to normal funding sources may be disrupted.

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $635 billion and $594 billion as of March 31, 2025 and December 31, 2024, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The increase compared to December 31, 2024, was driven by an increase in unencumbered CIB trading assets, largely offset by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A.
The Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities as of March 31, 2025 and December 31, 2024, respectively. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $881 billion and $834 billion, and unencumbered marketable securities with a fair value of approximately $635 billion and $594 billion.
The Firm also had available borrowing capacity at the Federal Home Loan Banks ("FHLBs") and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $408 billion and $413 billion as of March 31, 2025 and December 31, 2024, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended March 31, 2025, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report for the quarterly periods ended December 31, 2024 and September 30, 2024 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of March 31, 2025 and December 31, 2024, and the average deposit balances for the three months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	December 31, 2024	Average
			Three months ended March 31,
(in millions)			2025	2024
Consumer & Community Banking	$1,080,138	$1,056,652	$1,053,677	$1,079,243
Commercial & Investment Bank	1,140,456	1,073,512	1,106,158	1,045,788
Asset & Wealth Management	250,219	248,287	244,107	227,723
Corporate	25,064	27,581	26,363	22,032
Total Firm	$2,495,877	$2,406,032	$2,430,305	$2,374,786
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
Average deposits increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the net impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, and
•a decline in CCB primarily driven by a decrease in balances in existing accounts due to migration into higher-yielding investments and increased customer spending, predominantly offset by new accounts.
Period-end deposits increased from December 31, 2024, reflecting the impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Securities Services and Payments,
•an increase in CCB primarily driven by new accounts, and
•an increase in AWM as a result of growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings, predominantly offset by continued migration into other investments.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 12-13 and pages 17-31, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. Refer to pages 111–112 of JPMorganChase's 2024 Form 10-K for additional information on the Firm's total uninsured deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	March 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$126,493	$75,666	$119,333	$77,253
Over three months but within 6 months	13,454	10,487	11,040	12,229
Over six months but within 12 months	8,294	2,694	7,056	1,542
Over 12 months	823	2,013	823	1,924
Total	$149,064	$90,860	$138,252	$92,948
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2025 and December 31, 2024.

(in billions except ratios)	March 31, 2025	December 31, 2024
Deposits	$2,495.9	$2,406.0
Deposits as a % of total liabilities	62%	66%
Loans	$1,355.7	$1,348.0
Loans-to-deposits ratio	54%	56%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three months ended March 31, 2025 and 2024.

(in millions, except interest rates)	Average balances		Average interest rates
	Three months ended		Three months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
U.S. offices
Noninterest-bearing	$558,389	$624,112	NA	NA
Interest-bearing
Demand(a)	303,595	278,698	3.77%	3.90%
Savings(b)	855,481	810,845	1.22	1.37
Time	225,656	208,813	4.10	5.15
Total interest-bearing deposits	1,384,732	1,298,356	2.23	2.49
Total deposits in U.S. offices	1,943,121	1,922,468	1.58	1.69
Non-U.S. offices
Noninterest-bearing	29,028	24,532	NA	NA
Interest-bearing
Demand	366,357	338,190	2.56	3.26
Time	91,799	89,596	5.03	6.15
Total interest-bearing deposits	458,156	427,786	3.04	3.86
Total deposits in non-U.S. offices	487,184	452,318	2.88	3.66
Total deposits	$2,430,305	$2,374,786	1.87%	2.09%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2025 and December 31, 2024, and average balances for the three months ended March 31, 2025 and 2024, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 12-13 and Note 10 for additional information.
Sources of funds (excluding deposits)

	March 31, 2025	December 31, 2024	Average
			Three months ended March 31,
(in millions)			2025	2024
Commercial paper	$12,580	$14,932	$13,181	$13,574
Other borrowed funds	14,231	13,018	14,384	9,924
Federal funds purchased	328	567	1,702	1,608
Total short-term unsecured funding	$27,139	$28,517	$29,267	$25,106
Securities sold under agreements to repurchase(a)	$525,604	$291,500	$456,454	$289,217
Securities loaned(a)	7,114	4,768	7,047	4,158
Other borrowed funds	38,169	24,943	32,967	22,166
Obligations of Firm-administered multi-seller conduits(b)	15,899	18,228	17,036	20,547
Total short-term secured funding	$586,786	$339,439	$513,504	$336,088
Senior notes	$209,060	$203,639	$208,129	$192,343
Subordinated debt	16,230	16,060	16,113	19,648
Structured notes(c)	104,426	98,792	101,300	87,484
Total long-term unsecured funding	$329,716	$318,491	$325,542	$299,475
Credit card securitization(b)	$5,353	$5,312	$5,324	$4,567
FHLB advances	23,327	29,257	26,719	40,486
Purchase Money Note(d)	49,263	49,207	49,227	49,008
Other long-term secured funding(e)	4,918	4,463	4,642	4,795
Total long-term secured funding	$82,861	$88,239	$85,912	$98,856
Preferred stock(f)	$20,045	$20,050	$20,013	$27,952
Common stockholders’ equity(f)	$331,375	$324,708	$324,345	$300,277
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 34 of JPMorganChase’s 2024 Form 10-K for additional information.
(e)Includes long-term structured notes that are secured.
(f)Refer to Capital Risk Management on pages 33-39 and Consolidated statements of changes in stockholders’ equity on page 81 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2024 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at March 31, 2025, compared with December 31, 2024, driven by Markets, reflecting higher client-driven market-making activities, higher secured financing of trading assets and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
The increase in secured other borrowed funds at March 31, 2025 from December 31, 2024 and for the average three months ended March 31, 2025, compared to the prior year period, was due to higher financing requirements in Markets.
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
The decrease in commercial paper at March 31, 2025 from December 31, 2024 was primarily driven by strategic short-term liquidity management.
The increase in unsecured other borrowed funds for the average three months ended March 31, 2025, compared to the prior year period, was primarily driven by net issuances of structured notes in Markets.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes for the average three months ended March 31, 2025, compared to the prior year period, was primarily driven by net issuances of structured notes in Markets due to client demand.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2025 and 2024. Refer to Liquidity Risk Management on pages 108–115 and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,
	2025	2024	2025	2024
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$8,000	$8,500	$—	$—
Senior notes issued in non-U.S. markets	2,084	2,173	—	—
Total senior notes	10,084	10,673	—	—
Structured notes(a)	1,079	868	18,636	14,951
Total long-term unsecured funding – issuance	$11,163	$11,541	$18,636	$14,951
Maturities/redemptions
Senior notes	$8,525	$7,168	$65	$65
Subordinated debt	—	13	—	—
Structured notes	371	217	13,440	11,506
Total long-term unsecured funding – maturities/redemptions	$8,896	$7,398	$13,505	$11,571
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances and their respective maturities or redemptions, as applicable for the three months ended March 31, 2025 and 2024, respectively.

Long-term secured funding
	Three months ended March 31,
	2025	2024	2025	2024
(in millions)	Issuance		Maturities/Redemptions
Credit card securitization	$—	$2,348	$—	$—
FHLB advances	—	—	5,941	2,047
Other long-term secured funding(a)	134	554	111	237
Total long-term secured funding	$134	$2,902	$6,052	$2,284
(a)Includes long-term structured notes that are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for a further description of client-driven loan securitizations.

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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of March 31, 2025 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE(a)
March 31, 2025	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Positive	Aa2	P-1	Developing(a)	Aa3	P-1	Positive
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) The Moody's outlook of developing for JPMorgan Chase Bank, N.A. reflects its view with respect to possible support from the U.S. government, and its outlook of negative with an "(m)" modifier for J.P. Morgan SE reflects a negative outlook for long-term bank deposits and a positive outlook for the long-term issuer rating.
Refer to page 115 of JPMorganChase’s 2024 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the above subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and Allowance for Credit Losses on pages 49-63 for a further discussion of Credit Risk.
Refer to page 64 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 117–140 of JPMorganChase’s 2024 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 49-51 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 52-60 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Loans retained	$1,300,990	$1,299,590	$7,213	$7,175
Loans held-for-sale	10,172	7,048	285	160
Loans at fair value	44,533	41,350	1,120	1,502
Total loans	1,355,695	1,347,988	8,618	8,837
Derivative receivables	60,539	60,967	169	145
Receivables from customers(a)	49,403	51,929	—	—
Total credit-related assets	1,465,637	1,460,884	8,787	8,982
Assets acquired in loan satisfactions
Real estate owned	NA	NA	278	284
Other	NA	NA	40	34
Total assets acquired in loan satisfactions	NA	NA	318	318
Lending-related commitments	1,626,483	1,577,622	793	737
Total credit portfolio	$3,092,120	$3,038,506	$9,898	$10,037
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,522)	$(41,367)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,290)	(28,160)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $117 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

	Three months ended March 31,
(in millions, except ratios)	2025	2024
Net charge-offs	$2,332	$1,956
Average retained loans	1,285,401	1,263,258
Net charge-off rates	0.74%	0.62%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, and scored auto and business banking. The consumer credit portfolio also includes loans at fair value, predominantly in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. For further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies, refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 120–125 and Note 12 of JPMorganChase's 2024 Form 10-K. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorganChase's 2024 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Consumer, excluding credit card
Residential real estate(a)	$306,523	$309,513	$3,092	$2,984
Auto and other(b)(c)	66,369	66,821	226	249
Total loans – retained	372,892	376,334	3,318	3,233
Loans held-for-sale	735	945	37	155
Loans at fair value(d)	17,511	15,531	404	538
Total consumer, excluding credit card loans	391,138	392,810	3,759	3,926
Lending-related commitments(e)	46,149	44,844
Total consumer exposure, excluding credit card	437,287	437,654
Credit card
Loans retained(f)	223,384	232,860	NA	NA
Total credit card loans	223,384	232,860	NA	NA
Lending-related commitments(e)(g)	1,031,481	1,001,311
Total credit card exposure	1,254,865	1,234,171
Total consumer credit portfolio	$1,692,152	$1,671,825	$3,759	$3,926
Credit-related notes used in credit portfolio management activities(h)	$(427)	$(479)

	Three months ended March 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(25)	$(6)	$307,907	$323,687	(0.03)%	(0.01)%
Auto and other	188	189	66,559	70,346	1.15	1.08
Total consumer, excluding credit card - retained	163	183	374,466	394,033	0.18	0.19
Credit card - retained	1,982	1,687	224,350	204,637	3.58	3.32
Total consumer - retained	$2,145	$1,870	$598,816	$598,670	1.45%	1.26%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At March 31, 2025 and December 31, 2024, excluded operating lease assets of $14.6 billion and $12.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $117 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $18.4 billion and $15.1 billion for the three months ended March 31, 2025 and 2024, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2024 driven by lower residential real estate loans, including retained and at fair value, largely offset by higher loans at fair value in auto and other.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2024, driven by paydowns, net of originations. Net recoveries were higher for the three months ended March 31, 2025 compared to the same period in the prior year, driven by loan sales.
Loans held-for-sale and nonaccrual loans held-for-sale decreased from December 31, 2024, predominantly driven by loan sales.
Loans at fair value decreased compared to December 31, 2024, driven by lower Home Lending loans, as warehouse loan sales outpaced originations, largely offset by an increase in CIB as purchases outpaced sales. Nonaccrual loans at fair value decreased compared to December 31, 2024, predominantly driven by loan sales in CIB.
At March 31, 2025 and December 31, 2024, the carrying value of retained interest-only residential mortgage loans was $88.7 billion and $88.9 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.9 billion at March 31, 2025, including $3.7 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.5 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2025	December 31, 2024
Current	$517	$462
30-89 days past due	62	72
90 or more days past due	117	121
Total government guaranteed loans	$696	$655
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio increased when compared to December 31, 2024, predominantly driven by an increase in loans at fair value due to purchases of other consumer unsecured loans in CIB.
Nonperforming assets
The following table presents information as of March 31, 2025 and December 31, 2024, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2025	December 31, 2024
Nonaccrual loans
Residential real estate	$3,510	$3,665
Auto and other	249	261
Total nonaccrual loans	3,759	3,926
Assets acquired in loan satisfactions
Real estate owned	76	78
Other	40	34
Total assets acquired in loan satisfactions	116	112
Total nonperforming assets	$3,875	$4,038
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $117 million and $121 million, respectively.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2025 and 2024.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2025	2024
Beginning balance	$3,926	$4,203
Additions	857	763
Reductions:
Principal payments and other	209	223
Sales	303	183
Charge-offs	168	156
Returned to performing status	276	244
Foreclosures and other liquidations	68	49
Total reductions	1,024	855
Net changes	(167)	(92)
Ending balance	$3,759	$4,111
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans decreased from December 31, 2024 reflecting the impact of seasonality. The March 31, 2025 30+ and 90+ day delinquency rates of 2.21% and 1.16%, respectively, increased compared to the December 31, 2024 30+ and 90+ day delinquency rates of 2.17% and 1.14%, respectively, in line with the Firm's expectations. Net charge-offs increased for the three months ended March 31, 2025 compared to the same period in the prior year reflecting the seasoning of vintages originated in recent years.
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

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 54-57 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, AWM and Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses.
As of March 31, 2025, loans increased $18.9 billion, predominantly driven by higher loans in CIB Markets. Lending-related commitments increased $17.4 billion driven by higher commitments in CIB.
As of March 31, 2025, nonperforming exposure was relatively flat, with increases in Technology, Media & Telecommunications and Consumer & Retail, reflecting downgrades and a new held-for-sale loan, predominantly offset by Real Estate, concentrated in Office, resulting from upgrades and paydowns.
For the three months ended March 31, 2025, wholesale net charge-offs were $187 million across multiple industries, including Real Estate and Healthcare.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Loans retained	$704,714	$690,396	$3,895	$3,942
Loans held-for-sale	9,437	6,103	248	5
Loans at fair value	27,022	25,819	716	964
Loans	741,173	722,318	4,859	4,911
Derivative receivables	60,539	60,967	169	145
Receivables from customers(a)	49,403	51,929	—	—
Total wholesale credit-related assets	851,115	835,214	5,028	5,056
Assets acquired in loan satisfactions
Real estate owned	NA	NA	202	206
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	202	206
Lending-related commitments	548,853	531,467	793	737
Total wholesale credit portfolio	$1,399,968	$1,366,681	$6,023	$5,999
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(40,095)	$(40,888)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,290)	(28,160)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 60 and Note 4 for additional information.

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2025 and December 31, 2024. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
March 31, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$229,328	$298,407	$176,979	$704,714	$477,292	$227,422	$704,714	68%
Derivative receivables				60,539			60,539
Less: Liquid securities and other cash collateral held against derivatives				(27,290)			(27,290)
Total derivative receivables, net of collateral	8,798	7,675	16,776	33,249	25,982	7,267	33,249	78
Lending-related commitments	130,654	392,121	26,078	548,853	357,384	191,469	548,853	65
Subtotal	368,780	698,203	219,833	1,286,816	860,658	426,158	1,286,816	67
Loans held-for-sale and loans at fair value(a)				36,459			36,459
Receivables from customers				49,403			49,403
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,372,678			$1,372,678
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,674)	$(32,601)	$(3,820)	$(40,095)	$(30,807)	$(9,288)	$(40,095)	77%

	Maturity profile(d)				Ratings profile
December 31, 2024 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$225,982	$289,199	$175,215	$690,396	$471,670	$218,726	$690,396	68%
Derivative receivables				60,967			60,967
Less: Liquid securities and other cash collateral held against derivatives				(28,160)			(28,160)
Total derivative receivables, net of collateral	11,515	7,418	13,874	32,807	24,707	8,100	32,807	75
Lending-related commitments	121,283	384,529	25,655	531,467	352,082	179,385	531,467	66
Subtotal	358,780	681,146	214,744	1,254,670	848,459	406,211	1,254,670	68
Loans held-for-sale and loans at fair value(a)				31,922			31,922
Receivables from customers				51,929			51,929
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,338,521			$1,338,521
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,442)	$(33,751)	$(1,695)	$(40,888)	$(31,691)	$(9,197)	$(40,888)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2025, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $45.5 billion and $44.7 billion as of March 31, 2025 and December 31, 2024, representing approximately 3.5% of total wholesale credit exposure as of both period ends; of the $45.5 billion, $40.7 billion was performing.
The table below summarizes by industry the Firm’s exposures as of March 31, 2025 and December 31, 2024. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2024 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the three months ended March 31, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$208,848	$143,444	$53,314	$10,554	$1,536	$910	$72	$(450)	$—
Individuals and Individual Entities(b)	144,157	120,202	23,176	462	317	898	—	—	—
Asset Managers	140,732	107,014	33,550	144	24	265	—	—	(9,368)
Consumer & Retail	128,373	60,753	60,467	6,253	900	179	13	(4,517)	—
Technology, Media & Telecommunications	83,194	42,558	29,556	10,454	626	26	36	(4,981)	—
Industrials	75,173	38,556	33,328	3,041	248	171	(4)	(2,378)	—
Banks & Finance Companies	68,800	36,178	32,049	550	23	1	4	(854)	(412)
Healthcare	63,086	42,082	17,649	2,587	768	145	69	(3,180)	—
Automotive	35,917	21,537	13,447	913	20	61	—	(1,058)	—
Utilities	35,344	23,836	9,965	1,388	155	—	—	(2,694)	—
Oil & Gas	34,285	21,411	12,557	311	6	—	—	(1,731)	—
State & Municipal Govt(c)	33,092	32,285	769	6	32	92	—	(3)	(1)
Insurance	23,061	16,464	6,375	222	—	3	—	(1,032)	(8,190)
Chemicals & Plastics	20,783	11,008	8,369	1,308	98	3	1	(1,167)	—
Transportation	17,137	9,598	7,041	473	25	29	—	(615)	—
Metals & Mining	15,733	7,157	7,959	585	32	2	—	(294)	(1)
Central Govt	14,728	14,490	109	129	—	1	—	(1,357)	(1,529)
Securities Firms	9,535	4,391	5,144	—	—	1	—	(13)	(2,493)
Financial Markets Infrastructure	9,180	8,840	340	—	—	—	—	—	—
All other(d)	152,948	124,900	26,712	1,289	47	150	(4)	(13,771)	(5,296)
Subtotal	$1,314,106	$886,704	$381,876	$40,669	$4,857	$2,937	$187	$(40,095)	$(27,290)
Loans held-for-sale and loans at fair value	36,459
Receivables from customers	49,403
Total(e)	$1,399,968

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2024 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$207,050	$143,803	$50,865	$10,858	$1,524	$913	$345	$(584)	$—
Individuals and Individual Entities(b)	144,145	118,650	24,831	217	447	831	122	—	—
Asset Managers	135,541	101,150	34,148	206	37	375	2	—	(9,194)
Consumer & Retail	129,815	62,800	60,141	6,055	819	252	123	(4,320)	—
Technology, Media & Telecommunications	84,716	45,021	28,629	10,592	474	79	94	(4,800)	—
Industrials	72,530	37,572	30,912	3,807	239	185	91	(2,312)	—
Banks & Finance Companies	61,287	36,884	24,119	257	27	36	—	(702)	(729)
Healthcare	64,224	44,135	17,062	2,219	808	245	56	(3,286)	(34)
Automotive	34,336	22,015	11,353	931	37	121	1	(997)	—
Utilities	35,871	24,205	10,256	1,273	137	1	—	(2,700)	—
Oil & Gas	31,724	19,053	12,479	188	4	9	(3)	(1,711)	(2)
State & Municipal Govt(c)	35,039	33,303	1,711	9	16	90	—	(2)	(1)
Insurance	24,267	17,847	6,198	222	—	2	—	(1,077)	(9,184)
Chemicals & Plastics	20,782	11,013	8,152	1,521	96	31	14	(1,164)	—
Transportation	17,019	9,462	7,135	391	31	17	(20)	(658)	—
Metals & Mining	15,860	7,373	7,860	590	37	9	—	(246)	(2)
Central Govt	13,862	13,580	157	125	—	4	—	(1,490)	(2,051)
Securities Firms	9,443	5,424	4,014	5	—	—	—	(13)	(2,635)
Financial Markets Infrastructure	4,446	4,201	245	—	—	—	—	(1)	—
All other(d)	140,873	117,986	22,398	398	91	10	(3)	(14,825)	(4,328)
Subtotal	$1,282,830	$875,477	$362,665	$39,864	$4,824	$3,210	$822	$(40,888)	$(28,160)
Loans held-for-sale and loans at fair value	31,922
Receivables from customers	51,929
Total(e)	$1,366,681
(a)The industry rankings presented in the table as of December 31, 2024, are based on the industry rankings of the corresponding exposures as of March 31, 2025, not actual rankings of such exposures as of December 31, 2024.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2025 and December 31, 2024 noted above, the Firm held: $6.1 billion of trading assets at both period ends; $17.4 billion and $17.9 billion, respectively, of AFS securities; and $9.2 billion and $9.3 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both March 31, 2025 and December 31, 2024. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $417.2 billion and $459.2 billion, at March 31, 2025 and December 31, 2024, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $208.8 billion as of March 31, 2025. Criticized exposure decreased by $292 million from $12.4 billion at December 31, 2024 to $12.1 billion at March 31, 2025.

	March 31, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$123,949	$14	$123,963	77%	92%
Industrial	18,760	16	18,776	66	72
Other Income Producing Properties(b)	17,021	200	17,221	49	64
Office	16,774	33	16,807	47	80
Services and Non Income Producing	14,449	74	14,523	60	43
Retail	12,327	34	12,361	78	74
Lodging	5,180	17	5,197	27	51
Total Real Estate Exposure(c)	$208,460	$388	$208,848	69%	81%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$124,074	$7	$124,081	77%	92%
Industrial	19,092	17	19,109	65	72
Other Income Producing Properties(b)	16,411	158	16,569	50	63
Office	16,331	29	16,360	47	81
Services and Non Income Producing	14,047	57	14,104	62	46
Retail	12,230	23	12,253	77	75
Lodging	4,555	19	4,574	31	53
Total Real Estate Exposure	$206,740	$310	$207,050	69%	82%
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

Consumer & Retail
Consumer & Retail exposure was $128.4 billion as of March 31, 2025. Criticized exposure increased by $279 million from $6.9 billion at December 31, 2024 to $7.2 billion at March 31, 2025, driven by downgrades, largely offset by net portfolio activity.

	March 31, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$37,328	$382	$37,710	45%	38%
Retail(a)	35,162	279	35,441	51	33
Food and Beverage	30,791	460	31,251	56	39
Consumer Hard Goods	14,074	205	14,279	41	39
Leisure(b)	9,632	60	9,692	25	46
Total Consumer & Retail(c)	$126,987	$1,386	$128,373	47%	37%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Business and Consumer Services	$34,534	$412	$34,946	42%	41%
Retail(a)	34,917	261	35,178	51	31
Food and Beverage	34,774	683	35,457	61	34
Consumer Hard Goods	13,796	208	14,004	43	35
Leisure(b)	10,186	44	10,230	26	43
Total Consumer & Retail	$128,207	$1,608	$129,815	48%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Arts & Culture, Gaming, Travel Services, and Sports & Recreation. As of March 31, 2025, approximately 89% of the noninvestment-grade Leisure portfolio is secured.
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
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2025 and 2024. Since March 31, 2024, nonaccrual loan exposure increased by $1.3 billion, predominantly driven by Real Estate, concentrated in Multifamily and Lodging, Technology, Media & Telecommunications, Consumer & Retail and Healthcare, in each case resulting from downgrades primarily offset by net portfolio activity.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2025	2024
Beginning balance	$4,911	$2,714
Additions	1,044	1,505
Reductions:
Paydowns and other	480	407
Gross charge-offs	163	132
Returned to performing status	438	85
Sales	15	29
Total reductions	1,096	653
Net changes	(52)	852
Ending balance	$4,859	$3,566
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2025 and 2024. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2025	2024
Loans
Average loans retained	$686,585	$664,588
Gross charge-offs	213	136
Gross recoveries collected	(26)	(50)
Net charge-offs/(recoveries)	187	86
Net charge-off/(recovery) rate	0.11%	0.05%

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$85	$26	$91	$30	$11	$30	$187	$86
Average retained loans	160,980	163,638	168,652	167,105	356,953	333,845	686,585	664,588
Net charge-off/(recovery) rate	0.21%	0.06%	0.22%	0.07%	0.01%	0.04%	0.11%	0.05%

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
Refer to Note 13 of JPMorganChase's 2024 Form 10-K for further information on the Firm’s accounting policies for the allowance for credit losses.
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 85% and 86% at March 31, 2025 and December 31, 2024, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $60.5 billion and $61.0 billion at March 31, 2025 and December 31, 2024, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	March 31, 2025	December 31, 2024
Total, net of cash collateral	$60,539	$60,967
Liquid securities and other cash collateral held against derivative receivables	(27,290)	(28,160)
Total, net of liquid securities and other cash collateral	$33,249	$32,807
Other collateral held against derivative receivables	(1,069)	(1,021)
Total, net of collateral	$32,180	$31,786

Ratings profile of derivative receivables
	March 31, 2025		December 31, 2024
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$24,974	78%	$23,783	75%
Noninvestment-grade	7,206	22	8,003	25
Total	$32,180	100%	$31,786	100%
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
(in millions)	March 31, 2025	December 31, 2024
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$25,434	$25,216
Derivative receivables	14,661	15,672
Credit derivatives and credit-related notes used in credit portfolio management activities	$40,095	$40,888
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorganChase’s 2024 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

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
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2025 was $27.8 billion, reflecting a net addition of $1.0 billion from December 31, 2024. The net addition to the allowance for credit losses was largely driven by changes in the weighted-average macroeconomic outlook, including the qualitative adjustment to reflect additional weight placed on the adverse scenarios due to elevated risks and uncertainties related to the geopolitical and macroeconomic environment.
The net addition to the allowance for credit losses included:
•$562 million in wholesale, which also reflected changes in credit quality on client-specific exposures and the impact of new lending-related commitments, and
•$441 million in consumer, predominantly driven by Card Services.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.8% in the first quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.6% lower than the central case at the end of the second quarter of 2026.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2025
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.3%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.5%	2.2%	2.0%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorganChase’s 2024 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 49-51, Wholesale Credit Portfolio on pages 52-60 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 72–75 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2025				2024
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	287	2,316	213	2,816	331	1,914	136	2,381
Gross recoveries collected	(124)	(334)	(26)	(484)	(148)	(227)	(50)	(425)
Net charge-offs	163	1,982	187	2,332	183	1,687	86	1,956
Provision for loan losses	214	2,382	597	3,193	56	1,837	(6)	1,887
Other	—	—	2	2	1	—	(1)	—
Ending balance at March 31,	$1,858	$15,000	$8,350	$25,208	$1,730	$12,600	$8,021	$22,351

Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	(10)	—	135	125	21	—	(81)	(60)
Other	—	—	—	—	—	—	2	2
Ending balance at March 31,	$72	$—	$2,154	$2,226	$96	$—	$1,820	$1,916

Impairment methodology
Asset-specific(a)	$(727)	$—	$692	$(35)	$(873)	$—	$514	$(359)
Portfolio-based	2,585	15,000	7,658	25,243	2,603	12,600	7,507	22,710
Total allowance for loan losses	$1,858	$15,000	$8,350	$25,208	$1,730	$12,600	$8,021	$22,351

Impairment methodology
Asset-specific	$—	$—	$135	$135	$—	$—	$85	$85
Portfolio-based	72	—	2,019	2,091	96	—	1,735	1,831
Total allowance for lending-related commitments	$72	$—	$2,154	$2,226	$96	$—	$1,820	$1,916
Total allowance for investment securities	NA	NA	NA	$118	NA	NA	NA	$154
Total allowance for credit losses(b)	$1,930	$15,000	$10,504	$27,552	$1,826	$12,600	$9,841	$24,421

Memo:
Retained loans, end-of-period	$372,892	$223,384	$704,714	$1,300,990	$389,592	$206,740	$667,761	$1,264,093
Retained loans, average	374,466	224,350	686,585	1,285,401	394,033	204,637	664,588	1,263,258
Credit ratios
Allowance for loan losses to retained loans	0.50%	6.71%	1.18%	1.94%	0.44%	6.09%	1.20%	1.77%
Allowance for loan losses to retained nonaccrual loans(c)	56	NA	214	349	48	NA	274	341
Allowance for loan losses to retained nonaccrual loans excluding credit card	56	NA	214	142	48	NA	274	149
Net charge-off/(recovery) rates	0.18	3.58	0.11	0.74	0.19	3.32	0.05	0.62
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At March 31, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $283 million and $274 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	March 31, 2025		December 31, 2024
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$767	24%	$666	24%
Auto and other	1,091	5	1,141	5
Consumer, excluding credit card	1,858	29	1,807	29
Credit card	15,000	17	14,600	18
Total consumer	16,858	46	16,407	47
Secured by real estate	2,901	12	2,978	12
Commercial and industrial	3,589	13	3,350	13
Other	1,860	29	1,610	28
Total wholesale	8,350	54	7,938	53
Total	$25,208	100%	$24,345	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At March 31, 2025, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $661.4 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 30-31 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 40-46 for further information on related liquidity risk. Refer to Market Risk Management on pages 65-70 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of March 31, 2025 and December 31, 2024.

(in billions)	March 31, 2025	December 31, 2024
Tax-oriented investments, primarily in alternative energy and affordable housing	$33.0	$33.3
Private equity, various debt and equity instruments, and real assets	9.4	9.1
Total carrying value	$42.4	$42.4
Refer to page 140 of JPMorganChase’s 2024 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 141–149 of JPMorganChase’s 2024 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 160 of JPMorganChase’s 2024 Form 10-K.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 160 of JPMorganChase’s 2024 Form 10-K for information regarding model reviews and approvals.
Refer to page 143 of JPMorganChase’s 2024 Form 10-K for further information regarding VaR, including its inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorganChase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 146–149 of JPMorganChase’s 2024 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2025					December 31, 2024			March 31, 2024
(in millions)	Avg.		Min	Max		Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$37		$27	$51		$34	$29	$48	$35	$30	$39
Foreign exchange	9		6	12		14	7	20	13	8	19
Equities	25	(e)	10	138	(e)	10	7	14	6	4	13
Commodities and other	29		10	48		8	7	13	7	6	10
Diversification benefit to CIB trading VaR(a)	(55)		NM	NM		(33)	NM	NM	(29)	NM	NM
CIB trading VaR	45		32	142		33	27	42	32	27	40
Credit Portfolio VaR(b)	21		18	26		20	18	23	24	20	28
Diversification benefit to CIB VaR(a)	(19)		NM	NM		(16)	NM	NM	(15)	NM	NM
CIB VaR	47		33	133		37	27	52	41	36	50
CCB VaR	4		3	7		4	2	5	3	1	6
AWM VaR(c)	9		8	9		9	5	9	NM	NM	NM
Corporate VaR(d)	10		9	12		9	8	10	14	13	15
Diversification benefit to other VaR(a)	(11)		NM	NM		(11)	NM	NM	(3)	NM	NM
Other VaR	12		11	14		11	10	13	14	12	16
Diversification benefit to CIB and other VaR(a)	(9)		NM	NM		(8)	NM	NM	(7)	NM	NM
Total VaR	$50		$36	$136		$40	$30	$55	$48	$43	$58
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
(c)Includes credit protection purchased against certain retained loans and lending-related commitments. This VaR does not include the retained loan portfolio, which is not reported at fair value.
(d)Includes a legacy private equity position which is publicly traded.
(e)In the first quarter of 2025, the elevated average and maximum VaR was due to a client-driven equity position that has since matured.
Quarter over quarter results
Average total VaR for the three months ended March 31, 2025 increased by $10 million, when compared with December 31, 2024, due to a client-driven equity position that has since matured and increases in commodities, both amid a volatile market. This was partially offset by market volatility rolling out of the one-year historical look-back period impacting the Foreign exchange risk type.
Year over year results
Average total VaR for the three months ended March 31, 2025 increased by $2 million compared with the same period in the prior year due to a client-driven equity position that has since matured and increases in commodities, both amid a volatile market. This was partially offset by market volatility rolling out of the one-year historical look-back period impacting the Foreign exchange risk type.
The following graph presents daily Risk Management VaR for the five trailing quarters. The movements in the second quarter of 2024 were primarily driven by changes in Visa Class C common share exposure in the Firm's Corporate VaR and the movements in the first quarter of 2025 were due to a client-driven equity position that has since matured.
Daily Risk Management VaR

First Quarter 2024	Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025

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
For the 12 months ended March 31, 2025, the Firm posted backtesting gains on 172 of the 259 days, and observed 11 VaR backtesting exceptions. For the three months ended March 31, 2025, the Firm posted backtesting gains on 42 of the 63 days, and observed three VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended March 31, 2025. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.

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
Refer to the table on page 142 of JPMorganChase’s 2024 Form 10-K for a summary by LOB and Corporate identifying positions included in earnings-at-risk.
Earnings-at-risk
One way that the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and, in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained and held-for-sale loans, deposits, deposits with banks and financing activities, investment securities, long-term debt, related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 142 of JPMorganChase’s 2024 Form 10-K. These simulations also include hedges of non-U.S. dollar foreign exchange exposures arising from capital investments. Refer to non-U.S. dollar foreign exchange risk on page 149 of JPMorganChase’s 2024 Form 10-K for more information.
Earnings-at-risk scenarios estimate the potential change to a baseline, over the following 12 months utilizing multiple assumptions. These scenarios include a parallel shift involving changes to both short-term and long-term rates by an equal amount; a steeper yield curve involving holding short-term rates constant and increasing long-term rates; and a flatter yield curve involving increasing short-term rates and holding long-term rates constant or holding short-term rates constant and decreasing long-term rates. These scenarios consider many different factors, including:
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
The Firm’s earnings-at-risk sensitivities are measures of the Firm’s interest rate exposure. The Firm’s actual net interest income for the rate changes presented may differ as the earnings-at-risk scenarios are modelled as instantaneous changes and exclude any actions that could be taken by the Firm or its clients or customers in response to rate changes. Other significant assumptions in the earnings-at-risk scenarios, including mortgage prepayments and deposit rates paid, may also differ from actual results. The Firm’s forecast for net interest income is included in the Firm’s outlook on page 8.

The Firm’s sensitivities are presented in the table below.

(In billions)	March 31, 2025(a)	December 31, 2024(a)
Parallel shift:
+100 bps shift in rates	$2.2	$2.3
-100 bps shift in rates	(2.2)	(2.5)
+200 bps shift in rates	4.3	4.6
-200 bps shift in rates	(4.8)	(4.9)
Steeper yield curve:
+100 bps shift in long-term rates	1.1	1.0
-100 bps shift in short-term rates	(1.1)	(1.4)
Flatter yield curve:
+100 bps shift in short-term rates	1.0	1.2
-100 bps shift in long-term rates	(1.1)	(1.1)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of March 31, 2025 compared to December 31, 2024, were primarily driven by the net impact of Treasury and CIO actions, partially offset by the impact of changes in Firmwide deposits and loans, primarily in balances. Treasury and CIO actions consisted of an increase in cash flow hedges of floating rate retained loans which added duration, partially offset by securities activity.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 95 in Note 2.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and credit and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 142 of JPMorganChase’s 2024 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2025 and December 31, 2024, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2025	December 31, 2024
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(50)	$(53)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(977)	(1,030)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(12)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	25	28
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(2)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	51	47
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
Refer to pages 150–151 of JPMorganChase’s 2024 Form 10-K for a further discussion of the Firm’s country risk management.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2025 and their comparative exposures as of December 31, 2024. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The decrease in exposure to Japan when compared to December 31, 2024 was predominantly driven by a reduction in cash placed with the central bank of Japan as a result of client-driven market-making activities.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 24 on pages 165-166 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
	March 31, 2025					December 31, 2024(f)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$95.2	$14.1	$4.2	$0.8	$114.3	$103.9
United Kingdom	21.4	23.9	33.5	1.3	80.1	76.1
Japan	21.3	3.1	6.8	0.4	31.6	63.1
France	0.5	12.6	5.9	1.0	20.0	18.0
Australia	6.8	8.8	1.8	—	17.4	14.3
Brazil	8.0	4.3	4.9	—	17.2	14.7
Canada	1.7	10.2	4.2	0.2	16.3	15.1
India	1.5	5.2	9.0	0.2	15.9	11.3
Switzerland	5.4	5.6	2.0	1.2	14.2	13.6
Mainland China	3.0	6.5	2.7	—	12.2	13.4
South Korea	0.7	3.0	6.8	0.4	10.9	10.3
Italy	0.1	8.3	1.6	0.4	10.4	10.4
Saudi Arabia	0.7	5.4	2.7	—	8.8	9.4
Mexico	1.9	5.0	1.6	—	8.5	7.2
Singapore	1.5	2.2	4.2	0.2	8.1	7.4
Netherlands	0.1	6.8	0.3	0.1	7.3	5.9
Belgium	4.5	1.3	0.3	—	6.1	5.4
Spain	0.3	4.6	0.6	—	5.5	6.1
United Arab Emirates	0.1	3.0	1.3	—	4.4	2.6
Sweden	0.2	3.4	0.5	—	4.1	3.3
(a)Country exposures presented in the table reflect 88% and 89% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at March 31, 2025 and December 31, 2024, respectively.
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
(f)The country rankings presented in the table as of December 31, 2024, are based on the country rankings of the corresponding exposures at March 31, 2025, not actual rankings of such exposures at December 31, 2024.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorganChase's 2024 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses, and Allowance for credit losses on pages 61-63 and Note 12 of this Form 10-Q for further information.
One of the most significant judgments involved in estimating the Firm’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the eight-quarter forecast period within the Firm’s methodology. The eight-
quarter forecast incorporates hundreds of macroeconomic variables ("MEVs") that are relevant for exposures across the Firm, with modeled credit losses being driven primarily by a subset of less than twenty variables. The specific variables that have the greatest effect on the modeled losses vary by portfolio and geography.
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
For example, compared to the Firm’s central scenario shown on page 61 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.1% higher over the eight-quarter forecast, with a peak difference of approximately 2.9% in the first quarter of 2026.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of March 31, 2025, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2025, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $1.0 billion for residential real estate loans and lending-related commitments
•An increase of approximately $3.7 billion for credit card loans
•An increase of approximately $4.6 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2025.
Fair value
JPMorganChase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis, including trading assets and liabilities, AFS securities, structured note products and certain securities financing agreements. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including certain mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy. Refer to Note 2 for further information.

March 31, 2025 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$408,608	$—
Securities borrowed	89,147	—
Trading assets:
Trading–debt and equity instruments	814,664	2,205
Derivative receivables(a)	60,539	9,105
Total trading assets	875,203	11,310
AFS securities	399,363	8
Loans	44,533	2,398
MSRs	9,127	9,127
Other	17,000	1,370
Total assets measured at fair value on a recurring basis	1,842,981	24,213
Total assets measured at fair value on a nonrecurring basis	1,699	699
Total assets measured at fair value	$1,844,680	$24,912
Total Firm assets	$4,357,856
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $9.1 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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

Credit card rewards liability
The credit card rewards liability was $14.6 billion and $14.4 billion at March 31, 2025 and December 31, 2024, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 163-164 of JPMorganChase’s 2024 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 164 of JPMorganChase’s 2024 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. Refer to Goodwill impairment on page 163 of JPMorganChase’s 2024 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2025.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorganChase’s 2024 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

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

•Required effective date: Annual financial statements for the year ending December 31, 2025.
•The guidance is to be applied on a prospective basis with retrospective application permitted.
•The Firm plans to present the expanded income tax disclosures in its Consolidated Financial Statements for the year ending December 31, 2025.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	•Requires additional disaggregation of specific types of expenses within the Notes to the Consolidated Financial Statements on an annual and interim basis.
•Required effective date: Annual financial statements for the year ending December 31, 2027, and interim financial statements for the year ending December 31, 2028. (a)
•The guidance is to be applied on a prospective basis with retrospective application permitted.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements disclosures, as well as the Firm’s planned date of adoption.

(a)Early adoption is permitted.

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorganChase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorganChase’s disclosures in this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
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
•Changes in monetary and fiscal policies and laws;
•Changes in trade policies, including the imposition of tariffs and retaliatory responses;
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Revenue
Investment banking fees	$2,178	$1,954
Principal transactions	7,614	6,790
Lending- and deposit-related fees	2,132	1,902
Asset management fees	4,700	4,146
Commissions and other fees	2,033	1,805
Investment securities losses	(37)	(366)
Mortgage fees and related income	278	275
Card income	1,216	1,218
Other income	1,923	1,128
Noninterest revenue	22,037	18,852
Interest income	46,853	47,438
Interest expense	23,580	24,356
Net interest income	23,273	23,082
Total net revenue	45,310	41,934

Provision for credit losses	3,305	1,884

Noninterest expense
Compensation expense	14,093	13,118
Occupancy expense	1,302	1,211
Technology, communications and equipment expense	2,578	2,421
Professional and outside services	2,839	2,548
Marketing	1,304	1,160
Other expense	1,481	2,299
Total noninterest expense	23,597	22,757
Income before income tax expense	18,408	17,293
Income tax expense	3,765	3,874
Net income	$14,643	$13,419
Net income applicable to common stockholders	$14,317	$12,942
Net income per common share data
Basic earnings per share	$5.08	$4.45
Diluted earnings per share	5.07	4.44

Weighted-average basic shares	2,819.4	2,908.3
Weighted-average diluted shares	2,824.3	2,912.8
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Net income	$14,643	$13,419
Other comprehensive income/(loss), after–tax
Unrealized gains on investment securities	953	141
Translation adjustments, net of hedges	489	(204)
Fair value hedges	28	(21)
Cash flow hedges	1,674	(889)
Defined benefit pension and OPEB plans	(16)	26
DVA on fair value option elected liabilities	217	(249)
Total other comprehensive income/(loss), after–tax	3,345	(1,196)
Comprehensive income	$17,988	$12,223
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$22,066	$23,372
Deposits with banks	403,837	445,945
Federal funds sold and securities purchased under resale agreements (included $408,608 and $286,771 at fair value)	429,506	295,001
Securities borrowed (included $89,147 and $83,962 at fair value)	238,702	219,546
Trading assets (included assets pledged of $223,007 and $136,070)	875,203	637,784
Available-for-sale securities (amortized cost of $402,316 and $411,045; included assets pledged of $11,383 and $10,162)	399,363	406,852
Held-to-maturity securities	265,084	274,468
Investment securities, net of allowance for credit losses	664,447	681,320
Loans (included $44,533 and $41,350 at fair value)	1,355,695	1,347,988
Allowance for loan losses	(25,208)	(24,345)
Loans, net of allowance for loan losses	1,330,487	1,323,643
Accrued interest and accounts receivable	117,845	101,223
Premises and equipment	32,811	32,223
Goodwill, MSRs and other intangible assets	64,525	64,560
Other assets (included $18,093 and $15,122 at fair value and assets pledged of $7,713 and $6,288)	178,427	178,197
Total assets(a)	$4,357,856	$4,002,814
Liabilities
Deposits (included $37,139 and $33,768 at fair value)	$2,495,877	$2,406,032
Federal funds purchased and securities loaned or sold under repurchase agreements (included $459,466 and $226,329 at fair value)	533,046	296,835
Short-term borrowings (included $34,936 and $26,521 at fair value)	64,980	52,893
Trading liabilities	187,103	192,883
Accounts payable and other liabilities (included $7,935 and $5,893 at fair value)	293,538	280,672
Beneficial interests issued by consolidated VIEs (included $7 and $1 at fair value)	24,668	27,323
Long-term debt (included $106,848 and $100,780 at fair value)	407,224	401,418
Total liabilities(a)	4,006,436	3,658,056
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,005,375 and 2,005,375 shares)	20,045	20,050
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,223	90,911
Retained earnings	386,616	376,166
Accumulated other comprehensive losses	(9,111)	(12,456)
Treasury stock, at cost (1,325,839,407 and 1,307,313,494 shares)	(140,458)	(134,018)
Total stockholders’ equity	351,420	344,758
Total liabilities and stockholders’ equity	$4,357,856	$4,002,814
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2025 and December 31, 2024. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	March 31, 2025	December 31, 2024
Assets
Trading assets	$3,552	$3,885
Loans	36,528	36,510
All other assets	649	681
Total assets	$40,729	$41,076
Liabilities
Beneficial interests issued by consolidated VIEs	$24,668	$27,323
All other liabilities	434	454
Total liabilities	$25,102	$27,777
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2025	2024
Preferred stock
Balance at the beginning of the period	$20,050	$27,404
Issuance	2,995	2,496
Redemption	(3,000)	—
Balance at March 31	20,045	29,900

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,911	90,128
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(692)	(225)
Other	4	—
Balance at March 31	90,223	89,903

Retained earnings
Balance at the beginning of the period	376,166	332,901
Cumulative effect of change in accounting principles	—	(161)
Net income	14,643	13,419
Preferred stock dividends	(255)	(397)
Common stock dividends ($1.40 and $1.15 per share, respectively)	(3,938)	(3,348)
Balance at March 31	386,616	342,414

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(12,456)	(10,443)
Other comprehensive income/(loss), after-tax	3,345	(1,196)
Balance at March 31	(9,111)	(11,639)

Treasury stock, at cost
Balance at the beginning of the period	(134,018)	(116,217)
Repurchase	(7,611)	(2,858)
Reissuance	1,171	1,029
Balance at March 31	(140,458)	(118,046)

Total stockholders’ equity	$351,420	$336,637
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three month ended March 31,
(in millions)	2025	2024
Operating activities
Net income	$14,643	$13,419
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	3,305	1,884
Depreciation and amortization	2,030	2,004
Deferred tax (benefit)/expense	524	(989)
Estimated bargain purchase gain associated with the First Republic acquisition	—	16
Other	600	673
Originations and purchases of loans held-for-sale	(68,533)	(49,575)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	62,724	47,308
Net change in:
Trading assets	(231,665)	(211,226)
Securities borrowed	(19,156)	2,099
Accrued interest and accounts receivable	(17,070)	(22,557)
Other assets	7,578	9,406
Trading liabilities	(10,486)	41,064
Accounts payable and other liabilities	1,276	11,611
Other operating adjustments	2,391	705
Net cash (used in) operating activities	(251,839)	(154,158)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(134,479)	(54,371)
Held-to-maturity securities:
Proceeds from paydowns and maturities	11,341	35,518
Purchases	(1,628)	(479)
Available-for-sale securities:
Proceeds from paydowns and maturities	10,709	10,356
Proceeds from sales	55,847	28,451
Purchases	(53,721)	(76,265)
Proceeds from sales and securitizations of loans held-for-investment	11,960	13,498
Other changes in loans, net	(16,134)	876
All other investing activities, net	(1,971)	(963)
Net cash (used in) investing activities	(118,076)	(43,379)
Financing activities
Net change in:
Deposits	85,029	25,009
Federal funds purchased and securities loaned or sold under repurchase agreements	236,204	109,140
Short-term borrowings	10,817	1,443
Beneficial interests issued by consolidated VIEs	(2,431)	2,664
Proceeds from long-term borrowings	29,927	29,387
Payments of long-term borrowings	(28,457)	(21,253)
Proceeds from issuance of preferred stock	3,000	2,500
Redemption of preferred stock	(3,000)	—
Treasury stock repurchased	(7,528)	(2,832)
Dividends paid	(3,823)	(3,493)
All other financing activities, net	(1,679)	(1,397)
Net cash provided by financing activities	318,059	141,168
Effect of exchange rate changes on cash and due from banks and deposits with banks	8,442	(5,666)
Net decrease in cash and due from banks and deposits with banks	(43,414)	(62,035)
Cash and due from banks and deposits with banks at the beginning of the period	469,317	624,151
Cash and due from banks and deposits with banks at the end of the period	$425,903	$562,116
Cash interest paid	$23,587	$22,864
Cash income taxes paid, net	1,651	1,585
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 172–178 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 25 for further discussion of the Firm's reportable business segments.
The accounting and financial reporting policies of JPMorganChase and its subsidiaries conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by regulatory authorities.
The preparation of the unaudited Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal, recurring adjustments have been included such that this interim financial information is fairly stated.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in JPMorganChase’s 2024 Form 10-K.
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
Refer to Notes 1 and 14 of JPMorganChase’s 2024 Form 10-K for a further description of JPMorganChase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements and securities borrowed or loaned under securities loan agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met. Refer to Note 1 of JPMorganChase’s 2024 Form 10-K for further information on offsetting assets and liabilities.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2025 and December 31, 2024, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(e)

March 31, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$408,608	$—	$—	$408,608
Securities borrowed	—	89,147	—	—	89,147
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	149,650	390	—	150,040
Residential – nonagency	—	2,208	5	—	2,213
Commercial – nonagency	—	1,447	7	—	1,454
Total mortgage-backed securities	—	153,305	402	—	153,707
U.S. Treasury, GSEs and government agencies(a)	183,180	13,705	—	—	196,885
Obligations of U.S. states and municipalities	—	6,073	1	—	6,074
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,688	—	—	4,688
Non-U.S. government debt securities	59,998	66,696	161	—	126,855
Corporate debt securities	—	40,729	442	—	41,171
Loans	—	13,621	803	—	14,424
Asset-backed securities	—	5,631	10	—	5,641
Total debt instruments	243,178	304,448	1,819	—	549,445
Equity securities	240,857	1,815	133	—	242,805
Physical commodities(b)	7,427	1,197	14	—	8,638
Other	—	13,537	239	—	13,776
Total debt and equity instruments(c)	491,462	320,997	2,205	—	814,664
Derivative receivables:
Interest rate	1,833	297,354	3,902	(278,399)	24,690
Credit	—	10,536	762	(10,948)	350
Foreign exchange	261	175,796	1,593	(158,846)	18,804
Equity	—	95,083	2,351	(87,442)	9,992
Commodity	—	20,291	497	(14,085)	6,703
Total derivative receivables	2,094	599,060	9,105	(549,720)	60,539
Total trading assets(d)	493,556	920,057	11,310	(549,720)	875,203
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	2	85,975	—	—	85,977
Residential – nonagency	—	5,478	—	—	5,478
Commercial – nonagency	—	4,625	8	—	4,633
Total mortgage-backed securities	2	96,078	8	—	96,088
U.S. Treasury and government agencies	230,961	292	—	—	231,253
Obligations of U.S. states and municipalities	—	17,437	—	—	17,437
Non-U.S. government debt securities	29,035	7,676	—	—	36,711
Corporate debt securities	—	61	—	—	61
Asset-backed securities:
Collateralized loan obligations	—	15,646	—	—	15,646
Other(a)	—	2,167	—	—	2,167
Total available-for-sale securities	259,998	139,357	8	—	399,363
Loans	—	42,135	2,398	—	44,533
Mortgage servicing rights	—	—	9,127	—	9,127
Other assets(d)	7,295	8,335	1,370	—	17,000
Total assets measured at fair value on a recurring basis	$760,849	$1,607,639	$24,213	$(549,720)	$1,842,981
Deposits	$—	$35,190	$1,949	$—	$37,139
Federal funds purchased and securities loaned or sold under repurchase agreements	—	459,466	—	—	459,466
Short-term borrowings	—	30,891	4,045	—	34,936
Trading liabilities:
Debt and equity instruments(c)	112,022	37,805	44	—	149,871
Derivative payables:
Interest rate	3,385	280,687	2,908	(278,805)	8,175
Credit	—	14,618	1,465	(13,514)	2,569
Foreign exchange	219	171,806	1,295	(159,917)	13,403
Equity	—	95,754	5,312	(92,609)	8,457
Commodity	—	16,006	457	(11,835)	4,628
Total derivative payables	3,604	578,871	11,437	(556,680)	37,232
Total trading liabilities	115,626	616,676	11,481	(556,680)	187,103
Accounts payable and other liabilities	4,569	3,330	36	—	7,935
Beneficial interests issued by consolidated VIEs	—	7	—	—	7
Long-term debt	—	70,366	36,482	—	106,848
Total liabilities measured at fair value on a recurring basis	$120,195	$1,215,926	$53,993	$(556,680)	$833,434

	Fair value hierarchy			Derivative netting adjustments(e)

December 31, 2024 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$286,771	$—	$—	$286,771
Securities borrowed	—	83,962	—	—	83,962
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	104,312	488	—	104,800
Residential – nonagency	—	2,282	5	—	2,287
Commercial – nonagency	—	1,283	10	—	1,293
Total mortgage-backed securities	—	107,877	503	—	108,380
U.S. Treasury, GSEs and government agencies(a)	150,580	11,702	—	—	162,282
Obligations of U.S. states and municipalities	—	6,100	1	—	6,101
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,950	—	—	3,950
Non-U.S. government debt securities	34,108	54,335	152	—	88,595
Corporate debt securities	—	33,591	390	—	33,981
Loans	—	10,228	1,088	—	11,316
Asset-backed securities	—	2,813	10	—	2,823
Total debt instruments	184,688	230,596	2,144	—	417,428
Equity securities	130,307	1,359	62	—	131,728
Physical commodities(b)	5,957	1,533	26	—	7,516
Other	—	19,935	210	—	20,145
Total debt and equity instruments(c)	320,952	253,423	2,442	—	576,817
Derivative receivables:
Interest rate	4,934	282,019	3,781	(265,789)	24,945
Credit	—	10,379	708	(10,273)	814
Foreign exchange	196	261,520	1,204	(237,608)	25,312
Equity	—	82,855	2,365	(79,935)	5,285
Commodity	—	15,232	394	(11,015)	4,611
Total derivative receivables	5,130	652,005	8,452	(604,620)	60,967
Total trading assets(d)	326,082	905,428	10,894	(604,620)	637,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,893	—	—	91,893
Residential – nonagency	—	4,811	—	—	4,811
Commercial – nonagency	—	4,057	8	—	4,065
Total mortgage-backed securities	—	100,761	8	—	100,769
U.S. Treasury and government agencies	234,491	288	—	—	234,779
Obligations of U.S. states and municipalities	—	17,913	—	—	17,913
Non-U.S. government debt securities	23,973	12,272	—	—	36,245
Corporate debt securities	—	70	—	—	70
Asset-backed securities:
Collateralized loan obligations	—	14,943	—	—	14,943
Other(a)	—	2,133	—	—	2,133
Total available-for-sale securities	258,464	148,380	8	—	406,852
Loans	—	38,934	2,416	—	41,350
Mortgage servicing rights	—	—	9,121	—	9,121
Other assets(d)	5,732	6,997	1,344	—	14,073
Total assets measured at fair value on a recurring basis	$590,278	$1,470,472	$23,783	$(604,620)	$1,479,913
Deposits	$—	$31,583	$2,185	$—	$33,768
Federal funds purchased and securities loaned or sold under repurchase agreements	—	226,329	—	—	226,329
Short-term borrowings	—	23,045	3,476	—	26,521
Trading liabilities:
Debt and equity instruments(c)	120,719	32,457	46	—	153,222
Derivative payables:
Interest rate	3,981	266,767	3,480	(264,989)	9,239
Credit	—	12,725	1,071	(11,898)	1,898
Foreign exchange	187	253,196	1,184	(238,970)	15,597
Equity	—	90,908	5,231	(87,491)	8,648
Commodity	—	14,021	467	(10,209)	4,279
Total derivative payables	4,168	637,617	11,433	(613,557)	39,661
Total trading liabilities	124,887	670,074	11,479	(613,557)	192,883
Accounts payable and other liabilities	3,100	2,717	76	—	5,893
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	66,216	34,564	—	100,780
Total liabilities measured at fair value on a recurring basis	$127,987	$1,019,965	$51,780	$(613,557)	$586,175
(a)At March 31, 2025 and December 31, 2024, included total U.S. GSE obligations of $152.5 billion and $120.1 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2025 and December 31, 2024, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.1 billion and $1.0 billion, respectively, primarily reported in other assets.
(e)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
Level 3 valuations
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

Level 3 inputs(a)
March 31, 2025
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$846	Discounted cash flows	Yield	0%	134%	8%
			Prepayment speed	3%	13%	9%
			Conditional default rate	0%	7%	0%
			Loss severity	0%	110%	6%
Commercial mortgage-backed securities and loans(c)	1,423	Market comparables	Price	$0	$90	$81
Corporate debt securities	442	Market comparables	Price	$0	$196	$101
Loans(d)	1,342	Market comparables	Price	$0	$102	$80
Non-U.S. government debt securities	161	Market comparables	Price	$2	$104	$96
Net interest rate derivatives	985	Option pricing	Interest rate volatility	25 bps	853 bps	113 bps
			Interest rate spread volatility	37 bps	77 bps	64 bps
			Bermudan switch value	0%	42%	17%
			Interest rate correlation	(85)%	97%	64%
			IR-FX correlation	(35)%	60%	8%
	9	Discounted cash flows	Prepayment speed	0%	21%	7%
Net credit derivatives	(732)	Discounted cash flows	Credit correlation	27%	79%	46%
			Credit spread	0 bps	7,792 bps	484 bps
			Recovery rate	10%	90%	54%
	29	Market comparables	Price	$0	$115	$74
Net foreign exchange derivatives	341	Option pricing	IR-FX correlation	(40)%	60%	22%
	(43)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	38%	16%
Net equity derivatives	(2,961)	Option pricing	Forward equity price(h)	72%	147%	101%
			Equity volatility	5%	144%	33%
			Equity correlation	10%	100%	55%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	12%
Net commodity derivatives	40	Option pricing	Oil commodity forward	$84 / BBL	$296 / BBL	$165 / BBL
			Natural gas commodity forward	$2 / MMBTU	$6 / MMBTU	$4 / MMBTU
			Commodity volatility	2%	40%	6%
			Commodity correlation	(20)%	97%	(1)%
MSRs	9,127	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	41,707	Option pricing	Interest rate volatility	25 bps	853 bps	113 bps
			Bermudan switch value	0%	42%	17%
			Interest rate correlation	(85)%	97%	64%
			IR-FX correlation	(35)%	60%	8%
			Equity volatility	2%	133%	29%
			Equity correlation	10%	100%	55%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	12%
	769	Discounted cash flows	Credit correlation	25%	62%	46%
			Credit spread	2 bps	250 bps	64 bps
			Recovery rate	20%	40%	35%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,687
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $390 million, nonagency securities of $5 million and non-trading loans of $451 million.
(c)Comprises nonagency securities of $15 million, trading loans of $66 million and non-trading loans of $1.3 billion.
(d)Comprises trading loans of $737 million and non-trading loans of $605 million.
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
(f)Includes equity securities of $764 million including $631 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2025	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2025
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	488	3		3	(88)		(16)	—	—	390	(4)
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	10	(3)		—	—		—	—	—	7	(3)
Total mortgage-backed securities	503	—		3	(88)		(16)	—	—	402	(7)
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	152	12		76	(78)		(1)	—	—	161	29
Corporate debt securities	390	7		99	(51)		(5)	10	(8)	442	75
Loans	1,088	(6)		351	(214)		(110)	141	(447)	803	(7)
Asset-backed securities	10	—		—	—		—	—	—	10	—
Total debt instruments	2,144	13		529	(431)		(132)	151	(455)	1,819	90
Equity securities	62	(4)		61	(40)		—	61	(7)	133	(3)
Physical commodities	26	(10)		—	—		(2)	—	—	14	(4)
Other	210	(42)		9	—		(14)	76	—	239	(41)
Total trading assets – debt and equity instruments	2,442	(43)	(c)	599	(471)		(148)	288	(462)	2,205	42	(c)
Net derivative receivables:(b)
Interest rate	301	597		89	(117)		139	(60)	45	994	666
Credit	(363)	(117)		79	—		(138)	(146)	(18)	(703)	(97)
Foreign exchange	20	232		63	(153)		69	73	(6)	298	175
Equity	(2,866)	1,747		272	(777)		(954)	(577)	194	(2,961)	1,600
Commodity	(73)	103		26	(62)		62	1	(17)	40	111
Total net derivative receivables	(2,981)	2,562	(c)	529	(1,109)		(822)	(709)	198	(2,332)	2,455	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	—		—	—		—	—	—	8	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	8	—		—	—		—	—	—	8	—
Loans	2,416	29	(c)	54	(72)		(300)	453	(182)	2,398	(13)	(c)
Mortgage servicing rights	9,121	(127)	(d)	390	4		(261)	—	—	9,127	(127)	(d)
Other assets	1,344	32	(c)	12	(31)		(10)	56	(33)	1,370	32	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2025	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2025
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,185	$52	(c)(e)	$—	$—	$362	$(625)	$—	$(25)	$1,949	$48	(c)(e)
Short-term borrowings	3,476	49	(c)(e)	—	—	2,360	(1,812)	10	(38)	4,045	20	(c)(e)
Trading liabilities – debt and equity instruments	46	(10)	(c)	—	11	—	—	16	(19)	44	(8)	(c)
Accounts payable and other liabilities	76	(8)	(c)	—	1	—	—	—	(33)	36	(8)	(c)
Long-term debt	34,564	(210)	(c)(e)	—	—	7,654	(5,091)	158	(593)	36,482	(316)	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2024	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2024
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$—	$—	$—	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	758	1		1	(17)		(21)	7	—	729	1
Residential – nonagency	5	(1)		—	—		—	4	—	8	(1)
Commercial – nonagency	12	(1)		1	—		—	—	—	12	(1)
Total mortgage-backed securities	775	(1)		2	(17)		(21)	11	—	749	(1)
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	5		51	(67)		—	7	(2)	173	(4)
Corporate debt securities	484	11		214	(95)		(30)	4	(18)	570	12
Loans	684	5		143	(199)		(31)	62	(133)	531	5
Asset-backed securities	6	—		1	—		—	7	—	14	—
Total debt instruments	2,138	20		411	(378)		(84)	91	(154)	2,044	12
Equity securities	127	6		81	(30)		—	24	(5)	203	7
Physical commodities	7	(2)		—	—		(3)	—	—	2	(2)
Other	101	11		27	—		(32)	—	—	107	4
Total trading assets – debt and equity instruments	2,373	35	(c)	519	(408)		(119)	115	(159)	2,356	21	(c)
Net derivative receivables:(b)
Interest rate	502	(328)		53	(43)		484	129	3	800	(399)
Credit	265	(25)		—	(15)		14	(6)	27	260	87
Foreign exchange	62	3		34	(38)		(122)	(53)	138	24	67
Equity	(2,402)	(652)		321	(608)		331	(49)	278	(2,781)	(442)
Commodity	(279)	(176)		10	(68)		7	2	1	(503)	(182)
Total net derivative receivables	(1,852)	(1,178)	(c)	418	(772)		714	23	447	(2,200)	(869)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	3,079	37	(c)	60	(22)		(392)	303	(164)	2,901	35	(c)
Mortgage servicing rights	8,522	278	(d)	60	5		(260)	—	—	8,605	278	(d)
Other assets	758	29	(c)	47	(9)		(14)	—	—	811	28	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2024	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2024
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$1,833	$(29)	(c)(e)	$—	$—	$527	$(203)	$—	$(73)	$2,055	$(25)	(c)(e)
Short-term borrowings	1,758	1	(c)(e)	—	—	1,645	(1,197)	—	(1)	2,206	8	(c)(e)
Trading liabilities – debt and equity instruments	37	(3)	(c)	(1)	2	—	—	3	(1)	37	(2)	(c)
Accounts payable and other liabilities	52	(4)	(c)	(3)	3	—	—	—	—	48	(4)	(c)
Long-term debt	27,726	551	(c)(e)	—	—	4,503	(3,851)	17	(268)	28,678	500	(c)(e)

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis were 1% and 2% at March 31, 2025 and December 31, 2024, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 6% and 9% at March 31, 2025 and December 31, 2024, respectively.
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
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2025 and 2024. Unrealized (gains)/losses are reported in OCI, and were $(73) million and $40 million for the three months ended March 31, 2025 and 2024, respectively.
(f)Loan originations are included in purchases.
(g)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2024, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 93 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2025
Level 3 assets were $24.2 billion at March 31, 2025, reflecting an increase of $430 million from December 31, 2024.
The increase for the three months ended March 31, 2025 was driven by higher:
•Gross derivative receivables of $653 million due to gains and purchases largely offset by settlements.
partially offset by
•lower trading loans of $285 million due to net transfers.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2025 and 2024, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 89-92 for further information on these instruments.

Three months ended March 31, 2025
•$2.5 billion of net gains on assets, driven by gains in net derivative receivables due to market movements partially offset by losses on MSRs reflecting faster prepayment speeds on lower rates.
•$127 million of net gains on liabilities, driven by gains in long-term debt due to market movements partially offset by losses in deposits and short-term borrowings due to market movements.
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

	Three months ended March 31,
(in millions)	2025	2024
Credit and funding adjustments:
Derivatives CVA	$(45)	$76
Derivatives FVA	(25)	57
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2025 and 2024, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2025 and 2024, by major product category and fair value hierarchy.

March 31, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$994	$441	$1,435
Other assets(a)	—	6	258	264
Total assets measured at fair value on a nonrecurring basis	$—	$1,000	$699	$1,699
Accounts payable and other liabilities	—	—	1	1
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$1	$1

March 31, 2024 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$871	$468	$1,339
Other assets	—	9	213	222
Total assets measured at fair value on a nonrecurring basis	$—	$880	$681	$1,561
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $258 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2025, $226 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2025 and 2024, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2025	2024
Loans	$(74)	$(60)
Other assets(a)	27	(41)
Accounts payable and other liabilities	(1)	—
Total nonrecurring fair value gains/(losses)	$(48)	$(101)
(a)Included $34 million and $(39) million for the three months ended March 31, 2025 and 2024, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2025 and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended March 31,
As of or for the period ended, (in millions)	2025	2024
Other assets
Carrying value(a)	$3,988	$4,467
Upward carrying value changes(b)	52	20
Downward carrying value changes/impairment(c)	(18)	(59)
(a)The carrying value as of December 31, 2024 was $3.7 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and March 31, 2025 were $1.2 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2025 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") and 37.2 million Visa Class B-1 common shares (“Visa B-1 shares”) reflected in the Firm's principal investment portfolio as of March 31, 2025 and 2024, respectively.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5342 at March 31, 2025 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of March 31, 2025, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. As of March 31, 2025, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions. Refer to page 200 of JPMorganChase’s 2024 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at March 31, 2025 and December 31, 2024, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$22.1	$22.1	$—	$—	$22.1	$23.4	$23.4	$—	$—	$23.4
Deposits with banks	403.8	403.7	0.1	—	403.8	445.9	445.8	0.1	—	445.9
Accrued interest and accounts receivable	117.6	—	117.4	0.2	117.6	101.1	—	101.0	0.1	101.1
Federal funds sold and securities purchased under resale agreements	20.9	—	20.9	—	20.9	8.2	—	8.2	—	8.2
Securities borrowed	149.6	—	149.6	—	149.6	135.6	—	135.6	—	135.6
Investment securities, held-to-maturity	265.1	99.4	142.9	—	242.3	274.5	97.4	150.5	—	247.9
Loans, net of allowance for loan losses(a)	1,286.0	—	270.0	1,015.5	1,285.5	1,282.3	—	268.7	1,007.8	1,276.5
Other	78.9	—	77.4	1.7	79.1	82.7	—	81.3	1.6	82.9
Financial liabilities
Deposits	$2,458.7	$—	$2,459.1	$—	$2,459.1	$2,372.3	$—	$2,372.5	$—	$2,372.5
Federal funds purchased and securities loaned or sold under repurchase agreements	73.6	—	73.6	—	73.6	70.5	—	70.5	—	70.5
Short-term borrowings	30.0	—	30.0	—	30.0	26.4	—	26.3	—	26.3
Accounts payable and other liabilities(b)	251.4	—	238.9	11.5	250.4	232.8	—	219.6	12.6	232.2
Beneficial interests issued by consolidated VIEs	24.7	—	24.7	—	24.7	27.3	—	27.4	—	27.4
Long-term debt	300.4	—	250.2	51.6	301.8	300.6	—	251.2	50.7	301.9
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

	March 31, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$4.5	$4.5	$2.7	$—	$—	$4.4	$4.4
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments with or without notice to the borrower, as permitted by law, or in accordance with the contract. Refer to page 183 of JPMorganChase’s 2024 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2025 and 2024, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2025				2024
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$26	$—		$26	$36	$—		$36
Securities borrowed	—	—		—	(1)	—		(1)
Trading assets:
Debt and equity instruments, excluding loans	(199)	—		(199)	1,248	—		1,248
Loans reported as trading assets:
Changes in instrument-specific credit risk	24	—		24	168	—		168
Other changes in fair value	3	3	(c)	6	13	—		13
Loans:
Changes in instrument-specific credit risk	269	—		269	125	2	(c)	127
Other changes in fair value	170	181	(c)	351	(57)	45	(c)	(12)
Other assets	28	—		28	13	—		13
Deposits(a)	(461)	—		(461)	(974)	—		(974)
Federal funds purchased and securities loaned or sold under repurchase agreements	(7)	—		(7)	5	—		5
Short-term borrowings(a)	(147)	—		(147)	(221)	—		(221)
Trading liabilities	18	—		18	(12)	—		(12)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	2	—		2	1	—		1
Long-term debt(a)(b)	(185)	(6)	(c)(d)	(191)	(934)	(8)	(c)(d)	(942)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three months ended March 31, 2025 and 2024.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2025 and December 31, 2024, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2025				December 31, 2024
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,305		$345	$(2,960)	$3,429		$464	$(2,965)
Loans	1,345		1,102	(243)	1,711		1,492	(219)
Subtotal	4,650		1,447	(3,203)	5,140		1,956	(3,184)
90 or more days past due and government guaranteed
Loans(a)	48		43	(5)	50		45	(5)
All other performing loans(b)
Loans reported as trading assets	15,494		14,079	(1,415)	12,171		10,852	(1,319)
Loans(c)	43,868		43,388	(480)	40,342		39,813	(529)
Subtotal	59,362		57,467	(1,895)	52,513		50,665	(1,848)
Total loans	$64,060		$58,957	$(5,103)	$57,703		$52,666	$(5,037)
Long-term debt
Principal-protected debt	$62,499	(e)	$52,078	$(10,421)	$57,414	(e)	$47,780	$(9,634)
Nonprincipal-protected debt(d)	NA		54,770	NA	NA		53,000	NA
Total long-term debt	NA		$106,848	NA	NA		$100,780	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$7	NA	NA		$1	NA
Total long-term beneficial interests	NA		$7	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of March 31, 2025 and December 31, 2024.
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
At March 31, 2025 and December 31, 2024, the contractual amount of lending-related commitments for which the fair value option was elected was $12.3 billion and $12.2 billion, respectively, with a corresponding fair value of $3 million and $50 million, respectively. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2025					December 31, 2024
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$50,201	$1,305	$33,432		$84,938	$46,220	$1,065	$28,871		$76,156
Credit	6,836	904	—		7,740	6,213	1,242	—		7,455
Foreign exchange	2,419	1,507	272		4,198	2,309	1,058	416		3,783
Equity	45,715	9,641	3,083		58,439	44,149	7,881	2,986		55,016
Commodity	1,024	285	—	(a)	1,309	1,331	62	1	(a)	1,394
Total structured notes	$106,195	$13,642	$36,787		$156,624	$100,222	$11,308	$32,274		$143,804
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $1.3 billion and $869 million for the periods ended March 31, 2025 and December 31, 2024, respectively.

Note 4 – Derivative instruments
JPMorganChase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	106-107
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	108
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	106-107
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	108
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	108
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	106-107
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	109
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	109
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	109
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	109
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	109

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of March 31, 2025 and December 31, 2024.

	Notional amounts(b)
(in billions)	March 31, 2025	December 31, 2024
Interest rate contracts
Swaps	$23,156	$20,437
Futures and forwards	4,723	3,067
Written options	3,286	3,067
Purchased options	3,211	3,089
Total interest rate contracts	34,376	29,660
Credit derivatives(a)	1,566	1,191
Foreign exchange contracts
Cross-currency swaps	4,986	4,509
Spot, futures and forwards	9,111	7,005
Written options	1,283	1,015
Purchased options	1,258	984
Total foreign exchange contracts	16,638	13,513
Equity contracts
Swaps	927	850
Futures and forwards	233	206
Written options	991	914
Purchased options	853	788
Total equity contracts	3,004	2,758
Commodity contracts
Swaps	168	148
Spot, futures and forwards	234	191
Written options	144	137
Purchased options	129	125
Total commodity contracts	675	601
Total derivative notional amounts	$56,259	$47,723
(a)Refer to the Credit derivatives discussion on pages 110-111 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2025 and December 31, 2024, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$303,089	$—	$303,089	$24,690	$286,980	$—	$286,980	$8,175
Credit	11,298	—	11,298	350	16,083	—	16,083	2,569
Foreign exchange	176,587	1,063	177,650	18,804	172,418	902	173,320	13,403
Equity	97,434	—	97,434	9,992	101,066	—	101,066	8,457
Commodity	20,740	48	20,788	6,703	16,241	222	16,463	4,628
Total fair value of trading assets and liabilities	$609,148	$1,111	$610,259	$60,539	$592,788	$1,124	$593,912	$37,232

	Gross derivative receivables				Gross derivative payables
December 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,734	$—	$290,734	$24,945	$274,226	$2	$274,228	$9,239
Credit	11,087	—	11,087	814	13,796	—	13,796	1,898
Foreign exchange	261,035	1,885	262,920	25,312	253,289	1,278	254,567	15,597
Equity	85,220	—	85,220	5,285	96,139	—	96,139	8,648
Commodity	15,490	136	15,626	4,611	14,415	73	14,488	4,279
Total fair value of trading assets and liabilities	$663,566	$2,021	$665,587	$60,967	$651,865	$1,353	$653,218	$39,661
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2025 and December 31, 2024, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of liquid securities and other cash collateral held at third-party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables, up to the fair value exposure amount. For the purpose of this disclosure, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule;
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

	March 31, 2025				December 31, 2024
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$157,145	$(133,797)	$23,348		$158,202	$(134,791)	$23,411
OTC–cleared	144,509	(144,417)	92		130,989	(130,810)	179
Exchange-traded(a)	191	(185)	6		190	(188)	2
Total interest rate contracts	301,845	(278,399)	23,446		289,381	(265,789)	23,592
Credit contracts:
OTC	8,354	(8,086)	268		8,680	(8,030)	650
OTC–cleared	2,881	(2,862)	19		2,267	(2,243)	24
Total credit contracts	11,235	(10,948)	287		10,947	(10,273)	674
Foreign exchange contracts:
OTC	175,181	(158,258)	16,923		259,608	(236,931)	22,677
OTC–cleared	603	(588)	15		685	(677)	8
Exchange-traded(a)	50	—	50		34	—	34
Total foreign exchange contracts	175,834	(158,846)	16,988		260,327	(237,608)	22,719
Equity contracts:
OTC	45,596	(41,833)	3,763		33,269	(30,742)	2,527
Exchange-traded(a)	51,367	(45,609)	5,758		51,040	(49,193)	1,847
Total equity contracts	96,963	(87,442)	9,521		84,309	(79,935)	4,374
Commodity contracts:
OTC	11,927	(8,093)	3,834		8,340	(5,848)	2,492
OTC–cleared	129	(89)	40		126	(84)	42
Exchange-traded(a)	6,606	(5,903)	703		5,179	(5,083)	96
Total commodity contracts	18,662	(14,085)	4,577		13,645	(11,015)	2,630
Derivative receivables with appropriate legal opinion	604,539	(549,720)	54,819	(d)	658,609	(604,620)	53,989	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	5,720		5,720		6,978		6,978
Total derivative receivables recognized on the Consolidated balance sheets	$610,259		$60,539		$665,587		$60,967
Collateral not nettable on the Consolidated balance sheets(b)(c)			(27,290)				(28,160)
Net amounts			$33,249				$32,807

	March 31, 2025				December 31, 2024
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$135,936	$(129,016)	$6,920		$138,215	$(130,375)	$7,840
OTC–cleared	149,588	(149,441)	147		134,555	(134,262)	293
Exchange-traded(a)	372	(348)	24		363	(352)	11
Total interest rate contracts	285,896	(278,805)	7,091		273,133	(264,989)	8,144
Credit contracts:
OTC	12,602	(11,073)	1,529		11,381	(10,133)	1,248
OTC–cleared	2,471	(2,441)	30		1,779	(1,765)	14
Total credit contracts	15,073	(13,514)	1,559		13,160	(11,898)	1,262
Foreign exchange contracts:
OTC	170,681	(159,328)	11,353		251,860	(238,292)	13,568
OTC–cleared	721	(589)	132		772	(678)	94
Exchange-traded(a)	71	—	71		14	—	14
Total foreign exchange contracts	171,473	(159,917)	11,556		252,646	(238,970)	13,676
Equity contracts:
OTC	53,024	(47,001)	6,023		44,394	(38,298)	6,096
Exchange-traded(a)	46,297	(45,608)	689		49,578	(49,193)	385
Total equity contracts	99,321	(92,609)	6,712		93,972	(87,491)	6,481
Commodity contracts:
OTC	8,159	(6,003)	2,156		6,918	(5,206)	1,712
OTC–cleared	89	(89)	—		84	(84)	—
Exchange-traded(a)	5,809	(5,743)	66		5,182	(4,919)	263
Total commodity contracts	14,057	(11,835)	2,222		12,184	(10,209)	1,975
Derivative payables with appropriate legal opinion	585,820	(556,680)	29,140	(d)	645,095	(613,557)	31,538	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	8,092		8,092		8,123		8,123
Total derivative payables recognized on the Consolidated balance sheets	$593,912		$37,232		$653,218		$39,661
Collateral not nettable on the Consolidated balance sheets(b)(c)			(9,673)				(10,163)
Net amounts			$27,559				$29,498
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
(d)Net derivatives receivable included cash collateral netted of $46.9 billion and $51.9 billion at March 31, 2025 and December 31, 2024. Net derivatives payable included cash collateral netted of $53.8 billion and $60.8 billion at March 31, 2025 and December 31, 2024, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2025 and December 31, 2024.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2025	December 31, 2024
Aggregate fair value of net derivative payables	$13,632	$15,371
Collateral posted	14,027	15,204
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2025 and December 31, 2024, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2025		December 31, 2024
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$43	$1,038	$119	$1,205
Amount required to settle contracts with termination triggers upon downgrade(b)	82	815	78	458
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2025 and 2024, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$41	$292	$333	$—	$302	$—
Foreign exchange(c)	247	(204)	43	(135)	43	37
Commodity(d)	(1,329)	1,400	71	—	56	—
Total	$(1,041)	$1,488	$447	$(135)	$401	$37

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$318	$(220)	$98	$—	$112	$—
Foreign exchange(c)	(139)	189	50	(116)	50	(27)
Commodity(d)	261	(235)	26	—	24	—
Total	$440	$(266)	$174	$(116)	$186	$(27)
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

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$212,505	(c)	$1,697	$(2,514)	$(817)
Liabilities
Long-term debt	216,775		(1,361)	(9,053)	(10,414)
Beneficial interests issued by consolidated VIEs	5,353		9	(4)	5

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$203,141	(c)	$(1,675)	$(1,959)	$(3,634)
Liabilities
Long-term debt	211,288		(3,711)	(9,332)	(13,043)
Beneficial interests issued by consolidated VIEs	5,312		(30)	(5)	(35)
(a)Excludes physical commodities with a carrying value of $8.2 billion and $6.2 billion at March 31, 2025 and December 31, 2024, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2025 and December 31, 2024, the carrying amount excluded for AFS securities was $28.6 billion and $28.7 billion, respectively. At March 31, 2025 and December 31, 2024, the carrying amount excluded for long-term debt was $541 million and $518 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At March 31, 2025 and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $70.3 billion and $72.8 billion, of which $47.6 billion and $41.2 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At March 31, 2025 and December 31, 2024, the cumulative amount of basis adjustments was $(734) million and $(1.7) billion, which is comprised of $462 million and $(1.2) billion for active hedging relationships, and $(1.2) billion and $(566) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2025 and 2024, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(599)	$1,446	$2,045
Foreign exchange(b)	(22)	141	163
Total	$(621)	$1,587	$2,208

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(620)	$(1,725)	$(1,105)
Foreign exchange(b)	31	(37)	(68)
Total	$(589)	$(1,762)	$(1,173)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2025 and 2024.
Over the next 12 months, the Firm expects that approximately $(1.6) billion (after-tax) of net losses recorded in AOCI at March 31, 2025, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2025 and 2024.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024
Three months ended March 31, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$33	$(2,134)	$89	$1,442
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. There were no sales or liquidations of legal entities that resulted in reclassifications for the three months ended March 31, 2025 and 2024. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2025	2024
Contract type
Interest rate(a)	$56	$(223)
Credit(b)	(60)	(258)
Foreign exchange(c)	41	7
Equity(d)	(2)	—
Total	$35	$(474)
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
(d)Gains and losses were recorded in principal transactions revenue.
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2025 and December 31, 2024. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(591,524)	$609,628	$18,104	$6,022
Other credit derivatives(a)	(143,716)	200,742	57,026	14,533
Total credit derivatives	(735,240)	810,370	75,130	20,555
Credit-related notes(b)	—	—	—	11,141
Total	$(735,240)	$810,370	$75,130	$31,696

	Maximum payout/Notional amount
December 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,184)	$474,554	$24,370	$6,858
Other credit derivatives(a)	(110,913)	137,927	27,014	10,169
Total credit derivatives	(561,097)	612,481	51,384	17,027
Credit-related notes(b)	—	—	—	10,471
Total	$(561,097)	$612,481	$51,384	$27,498
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of March 31, 2025 and December 31, 2024, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
March 31, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(163,323)	$(303,031)	$(108,238)	$(574,592)	$4,788	$(1,185)	$3,603
Noninvestment-grade	(45,260)	(85,886)	(29,502)	(160,648)	2,333	(2,127)	206
Total	$(208,583)	$(388,917)	$(137,740)	$(735,240)	$7,121	$(3,312)	$3,809

December 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(135,950)	$(277,052)	$(33,379)	$(446,381)	$4,593	$(904)	$3,689
Noninvestment-grade	(42,149)	(70,525)	(2,042)	(114,716)	1,889	(1,738)	151
Total	$(178,099)	$(347,577)	$(35,421)	$(561,097)	$6,482	$(2,642)	$3,840
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2024 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2025	2024
Underwriting
Equity	$321	$354
Debt	1,169	1,003
Total underwriting	1,490	1,357
Advisory	688	597
Total investment banking fees	$2,178	$1,954
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

	Three months ended March 31,
(in millions)	2025	2024
Trading revenue by instrument type
Interest rate(a)	$1,358	$1,071
Credit(b)	238	691
Foreign exchange	1,376	1,536
Equity	4,174	3,277
Commodity	481	200
Total trading revenue	7,627	6,775
Private equity gains/(losses)	(13)	15
Principal transactions	$7,614	$6,790
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2025	2024
Lending-related fees(a)	$533	$603
Deposit-related fees	1,599	1,299
Total lending- and deposit-related fees	$2,132	$1,902
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended March 31,
(in millions)	2025	2024
Asset management fees
Investment management fees	$4,603	$4,059
All other asset management fees	97	87
Total asset management fees	$4,700	$4,146
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended March 31,
(in millions)	2025	2024
Commissions and other fees
Brokerage commissions and fees	$900	$763
Administration fees	649	606
All other commissions and fees (a)	484	436
Total commissions and other fees	$2,033	$1,805
(a)Includes annuity sales commissions, depositary receipt-related service fees and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.
Mortgage fees and related income: refer to Note 14 for additional information.

Card income
The following table presents the components of card income.

	Three months ended March 31,
(in millions)	2025	2024
Interchange and merchant processing income	$8,398	$7,831
Rewards costs and partner payments	(6,785)	(6,171)
All other(a)	(397)	(442)
Total card income	$1,216	$1,218
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended March 31,
(in millions)	2025	2024
Operating lease income	$829	$672
First Republic-related gain	588	—
Refer to Note 16 for information on operating lease income included within other income.
First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. Refer to Note 34 on pages 319-321 of the Firm’s 2024 Form 10-K for additional information.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended March 31,
(in millions)	2025	2024
Legal expense	$121	$(72)
FDIC-related expense(a)	(11)	973
Operating losses	386	299
(a)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025, and an accrual increase of $725 million for the three months ended March 31, 2024.

Note 6 – Interest income and interest expense
Refer to Note 7 of JPMorganChase’s 2024 Form 10-K for a description of JPMorganChase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2025	2024
Interest income
Loans(a)	$22,420	$22,874
Taxable securities	5,992	4,871
Non-taxable securities(b)	270	323
Total investment securities(a)	6,262	5,194
Trading assets - debt instruments	5,557	4,592
Federal funds sold and securities purchased under resale agreements	4,216	4,215
Securities borrowed	2,307	2,166
Deposits with banks	4,139	6,386
All other interest-earning assets(c)	1,952	2,011
Total interest income	$46,853	$47,438
Interest expense
Interest-bearing deposits	$11,077	$12,234
Federal funds purchased and securities loaned or sold under repurchase agreements	5,189	3,969
Short-term borrowings	535	535
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,091	2,636
Long-term debt	4,392	4,618
Beneficial interest issued by consolidated VIEs	296	364
Total interest expense	$23,580	$24,356
Net interest income	$23,273	$23,082
Provision for credit losses	3,305	1,884
Net interest income after provision for credit losses	$19,968	$21,198
(a)Includes the amortization and accretion of purchase premiums and discounts, as well as net deferred fees and costs on loans.
(b)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(c)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.
(d)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorganChase’s 2024 Form 10-K for a discussion of JPMorganChase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

	Three months ended March 31,
(in millions)	2025	2024
Total net periodic defined benefit plan cost/(credit)	$(65)	$(113)
Total defined contribution plans	435	388
Total pension and OPEB cost included in noninterest expense	$370	$275
As of both March 31, 2025 and December 31, 2024, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $22.2 billion.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2024 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2025	2024
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$424	$435
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	629	503
Total noncash compensation expense related to employee share-based incentive plans	$1,053	$938
In the first quarter of 2025, in connection with its annual incentive grant for the 2024 performance year, the Firm granted 12 million RSUs and 462 thousand PSUs with weighted-average grant date fair values of $259.74 per RSU and $261.10 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2025, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2025				December 31, 2024
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$88,333	$697	$3,053	$85,977	$95,671	$251	$4,029	$91,893
Residential:
U.S.	4,962	23	34	4,951	4,242	16	50	4,208
Non-U.S.	524	3	—	527	600	3	—	603
Commercial	4,662	24	53	4,633	4,115	20	70	4,065
Total mortgage-backed securities	98,481	747	3,140	96,088	104,628	290	4,149	100,769
U.S. Treasury and government agencies	230,023	1,300	70	231,253	235,495	545	1,261	234,779
Obligations of U.S. states and municipalities	18,426	51	1,040	17,437	18,337	110	534	17,913
Non-U.S. government debt securities	37,091	91	471	36,711	36,655	94	504	36,245
Corporate debt securities	61	—	—	61	71	—	1	70
Asset-backed securities:
Collateralized loan obligations	15,620	32	6	15,646	14,887	59	3	14,943
Other	2,151	23	7	2,167	2,125	17	9	2,133
Unallocated portfolio layer fair value basis adjustments(a)	463	(463)	—	NA	(1,153)	—	(1,153)	NA
Total available-for-sale securities	402,316	1,781	4,734	399,363	411,045	1,115	5,308	406,852
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	95,354	29	11,687	83,696	97,177	6	13,531	83,652
U.S. Residential	8,345	4	766	7,583	8,605	4	904	7,705
Commercial	8,150	17	339	7,828	8,817	24	389	8,452
Total mortgage-backed securities	111,849	50	12,792	99,107	114,599	34	14,824	99,809
U.S. Treasury and government agencies	108,658	—	9,297	99,361	108,632	—	11,212	97,420
Obligations of U.S. states and municipalities	9,181	9	781	8,409	9,310	32	631	8,711
Asset-backed securities:
Collateralized loan obligations	34,136	31	21	34,146	40,573	84	14	40,643
Other	1,260	1	31	1,230	1,354	2	39	1,317
Total held-to-maturity securities	265,084	91	22,922	242,253	274,468	152	26,720	247,900
Total investment securities, net of allowance for credit losses	$667,400	$1,872	$27,656	$641,616	$685,513	$1,267	$32,028	$654,752
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $1.6 billion and $479 million of HTM securities for the three months ended March 31, 2025 and 2024, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $118 million and $152 million at March 31, 2025 and December 31, 2024, respectively.
(d)Excludes $3.9 billion and $3.7 billion of accrued interest receivable at March 31, 2025 and December 31, 2024, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three months ended March 31, 2025 and 2024. Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2025 and December 31, 2024. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $3.1 billion and $5.3 billion, at March 31, 2025 and December 31, 2024, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$544	$2	$892	$32	$1,436	$34
Non-U.S.	—	—	28	—	28	—
Commercial	1,250	5	943	48	2,193	53
Total mortgage-backed securities	1,794	7	1,863	80	3,657	87
Obligations of U.S. states and municipalities	12,874	654	2,531	386	15,405	1,040
Non-U.S. government debt securities	13,982	224	4,267	247	18,249	471
Corporate debt securities	9	—	5	—	14	—
Asset-backed securities:
Collateralized loan obligations	1,856	4	233	2	2,089	6
Other	144	—	165	7	309	7
Total available-for-sale securities with gross unrealized losses	$30,659	$889	$9,064	$722	$39,723	$1,611

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,505	$6	$925	$44	$2,430	$50
Non-U.S.	—	—	30	—	30	—
Commercial	763	8	1,184	62	1,947	70
Total mortgage-backed securities	2,268	14	2,139	106	4,407	120
Obligations of U.S. states and municipalities	10,037	233	2,412	301	12,449	534
Non-U.S. government debt securities	14,234	234	4,184	270	18,418	504
Corporate debt securities	9	—	30	1	39	1
Asset-backed securities:
Collateralized loan obligations	2	—	375	3	377	3
Other	214	1	200	8	414	9
Total available-for-sale securities with gross unrealized losses	$26,764	$482	$9,340	$689	$36,104	$1,171

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both March 31, 2025 and December 31, 2024, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities as of March 31, 2025 was $118 million, which included a $17 million reduction in allowance related to a sale of a corporate debt security. As of March 31, 2024, the allowance for credit losses in investment securities was $154 million.
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2025	2024
Realized gains	$145	$173
Realized losses	(182)	(539)
Investment securities losses	$(37)	$(366)
Provision for credit losses	$(17)	$26

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2025, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2025 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$1,243	$9,052	$4,011	$84,178	$98,484
Fair value	1,228	9,093	4,036	81,731	96,088
Average yield(a)	3.45%	4.71%	5.23%	4.57%	4.59%
U.S. Treasury and government agencies
Amortized cost	$13,158	$169,205	$41,768	$5,892	$230,023
Fair value	13,181	170,187	41,820	6,065	231,253
Average yield(a)	4.56%	4.55%	4.88%	5.16%	4.63%
Obligations of U.S. states and municipalities
Amortized cost	$4	$15	$92	$18,315	$18,426
Fair value	4	15	90	17,328	17,437
Average yield(a)	1.54%	3.86%	4.34%	5.22%	5.21%
Non-U.S. government debt securities
Amortized cost	$8,999	$14,904	$8,863	$4,325	$37,091
Fair value	9,002	14,893	8,635	4,181	36,711
Average yield(a)	3.89%	4.31%	3.09%	4.05%	3.89%
Corporate debt securities
Amortized cost	$80	$14	$—	$—	$94
Fair value	47	14	—	—	61
Average yield(a)	12.89%	4.10%	—%	—%	11.59%
Asset-backed securities
Amortized cost	$6	$426	$1,273	$16,066	$17,771
Fair value	6	428	1,281	16,098	17,813
Average yield(a)	5.55%	5.81%	5.78%	5.62%	5.63%
Total available-for-sale securities
Amortized cost(b)	$23,490	$193,616	$56,007	$128,776	$401,889
Fair value	23,468	194,630	55,862	125,403	399,363
Average yield(a)	4.27%	4.54%	4.64%	4.80%	4.62%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$357	$7,708	$6,486	$97,350	$111,901
Fair value	347	7,294	5,894	85,572	99,107
Average yield(a)	0.93%	2.68%	2.88%	2.94%	2.91%
U.S. Treasury and government agencies
Amortized cost	$30,729	$31,143	$46,786	$—	$108,658
Fair value	30,004	29,076	40,281	—	99,361
Average yield(a)	0.57%	1.34%	1.26%	—%	1.09%
Obligations of U.S. states and municipalities
Amortized cost	$—	$11	$315	$8,885	$9,211
Fair value	—	11	285	8,113	8,409
Average yield(a)	—%	4.62%	3.23%	3.88%	3.85%
Asset-backed securities
Amortized cost	$—	$72	$20,632	$14,692	$35,396
Fair value	—	72	20,635	14,669	35,376
Average yield(a)	—%	4.95%	5.18%	5.29%	5.22%
Total held-to-maturity securities
Amortized cost(b)	$31,086	$38,934	$74,219	$120,927	$265,166
Fair value	30,351	36,453	67,095	108,354	242,253
Average yield(a)	0.58%	1.61%	2.50%	3.29%	2.50%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $36 million and the portfolio layer fair value hedge basis adjustments of $463 million at March 31, 2025. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $82 million at March 31, 2025.
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

Note 10 – Securities financing activities
Refer to Note 11 of JPMorganChase’s 2024 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities financing agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2025 and December 31, 2024. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	March 31, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$701,851	$(272,345)	$429,506	$(419,849)	$9,657
Securities borrowed	285,230	(46,528)	238,702	(187,332)	51,370
Liabilities
Securities sold under repurchase agreements	$797,949	$(272,345)	$525,604	$(491,557)	$34,047
Securities loaned and other(a)	61,543	(46,528)	15,015	(14,959)	56

	December 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$607,154	$(312,183)	$294,971	$(282,220)	$12,751
Securities borrowed	267,917	(48,371)	219,546	(170,702)	48,844
Liabilities
Securities sold under repurchase agreements	$603,683	$(312,183)	$291,500	$(249,763)	$41,737
Securities loaned and other(a)	58,989	(48,371)	10,618	(10,557)	61
(a)Includes securities-for-securities lending agreements of $7.9 billion and $5.9 billion at March 31, 2025 and December 31, 2024, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2025 and December 31, 2024, included $8.6 billion and $8.7 billion, respectively, of securities purchased under resale agreements; $44.4 billion and $42.9 billion, respectively, of securities borrowed; $33.3 billion and $40.9 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

The tables below present as of March 31, 2025 and December 31, 2024 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2025		December 31, 2024
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$118,299	$—	$82,645	$—
Residential - nonagency	2,194	—	2,610	—
Commercial - nonagency	1,511	—	2,344	—
U.S. Treasury, GSEs and government agencies	376,658	691	300,022	759
Obligations of U.S. states and municipalities	1,885	—	1,872	—
Non-U.S. government debt	194,570	2,615	117,614	1,852
Corporate debt securities	52,295	3,582	44,495	4,033
Asset-backed securities	6,027	—	4,619	—
Equity securities	44,510	54,655	47,462	52,345
Total	$797,949	$61,543	$603,683	$58,989

	Remaining contractual maturity of the agreements
March 31, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$420,477	$244,426	$25,843	$107,203	$797,949
Total securities loaned and other	57,112	—	1	4,430	61,543

	Remaining contractual maturity of the agreements
December 31, 2024 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$308,392	$171,346	$19,932	$104,013	$603,683
Total securities loaned and other	54,066	1,463	1	3,459	58,989
Transfers not qualifying for sale accounting
At March 31, 2025 and December 31, 2024, the Firm held $910 million and $805 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

Note 11 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
Refer to Note 12 of JPMorganChase's 2024 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm's elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.
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
(e)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$372,892	$223,384	$704,714	$1,300,990
Held-for-sale	735	—	9,437	10,172
At fair value	17,511	—	27,022	44,533
Total	$391,138	$223,384	$741,173	$1,355,695

December 31, 2024 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$376,334	$232,860	$690,396	$1,299,590
Held-for-sale	945	—	6,103	7,048
At fair value	15,531	—	25,819	41,350
Total	$392,810	$232,860	$722,318	$1,347,988
(a)Excludes $6.6 billion of accrued interest receivables at both March 31, 2025 and December 31, 2024. The Firm wrote off accrued interest receivables of $28 million and $31 million for the three months ended March 31, 2025 and 2024, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2025 and December 31, 2024. Refer to Note 34 of JPMorganChase’s 2024 Form 10-K for more information on the discount associated with First Republic loans.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2025					2024
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$127	(b)(c)	$—	$130	$257	$124	(b)(c)	$—	$161	$285
Sales	—		—	11,715	11,715	3,364		—	9,582	12,946
Retained loans reclassified to held-for-sale(a)	44		—	353	397	987		—	185	1,172
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended March 31, 2025 and 2024. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $216 million and $204 million for the three months ended March 31, 2025 and 2024, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
The following table provides information on the net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value), which were recognized in noninterest revenue. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

Three months ended March 31, (in millions)	2025	2024
Net gains/(losses) on sales of loans and lending-related commitments (a)	$(70)	$96
(a)Includes $(70) million and $66 million related to loans for the three months ended March 31, 2025 and 2024, respectively.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2025	December 31, 2024
Residential real estate	$306,523	$309,513
Auto and other	66,369	66,821
Total retained loans	$372,892	$376,334
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	March 31, 2025
	Term loans by origination year(c)						Revolving loans		Total
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$2,810	$12,135	$16,680	$60,197	$78,492	$119,585	$6,653	$6,864	$303,416
30–149 days past due	—	53	115	366	340	1,090	46	213	2,223
150 or more days past due	—	—	12	107	75	547	16	127	884
Total retained loans	$2,810	$12,188	$16,807	$60,670	$78,907	$121,222	$6,715	$7,204	$306,523
% of 30+ days past due to total retained loans(b)	—%	0.43%	0.76%	0.78%	0.53%	1.34%	0.92%	4.72%	1.01%
Gross charge-offs	$—	$—	$—	$1	$—	$2	$8	$2	$13

(in millions, except ratios)	December 31, 2024
	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$12,301	$17,280	$61,337	$79,760	$52,289	$70,270	$6,974	$7,088	$307,299
30–149 days past due	13	54	139	110	59	747	53	204	1,379
150 or more days past due	—	11	71	68	49	501	8	127	835
Total retained loans	$12,314	$17,345	$61,547	$79,938	$52,397	$71,518	$7,035	$7,419	$309,513
% of 30+ days past due to total retained loans(b)	0.11%	0.37%	0.34%	0.22%	0.21%	1.72%	0.87%	4.46%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$176	$21	$7	$206
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at March 31, 2025 and December 31, 2024.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at March 31, 2025 and December 31, 2024. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2025	December 31, 2024
Nonaccrual loans(a)(b)(c)(d)	$3,092	$2,984

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$61	$72
Less than 660	3	3
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	163	161
Less than 660	5	5
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,819	4,962
Less than 660	55	73
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	293,281	294,797
Less than 660	8,504	8,534
No FICO/LTV available(h)	632	906
Total retained loans	$306,523	$309,513

Weighted-average LTV ratio(e)(i)	46%	47%
Weighted-average FICO(f)(i)	774	774

Geographic region(h)(j)
California	$119,614	$120,944
New York	46,478	46,854
Florida	21,730	21,820
Texas	14,402	14,531
Massachusetts	13,345	13,511
Colorado	10,437	10,465
Illinois	9,624	9,835
Washington	9,304	9,372
New Jersey	7,448	7,554
Connecticut	6,796	6,854
All other	47,345	47,773
Total retained loans	$306,523	$309,513
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At March 31, 2025, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at March 31, 2025 and December 31, 2024.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $37 million and $43 million for the three months ended March 31, 2025 and 2024, respectively.
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
(h)Included U.S. government-guaranteed loans as of March 31, 2025 and December 31, 2024.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2025.

Loan modifications
The Firm grants certain modifications of residential real estate loans to borrowers experiencing financial difficulty. The Firm's proprietary modification programs as well as government programs, including U.S. GSE programs, that generally provide various modifications to borrowers experiencing financial difficulty including, but not limited to, interest rate reductions, term extensions, other-than-insignificant payment deferral and principal forgiveness that would otherwise have been required under the terms of the original agreement, are considered FDMs. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information.
Financial effects of FDMs
For the three months ended March 31, 2025, retained residential real estate FDMs were $61 million. The financial effects of the FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 15 years, and reducing the weighted-average contractual interest rate from 7.41% to 6.18% for the three months ended March 31, 2025.
For the three months ended March 31, 2024, retained residential real estate FDMs were $39 million. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 16 years, and reducing the weighted-average contractual interest rate from 7.39% to 4.28% for the three months ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, there were no additional commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.
For the three months ended March 31, 2025 and 2024, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended March 31, 2025 and 2024

(in millions)	Amortized cost basis
	Twelve months ended March 31,	Twelve months ended March 31,
	2025	2024
Current	$130	$97
30-149 days past due	55	17
150 or more days past due	46	11
Total	$231	$125
Defaults of FDMs
Retained residential real estate FDMs that defaulted during the three months ended March 31, 2025 and 2024 and were reported as FDMs in the twelve months prior to the default were not material.
Active and suspended foreclosure
At March 31, 2025 and December 31, 2024, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $603 million and $576 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

	March 31, 2025
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$7,326	$23,447	$14,186	$8,031	$5,858	$2,631	$3,754	$164	$65,397
30–119 days past due	49	157	242	214	139	51	39	39	930
120 or more days past due	—	1	1	—	2	6	3	29	42
Total retained loans	$7,375	$23,605	$14,429	$8,245	$5,999	$2,688	$3,796	$232	$66,369
% of 30+ days past due to total retained loans	0.66%	0.67%	1.68%	2.60%	2.32%	1.90%	1.11%	29.31%	1.45%
Gross charge-offs	$20	$84	$70	$49	$23	$27	$—	$1	$274

	December 31, 2024
(in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,165	$15,953	$9,201	$7,014	$2,895	$624	$3,714	$148	$65,714
30–119 days past due	190	283	259	179	53	23	40	34	1,061
120 or more days past due	1	1	—	5	6	—	3	30	46
Total retained loans	$26,356	$16,237	$9,460	$7,198	$2,954	$647	$3,757	$212	$66,821
% of 30+ days past due to total retained loans	0.72%	1.75%	2.74%	2.50%	1.76%	3.55%	1.14%	30.19%	1.64%
Gross charge-offs	$269	$348	$224	$126	$37	$82	$1	$6	$1,093

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	Total Auto and other
	March 31, 2025	December 31, 2024
Nonaccrual loans(a)(b)	$226	$249

Geographic region(c)
California	$10,220	$10,321
Texas	7,773	7,772
Florida	5,400	5,428
New York	4,860	4,905
Illinois	2,869	2,890
New Jersey	2,432	2,468
Pennsylvania	2,037	2,012
Georgia	1,707	1,716
Arizona	1,628	1,643
North Carolina	1,594	1,597
All other	25,849	26,069
Total retained loans	$66,369	$66,821
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2025 and 2024.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2025.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three months ended March 31, 2025 and 2024, retained auto and other FDMs were not material.
As of March 31, 2025 and December 31, 2024, there were no additional commitments to lend to borrowers modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

(in millions, except ratios)	March 31, 2025
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$217,004	$1,453	$218,457
30–89 days past due and still accruing	2,220	121	2,341
90 or more days past due and still accruing	2,525	61	2,586
Total retained loans	$221,749	$1,635	$223,384
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.14%	11.13%	2.21%
% of 90+ days past due to total retained loans	1.14	3.73	1.16
Gross charge-offs	$2,244	$72	$2,316

(in millions, except ratios)	December 31, 2024
	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,532	$1,284	$227,816
30–89 days past due and still accruing	2,291	109	2,400
90 or more days past due and still accruing	2,591	53	2,644
Total retained loans	$231,414	$1,446	$232,860
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.11%	11.20%	2.17%
% of 90+ days past due to total retained loans	1.12	3.67	1.14
Gross charge-offs	$7,951	$247	$8,198
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2025	December 31, 2024
Geographic region(a)
California	$34,908	$36,385
Texas	23,741	24,423
New York	17,813	18,525
Florida	16,721	17,236
Illinois	11,952	12,442
New Jersey	9,228	9,644
Colorado	6,746	6,962
Ohio	6,631	6,976
Pennsylvania	6,181	6,558
Arizona	5,613	5,796
All other	83,850	87,913
Total retained loans	$223,384	$232,860
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.5%	85.5%
Less than 660	15.3	14.3
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2025.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
	Three months ended March 31, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$376	0.17%	Term extension with a reduction in the weighted average contractual interest rate from 23.04% to 3.53%
Other(b)(c)	5	—	Reduced weighted-average contractual interest rate from 20.95% to 8.61%
Total	$381

	Loan modifications
	Three months ended March 31, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$259	0.13%	Term extension with a reduction in the weighted average contractual interest rate from 23.88% to 3.30%
Total	$259
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent the weighted average at the time of modification.
(c)Primarily interest rate reduction.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended March 31, 2025 and 2024.

(in millions)	Amortized cost basis
	Twelve months ended March 31,	Twelve months ended March 31,
	2025	2024
Current and less than 30 days past due and still accruing	$915	$626
30-89 days past due and still accruing	83	65
90 or more days past due and still accruing	47	43
Total	$1,045	$734
Defaults of FDMs
Retained credit card FDMs that defaulted during the three months ended March 31, 2025 and 2024 and were reported as FDMs in the twelve months prior to the default were not material.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm's standard charge-off policy.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to small businesses and high-net-worth individuals. The primary credit quality indicator for wholesale loans is the internal risk rating assigned to each loan. Refer to Note 12 of JPMorganChase’s 2024 Form 10-K for further information on these risk ratings.
Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Loans by risk ratings
Investment-grade	$113,829	$114,280	$69,498	$70,862	$293,965	$286,528	$477,292	$471,670
Noninvestment-grade:
Noncriticized	38,178	37,422	87,770	83,191	75,947	72,743	201,895	193,356
Criticized performing	9,132	9,291	10,624	10,977	1,876	1,160	21,632	21,428
Criticized nonaccrual	1,452	1,439	1,851	1,760	592	743	3,895	3,942
Total noninvestment-grade	48,762	48,152	100,245	95,928	78,415	74,646	227,422	218,726
Total retained loans	$162,591	$162,432	$169,743	$166,790	$372,380	$361,174	$704,714	$690,396
% of investment-grade to total retained loans	70.01%	70.36%	40.94%	42.49%	78.94%	79.33%	67.73%	68.32%
% of total criticized to total retained loans	6.51	6.61	7.35	7.64	0.66	0.53	3.62	3.67
% of criticized nonaccrual to total retained loans	0.89	0.89	1.09	1.06	0.16	0.21	0.55	0.57
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of March 31, 2025 and December 31, 2024, predominantly consisted of $115.3 billion and $114.8 billion, respectively, to individuals and individual entities; $103.0 billion and $94.0 billion, respectively, to financial institutions; and $94.9 billion and $92.5 billion, respectively, to SPEs. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	March 31, 2025
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$2,463	$9,875	$9,647	$24,410	$22,576	$43,556	$1,302	$—	$113,829
Noninvestment-grade	963	4,234	5,520	14,890	8,503	13,087	1,472	93	48,762
Total retained loans	$3,426	$14,109	$15,167	$39,300	$31,079	$56,643	$2,774	$93	$162,591
Gross charge-offs	$—	$—	$—	$8	$34	$43	$—	$—	$85

	Secured by real estate
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,002	$9,834	$25,284	$22,796	$15,548	$29,488	$1,328	$—	$114,280
Noninvestment-grade	4,238	5,366	14,717	8,567	3,462	10,392	1,317	93	48,152
Total retained loans	$14,240	$15,200	$40,001	$31,363	$19,010	$39,880	$2,645	$93	$162,432
Gross charge-offs	$72	$18	$43	$2	$109	$80	$—	$—	$324

	Commercial and industrial
(in millions)	March 31, 2025
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$5,729	$7,102	$4,616	$6,221	$2,851	$1,779	$41,199	$1	$69,498
Noninvestment-grade	8,303	18,599	10,305	9,550	3,983	1,531	47,856	118	100,245
Total retained loans	$14,032	$25,701	$14,921	$15,771	$6,834	$3,310	$89,055	$119	$169,743
Gross charge-offs	$—	$1	$5	$28	$48	$8	$18	$2	$110

	Commercial and industrial
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,564	$6,285	$6,588	$3,119	$1,067	$1,139	$41,099	$1	$70,862
Noninvestment-grade	21,251	11,350	10,942	5,322	783	975	45,181	124	95,928
Total retained loans	$32,815	$17,635	$17,530	$8,441	$1,850	$2,114	$86,280	$125	$166,790
Gross charge-offs	$25	$22	$128	$24	$1	$50	$270	$5	$525

	Other(a)
(in millions)	March 31, 2025
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,380	$22,840	$15,758	$12,051	$6,317	$15,097	$210,380	$1,142	$293,965
Noninvestment-grade	4,685	9,714	6,403	5,311	2,935	2,916	46,394	57	78,415
Total retained loans	$15,065	$32,554	$22,161	$17,362	$9,252	$18,013	$256,774	$1,199	$372,380
Gross charge-offs	$—	$—	$—	$12	$—	$1	$5	$—	$18

	Other(a)
(in millions)	December 31, 2024
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$30,484	$17,039	$13,272	$6,288	$8,632	$7,382	$201,949	$1,482	$286,528
Noninvestment-grade	11,784	7,248	5,918	3,296	1,366	1,886	42,954	194	74,646
Total retained loans	$42,268	$24,287	$19,190	$9,584	$9,998	$9,268	$244,903	$1,676	$361,174
Gross charge-offs	$—	$38	$3	$36	$40	$50	$6	$—	$173
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Retained loans secured by real estate	$100,631	$101,114	$61,960	$61,318	$162,591	$162,432
Criticized	4,622	4,700	5,962	6,030	10,584	10,730
% of criticized to total retained loans secured by real estate	4.59%	4.65%	9.62%	9.83%	6.51%	6.61%
Criticized nonaccrual	$322	$337	$1,130	$1,102	$1,452	$1,439
% of criticized nonaccrual loans to total retained loans secured by real estate	0.32%	0.33%	1.82%	1.80%	0.89%	0.89%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Loans by geographic distribution(a)
Total U.S.	$159,293	$159,209	$127,913	$127,626	$283,712	$278,077	$570,918	$564,912
Total non-U.S.	3,298	3,223	41,830	39,164	88,668	83,097	133,796	125,484
Total retained loans	$162,591	$162,432	$169,743	$166,790	$372,380	$361,174	$704,714	$690,396
Loan delinquency
Current and less than 30 days past due and still accruing	$160,338	$159,949	$167,201	$164,104	$370,343	$359,191	$697,882	$683,244
30–89 days past due and still accruing	698	918	569	868	1,422	1,152	2,689	2,938
90 or more days past due and still accruing(b)	103	126	122	58	23	88	248	272
Criticized nonaccrual	1,452	1,439	1,851	1,760	592	743	3,895	3,942
Total retained loans	$162,591	$162,432	$169,743	$166,790	$372,380	$361,174	$704,714	$690,396
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Nonaccrual loans
With an allowance	$468	$366	$1,484	$1,362	$507	$555	$2,459	$2,283
Without an allowance(a)	984	1,073	367	398	85	188	1,436	1,659
Total nonaccrual loans(b)	$1,452	$1,439	$1,851	$1,760	$592	$743	$3,895	$3,942
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2025 and 2024.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three months ended March 31, 2025 and 2024.

	Secured by real estate
	Three months ended March 31, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$290	0.18%	Extended loans by a weighted-average of 9 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 35 months
Other(a)	15	—	NM
Total	$347
(a)Includes loans with a single modification.

	Secured by real estate
	Three months ended March 31, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$12	0.01%	Extended loans by a weighted-average of 4 months
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	13	0.01	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest by 100 bps
Total	$25

	Commercial and industrial
	Three months ended March 31, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$394	0.23%	Extended loans by a weighted-average of 13 months
Other-than-insignificant payment deferral	312	0.18	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other(a)	1	—	NM
Total	$707
(a)Includes loans with a single modification.

	Commercial and industrial
	Three months ended March 31, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$382	0.23%	Extended loans by a weighted-average of 11 months
Other-than-insignificant payment deferral	84	0.05	Provided payment deferrals with delayed amounts largely recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	94	0.06	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 20 months
Other(a)	4	—	NM
Total	$564
(a)Includes loans with multiple modifications.

	Other
	Three months ended March 31, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$41	0.01%	Extended loans by a weighted-average of 12 months
Total	$41

	Other
	Three months ended March 31, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$20	0.01%	Extended loans by a weighted-average of 11 months
Total	$20

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended March 31, 2025 and 2024.

	Amortized cost basis
	Twelve months ended March 31, 2025			Twelve months ended March 31, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$483	$1,415	$225	$110	$1,033	$383
30-89 days past due and still accruing	24	7	11	7	29	12
Criticized nonaccrual	130	525	30	46	366	204
Total	$637	$1,947	$266	$163	$1,428	$599
Defaults of FDMs
The following table provides information on retained wholesale FDMs that defaulted in the three months ended March 31, 2025 and 2024 that were reported as FDMs in the twelve months prior to the default.

	Amortized cost basis
	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$13	$9	$11	$22	$43	$12
Total(a)	$13	$9	$11	$22	$43	$12
(a)Represents FDMs that were 30 days or more past due.
As of March 31, 2025 and December 31, 2024, additional commitments on modified loans to borrowers experiencing financial difficulty were $947 million and $1.8 billion, respectively, in Commercial and industrial, and $1 million and $69 million, respectively, in Other loan class. Additional commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at each period.

Note 12 – Allowance for credit losses
The Firm's allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.
Refer to Note 13 of JPMorganChase's 2024 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorganChase’s 2024 Form 10-K and Note 9 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2025				2024
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	287	2,316	213	2,816	331	1,914	136	2,381
Gross recoveries collected	(124)	(334)	(26)	(484)	(148)	(227)	(50)	(425)
Net charge-offs/(recoveries)	163	1,982	187	2,332	183	1,687	86	1,956
Provision for loan losses	214	2,382	597	3,193	56	1,837	(6)	1,887
Other	—	—	2	2	1	—	(1)	—
Ending balance at March 31,	$1,858	$15,000	$8,350	$25,208	$1,730	$12,600	$8,021	$22,351
Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	(10)	—	135	125	21	—	(81)	(60)
Other	—	—	—	—	—	—	2	2
Ending balance at March 31,	$72	$—	$2,154	$2,226	$96	$—	$1,820	$1,916
Total allowance for investment securities	NA	NA	NA	118	NA	NA	NA	154
Total allowance for credit losses(a)	$1,930	$15,000	$10,504	$27,552	$1,826	$12,600	$9,841	$24,421
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(727)	$—	$692	$(35)	$(873)	$—	$514	$(359)
Portfolio-based	2,585	15,000	7,658	25,243	2,603	12,600	7,507	22,710
Total allowance for loan losses	$1,858	$15,000	$8,350	$25,208	$1,730	$12,600	$8,021	$22,351

Loans by impairment methodology
Asset-specific(b)	$2,818	$—	$3,877	$6,695	$3,216	$—	$2,927	$6,143
Portfolio-based	370,074	223,384	700,837	1,294,295	386,376	206,740	664,834	1,257,950
Total retained loans	$372,892	$223,384	$704,714	$1,300,990	$389,592	$206,740	$667,761	$1,264,093
Collateral-dependent loans
Net charge-offs	$(3)	$—	$85	$82	$3	$—	$47	$50
Loans measured at fair value of collateral less cost to sell	2,791	—	1,820	4,611	3,260	—	1,131	4,391
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$135	$135	$—	$—	$85	$85
Portfolio-based	72	—	2,019	2,091	96	—	1,735	1,831
Total allowance for lending-related commitments(c)	$72	$—	$2,154	$2,226	$96	$—	$1,820	$1,916
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$793	$793	$—	$—	$390	$390
Portfolio-based(d)	25,873	99	521,760	547,732	28,994	—	511,263	540,257
Total lending-related commitments	$25,873	$99	$522,553	$548,525	$28,994	$—	$511,653	$540,647
(a)At March 31, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $283 million and $274 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At March 31, 2025 and 2024, lending-related commitments excluded $20.3 billion and $17.7 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.0 trillion and $943.9 billion, respectively, for the credit card portfolio segment; and $26.3 billion and $20.9 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2025 was $27.8 billion, reflecting a net addition of $1.0 billion from December 31, 2024. The net addition to the allowance for credit losses was largely driven by changes in the weighted-average macroeconomic outlook, including the qualitative adjustment to reflect additional weight placed on the adverse scenarios due to elevated risks and uncertainties related to the geopolitical and macroeconomic environment.
The net addition to the allowance for credit losses included:
•$562 million in wholesale, which also reflected changes in credit quality on client-specific exposures and the impact of new lending-related commitments, and
•$441 million in consumer, predominantly driven by Card Services.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.8% in the first quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.6% lower than the central case at the end of the second quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2025
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.3%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.5%	2.2%	2.0%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorganChase’s 2024 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 72–75 for further information on the allowance for credit losses and related management judgments.

Note 13 – Variable interest entities
Refer to Note 1 and Note 14 of JPMorganChase’s 2024 Form 10-K for a further description of the Firm's accounting policies regarding consolidation of and involvement with VIEs.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	142
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	142–144
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	142–144
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	144
	Municipal bond vehicles	Financing of municipal bond investments	144
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 145–146 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 148 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$72,674	$597	$54,250	$765	$1,910	$653	$3,328
Subprime	9,648	—	1,699	37	18	—	55
Commercial and other(b)	194,402	266	134,945	638	5,786	1,072	7,496
Total	$276,724	$863	$190,894	$1,440	$7,714	$1,725	$10,879

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$71,085	$615	$50,846	$613	$1,850	$614	$3,077
Subprime	8,824	—	1,847	44	19	—	63
Commercial and other(b)	186,293	243	125,510	530	5,768	1,074	7,372
Total	$266,202	$858	$178,203	$1,187	$7,637	$1,688	$10,512
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $186 million and $256 million at March 31, 2025 and December 31, 2024, respectively, and subordinated securities of $143 million and $49 million at March 31, 2025 and December 31, 2024, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of March 31, 2025 and December 31, 2024, 78% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.1 billion and $2.9 billion of investment-grade retained interests at March 31, 2025 and December 31, 2024, respectively, and $276 million and $216 million of noninvestment-grade retained interests at March 31, 2025 and December 31, 2024, respectively. The retained interests in commercial and other securitization trusts consisted of $6.5 billion and $6.0 billion of investment-grade retained interests at March 31, 2025 and December 31, 2024, respectively, and $1.0 billion and $1.4 billion of noninvestment-grade retained interests at March 31, 2025 and December 31, 2024, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2025	2024
Transfers of securities to VIEs
U.S. GSEs and government agencies	$5,490	$8,406
The Firm did not transfer any private label securities to re-securitization VIEs during the three months ended March 31, 2025 and 2024, and retained interests in any such Firm-sponsored VIEs as of March 31, 2025 and December 31, 2024 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2025	December 31, 2024
U.S. GSEs and government agencies
Interest in VIEs	$3,699	$3,219
As of March 31, 2025 and December 31, 2024, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $3.2 billion and $2.9 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2025 and December 31, 2024, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $12.5 billion and $10.3 billion at March 31, 2025 and December 31, 2024, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2025 and December 31, 2024.

	Assets					Liabilities
March 31, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,439		$165	$12,604	$5,353	$10	$5,363
Firm-administered multi-seller conduits	—	18,954		124	19,078	15,899	31	15,930
Municipal bond vehicles	3,008	—		37	3,045	3,254	21	3,275
Mortgage securitization entities(a)	—	613		8	621	112	46	158
Other	544	4,522	(b)	315	5,381	50	326	376
Total	$3,552	$36,528		$649	$40,729	$24,668	$434	$25,102

	Assets					Liabilities
December 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,531		$168	$13,699	$5,312	$10	$5,322
Firm-administered multi-seller conduits	1	20,383		133	20,517	18,228	26	18,254
Municipal bond vehicles	3,388	—		22	3,410	3,617	15	3,632
Mortgage securitization entities(a)	—	630		8	638	115	48	163
Other	496	1,966	(b)	350	2,812	51	355	406
Total	$3,885	$36,510		$681	$41,076	$27,323	$454	$27,777
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.5 billion at both March 31, 2025 and December 31, 2024.
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

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $34.3 billion and $35.2 billion at March 31, 2025 and December 31, 2024, of which $13.9 billion and $15.0 billion was unfunded at March 31, 2025 and December 31, 2024, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
The Firm elected the proportional amortization method for certain tax-oriented investments on a program-by-program basis. The proportional amortization method requires the cost of eligible investments, within an elected program, be amortized in proportion to the tax benefits received with the resulting amortization reported directly in income tax expense, which aligns with the associated tax credits and other tax benefits. Investments must meet certain criteria to be eligible, including that substantially all of the return is from income tax credits and other income tax benefits.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	Three months ended March 31,
	2025	2024
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$31,540	$29,821
Tax credits and other tax benefits(b)	1,358	1,266
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(983)	(1,016)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	31	48
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2025 and December 31, 2024 was $6.2 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at March 31, 2025 and December 31, 2024 was $8.5 billion and $8.1 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2025 and 2024, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2025		2024
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$4,524	$2,834	$4,922	$2,358
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$4,665	$2,849	$4,831	$2,324
Servicing fees collected	8	11	6	3
Cash flows received on interests	120	279	70	130
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

	Three months ended March 31,
(in millions)	2025	2024
Carrying value of loans sold	$8,614	$4,536
Proceeds received from loan sales as cash	638	306
Proceeds from loan sales as securities(a)(b)	7,893	4,192
Total proceeds received from loan sales(c)	$8,531	$4,498
Gains/(losses) on loan sales(d)(e)	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2025 and December 31, 2024. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	March 31, 2025	December 31, 2024
Loans repurchased or option to repurchase(a)	$616	$577
Real estate owned	4	6
Foreclosed government-guaranteed residential mortgage loans(b)	9	10
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2025 and December 31, 2024. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	2025	2024
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$54,250	$50,846	$563	$501	$3	$2
Subprime	1,699	1,847	100	113	1	1
Commercial and other	134,945	125,510	1,695	1,715	60	6
Total loans securitized	$190,894	$178,203	$2,358	$2,329	$64	$9

Note 14 – Goodwill, mortgage servicing rights, and other intangible assets
Refer to Note 15 of JPMorganChase’s 2024 Form 10-K for a detailed discussion of goodwill, mortgage servicing rights, and other intangible assets and the related accounting policies.
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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	March 31, 2025	December 31, 2024
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,240	11,236
Asset & Wealth Management	8,552	8,521
Corporate	713	692
Total goodwill	$52,621	$52,565
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$52,565	$52,634
Changes during the period from:
Business combinations	—	34
Other(a)	56	(32)
Balance at March 31,	$52,621	$52,636
(a)Primarily foreign currency adjustments.
Goodwill impairment testing
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment. Refer to Note 15 of JPMorganChase’s 2024 Form 10-K for a further discussion of the Firm’s goodwill impairment testing.
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
As of March 31, 2025, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of March 31, 2025 or December 31, 2024, nor was goodwill written off due to impairment during the three months ended March 31, 2025 or 2024.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorganChase’s 2024 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2025 and 2024.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2025	2024
Fair value at beginning of period	$9,121	$8,522
MSR activity:
Originations of MSRs	111	58
Purchase of MSRs(a)	279	2
Disposition of MSRs	4	5
Net additions/(dispositions)	394	65
Changes due to collection/realization of expected cash flows	(261)	(260)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(100)	268
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	1	7
Discount rates	—	—
Prepayment model changes and other(c)	(28)	3
Total changes in valuation due to other inputs and assumptions	(27)	10
Total changes in valuation due to inputs and assumptions	(127)	278
Fair value at March 31,	$9,127	$8,605
Changes in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(127)	$278
Contractual service fees, late fees and other ancillary fees included in income	402	399
Third-party mortgage loans serviced at March 31, (in billions)	666	627
Servicer advances, net of an allowance for uncollectible amounts, at March 31(d)	529	607
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
(in millions)	2025	2024
CCB mortgage fees and related income
Production revenue	$110	$130

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	404	405
Changes in MSR asset fair value due to collection/realization of expected cash flows	(260)	(260)
Total operating revenue	144	145
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(100)	268
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(27)	10
Changes in derivative fair value and other	136	(279)
Total risk management	9	(1)
Total net mortgage servicing revenue	153	144
Total CCB mortgage fees and related income	263	274
All other	15	1
Mortgage fees and related income	$278	$275
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2025 and December 31, 2024, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2025	Dec 31, 2024
Weighted-average prepayment speed assumption (constant prepayment rate)	6.84%	6.19%
Impact on fair value of 10% adverse change	$(178)	$(209)
Impact on fair value of 20% adverse change	(348)	(406)
Weighted-average option adjusted spread(a)	6.06%	5.97%
Impact on fair value of a 100 basis point adverse change	$(387)	$(391)
Impact on fair value of a 200 basis point adverse change	(745)	(751)
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
As of March 31, 2025 and December 31, 2024, the net carrying values of other intangible assets consisted of finite-lived intangible assets of $1.6 billion and $1.7 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion at both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2024 Form 10-K for further information on deposits.
As of March 31, 2025 and December 31, 2024, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	March 31, 2025	December 31, 2024
U.S. offices
Noninterest-bearing (included $33,545 and $28,904 at fair value)(a)	$581,623	$592,500
Interest-bearing (included $1,290 and $1,101 at fair value)(a)	1,416,585	1,345,914
Total deposits in U.S. offices	1,998,208	1,938,414
Non-U.S. offices
Noninterest-bearing (included $1,926 and $2,255 at fair value)(a)	29,856	26,806
Interest-bearing (included $378 and $1,508 at fair value)(a)	467,813	440,812
Total deposits in non-U.S. offices	497,669	467,618
Total deposits	$2,495,877	$2,406,032
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of March 31, 2025 and December 31, 2024, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	March 31, 2025	December 31, 2024
U.S. offices	$152,755	$149,239
Non-U.S. offices(a)	90,575	92,639
Total	$243,330	$241,878
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of March 31, 2025, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending March 31 were as follows:

March 31, (in millions)
	U.S.	Non-U.S.	Total
2026	$224,066	$87,658	$311,724
2027	660	115	775
2028	465	4	469
2029	402	45	447
2030	444	694	1,138
After 5 years	172	133	305
Total	$226,209	$88,649	$314,858
Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2024 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2025, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	March 31, 2025	December 31, 2024
Right-of-use assets	$8,716	$8,494
Lease liabilities	9,133	8,900
The Firm’s net rental expense was $573 million and $541 million for the three months ended March 31, 2025 and 2024, respectively.
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

	Three months ended March 31,
(in millions)	2025	2024
Operating lease income	$829	$672
Depreciation expense	505	435

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2024 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of March 31, 2025 and December 31, 2024, and the quarterly dividend declarations for the three months ended March 31, 2025 and 2024.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at March 31, 2025	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Issue date				Three months ended March 31,
									2025		2024
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75		$143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00		150.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75		118.75
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75		113.75
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63		115.63
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00		105.00
Fixed-to-floating rate:
Series Q	—	—	—	—	4/23/2013	—	5/1/2023	SOFR + 3.25	—		220.45
Series R	—	—	—	—	7/29/2013	—	8/1/2023	SOFR + 3.30	—		221.70
Series S	—	—	—	—	1/22/2014	—	2/1/2024	SOFR + 3.78	—		233.70	(e)
Series U	—	—	—	—	3/10/2014	—	4/30/2024	SOFR + 3.33	—		153.13
Series X	—	—	—	—	9/23/2014	—	10/1/2024	SOFR + 3.33	—		152.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	172.36		203.70
Series FF	—	—	—	—	7/31/2019	—	8/1/2024	SOFR + 3.38	—		125.00
Series HH	—	300,000	—	3,000	1/23/2020	—	2/1/2025	SOFR + 3.125	—		115.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00		100.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25		91.25
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88		—	(f)
Series OO	300,000	NA	2,995	NA	2/4/2025	6.500	4/1/2030	CMT + 2.152	102.92	(d)	NA
Total preferred stock	2,005,375	2,005,375	$20,045	$20,050
(a)Represented by depositary shares.
(b)Each series of fixed-to-floating rate preferred stock converts to a floating rate at the earliest redemption date.
(c)References in the table to “SOFR” mean a floating annualized rate equal to three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spreads noted. References to “CMT” mean a floating annualized rate equal to the five-year Constant Maturity Treasury (“CMT”) rate plus the spreads noted.
(d)The initial dividend declared is prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(e)The dividend rate for Series S preferred stock became floating and payable quarterly starting on February 1, 2024; prior to which the dividend rate was fixed at 6.75% or $337.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on February 1, 2024 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.78%.
(f)As of March 31, 2024, no dividends had been declared on the Series NN preferred stock since the original issue date of March 12, 2024.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.1 billion at March 31, 2025.
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

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2024 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2025 and 2024.

(in millions, except per share amounts)	Three months ended March 31,
	2025	2024
Basic earnings per share
Net income	$14,643	$13,419
Less: Preferred stock dividends	255	397
Net income applicable to common equity	14,388	13,022
Less: Dividends and undistributed earnings allocated to participating securities	71	80
Net income applicable to common stockholders	$14,317	$12,942

Total weighted-average basic shares outstanding	2,819.4	2,908.3
Net income per share	$5.08	$4.45

Diluted earnings per share
Net income applicable to common stockholders	$14,317	$12,942
Total weighted-average basic shares outstanding	2,819.4	2,908.3
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.9	4.5
Total weighted-average diluted shares outstanding	2,824.3	2,912.8
Net income per share	$5.07	$4.44

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

As of or for the three months ended March 31, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	953		489	28	1,674	(16)	217	3,345
Balance at March 31, 2025	$(2,877)	(a)	$(1,585)	$(193)	$(3,140)	$(1,157)	$(159)	$(9,111)

As of or for the three months ended March 31, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	141		(204)	(21)	(889)	26	(249)	(1,196)
Balance at March 31, 2024	$(3,602)	(a)	$(1,420)	$(155)	$(4,821)	$(1,052)	$(589)	$(11,639)
(a)Included after-tax net unamortized unrealized gains/(losses) of $(639) million and $(824) million as of March 31, 2025 and 2024, respectively, related to AFS securities that have been transferred to HTM.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2025			2024
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,220	$(295)	$925	$(181)	$44	$(137)
Reclassification adjustment for realized (gains)/losses included in net income(a)	37	(9)	28	366	(88)	278
Net change	1,257	(304)	953	185	(44)	141
Translation adjustments(b):
Translation	2,211	(105)	2,106	(1,365)	68	(1,297)
Hedges	(2,134)	517	(1,617)	1,442	(349)	1,093
Net change	77	412	489	77	(281)	(204)
Fair value hedges, net change(c)	37	(9)	28	(27)	6	(21)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	1,587	(383)	1,204	(1,762)	426	(1,336)
Reclassification adjustment for realized (gains)/losses included in net income(d)	621	(151)	470	589	(142)	447
Net change	2,208	(534)	1,674	(1,173)	284	(889)
Defined benefit pension and OPEB plans, net change	(19)	3	(16)	36	(10)	26
DVA on fair value option elected liabilities, net change	286	(69)	217	(327)	78	(249)
Total other comprehensive income/(loss)	$3,846	$(501)	$3,345	$(1,229)	$33	$(1,196)
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications for the three months ended March 31, 2025 and 2024.
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

Note 20 – Restricted cash and other restricted assets
Refer to Note 26 of JPMorganChase’s 2024 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2025	December 31, 2024
Segregated for the benefit of securities and cleared derivative customers	$20.0	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	8.9	8.8
Total restricted cash(a)	$28.9	$27.5
(a)Comprises $27.7 billion and $26.1 billion in deposits with banks, and $1.2 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Also, as of March 31, 2025 and December 31, 2024, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $36.4 billion and $40.7 billion, respectively.
•Securities with a fair value of $26.1 billion and $26.8 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 27 of JPMorganChase’s 2024 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the Firm as a consolidated financial holding company. The Office of the Comptroller of the Currency ("OCC") establishes similar minimum capital requirements and standards for the Firm’s principal insured depository institution ("IDI") subsidiary, JPMorgan Chase Bank, N.A.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2025 and December 31, 2024.

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
(b)Represents requirements for JPMorgan Chase Bank, N.A. The CET1, Tier 1 and Total capital ratio requirements include a fixed capital conservation buffer requirement of 2.5% that is applicable to JPMorgan Chase Bank, N.A. JPMorgan Chase Bank, N.A. is not subject to the GSIB surcharge.
(c)Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
(d)Represents requirements for JPMorgan Chase Bank, N.A. pursuant to regulations issued under the FDIC Improvement Act.
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2025 and December 31, 2024.

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
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, was phased out at 25% per year over a three-year period and fully phased out as of January 1, 2025. As of December 31, 2024, the Firm's CET1 capital reflected the remaining benefit of $720 million associated with the CECL capital transition provisions.
Similarly, as of January 1, 2025, the Firm has phased out the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.
Refer to Note 27 of JPMorganChase’s 2024 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of March 31, 2025 and December 31, 2024, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2025 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$279,791	$277,695	$279,791		$277,695
Tier 1 capital	299,132	277,699	299,132		277,699
Total capital	330,533	298,442	316,529	(b)	284,478	(b)
Risk-weighted assets	1,815,045	1,763,680	1,799,055	(b)	1,641,027	(b)
CET1 capital ratio	15.4%	15.7%	15.6%		16.9%
Tier 1 capital ratio	16.5	15.7	16.6		16.9
Total capital ratio	18.2	16.9	17.6		17.3

December 31, 2024 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$275,513	$275,732	$275,513		$275,732
Tier 1 capital	294,881	275,737	294,881		275,737
Total capital	325,589	296,041	311,898	(b)	282,328	(b)
Risk-weighted assets	1,757,460	1,718,777	1,740,429	(b)	1,594,072	(b)
CET1 capital ratio	15.7%	16.0%	15.8%		17.3%
Tier 1 capital ratio	16.8	16.0	16.9		17.3
Total capital ratio	18.5	17.2	17.9		17.7
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the period ended December 31, 2024 reflected the CECL capital transition provisions.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	March 31, 2025		December 31, 2024
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,180,147	$3,512,974	$4,070,499	$3,491,283
Tier 1 leverage ratio	7.2%	7.9%	7.2%	7.9%
Total leverage exposure	$4,953,480	$4,269,679	$4,837,568	$4,246,516
SLR	6.0%	6.5%	6.1%	6.5%
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the period ended December 31, 2024 reflected the CECL capital transition provisions.
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
JPMorganChase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2025 and December 31, 2024. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	March 31, 2025					Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$12,714	$6,994	$4,340	$7,376	$31,424	$30,349	$459	$534
Auto and other	11,017	1	4	3,703	14,725	14,495	17	37
Total consumer, excluding credit card	23,731	6,995	4,344	11,079	46,149	44,844	476	571
Credit card(b)	1,031,481	—	—	—	1,031,481	1,001,311	—	—
Total consumer(c)	1,055,212	6,995	4,344	11,079	1,077,630	1,046,155	476	571
Wholesale:
Other unfunded commitments to extend credit(d)	110,900	194,995	184,175	25,457	515,527	498,437	2,654	2,608
Standby letters of credit and other financial guarantees(d)	15,293	8,661	4,031	540	28,525	28,676	517	473
Other letters of credit(d)	4,461	252	7	81	4,801	4,354	37	37
Total wholesale(c)	130,654	203,908	188,213	26,078	548,853	531,467	3,208	3,118
Total lending-related	$1,185,866	$210,903	$192,557	$37,157	$1,626,483	$1,577,622	$3,684	$3,689
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$355,797	$—	$—	$—	$355,797	$310,046	$—	$—
Derivatives qualifying as guarantees	1,526	222	9,757	37,166	48,671	49,628	38	113
Unsettled resale and securities borrowed agreements	135,582	607	1,250	—	137,439	115,939	—	2
Unsettled repurchase and securities loaned agreements	114,312	545	—	—	114,857	66,986	—	(2)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	45	45
Loans sold with recourse	NA	NA	NA	NA	1,370	1,189	23	23
Exchange & clearing house guarantees and commitments(f)	252,984	—	—	—	252,984	401,486	—	—
Other guarantees and commitments(g)	14,062	454	377	803	15,696	12,396	23	28
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of March 31, 2025 and December 31, 2024, reflected the contractual amount net of risk participations totaling $147 million and $85 million, respectively, for other unfunded commitments to extend credit; $9.5 billion at both periods for standby letters of credit and other financial guarantees; $526 million and $556 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of March 31, 2025 and December 31, 2024, collateral held by the Firm in support of securities lending indemnification agreements was $376.7 billion and $328.7 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of March 31, 2025 and December 31, 2024, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of March 31, 2025 and December 31, 2024, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments.
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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2025 and December 31, 2024.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2025		December 31, 2024
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$20,093	$3,695	$20,443	$3,380
Noninvestment-grade(a)	8,432	1,106	8,233	974
Total contractual amount	$28,525	$4,801	$28,676	$4,354

Allowance for lending-related commitments	$121	$37	$94	$37
Guarantee liability	396	—	379	—
Total carrying value	$517	$37	$473	$37
Commitments with collateral	$16,723	$381	$16,805	$357
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2025 and December 31, 2024.

(in millions)	March 31, 2025	December 31, 2024
Notional amounts
Derivative guarantees	$48,671	$49,628
Stable value contracts with contractually limited exposure	34,988	32,939
Maximum exposure of stable value contracts with contractually limited exposure	1,342	1,740
Fair value
Derivative payables	38	113
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 30 of JPMorganChase’s 2024 Form 10-K for additional information regarding litigation.

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 161. Refer to Note 11 of JPMorganChase’s 2024 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 161 of this Note. Refer to Note 20 of JPMorganChase’s 2024 Form 10-K for additional information.
Note 23 – Pledged assets and collateral
Refer to Note 29 of JPMorganChase’s 2024 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	March 31, 2025	December 31, 2024
Assets that may be sold or repledged or otherwise used by secured parties	$242.1	$152.5
Assets that may not be sold or repledged or otherwise used by secured parties	360.9	297.9
Assets pledged at Federal Reserve banks and FHLBs	698.9	724.0
Total pledged assets	$1,301.9	$1,174.4
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2025	December 31, 2024
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,652.9	$1,544.0
Collateral sold, repledged, delivered or otherwise used	1,262.1	1,210.7

Note 24 – Litigation
Contingencies
As of March 31, 2025, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.1 billion at March 31, 2025. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
With respect to civil litigation matters, some FX-related individual and putative class actions filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia remain. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. The defendants have appealed this decision to the U.K. Supreme Court. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval. In Australia, the parties have reached an agreement in principle to settle the class action. The settlement is subject to Court approval.
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
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and
Mastercard, as well as against the Firm and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing approximately 80% of the combined Mastercard-branded and Visa-branded payment card sales volume. A number of these actions are pending in the United States District Court for the Southern District of New York, and that court has scheduled a trial of the claims brought by several merchants to begin in October 2025.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorganChase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s (“BBA”) London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered Rate (“EURIBOR”). The Swiss Competition Commission’s investigation of the Firm relating to EURIBOR has been settled, and the Firm paid a penalty and costs of approximately 9 million Swiss franc. The Firm appealed a December 2016 decision by the European Commission against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. In December 2023, the European General Court annulled the fine imposed by the European Commission, but exercised its discretion to re-impose a fine in an identical amount. In March 2024, the Firm filed an appeal of this decision with the Court of Justice of the European Union.
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
Certain of these shareholder suits relate to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct which were the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020, and fiduciary activities that were separately the subject of a resolution between JPMorgan Chase Bank, N.A. and the OCC in November 2020. One of these shareholder derivative suits was filed in the Supreme Court of the State of New York in May 2022, asserting breach of fiduciary duty and unjust enrichment claims relating to the historical trading practices and related conduct and fiduciary activities which were the subject of the resolutions described above. In December 2022, the court granted defendants’ motion to dismiss this action in full, and in April 2025 the appellate court affirmed the dismissal.
A second shareholder derivative action relating to the historical trading practices and related conduct was filed in the United States District Court for the Eastern District of New York in December 2022. Defendants have moved to dismiss the complaint.
Zelle Network Litigation. In December 2024, the Consumer Financial Protection Bureau (“CFPB”) filed a complaint against Early Warning Services, LLC (“EWS”), Bank of America, N.A., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. in the United States District Court for the District of Arizona. The CFPB alleged that EWS and the defendant banks failed to take sufficient efforts to prevent fraud on the Zelle network. In March 2025, the Court dismissed the complaint with prejudice at the request of the CFPB.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $121 million and $(72) million for the three months ended March 31, 2025 and 2024, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments & Corporate
The Firm is managed on an LOB basis. There are three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis. Refer to JPMorganChase’s 2024 Form 10-K Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on page 67 for a definition of managed basis and Note 32 for a further discussion of the Firm’s business segments.
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
As a result of lower average interest rates in the current period, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Note 32 of JPMorganChase’s 2024 Form 10-K for additional information on capital allocation.

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2025 and 2024, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$4,171	$3,945	$13,822	$12,161	$3,993	$3,514
Net interest income	14,142	13,708	5,844	5,423	1,738	1,595
Total net revenue	18,313	17,653	19,666	17,584	5,731	5,109
Provision for credit losses	2,629	1,913	705	1	(10)	(57)
Compensation expense(b)	4,448	4,229	5,330	4,896	2,096	1,972
Noncompensation expense(c)(d)	5,409	5,068	4,512	3,828	1,617	1,488
Total noninterest expense	9,857	9,297	9,842	8,724	3,713	3,460
Income/(loss) before income tax expense/(benefit)	5,827	6,443	9,119	8,859	2,028	1,706
Income tax expense/(benefit)	1,402	1,612	2,177	2,237	445	416
Net income/(loss)	$4,425	$4,831	$6,942	$6,622	$1,583	$1,290
Average equity	$56,000	$54,500	$149,500	$132,000	$16,000	$15,500
Total assets	636,105	629,122	2,174,123	1,898,251	258,354	240,555
ROE	31%	35%	18%	20%	39%	33%
Overhead ratio	54	53	50	50	65	68

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$653	$(275)	$(602)	$(493)	$22,037	$18,852
Net interest income	1,651	2,477	(102)	(121)	23,273	23,082
Total net revenue	2,304	2,202	(704)	(614)	45,310	41,934
Provision for credit losses	(19)	27	—	—	3,305	1,884
Total noninterest expense(d)	185	1,276	—	—	23,597	22,757
Income/(loss) before income tax expense/(benefit)	2,138	899	(704)	(614)	18,408	17,293
Income tax expense/(benefit)	445	223	(704)	(614)	3,765	3,874
Net income/(loss)	$1,693	$676	$—	$—	$14,643	$13,419
Average equity	$102,845	$98,277	$—	$—	$324,345	$300,277
Total assets	1,289,274	1,322,799	NA	NA	4,357,856	4,090,727
ROE	NM	NM	NM	NM	18%	17%
Overhead ratio	NM	NM	NM	NM	52	54
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
(c)Reflects occupancy; technology, communications and equipment; professional and outside services; marketing; and other expense. Refer to Note 5 for additional information on other expense.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 1, 2025

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$446,044	$4,139	3.76%		$535,708	$6,386	4.79%
Federal funds sold and securities purchased under resale agreements	377,998	4,216	4.52		323,988	4,215	5.23
Securities borrowed	241,003	2,307	3.88		192,545	2,166	4.52
Trading assets – debt instruments	495,143	5,568	4.56		422,516	4,603	4.38
Taxable securities	638,124	5,992	3.81		550,063	4,871	3.56
Nontaxable securities(a)	26,846	310	4.68		29,983	376	5.04
Total investment securities	664,970	6,302	3.84	(g)	580,046	5,247	3.64	(g)
Loans	1,339,391	22,471	6.80		1,311,578	22,931	7.03
All other interest-earning assets(b)(c)	103,835	1,952	7.63		79,134	2,011	10.22
Total interest-earning assets	3,668,384	46,955	5.19		3,445,515	47,559	5.55
Allowance for loan losses	(24,338)				(22,367)
Cash and due from banks	22,548				23,627
Trading assets – equity and other instruments	225,468				190,783
Trading assets – derivative receivables	59,099				57,635
Goodwill, MSRs and other intangible Assets	64,437				64,402
All other noninterest-earning assets	219,716				209,042
Total assets	$4,235,314				$3,968,637
Liabilities
Interest-bearing deposits	$1,842,888	$11,077	2.44%		$1,726,142	$12,234	2.85%
Federal funds purchased and securities loaned or sold under repurchase agreements	465,203	5,189	4.52		294,983	3,969	5.41
Short-term borrowings	49,291	535	4.40		38,529	535	5.57
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	288,140	2,091	2.94		302,997	2,636	3.50
Beneficial interests issued by consolidated VIEs	25,775	296	4.66		27,407	364	5.34
Long-term debt	344,945	4,392	5.16		340,411	4,618	5.46
Total interest-bearing liabilities	3,016,242	23,580	3.17		2,730,469	24,356	3.59
Noninterest-bearing deposits	587,417				648,644
Trading liabilities – equity and other instruments(e)	37,671				28,622
Trading liabilities – derivative payables	41,087				39,877
All other liabilities, including the allowance for lending-related commitments	208,539				192,796
Total liabilities	3,890,956				3,640,408
Stockholders’ equity
Preferred stock	20,013				27,952
Common stockholders’ equity	324,345				300,277
Total stockholders’ equity	344,358				328,229
Total liabilities and stockholders’ equity	$4,235,314				$3,968,637
Interest rate spread			2.02%				1.96%
Net interest income and net yield on interest-earning assets		$23,375	2.58			$23,203	2.71
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
(e)The combined balance of trading liabilities – debt and equity instruments was $157.3 billion and $174.1 billion for the three months ended March 31, 2025 and 2024, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.82% and 3.60% for the three months ended March 31, 2025 and 2024, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

GLOSSARY OF TERMS AND ACRONYMS
2024 Form 10-K: Annual report on Form 10-K for year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission.
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
FICC: Fixed Income Clearing Corporation
FINRA: Financial Industry Regulatory Authority
Firm: JPMorgan Chase & Co.
First Republic: On May 1, 2023, JPMorganChase acquired certain assets and assumed certain liabilities of First Republic Bank (the “First Republic acquisition”) from the FDIC. "First Republic-related," "associated with First Republic" or similar expressions refer to the relevant effects of the First Republic acquisition, as well as subsequent related business and activities, as applicable. Refer to Note 34 of the Firm's 2024 Form 10-K for additional information.
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
HQLA: High-quality liquid assets
HTM: Held-to-maturity
IBOR: Interbank Offered Rate
IDI: Insured depository institutions
IHC: JPMorgan Chase Holdings LLC, an intermediate holding company
Investment-grade: An indication of credit quality based on JPMorganChase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a “BBB-”/“Baa3” or better, as defined by independent rating agencies.
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

OPEB: Other postretirement employee benefit
Operating losses: Primarily refer to fraud losses associated with customer deposit accounts, credit and debit cards; exclude legal expense
OTC: “Over-the-counter derivatives”: Derivative contracts that are negotiated, executed and settled bilaterally between two derivative counterparties, where one or both counterparties is a derivatives dealer.
OTC cleared: “Over-the-counter cleared derivatives”: Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
Overhead ratio: Noninterest expense as a percentage of total net revenue.
Parent Company: JPMorgan Chase & Co.
Participating securities: represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorganChase grants restricted stock and RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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
Description of CIB client coverage segment for Banking & Payments revenue(a):
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
Alternative assets "Alternatives": The following types of assets constitute alternative investments – hedge funds, currency, real estate, private equity and other investment funds designed to focus on nontraditional strategies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 141–149 of JPMorganChase’s 2024 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 168 of JPMorganChase’s 2024 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2024 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 10–37 of JPMorganChase’s 2024 Form 10-K and Forward-Looking Statements on page 77 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2–7 of JPMorganChase’s 2024 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 33-39 of this Form 10-Q and pages 97–107 of JPMorganChase’s 2024 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On June 28, 2024, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective July 1, 2024.

Shares repurchased pursuant to the common share repurchase program during the three months ended March 31, 2025 were as follows:

Three months ended March 31, 2025	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
January	12,056,759	$251.91	$3,037	$16,289
February	7,462,938	269.15	2,009	14,280
March	10,433,923	241.28	2,517	11,763
First quarter	29,953,620	$252.50	$7,563	$11,763
(a)Excludes excise tax and commissions.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the first quarter of 2025, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the first quarter of 2025. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the first quarter of 2025.

Name	Title	Adoption date	Duration(d)	Aggregate number of shares to be sold
Linda Bammann(a)	Director	January 17, 2025	January 17, 2025 – December 31, 2025	19,000
Jeremy Barnum	Chief Financial Officer	January 28, 2025	January 28, 2025 – December 31, 2025	40,014
Ashley Bacon	Chief Risk Officer	February 11, 2025	February 11, 2025 – September 30, 2025	10,403
Lori Beer	Chief Information Officer	February 14, 2025	February 14, 2025 – September 30, 2025	5,873
Mary Erdoes	CEO, AWM	February 11, 2025	February 11, 2025 – June 30, 2025	14,055
Stacey Friedman(b)	General Counsel	February 14, 2025	February 14, 2025 – September 30, 2025	9,429
Marianne Lake(c)	CEO, CCB	February 14, 2025	February 14, 2025 – September 30, 2025	12,274
Douglas Petno	Co-CEO, CIB	February 13, 2025	February 13, 2025 – September 30, 2025	10,141
Jennifer Piepszak	Chief Operating Officer	January 28, 2025	January 28, 2025 – September 30, 2025	12,257
(a)Transaction by entity of which Ms. Bammann has either a direct or indirect pecuniary interest.
(b)Transaction by Ms. Friedman and a trust of which Ms. Friedman has either a direct or indirect pecuniary interest.
(c)Transaction by trust of which Ms. Lake has either a direct or indirect pecuniary interest.
(d)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2025 and 2024, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2025 and 2024, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2025 and December 31, 2024, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2025 and 2024, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 1, 2025