Form 10-Q
period 2025-06-30
JPMORGAN CHASE & CO
filed 2025-08-05
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2025	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of June 30, 2025: 2,749,753,854

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)						Six months ended June 30,
	2Q25	1Q25	4Q24	3Q24	2Q24	2025	2024
Selected income statement data
Total net revenue	$44,912	$45,310	$42,768	$42,654	$50,200 (f)	$90,222	$92,134 (f)
Total noninterest expense	23,779	23,597	22,762	22,565	23,713 (f)	47,376	46,470 (f)
Pre-provision profit(a)	21,133	21,713	20,006	20,089	26,487	42,846	45,664
Provision for credit losses	2,849	3,305	2,631	3,111	3,052	6,154	4,936
Income before income tax expense	18,284	18,408	17,375	16,978	23,435	36,692	40,728
Income tax expense	3,297	3,765	3,370	4,080	5,286	7,062	9,160
Net income	$14,987	$14,643	$14,005	$12,898	$18,149	$29,630	$31,568

Earnings per share data
Net income: Basic	$5.25	$5.08	$4.82	$4.38	$6.13	$10.32	$10.58
Diluted	5.24	5.07	4.81	4.37	6.12	10.31	10.56
Average shares: Basic	2,788.7	2,819.4	2,836.9	2,860.6	2,889.8	2,804.0	2,899.1
Diluted	2,793.7	2,824.3	2,842.4	2,865.9	2,894.9	2,809.0	2,903.9

Market and per common share data
Market capitalization	797,181	681,712	670,618	593,643	575,463	797,181	575,463
Common shares at period-end	2,749.7	2,779.1	2,797.6	2,815.3	2,845.1	2,749.7	2,845.1
Book value per share	122.51	119.24	116.07	115.15	111.29	122.51	111.29
Tangible book value per share (“TBVPS”)(a)	103.40	100.36	97.30	96.42	92.77	103.40	92.77
Cash dividends declared per share	1.40	1.40	1.25	1.25	1.15	2.80	2.30

Selected ratios and metrics
Return on common equity (“ROE”)(b)	18%	18%	17%	16%	23%	18	20%
Return on tangible common equity (“ROTCE”)(a)(b)	21	21	21	19	28	21	25
Return on assets(b)	1.35	1.40	1.35	1.23	1.79	1.38	1.58
Overhead ratio	53	52	53	53	47	53	50
Loans-to-deposits ratio	55	54	56	55	55	55	55
Firm Liquidity coverage ratio (“LCR”) (average)(c)	113	113	113	114	112	113	112
JPMorgan Chase Bank, N.A. LCR (average)(c)	120	124	124	121	125	120	125
Common equity Tier 1 (“CET1”) capital ratio(d)(e)	15.1	15.4	15.7	15.3	15.3	15.1	15.3
Tier 1 capital ratio(d)(e)	16.1	16.5	16.8	16.4	16.7	16.1	16.7
Total capital ratio(d)(e)	17.8	18.2	18.5	18.2	18.5	17.8	18.5
Tier 1 leverage ratio(c)(d)	6.9	7.2	7.2	7.1	7.2	6.9	7.2
Supplementary leverage ratio (“SLR”)(c)(d)	5.9	6.0	6.1	6.0	6.1	5.9	6.1

Selected balance sheet data (period-end)
Trading assets	$889,856	$875,203	$637,784	$787,489	$733,882	$889,856	$733,882
Investment securities, net of allowance for credit losses	745,939	664,447	681,320	634,502	589,998	745,939	589,998
Loans	1,411,992	1,355,695	1,347,988	1,340,011	1,320,700	1,411,992	1,320,700
Total assets	4,552,482	4,357,856	4,002,814	4,210,048	4,143,003	4,552,482	4,143,003
Deposits	2,562,380	2,495,877	2,406,032	2,430,772	2,396,530	2,562,380	2,396,530
Long-term debt	419,802	407,224	401,418	410,157	394,028	419,802	394,028
Common stockholders’ equity	336,879	331,375	324,708	324,186	316,652	336,879	316,652
Total stockholders’ equity	356,924	351,420	344,758	345,836	340,552	356,924	340,552
Employees	317,160	318,477	317,233	316,043	313,206	317,160	313,206

Credit quality metrics
Allowances for credit losses	$28,281	$27,835	$26,866	$26,543	$25,514	$28,281	$25,514
Allowance for loan losses to total retained loans	1.85%	1.94%	1.87%	1.86%	1.81%	1.85	1.81%
Nonperforming assets	$10,480	$9,105	$9,300	$8,628	$8,423	$10,480	$8,423
Net charge-offs	2,410	2,332	2,364	2,087	2,231	4,742	4,187
Net charge-off rate	0.73%	0.74%	0.73%	0.65%	0.71%	0.73	0.67%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17-18 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)For the six months ended June 30, 2025 and 2024, the percentage represents average ratios for the three months ended June 30, 2025 and 2024.
(d)As of January 1, 2025, the benefit from the Current Expected Credit Losses (“CECL”) capital transition provision had been fully phased out. For the periods ended December 31, 2024, September 30, 2024, and June 30, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(e)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 43-49 for additional information.
(f)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation. Refer to Executive Overview on pages 54–58, and Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information on the exchange offer for Visa Class B-1 common stock.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the second quarter of 2025.
This Quarterly Report on Form 10-Q for the second quarter of 2025 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 192-200 for definitions of terms and acronyms used throughout this Form 10-Q.
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
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.6 trillion in assets and $356.9 billion in stockholders’ equity as of June 30, 2025. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 19-41 and Note 25 of this Form 10-Q, and Note 32 of JPMorganChase's 2024 Form 10-K, for a description of the Firm’s reportable business segments and the products and services they provide to their respective client bases, as well as a description of Corporate activities.
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

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Selected income statement data
Noninterest revenue	$21,703	$27,454	(21)%	$43,740	$46,306	(6)%
Net interest income	23,209	22,746	2	46,482	45,828	1
Total net revenue	44,912	50,200	(11)	90,222	92,134	(2)
Total noninterest expense	23,779	23,713	—	47,376	46,470	2
Pre-provision profit	21,133	26,487	(20)	42,846	45,664	(6)
Provision for credit losses	2,849	3,052	(7)	6,154	4,936	25
Net income	14,987	18,149	(17)	29,630	31,568	(6)
Diluted earnings per share	5.24	6.12	(14)	10.31	10.56	(2)
Selected ratios and metrics
Return on common equity	18%	23%		18%	20%
Return on tangible common equity	21	28		21	25
Book value per share	$122.51	$111.29	10	$122.51	$111.29	10
Tangible book value per share	103.40	92.77	11	103.40	92.77	11
Capital ratios(a)(b)
CET1 capital	15.1%	15.3%		15.1%	15.3%
Tier 1 capital	16.1	16.7		16.1	16.7
Total capital	17.8	18.5		17.8	18.5
Memo:
NII excluding Markets(c)	$22,753	$22,938	(1)	$45,343	$45,958	(1)
NIR excluding Markets(c)	13,991	20,261	(31)	27,752	31,776	(13)
Markets(d)	8,936	7,793	15	18,599	15,806	18
Total net revenue - managed basis	$45,680	$50,992	(10)	$91,694	$93,540	(2)
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the period ended June 30, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Basel III Standardized approach. Refer to Capital Risk Management on pages 43-49 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively.
(d)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.
Comparisons noted in the sections below are for the second quarter of 2025 versus the second quarter of 2024, unless otherwise specified.
Firmwide overview
For the second quarter of 2025, JPMorganChase reported net income of $15.0 billion, down 17%, with earnings per share of $5.24, ROE of 18% and ROTCE of 21%. The Firm's results included a $774 million income tax benefit in Corporate.
•Total net revenue was $44.9 billion, down 11%, reflecting:
–Net interest income ("NII") was $23.2 billion, up 2%, driven by higher Markets net interest income, higher wholesale deposit balances, higher revolving balances in Card Services, and the impact of investment securities activity including from prior quarters. These factors were predominantly offset by the impact of lower rates and deposit margin compression. NII excluding Markets was $22.8 billion, down 1%.
–Noninterest revenue ("NIR") was $21.7 billion, down 21%, primarily reflecting the absence of the $7.9 billion net gain related to Visa shares recorded in the prior year. Excluding this net gain, NIR would have been up 11% driven by higher Markets noninterest revenue, lower net investment securities losses in Treasury and CIO, and increases in asset management fees in AWM and CCB, auto operating lease income, investment banking fees, and Payments fees.

•Noninterest expense was $23.8 billion, flat when compared with the prior year, driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees, as well as higher brokerage expense and distribution fees, higher auto lease depreciation, and continued investments in technology. These factors were offset by the absence of the $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the prior year, as well as lower legal expense.
•The provision for credit losses was $2.8 billion. Net charge-offs of $2.4 billion, predominantly in Card Services, were up $179 million. The net addition to the allowance for credit losses of $439 million, primarily in wholesale, was driven by the impact of net lending activity, largely offset by the impact of changes in the Firm’s weighted-average macroeconomic outlook, including a decrease in the weight placed on the adverse scenarios.
In the prior year, the provision was $3.1 billion, net charge-offs were $2.2 billion and the net addition to the allowance for credit losses was $821 million.
•The total allowance for credit losses was $28.3 billion at June 30, 2025. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.85%, compared with 1.81% in the prior year.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 9-13 and pages 14-15, respectively, for a further discussion of the Firm's results, including the provision for credit losses.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17-18 for a further discussion of each of these measures.
•The Firm’s nonperforming assets totaled $10.5 billion at June 30, 2025, up 24%, driven by:
–higher wholesale nonaccrual loans, largely related to certain exposures in Technology, Media & Telecommunications, Utilities, and Real Estate, reflecting downgrades, and
–higher consumer nonaccrual loans, predominantly due to the impact of the wildfires in California in January 2025, as well as higher loans at fair value in CIB.
Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 64-72 and pages 60-63, respectively, for additional information.
•Firmwide average loans of $1.4 trillion were up 5%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.5 trillion were up 6%, reflecting:
–net inflows related to client-driven activities in Payments and Securities Services, and
–growth in balances in new and existing client accounts in AWM, partially offset by
–a decrease in CCB in existing account balances primarily driven by increased customer spending and migration into higher-yielding investments.
Refer to Liquidity Risk Management on pages 50-57 for additional information.
Selected capital and other metrics
•CET1 capital was $284 billion, and the Standardized and Advanced CET1 ratios were 15.1% and 15.2%, respectively.
•SLR was 5.9%.
•TBVPS grew 11%, ending the second quarter of 2025 at $103.40.
•As of June 30, 2025, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $970 billion and unencumbered marketable securities with a fair value of approximately $573 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 50-57 for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the second quarter of 2025.

CCB ROE 36%
•Average deposits down 1% year-over-year ("YoY"), up 1% quarter-over-quarter ("QoQ"); client investment assets up 14%
•Average loans up 1% YoY, flat QoQ; Card Services net charge-off rate of 3.40%
•Debit and credit card sales volume(a) up 7%
•Active mobile customers(b) up 8%

CIB ROE 17%
•Investment Banking fees up 7% YoY, up 12% QoQ; #1 ranking for Global Investment Banking fees with 8.9% wallet share YTD
•Markets revenue up 15%, with Fixed Income Markets up 14% and Equity Markets up 15%
•Average Banking & Payments loans(c) down 2% YoY, up 2% QoQ; average client deposits(d) up 16% YoY, up 5% QoQ

AWM ROE 36%	•Assets under management ("AUM") of $4.3 trillion, up 18% •Average loans up 7% YoY, up 3% QoQ; average deposits up 9% YoY, up 2% QoQ
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(d)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 19-41 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2025, consisting of approximately:

$1.7 trillion	Total credit provided and capital raised (including loans and commitments)

$135 billion	Credit for consumers

$17 billion	Credit for U.S. small businesses

$1.5 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$37 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•In the second quarter of 2025, leadership changes were announced for certain of JPMorganChase’s senior executives:
–Sanoke Viswanathan, head of the Firm’s international consumer initiatives, will be leaving the Firm in the third quarter of 2025.
–Marianne Lake, CEO of Consumer & Community Banking, has assumed oversight of international consumer initiatives.

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
Full-year 2025
•Management expects net interest income to be approximately $95.5 billion and net interest income excluding Markets to be approximately $92.0 billion, market dependent.
•Management expects adjusted expense to be approximately $95.5 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.60%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17-18.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2025 and 2024, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 85-88 of this Form 10-Q and pages 161–164 of JPMorganChase’s 2024 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,				Six months ended June 30,
(in millions)	2025	2024		Change	2025	2024		Change
Investment banking fees	$2,499	$2,304		8%	$4,677	$4,258		10%
Principal transactions	7,149	6,814		5	14,763	13,604		9
Lending- and deposit-related fees	2,248	1,828		23	4,380	3,730		17
Asset management fees	4,806	4,302		12	9,506	8,448		13
Commissions and other fees	2,194	1,924		14	4,227	3,729		13
Investment securities losses	(54)	(547)		90	(91)	(913)		90
Mortgage fees and related income	363	348		4	641	623		3
Card income	1,344	1,332		1	2,560	2,550		—
Other income(a)	1,154	9,149	(b)	(87)	3,077	10,277	(b)	(70)
Noninterest revenue	21,703	27,454		(21)	43,740	46,306		(6)
Net interest income	23,209	22,746		2	46,482	45,828		1
Total net revenue	$44,912	$50,200		(11)%	$90,222	$92,134		(2)%
(a) Included operating lease income of $901 million and $689 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 billion and $1.4 billion for the six months ended June 30, 2025 and 2024, respectively. Refer to Note 5 for additional information.
(b) Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees primarily driven by several large deals, and
•higher advisory fees predominantly benefiting from increased sponsor activity, partially offset by
•lower equity underwriting fees predominantly driven by lower IPOs.
Refer to CIB segment results on pages 26-33 and Note 5 for additional information.
Principal transactions revenue increased, reflecting in CIB:
•higher Fixed Income Markets revenue driven by higher revenue in Rates, Commodities and Currencies & Emerging Markets, largely offset by lower revenue in Securitized Products and Fixed Income Financing, partially offset by
•lower Equity Markets revenue, particularly in Prime Finance.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 26-33 and Note 5 for additional information.
Lending- and deposit-related fees increased, reflecting in CIB, a reduction in client credits applied to deposit-related fees, as well as growth in volumes resulting in higher cash management fees in Payments.
Refer to CIB segment results on pages 26-33 and Note 5 for additional information.
Asset management fees increased in AWM and CCB, as a result of net inflows and higher average market levels. Refer to CCB and AWM segment results on pages 21-25 and pages 34-38, respectively, and Note 5 for additional information.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions and fees on higher volume, and to a lesser extent, higher custody fees as a result of higher client activity and market levels. Refer to CIB and AWM segment results on pages 26-33 and pages 34-38, respectively, and Note 5 for additional information.
Investment securities losses decreased driven by lower net losses in Treasury and CIO. Refer to Corporate results on pages 39-41 and Note 9 for additional information.

Mortgage fees and related income: refer to Note 14 for additional information.
Card income: refer to CCB segment results on pages 21-25 and Note 5 for additional information.
Other income decreased, reflecting:
•the absence in Corporate of several items recorded in the prior year, particularly the $7.9 billion net gain related to Visa shares, partially offset by
•higher auto operating lease income in CCB due to growth in volume.
Refer to CCB and Corporate results on pages 21-25 and pages 39-41, respectively, for additional information.
Net interest income increased driven by higher Markets net interest income, higher wholesale deposit balances, higher revolving balances in Card Services, and the impact of investment securities activity including from prior quarters. These factors were predominantly offset by the impact of lower rates and deposit margin compression.
The Firm’s average interest-earning assets were $3.8 trillion, up $336 billion, and the yield was 5.04%, down 53 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.43%, a decrease of 19 bps. The net yield excluding Markets was 3.71%, down 15 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on pages 190-191 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17-18 for an additional discussion of net yield excluding Markets.
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees driven by several large deals, and
•higher advisory fees, predominantly reflecting the closing of a higher number of large transactions, partially offset by
•lower equity underwriting fees driven by lower convertible securities offerings and IPOs, largely offset by higher follow-on offerings.
Principal transactions revenue increased, reflecting in CIB:
•higher Fixed Income Markets revenue driven by higher revenue in Rates and Commodities, predominantly offset by lower revenue in Securitized Products, Fixed Income Financing and Currencies & Emerging Markets, and
•higher Equity Markets revenue, particularly in Equity Derivatives.
The increase in CIB was partially offset by lower revenue in Treasury and CIO.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to Corporate results on pages 39-41 for additional information.
Lending- and deposit-related fees increased, reflecting in CIB, a reduction in client credits applied to deposit-related fees, as well as growth in volumes resulting in higher cash management fees in Payments.
Asset management fees increased in AWM and CCB, as a result of net inflows and higher average market levels.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions and fees on higher volume, and to a lesser extent, higher custody fees as a result of higher client activity and market levels.
Investment securities losses decreased driven by lower net losses in Treasury and CIO.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income was flat, and included in CCB, higher amortization related to new account origination costs and lower net interchange, largely offset by higher annual fees.
Other income decreased, reflecting:
•the absence in Corporate of several items recorded in the prior year, particularly the $7.9 billion net gain related to Visa shares, partially offset by
•the $588 million First Republic-related gain recorded in the first quarter of 2025, and
•higher auto operating lease income in CCB due to growth in volume.
Refer to Note 5, and Note 34 on pages 319-321 of the Firm’s 2024 Form 10-K, for additional information on the First Republic-related gain.
Net interest income increased driven by higher Markets net interest income, higher revolving balances in Card Services, higher wholesale deposit balances, and the impact of investment securities activity including from prior quarters. These factors were predominantly offset by the impact of lower rates and deposit margin compression, as well as lower average deposit balances in CCB.
The Firm’s average interest-earning assets were $3.8 trillion, up $280 billion, and the yield was 5.11%, down 45 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.51%, a decrease of 15 bps. The net yield excluding Markets was 3.75%, down 10 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Consumer, excluding credit card	$131	$144	(9)%	$335	$221	52%
Credit card	1,937	2,429	(20)	4,319	4,266	1
Total consumer	2,068	2,573	(20)	4,654	4,487	4
Wholesale	791	456	73	1,527	400	282
Investment securities	(10)	23	NM	(27)	49	NM
Total provision for credit losses	$2,849	$3,052	(7)%	$6,154	$4,936	25%
Quarterly results
The provision for credit losses was $2.8 billion. Net charge-offs were $2.4 billion and the net addition to the allowance for credit losses was $439 million.
Net charge-offs included $2.1 billion in consumer, predominantly driven by Card Services, reflecting loan growth, and $345 million in wholesale.
The net addition to the allowance for credit losses consisted of:
•$446 million in wholesale, driven by the impact of new lending-related commitments and changes in credit quality of client-specific exposures, partially offset by a decrease in the weight placed on the adverse scenarios, and
•$3 million in consumer, as loan growth in Card Services was offset by the impact of changes in the Firm's weighted-average macroeconomic outlook.
In the prior year, the provision was $3.1 billion, net charge-offs were $2.2 billion and the net addition to the allowance for credit losses was $821 million.
Refer to CCB, CIB and AWM segment and Corporate results on pages 21-25, pages 26-33, pages 34-38, and pages 39-41, respectively; Allowance for Credit Losses on pages 73-75; Critical Accounting Estimates Used by the Firm on pages 85-88; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $6.2 billion. Net charge-offs were $4.7 billion and the net addition to the allowance for credit losses was $1.4 billion.
Net charge-offs included $4.2 billion in consumer, predominantly driven by Card Services, reflecting loan growth, and $532 million in wholesale.
The net addition to the allowance for credit losses consisted of:
•$995 million in wholesale, predominantly driven by changes in credit quality of client-specific exposures, the impact of new lending-related commitments, as well as the impact of changes in the Firm's weighted-average macroeconomic outlook, and
•$444 million in consumer, predominantly driven by Card Services, reflecting loan growth and the impact of changes in the Firm's weighted-average macroeconomic outlook.
In the prior year, the provision was $4.9 billion, net charge-offs were $4.2 billion and the net addition to the allowance for credit losses was $749 million.

Noninterest expense
(in millions)	Three months ended June 30,				Six months ended June 30,
	2025	2024		Change	2025	2024		Change
Compensation expense	$13,710	$12,953		6%	$27,803	$26,071		7%
Noncompensation expense:
Occupancy	1,264	1,248		1	2,566	2,459		4
Technology, communications and equipment(a)	2,704	2,447		11	5,282	4,868		9
Professional and outside services	3,006	2,722		10	5,845	5,270		11
Marketing	1,279	1,221		5	2,583	2,381		8
Other expense	1,816	3,122	(c)	(42)	3,297	5,421	(c)	(39)
Total noncompensation expense	10,069	10,760		(6)	19,573	20,399		(4)
Total noninterest expense	$23,779	$23,713		—%	$47,376	$46,470		2%
Certain components of other expense(b)
FDIC-related expense	$302	$291			$291	$1,264
Operating losses	314	323			700	622
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
Quarterly results
Compensation expense increased driven by:
•growth in the number of employees, primarily front office and technology, and
•higher revenue-related compensation, particularly in CIB and AWM.
Noncompensation expense decreased, reflecting:
•the absence in Corporate of the following items recorded in the prior year
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic, and
•lower legal expense, particularly in CIB,
partially offset by
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB and
•higher investments in technology across the businesses.
Refer to Note 5 for additional information on other expense.
Year-to-date results
Compensation expense increased driven by:
•growth in the number of employees, primarily front office and technology, and
•higher revenue-related compensation, particularly in CIB and AWM.
Noncompensation expense decreased, reflecting:
•the absence in Corporate of the following items recorded in the prior year
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic, and
•lower FDIC-related expense, which included the impact of a release of an FDIC special assessment accrual of $323 million in Corporate recorded in the first quarter of 2025, compared with an accrual increase of $725 million in the first quarter of the prior year, partially offset by
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher investments in technology across the businesses, as well as marketing, predominantly in CCB, and
•higher occupancy expense.

Income tax expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Income before income tax expense	$18,284	$23,435	(22)%	$36,692	$40,728	(10)%
Income tax expense	3,297	5,286	(38)	7,062	9,160	(23)
Effective tax rate	18.0%	22.6%		19.2%	22.5%
Quarterly results
The effective tax rate decreased predominantly driven by:
•a $774 million income tax benefit in Corporate, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025, and
•other changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Year-to-date results
The effective tax rate decreased predominantly driven by:
•a $774 million income tax benefit in Corporate, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025,
•other changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and
•higher tax benefits related to the vesting of employee share-based awards.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2025 and December 31, 2024. Refer to pages 161–164 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	June 30, 2025	December 31, 2024	Change
Assets
Cash and due from banks	$23,759	$23,372	2%
Deposits with banks	396,568	445,945	(11)
Federal funds sold and securities purchased under resale agreements	470,589	295,001	60
Securities borrowed	223,976	219,546	2
Trading assets	889,856	637,784	40
Available-for-sale securities	485,380	406,852	19
Held-to-maturity securities	260,559	274,468	(5)
Investment securities, net of allowance for credit losses	745,939	681,320	9
Loans	1,411,992	1,347,988	5
Allowance for loan losses	(24,953)	(24,345)	2
Loans, net of allowance for loan losses	1,387,039	1,323,643	5
Accrued interest and accounts receivable	124,463	101,223	23
Premises and equipment	33,562	32,223	4
Goodwill, MSRs and other intangible assets	64,465	64,560	—
Other assets	192,266	178,197	8
Total assets	$4,552,482	$4,002,814	14%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, and higher investment securities and cash deployment in Treasury and CIO, largely offset by the impact of higher deposits.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end. Refer to Note 10 for additional information on securities purchased under resale agreements.
Securities borrowed: refer to Note 10 for additional information.
Trading assets increased due to higher levels of debt and equity instruments in Markets related to client-driven market-making activities, as well as when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Investment securities increased due to the net impact of:
•higher available-for-sale ("AFS") securities, reflecting net purchases, primarily U.S. Treasuries, partially offset by maturities and paydowns, and
•lower held to-maturity (“HTM”) securities driven by maturities and paydowns.
Refer to Corporate results on pages 39-41, Investment Portfolio Risk Management on page 76, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher wholesale loans, primarily in Markets, associated with higher client demand, and
•higher securities-based lending in AWM due to higher client demand, partially offset by
•a decline in Home Lending as loan sales and paydowns outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $608 million, and consisted of:
•$443 million in consumer, predominantly driven by Card Services, reflecting loan growth and the impact of changes in the Firm's weighted-average macroeconomic outlook, and
•$165 million in wholesale, driven by changes in credit quality of client-specific exposures and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by a reduction due to the impact of charge-offs.
There was also an $831 million net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets. The net addition was driven by the impact of new lending-related commitments.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-13 and pages 58-76, respectively, Critical Accounting Estimates Used by the Firm on pages 85-88, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased primarily due to higher client receivables related to client-driven activities in CIB.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.
Other assets increased primarily due to higher cash collateral placed with central counterparties ("CCP") in Markets, and higher auto operating lease assets in CCB.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2025	December 31, 2024	Change
Liabilities
Deposits	$2,562,380	$2,406,032	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	595,340	296,835	101
Short-term borrowings	65,293	52,893	23
Trading liabilities	221,402	192,883	15
Accounts payable and other liabilities	303,641	280,672	8
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	27,700	27,323	1
Long-term debt	419,802	401,418	5
Total liabilities	4,195,558	3,658,056	15
Stockholders’ equity	356,924	344,758	4
Total liabilities and stockholders’ equity	$4,552,482	$4,002,814	14%
Deposits increased, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Securities Services and Payments,
•an increase in CCB primarily driven by new accounts, largely offset by a decrease in existing account balances due to seasonal tax outflows and increased customer spending, and
•a decrease in AWM driven by continued migration into other investments and seasonal tax outflows, predominantly offset by growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher secured financing of trading assets, higher client-driven market-making activities, and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
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
Trading liabilities increased due to client-driven market-making activities, which resulted in higher levels of short positions, as well as higher derivative payables, primarily as a result of market movements. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to higher client payables related to client-driven activities in CIB.
Beneficial interests issued by consolidated VIEs: Refer to Liquidity Risk Management on pages 50-57 and Notes 13 and 22 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in Markets due to client demand, as well as an increase in the fair value of such instruments, and net issuances of long-term debt in Treasury and CIO, partially offset by lower Federal Home Loan Bank ("FHLB") advances. Refer to Liquidity Risk Management on pages 50-57 for additional information.
Stockholders’ equity increased reflecting net income and lower unrealized losses in AOCI, predominantly driven by the net impact of lower interest rates and widening spreads on cash flow hedges and AFS securities in Treasury and CIO, largely offset by the impact of capital actions, including net repurchases of common shares and common and preferred stock dividend payments. Refer to Consolidated statements of changes in stockholders’ equity on page 94, Capital Actions on page 47, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2025 and 2024.

(in millions)	Six months ended June 30,
	2025	2024
Net cash provided by/(used in)
Operating activities	$(222,292)	$(115,689)
Investing activities	(291,136)	(137,618)
Financing activities	440,863	168,406
Effect of exchange rate changes on cash	23,575	(8,431)
Net decrease in cash and due from banks and deposits with banks	$(48,990)	$(93,332)
Operating activities
•In 2025, cash used resulted from higher trading assets, higher accrued interest and accounts receivable and net originations and purchases of loans held-for sale, partially offset by higher trading liabilities.
•In 2024, cash used resulted from higher trading assets and higher accrued interest and accounts receivable, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
Investing activities
•In 2025, cash used resulted from higher securities purchased under resale agreements, net loan originations and net purchases of investment securities.
•In 2024, cash used resulted from higher securities purchased under resale agreements and net purchases of investment securities.
Financing activities
•In 2025, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, and net proceeds from long- and short-term borrowings.
•In 2024, cash provided reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings, partially offset by lower deposits and net redemption of preferred stock.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 14-15, Capital Risk Management on pages 43-49, and Liquidity Risk Management on pages 50-57, and the Consolidated Statements of Cash Flows on page 95 of this Form 10-Q, and pages 108–115 of JPMorganChase’s 2024 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2025					2024
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(a)		Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,154		$663		$1,817	$9,149	$677	$9,826
Total noninterest revenue	21,703		663		22,366	27,454	677	28,131
Net interest income	23,209		105		23,314	22,746	115	22,861
Total net revenue	44,912		768		45,680	50,200	792	50,992
Total noninterest expense	23,779		NA		23,779	23,713	NA	23,713
Pre-provision profit	21,133		768		21,901	26,487	792	27,279
Provision for credit losses	2,849		NA		2,849	3,052	NA	3,052
Income before income tax expense	18,284		768		19,052	23,435	792	24,227
Income tax expense	3,297		768		4,065	5,286	792	6,078
Net income	$14,987		NA		$14,987	$18,149	NA	$18,149

Overhead ratio	53%		NM		52%	47%	NM	47%

	Six months ended June 30,
	2025					2024
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(a)		Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$3,077	(a)	$1,265	(a)	$4,342	$10,277	$1,170	$11,447
Total noninterest revenue	43,740		1,265		45,005	46,306	1,170	47,476
Net interest income	46,482		207		46,689	45,828	236	46,064
Total net revenue	90,222		1,472		91,694	92,134	1,406	93,540
Total noninterest expense	47,376		NA		47,376	46,470	NA	46,470
Pre-provision profit	42,846		1,472		44,318	45,664	1,406	47,070
Provision for credit losses	6,154		NA		6,154	4,936	NA	4,936
Income before income tax expense	36,692		1,472		38,164	40,728	1,406	42,134
Income tax expense	7,062	(a)	1,472	(a)	8,534	9,160	1,406	10,566
Net Income	$29,630		NA		$29,630	$31,568	NA	$31,568

Overhead ratio	53%		NM		52%	50%	NM	50%
(a)Predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Net interest income – reported(a)	$23,209	$22,746	2%	$46,482	$45,828	1%
Fully taxable-equivalent adjustments	105	115	(9)	207	236	(12)
Net interest income – managed basis	$23,314	$22,861	2	$46,689	$46,064	1
Less: Markets net interest income(b)	561	(77)	NM	1,346	106	NM
Net interest income excluding Markets	$22,753	$22,938	(1)	$45,343	$45,958	(1)

Average interest-earning assets(a)	$3,845,982	$3,509,725	10	$3,757,674	$3,477,620	8
Less: Average Markets interest-earning assets(b)	1,387,584	1,116,853	24	1,321,732	1,073,964	23
Average interest-earning assets excluding Markets	$2,458,398	$2,392,872	3	$2,435,942	$2,403,656	1
Net yield on average interest-earning assets – managed basis	2.43%	2.62%		2.51%	2.66%
Net yield on average Markets interest-earning assets(b)	0.16	(0.03)		0.21	0.02
Net yield on average interest-earning assets excluding Markets	3.71%	3.86%		3.75%	3.85%

Noninterest revenue – reported	$21,703	$27,454	(21)	$43,740	$46,306	(6)
Fully taxable-equivalent adjustments	663	677	(2)	1,265	1,170	8
Noninterest revenue – managed basis	$22,366	$28,131	(20)	$45,005	$47,476	(5)
Less: Markets noninterest revenue(b)	8,375	7,870	6	17,253	15,700	10
Noninterest revenue excluding Markets	$13,991	$20,261	(31)	$27,752	$31,776	(13)

Memo: Total Markets net revenue(b)	$8,936	$7,793	15	$18,599	$15,806	18
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2024 Form 10-K for additional information on hedge accounting.
(b)Refer to page 32 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2025	Dec 31, 2024	Three months ended June 30,		Six months ended June 30,
			2025	2024	2025	2024
Common stockholders’ equity	$336,879	$324,708	$329,797	$308,763	$327,086	$304,519
Less: Goodwill	52,747	52,565	52,692	52,618	52,637	52,616
Less: Other intangible assets	2,722	2,874	2,741	3,086	2,785	3,122
Add: Certain deferred tax liabilities(a)	2,923	2,943	2,926	2,975	2,932	2,982
Tangible common equity	$284,333	$272,212	$277,290	$256,034	$274,596	$251,763

Return on tangible common equity	NA	NA	21%	28%	21%	25%
Tangible book value per share	$103.40	$97.30	NA	NA	NA	NA
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17-18 for a definition of managed basis.
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
As a result of lower average interest rates in the current year, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 77-83 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 46, and page 104 of JPMorganChase’s 2024 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 70–90 and Note 32 of JPMorganChase’s 2024 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025	2024	Change	2025	2024	Change	2025	2024	Change
Total net revenue	$18,847	$17,701	6%	$19,535	$17,917	9%	$5,760	$5,252	10%
Total noninterest expense	9,858	9,425	5	9,641	9,166	5	3,733	3,543	5
Pre-provision profit	8,989	8,276	9	9,894	8,751	13	2,027	1,709	19
Provision for credit losses	2,082	2,643	(21)	696	384	81	46	20	130
Net income	5,169	4,210	23	6,650	5,897	13	1,473	1,263	17
Return on equity (“ROE”)	36%	30%		17%	17%		36%	32%

Three months ended June 30,	Corporate				Total
(in millions, except ratios)	2025	2024		Change	2025	2024		Change
Total net revenue	$1,538	$10,122	(a)	(85)%	$45,680	$50,992	(a)	(10)%
Total noninterest expense	547	1,579	(b)	(65)	23,779	23,713	(b)	—
Pre-provision profit	991	8,543		(88)	21,901	27,279		(20)
Provision for credit losses	25	5		400	2,849	3,052		(7)
Net income	1,695	6,779		(75)	14,987	18,149		(17)
ROE	NM	NM			18%	23%

Six months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025	2024	Change	2025	2024	Change	2025	2024	Change
Total net revenue	$37,160	$35,354	5%	$39,201	$35,501	10%	$11,491	$10,361	11%
Total noninterest expense	19,715	18,722	5	19,483	17,890	9	7,446	7,003	6
Pre-provision profit	17,445	16,632	5	19,718	17,611	12	4,045	3,358	20
Provision for credit losses	4,711	4,556	3	1,401	385	264	36	(37)	NM
Net income	9,594	9,041	6	13,592	12,519	9	3,056	2,553	20
ROE	34%	33%		18%	18%		38%	32%

Six months ended June 30,	Corporate				Total
(in millions, except ratios)	2025	2024		Change	2025	2024		Change
Total net revenue	$3,842	$12,324	(a)	(69)%	$91,694	$93,540	(a)	(2)%
Total noninterest expense	732	2,855	(b)	(74)	47,376	46,470	(b)	2
Pre-provision profit	3,110	9,469		(67)	44,318	47,070		(6)
Provision for credit losses	6	32		(81)	6,154	4,936		25
Net income	3,388	7,455		(55)	29,630	31,568		(6)
ROE	NM	NM			18%	20%
(a)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
(b)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
Refer to Note 25 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three and six months ended June 30, 2025 and 2024, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 73–76 of JPMorganChase's 2024 Form 10-K and Line of Business Metrics on page 199 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Revenue
Lending- and deposit-related fees	$888	$830	7%	$1,727	$1,652	5%
Asset management fees	1,110	978	13	2,203	1,925	14
Mortgage fees and related income	347	346	—	610	620	(2)
Card income	687	741	(7)	1,340	1,423	(6)
All other income(a)	1,420	1,101	29	2,743	2,321	18
Noninterest revenue	4,452	3,996	11	8,623	7,941	9
Net interest income	14,395	13,705	5	28,537	27,413	4
Total net revenue	18,847	17,701	6	37,160	35,354	5

Provision for credit losses	2,082	2,643	(21)	4,711	4,556	3

Noninterest expense
Compensation expense	4,336	4,240	2	8,784	8,469	4
Noncompensation expense(b)	5,522	5,185	6	10,931	10,253	7
Total noninterest expense	9,858	9,425	5	19,715	18,722	5
Income before income tax expense	6,907	5,633	23	12,734	12,076	5
Income tax expense	1,738	1,423	22	3,140	3,035	3
Net income	$5,169	$4,210	23	$9,594	$9,041	6

Revenue by business
Banking & Wealth Management	$10,698	$10,375	3	$20,952	$20,699	1
Home Lending	1,250	1,319	(5)	2,457	2,505	(2)
Card Services & Auto	6,899	6,007	15	13,751	12,150	13

Mortgage fees and related income details:
Production revenue	151	157	(4)	261	287	(9)
Net mortgage servicing revenue(c)	196	189	4	349	333	5
Mortgage fees and related income	$347	$346	—%	$610	$620	(2)%

Financial ratios
Return on equity	36%	30%		34%	33%
Overhead ratio	52	53		53	53
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $896 million and $682 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 billion and $1.3 billion for the six months ended June 30, 2025 and 2024, respectively.
(b)Included depreciation expense on leased assets of $577 million and $430 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $857 million for the six months ended June 30, 2025 and 2024, respectively.
(c)Included MSR risk management results of $47 million and $39 million for the three months ended June 30, 2025 and 2024, respectively, and $56 million and $38 million for the six months ended June 30, 2025 and 2024, respectively.

Quarterly results
Net income was $5.2 billion, up 23%.
Net revenue was $18.8 billion, up 6%.
Net interest income was $14.4 billion, up 5%, reflecting higher Card Services NII, predominantly driven by higher revolving balances.
Noninterest revenue was $4.5 billion, up 11%, predominantly driven by:
•higher auto operating lease income as a result of an increase in volume, and
•higher asset management fees in Banking & Wealth Management ("BWM"), reflecting higher average market levels and net inflows, partially offset by
•lower card income, driven by an increase in amortization related to new account origination costs, partially offset by higher annual fees. Net interchange was relatively flat as the impact of increased debit and credit card sales volume was offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on card income and asset management fees; and Critical Accounting Estimates on pages 85-88 for additional information on the credit card rewards liability.
Noninterest expense was $9.9 billion, up 5%, reflecting:
•higher noncompensation expense, predominantly driven by higher auto lease depreciation on higher auto operating lease assets, and continued investments in technology and marketing, as well as
•higher compensation expense, primarily for bankers and employees in technology.
The provision for credit losses was $2.1 billion. Net charge-offs were $2.1 billion, up $22 million, primarily driven by Card Services, reflecting loan growth. The allowance for credit losses was relatively flat, as the impact of changes in the Firm's weighted-average macroeconomic outlook, including a decrease in the weight placed on the adverse scenarios, was offset by loan growth in Card Services.
In the prior year, the provision was $2.6 billion, net charge-offs were $2.1 billion and the net addition to the allowance for credit losses was $579 million.
Refer to Credit and Investment Risk Management on pages 58-76 and Allowance for Credit Losses on pages 73-75 for a further discussion of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $9.6 billion, up 6%.
Net revenue was $37.2 billion, up 5%.
Net interest income was $28.5 billion, up 4%, driven by:
•higher Card Services NII, predominantly driven by higher revolving balances, partially offset by
•lower NII in BWM, reflecting lower average deposit balances.
Noninterest revenue was $8.6 billion, up 9%, predominantly driven by:
•higher auto operating lease income as a result of an increase in volume, and
•higher asset management fees in BWM, reflecting higher average market levels and to a lesser extent, net inflows, partially offset by
•lower card income, reflecting an increase in amortization related to new account origination costs and lower net interchange, largely offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Noninterest expense was $19.7 billion, up 5%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in technology and marketing, higher auto lease depreciation on higher auto operating lease assets, and higher operating losses, as well as
•higher compensation expense, predominantly for bankers and advisors, and employees in technology.
The provision for credit losses was $4.7 billion. Net charge-offs were $4.2 billion, up $297 million, primarily driven by Card Services, reflecting loan growth. The net addition to the allowance for credit losses was $471 million, predominantly driven by Card Services, reflecting loan growth and the impact of changes in the Firm's weighted-average macroeconomic outlook.
In the prior year, the provision was $4.6 billion, net charge-offs were $3.9 billion and the net addition to the allowance for credit losses was $613 million.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except employees)	2025	2024	Change	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$652,379	$638,493	2%	$652,379		$638,493	2%
Loans:
Banking & Wealth Management	33,749	31,078	9	33,749		31,078	9
Home Lending(a)	241,618	250,032	(3)	241,618		250,032	(3)
Card Services	233,051	216,213	8	233,051		216,213	8
Auto	72,182	75,310	(4)	72,182		75,310	(4)
Total loans	580,600	572,633	1	580,600		572,633	1
Deposits	1,063,137	1,069,753	(1)	1,063,137		1,069,753	(1)
Equity	56,000	54,500	3	56,000		54,500	3
Selected balance sheet data (average)
Total assets	$642,284	$628,757	2	$640,981		$628,309	2
Loans:
Banking & Wealth Management	33,536	31,419	7	33,349		31,330	6
Home Lending(b)	242,665	254,385	(5)	243,469		256,126	(5)
Card Services	228,446	210,119	9	226,480		207,410	9
Auto	71,410	75,804	(6)	71,933		76,535	(6)
Total loans	576,057	571,727	1	575,231		571,401	1
Deposits	1,060,363	1,073,544	(1)	1,057,038		1,076,393	(2)
Equity	56,000	54,500	3	56,000		54,500	3

Employees	144,898	143,412	1%	144,898	(c)	143,412	1%
(a)At June 30, 2025 and 2024, Home Lending loans held-for-sale and loans at fair value were $8.9 billion and $5.9 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $8.9 billion and $7.7 billion for the three months ended June 30, 2025 and 2024, respectively, and $8.2 billion and $6.2 billion for the six months ended June 30, 2025 and 2024, respectively.
(c)In the first quarter of 2025, 419 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2025	2024	Change	2025	2024	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,891	$3,413	14%	$3,891	$3,413	14%
Net charge-offs/(recoveries)
Banking & Wealth Management	102	176	(42)	199	255	(22)
Home Lending	(21)	(40)	48	(47)	(47)	—
Card Services	1,938	1,830	6	3,921	3,518	11
Auto	67	98	(32)	167	217	(23)
Total net charge-offs/(recoveries)	$2,086	$2,064	1	$4,240	$3,943	8

Net charge-off/(recovery) rate
Banking & Wealth Management	1.22%	2.25%		1.20%	1.64%
Home Lending	(0.04)	(0.07)		(0.04)	(0.04)
Card Services	3.40	3.50		3.49	3.41
Auto	0.38	0.52		0.47	0.57
Total net charge-off/(recovery) rate	1.48%	1.47%		1.51%	1.40%

30+ day delinquency rate
Home Lending(b)	0.93%	0.70%		0.93%	0.70%
Card Services	2.06	2.08		2.06	2.08
Auto	1.12	1.12		1.12	1.12

90+ day delinquency rate - Card Services	1.07%	1.07%		1.07%	1.07%

Allowance for loan losses
Banking & Wealth Management	$790	$685	15	$790	$685	15
Home Lending	547	437	25	547	437	25
Card Services	15,008	13,206	14	15,008	13,206	14
Auto	637	742	(14)	637	742	(14)
Total allowance for loan losses	$16,982	$15,070	13%	$16,982	$15,070	13%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $68 million and $96 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At June 30, 2025 and 2024, excluded mortgage loans insured by U.S. government agencies of $99 million and $137 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2025	2024	Change	2025	2024	Change
Business Metrics
Number of branches	4,994	4,884	2%	4,994	4,884	2%
Active digital customers (in thousands)(a)	73,014	69,011	6	73,014	69,011	6
Active mobile customers (in thousands)(b)	59,898	55,564	8	59,898	55,564	8
Debit and credit card sales volume	$487.2	$453.7	7	$935.9	$874.4	7
Total payments transaction volume (in trillions)(c)	1.8	1.6	13	3.4	3.1	10

Banking & Wealth Management
Average deposits	$1,044.2	$1,058.9	(1)	$1,041.6	$1,062.2	(2)
Deposit margin	2.76%	2.72%		2.72%	2.71%
Business Banking average loans	$19.2	$19.5	(1)	$19.3	$19.5	(1)
Business banking origination volume	0.9	1.3	(32)	1.7	2.4	(30)
Client investment assets(d)	1,155.0	1,013.7	14	1,155.0	1,013.7	14
Number of client advisors	5,948	5,672	5	5,948	5,672	5

Home Lending
Mortgage origination volume by channel
Retail	$8.7	$6.9	26	$14.2	$11.3	26
Correspondent	4.8	3.8	26	8.7	6.0	45
Total mortgage origination volume(e)	$13.5	$10.7	26	$22.9	$17.3	32

Third-party mortgage loans serviced (period-end)	$653.3	$642.8	2	$653.3	$642.8	2
MSR carrying value (period-end)	9.0	8.8	2	9.0	8.8	2

Card Services
Sales volume, excluding commercial card	$340.0	$316.6	7	$650.6	$607.6	7
Net revenue rate	10.06%	9.61%		10.22%	9.85%
Net yield on average loans	10.04	9.46		10.17	9.67

Auto
Loan and lease origination volume	$11.3	$10.8	5	$22.0	$19.7	12
Average auto operating lease assets	15.2	10.7	42%	14.4	10.6	37%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 34-38 for additional information.
(e)Firmwide mortgage origination volume was $16.3 billion and $12.3 billion for the three months ended June 30, 2025 and 2024, respectively, and $27.5 billion and $19.9 billion for the six months ended June 30, 2025 and 2024, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 77–83 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 199 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Revenue
Investment banking fees	$2,513	$2,356	7%	$4,761	$4,370	9%
Principal transactions	7,109	6,691	6	14,717	13,325	10
Lending- and deposit-related fees	1,296	924	40	2,526	1,897	33
Commissions and other fees	1,493	1,337	12	2,930	2,609	12
Card income	645	579	11	1,196	1,104	8
All other income	736	857	(14)	1,484	1,600	(7)
Noninterest revenue	13,792	12,744	8	27,614	24,905	11
Net interest income	5,743	5,173	11	11,587	10,596	9
Total net revenue(a)	19,535	17,917	9	39,201	35,501	10
Provision for credit losses	696	384	81	1,401	385	264

Noninterest expense
Compensation expense	5,014	4,752	6	10,344	9,648	7
Noncompensation expense	4,627	4,414	5	9,139	8,242	11
Total noninterest expense	9,641	9,166	5	19,483	17,890	9
Income before income tax expense	9,198	8,367	10	18,317	17,226	6
Income tax expense	2,548	2,470	3	4,725	4,707	—
Net income	$6,650	$5,897	13%	$13,592	$12,519	9%
Financial ratios
Return on equity	17%	17%		18%	18%
Overhead ratio	49	51		50	50
Compensation expense as percentage of total net revenue	26	27		26	27
(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $722 million and $737 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 billion and $1.3 billion for the six months ended June 30, 2025 and 2024, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenue by business
Investment Banking	$2,684	$2,464	9%	$4,952	$4,680	6%
Payments	4,735	4,546	4	9,300	9,012	3
Lending	1,829	1,936	(6)	3,744	3,660	2
Other	—	4	NM	6	1	500
Total Banking & Payments	9,248	8,950	3	18,002	17,353	4
Fixed Income Markets	5,690	4,981	14	11,539	10,409	11
Equity Markets	3,246	2,812	15	7,060	5,397	31
Securities Services	1,418	1,261	12	2,687	2,444	10
Credit Adjustments & Other(a)	(67)	(87)	23	(87)	(102)	15
Total Markets & Securities Services	10,287	8,967	15	21,199	18,148	17
Total net revenue	$19,535	$17,917	9%	$39,201	$35,501	10%
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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking(b)	$6,319	$6,090	4%	$12,248	$11,656	5%
Commercial Banking	2,929	2,860	2	5,754	5,697	1
Commercial & Specialized Industries(c)	2,067	1,936	7	4,023	3,863	4
Commercial Real Estate Banking	862	924	(7)	1,731	1,834	(6)
Total Banking & Payments revenue	$9,248	$8,950	3%	$18,002	$17,353	4%
(a)Refer to Line of Business Metrics on page 199 for a description of each of the client coverage segments.
(b)In the second quarter of 2025, amounts were reclassified from Other to Global Corporate Banking & Global Investment Banking reflecting the subsequent alignment of certain business activities after the Firm’s Business Segment reorganization in the second quarter of 2024. Prior-period amounts have been revised to conform with the current presentation.
(c)In the second quarter of 2025, the Middle Market Banking client coverage segment was renamed Commercial & Specialized Industries.
Quarterly results
Net income was $6.7 billion, up 13%.
Net revenue was $19.5 billion, up 9%.
Banking & Payments revenue was $9.2 billion, up 3%.
•Investment Banking revenue was $2.7 billion, up 9%. Investment Banking fees were up 7%, driven by higher debt underwriting and advisory fees, partially offset by lower equity underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $1.2 billion, up 12%, primarily driven by several large deals.
–Advisory fees were $844 million, up 8%, predominantly driven by increased sponsor activity.
–Equity underwriting fees were $465 million, down 6%, predominantly driven by lower IPOs.
•Payments revenue was $4.7 billion, up 4%. Excluding the net impact of equity investments, revenue was up 3%, driven by higher average deposits and fee growth, predominantly offset by deposit margin compression.
•Lending revenue was $1.8 billion, down 6%, largely driven by higher fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $10.3 billion, up 15%. Markets revenue was $8.9 billion, up 15%.
•Equity Markets revenue was $3.2 billion, up 15%, predominantly driven by higher revenue across products, particularly in Equity Derivatives.
•Fixed Income Markets revenue was $5.7 billion, up 14%, driven by higher revenue in Currencies &

Emerging Markets, Rates and Commodities, partially offset by lower revenue in the Securitized Products Group and Fixed Income Financing.
•Securities Services revenue was $1.4 billion, up 12%, driven by higher average deposits as well as fee growth on higher client activity and market levels.
•Credit Adjustments & Other was a loss of $67 million, compared with a loss of $87 million in the prior year.
Noninterest expense was $9.6 billion, up 5%, driven by higher compensation, brokerage and technology expense, partially offset by lower legal expense.
The provision for credit losses was $696 million, driven by the impact of new lending-related commitments and changes in credit quality of client-specific exposures in the Commercial and industrial portfolio, partially offset by a decrease in the weight placed on the adverse scenarios. The net addition to the allowance for credit losses was $371 million and net charge-offs were $325 million.
In the prior year, the provision was $384 million, the net addition to the allowance for credit losses was $220 million and net charge-offs were $164 million.
Refer to Credit and Investment Risk Management on pages 58-76, Allowance for Credit Losses on pages 73-75, and Critical Accounting Estimates on pages 85-88 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income of $13.6 billion, up 9%.
Net revenue was $39.2 billion, up 10%.
Banking & Payments revenue was $18.0 billion, up 4%.
•Investment Banking revenue was $5.0 billion, up 6%. Investment Banking fees were up 9%, driven by higher debt underwriting and advisory fees, partially offset by lower equity underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $2.4 billion, up 14%, driven by several large deals.
–Advisory fees were $1.5 billion, up 11%, predominantly driven by the closing of a higher number of large transactions.
–Equity underwriting fees were $789 million, down 7%, driven by lower convertible securities offerings and IPOs, largely offset by higher follow-on offerings.
•Payments revenue was $9.3 billion, up 3%, driven by higher average deposits and fee growth, largely offset by deposit margin compression.
•Lending revenue was $3.7 billion, up 2%, predominantly driven by lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $21.2 billion, up 17%. Markets revenue was $18.6 billion, up 18%.
•Equity Markets revenue was $7.1 billion, up 31%, predominantly driven by higher revenue across products, particularly in Equity Derivatives.
•Fixed Income Markets revenue was $11.5 billion, up 11%, driven by higher revenue in Rates, Currencies & Emerging Markets and Commodities, partially offset by lower revenue in Fixed Income Financing and Credit Trading.
•Securities Services revenue was $2.7 billion, up 10%, driven by fee growth on higher client activity and market levels as well as higher average deposits, partially offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $87 million, compared with a loss of $102 million in the prior year.
Noninterest expense was $19.5 billion, up 9%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage and technology expense.
The provision for credit losses was $1.4 billion, predominantly driven by changes in credit quality of client-specific exposures and the impact of new lending-related commitments in the Commercial and industrial portfolio, as well as the impact of changes in the Firm's weighted-average macroeconomic outlook. The net addition to the allowance for credit losses was $899 million and net charge-offs were $502 million.
In the prior year, the provision was $385 million, net charge-offs were $233 million and the net addition to the allowance for credit losses was $152 million.

Selected metrics
(in millions, except employees)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2025	2024	Change	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$2,260,825	$1,939,038	17%	$2,260,825		$1,939,038	17%
Loans:
Loans retained	526,174	475,880	11	526,174		475,880	11
Loans held-for-sale and loans at fair value(a)	57,659	41,737	38	57,659		41,737	38
Total loans	583,833	517,617	13	583,833		517,617	13
Equity	149,500	132,000	13	149,500		132,000	13

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking(c)	$133,017	$132,858	—%	$133,017	(e)	$132,858	—%
Commercial Banking	222,044	220,222	1	222,044		220,222	1
Commercial & Specialized Industries(d)	75,859	75,488	—	75,859		75,488	—
Commercial Real Estate Banking	146,185	144,734	1	146,185		144,734	1
Total Banking & Payments loans	355,061	353,080	1	355,061		353,080	1

Selected balance sheet data (average)
Total assets	$2,205,619	$1,915,880	15	$2,125,805		$1,854,999	15
Trading assets-debt and equity instruments	758,113	638,473	19	721,778		609,686	18
Trading assets-derivative receivables	56,815	58,850	(3)	57,895		58,059	—
Loans:
Loans retained	$511,562	$471,861	8	$497,014		$471,524	5
Loans held-for-sale and loans at fair value(a)	50,287	42,868	17	48,365		43,202	12
Total loans	$561,849	$514,729	9	$545,379		$514,726	6
Deposits	1,170,063	1,046,993	12	1,138,287		1,046,391	9
Equity	149,500	132,000	13	149,500		132,000	13

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking(c)	$125,554	$130,680	(4)%	$123,482	(e)	$129,336	(5)%
Commercial Banking	219,886	220,767	—	219,227		221,545	(1)
Commercial & Specialized Industries(d)	74,384	76,229	(2)	74,009		77,296	(4)
Commercial Real Estate Banking	145,502	144,538	1	145,218		144,249	1
Total Banking & Payments loans	$345,440	$351,447	(2)	$342,709		$350,881	(2)

Employees	93,237	93,387	—%	93,237	(f)	93,387	—%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 199 for a description of each of the client coverage segments.
(c)In the second quarter of 2025, amounts were reclassified from Other to Global Corporate Banking & Global Investment Banking reflecting the subsequent alignment of certain business activities after the Firm’s Business Segment reorganization in the second quarter of 2024. Prior-period amounts have been revised to conform with the current presentation.
(d)In the second quarter of 2025, the Middle Market Banking client coverage segment was renamed Commercial & Specialized Industries.
(e)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(f)In the first quarter of 2025, 219 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$325	$164	98%	$502	$233	115%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,678	$2,631	40	$3,678	$2,631	40
Nonaccrual loans held-for-sale and loans at fair value(b)	1,207	988	22	1,207	988	22
Total nonaccrual loans	4,885	3,619	35	4,885	3,619	35
Derivative receivables	349	290	20	349	290	20
Assets acquired in loan satisfactions	208	220	(5)	208	220	(5)
Total nonperforming assets	$5,442	$4,129	32	$5,442	$4,129	32
Allowance for credit losses:
Allowance for loan losses	$7,408	$7,344	1	$7,408	$7,344	1
Allowance for lending-related commitments	2,757	1,930	43	2,757	1,930	43
Total allowance for credit losses	$10,165	$9,274	10%	$10,165	$9,274	10%
Net charge-off/(recovery) rate(c)	0.25%	0.14%		0.20%	0.10%
Allowance for loan losses to period-end loans retained	1.41	1.54		1.41	1.54
Allowance for loan losses to nonaccrual loans retained(a)	201	279		201	279
Nonaccrual loans to total period-end loans	0.84%	0.70%		0.84%	0.70%
(a)Allowance for loan losses of $655 million and $452 million were held against these nonaccrual loans at June 30, 2025 and 2024, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $45 million and $42 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Advisory	$844	$785	8%	$1,538	$1,383	11%
Equity underwriting	465	495	(6)	789	850	(7)
Debt underwriting(a)	1,204	1,076	12	2,434	2,137	14
Total investment banking fees	$2,513	$2,356	7%	$4,761	$4,370	9%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2024
	2025		2024		2025		2024
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.3%	# 1	9.4%	# 2	8.6%	# 1	9.3%	# 1	9.3%
U.S.	2	10.9	1	12.6	2	9.2	1	11.4	2	11.2
Equity and equity-related(c)
Global	1	11.7	1	13.4	1	11.0	1	11.3	1	11.0
U.S.	1	16.4	1	17.0	1	14.9	1	14.6	1	14.6
Long-term debt(d)
Global	1	7.1	1	7.7	1	7.3	1	7.7	1	7.5
U.S.	1	10.8	1	11.1	1	10.4	1	11.2	1	11.4
Loan syndications
Global	1	10.4	1	10.7	1	11.2	1	11.3	1	10.2
U.S.	1	11.8	1	12.4	1	12.5	1	13.2	1	11.8
Global investment banking fees(e)	# 1	9.1%	# 1	9.7%	# 1	8.9%	# 1	9.3%	# 1	9.1%
(a)Source: Dealogic as of July 1, 2025. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2025			2024
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,205	$3,865	$7,070	$2,581	$4,011	$6,592
Lending- and deposit-related fees	133	41	174	81	22	103
Commissions and other fees	170	590	760	150	522	672
All other income	399	(28)	371	533	(30)	503
Noninterest revenue	3,907	4,468	8,375	3,345	4,525	7,870
Net interest income	1,783	(1,222)	561	1,636	(1,713)	(77)
Total net revenue	$5,690	$3,246	$8,936	$4,981	$2,812	$7,793

	Six months ended June 30,			Six months ended June 30,
	2025			2024
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$6,627	$8,039	$14,666	$5,856	$7,353	$13,209
Lending- and deposit-related fees	243	74	317	203	40	243
Commissions and other fees	331	1,196	1,527	309	1,036	1,345
All other income	782	(39)	743	955	(52)	903
Noninterest revenue	7,983	9,270	17,253	7,323	8,377	15,700
Net interest income	3,556	(2,210)	1,346	3,086	(2,980)	106
Total net revenue	$11,539	$7,060	$18,599	$10,409	$5,397	$15,806

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2025	2024	Change	2025	2024	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$17,307	$16,012	8%	$17,307	$16,012	8%
Equity	16,292	14,101	16	16,292	14,101	16
Other(a)	4,429	3,911	13	4,429	3,911	13
Total AUC	$38,028	$34,024	12	$38,028	$34,024	12
Client deposits and other third-party liabilities (average)(b)	$1,089,781	$936,725	16%	$1,062,235	$934,164	14%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2025	2024	Change	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,516	$4,269	6%	$9,058	$8,441	7%
Asia-Pacific	2,667	2,162	23	5,286	4,303	23
Latin America/Caribbean	716	551	30	1,261	1,274	(1)
Total international net revenue	7,899	6,982	13	15,605	14,018	11
North America	11,636	10,935	6	23,596	21,483	10
Total net revenue	$19,535	$17,917	9	$39,201	$35,501	10

Loans retained (period-end)(a)
Europe/Middle East/Africa	$55,165	$44,227	25	$55,165	$44,227	25
Asia-Pacific	17,355	15,753	10	17,355	15,753	10
Latin America/Caribbean	11,238	8,645	30	11,238	8,645	30
Total international loans	83,758	68,625	22	83,758	68,625	22
North America	442,416	407,255	9	442,416	407,255	9
Total loans retained	$526,174	$475,880	11	$526,174	$475,880	11

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$304,737	$259,425	17	$292,993	$260,439	12
Asia-Pacific	157,242	136,294	15	154,938	136,769	13
Latin America/Caribbean	46,504	42,457	10	45,278	41,863	8
Total international	$508,483	$438,176	16	$493,209	$439,071	12
North America	581,298	498,549	17	569,026	495,093	15
Total client deposits and other third-party liabilities	$1,089,781	$936,725	16	$1,062,235	$934,164	14

AUC (period-end)(b) (in billions)
North America	$25,298	$22,817	11	$25,298	$22,817	11
All other regions	12,730	11,207	14	12,730	11,207	14
Total AUC	$38,028	$34,024	12%	$38,028	$34,024	12%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 84–87 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 200 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue
Asset management fees	$3,642	$3,304	10%	$7,237	$6,474	12%
Commissions and other fees	314	232	35	587	425	38
All other income(a)	117	97	21	242	248	(2)
Noninterest revenue	4,073	3,633	12	8,066	7,147	13
Net interest income	1,687	1,619	4	3,425	3,214	7
Total net revenue	5,760	5,252	10	11,491	10,361	11

Provision for credit losses	46	20	130	36	(37)	NM

Noninterest expense
Compensation expense	2,112	1,960	8	4,208	3,932	7
Noncompensation expense	1,621	1,583	2	3,238	3,071	5
Total noninterest expense	3,733	3,543	5	7,446	7,003	6

Income before income tax expense	1,981	1,689	17	4,009	3,395	18
Income tax expense	508	426	19	953	842	13
Net income	$1,473	$1,263	17	$3,056	$2,553	20

Revenue by line of business
Asset Management	$2,705	$2,437	11	$5,376	$4,763	13
Global Private Bank	3,055	2,815	9	6,115	5,598	9
Total net revenue	$5,760	$5,252	10%	$11,491	$10,361	11%

Financial ratios
Return on equity	36%	32%		38%	32%
Overhead ratio	65	67		65	68
Pre-tax margin ratio:
Asset Management	33	30		33	29
Global Private Bank	36	34		37	36
Asset & Wealth Management	34	32		35	33
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.

Quarterly results
Net income was $1.5 billion, up 17%.
Net revenue was $5.8 billion, up 10%. Net interest income was $1.7 billion, up 4%. Noninterest revenue was $4.1 billion, up 12%.
Revenue from Asset Management was $2.7 billion, up 11%, predominantly driven by higher asset management fees reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $3.1 billion, up 9%, driven by:
•higher noninterest revenue as a result of higher management fees due to strong net inflows and higher brokerage fees, and
•higher net interest income, driven by higher average deposits, largely offset by deposit margin compression.
Noninterest expense was $3.7 billion, up 5%, driven by:
•higher compensation, primarily revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees, partially offset by
•lower legal expense.
The provision for credit losses was $46 million, compared with $20 million in the prior year.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 58-76 and Allowance for Credit Losses on pages 73-75 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $3.1 billion, up 20%.
Net revenue was $11.5 billion, up 11%. Net interest income was $3.4 billion, up 7%. Noninterest revenue was $8.1 billion, up 13%.
Revenue from Asset Management was $5.4 billion, up 13%, predominantly driven by higher asset management fees, reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $6.1 billion, up 9%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees on strong net inflows, as well as higher brokerage fees, partially offset by
–a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income driven by higher average deposits and loans, partially offset by narrower spreads on loans.
Noninterest expense was $7.4 billion, up 6%, predominantly driven by:
•higher compensation, primarily revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees, partially offset by
• lower legal expense.
The provision for credit losses was $36 million, compared with a net benefit of $37 million in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, ratios and employees)	2025	2024	Change	2025		2024	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	68%	71%		68%		71%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	47	64		47		64
3 years	79	73		79		73
5 years	79	74		79		74

Selected balance sheet data (period-end)(c)
Total assets	$268,966	$247,353	9%	$268,966		$247,353	9%
Loans	245,526	228,042	8	245,526		228,042	8
Deposits	242,356	236,492	2	242,356		236,492	2
Equity	16,000	15,500	3	16,000		15,500	3

Selected balance sheet data (average)(c)
Total assets	$261,128	$242,155	8	$257,271		$241,770	6
Loans	240,585	224,122	7	237,279		223,775	6
Deposits	248,375	227,423	9	246,253		227,573	8
Equity	16,000	15,500	3	16,000		15,500	3

Employees	29,363	28,579	3	29,363	(d)	28,579	3

Number of Global Private Bank client advisors	3,756	3,509	7	3,756		3,509	7

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(1)	$3	NM	$—		$11	NM
Nonaccrual loans	1,035	745	39	1,035		745	39
Allowance for credit losses:
Allowance for loan losses	$552	$575	(4)	$552		$575	(4)
Allowance for lending-related commitments	58	40	45	58		40	45
Total allowance for credit losses	$610	$615	(1)	$610		$615	(1)
Net charge-off/(recovery) rate	—%	0.01%		—%		0.01%
Allowance for loan losses to period-end loans	0.22	0.25		0.22		0.25
Allowance for loan losses to nonaccrual loans	53	77		53		77
Nonaccrual loans to period-end loans	0.42	0.33		0.42		0.33
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

Client assets
Assets under management were $4.3 trillion, up 18%, and client assets were $6.4 trillion, up 19%. These increases were each driven by continued net inflows and higher market levels.

	As of June 30,
(in billions)	2025	2024	Change
Assets by asset class
Liquidity	$1,131	$953	19%
Fixed income	925	785	18
Equity	1,258	1,017	24
Multi-asset	809	719	13
Alternatives	220	208	6
Total assets under management	4,343	3,682	18
Custody/brokerage/administration/deposits	2,078	1,705	22
Total client assets(a)	$6,421	$5,387	19

Assets by client segment
Private Banking(b)	$1,270	$1,036	23
Global Institutional	1,772	1,540	15
Global Funds(b)	1,301	1,106	18
Total assets under management	$4,343	$3,682	18

Private Banking(b)	$3,191	$2,620	22
Global Institutional	1,907	1,654	15
Global Funds(b)	1,323	1,113	19
Total client assets(a)	$6,421	$5,387	19%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2025, the Firm realigned certain client assets from Private Banking to Global Funds to reflect them in the client segment where the assets are invested. Prior period amounts have been revised to conform with the current presentation.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2025	2024	2025	2024
Assets under management rollforward
Beginning balance	$4,113	$3,564	$4,045	$3,422
Net asset flows:
Liquidity	5	16	41	12
Fixed income	27	22	38	36
Equity	16	31	53	52
Multi-asset	(2)	(3)	1	(5)
Alternatives	(10)	2	(7)	3
Market/performance/other impacts	194	50	172	162
Ending balance, June 30	$4,343	$3,682	$4,343	$3,682

Client assets rollforward
Beginning balance	$6,002	$5,219	$5,932	$5,012
Net asset flows	80	79	200	122
Market/performance/other impacts	339	89	289	253
Ending balance, June 30	$6,421	$5,387	$6,421	$5,387

Selected Firmwide Metrics - Wealth Management
	As of June 30,
	2025	2024	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$4,087	$3,427	19%
Number of client advisors	9,704	9,181	6

Stock Plan Administration(b)
Number of stock plan participants (in thousands)	1,594	1,118	43
Client assets (in billions)	$314	$249	26%
(a)    Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)    Relates to an equity plan administration business which was acquired in 2022 with the Firm’s purchase of Global Shares. The increase in 2025 includes the impact of onboarding participants in the Firm’s employee stock plans during the fourth quarter of 2024.

International
	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$982	$852	15%	$1,904	$1,705	12%
Asia-Pacific	600	512	17	1,150	983	17
Latin America/Caribbean	298	270	10	584	531	10
Total international net revenue	1,880	1,634	15	3,638	3,219	13
North America	3,880	3,618	7	7,853	7,142	10
Total net revenue(a)	$5,760	$5,252	10%	$11,491	$10,361	11%
(a)Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2025	2024	Change	2025	2024	Change
Assets under management
Europe/Middle East/Africa	$675	$566	19%	$675	$566	19%
Asia-Pacific	341	273	25	341	273	25
Latin America/Caribbean	114	95	20	114	95	20
Total international assets under management	1,130	934	21	1,130	934	21
North America	3,213	2,748	17	3,213	2,748	17
Total assets under management	$4,343	$3,682	18	$4,343	$3,682	18

Client assets
Europe/Middle East/Africa	$954	$789	21	$954	$789	21
Asia-Pacific	562	423	33	562	423	33
Latin America/Caribbean	283	246	15	283	246	15
Total international client assets	1,799	1,458	23	1,799	1,458	23
North America	4,622	3,929	18	4,622	3,929	18
Total client assets	$6,421	$5,387	19%	$6,421	$5,387	19%

CORPORATE
Refer to pages 88–90 of JPMorganChase’s 2024 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in millions, except employees)	2025		2024		Change	2025		2024		Change
Revenue
Principal transactions	$(54)		$60		NM	$(141)		$125		NM
Investment securities losses	(54)		(546)		90%	(91)		(912)		90%
All other income	157		8,244	(d)	(98)	934		8,270	(d)	(89)
Noninterest revenue	49		7,758		(99)	702		7,483		(91)
Net interest income	1,489		2,364		(37)	3,140		4,841		(35)
Total net revenue(a)	1,538		10,122		(85)	3,842		12,324		(69)
Provision for credit losses	25		5		400	6		32		(81)
Noninterest expense	547		1,579	(e)	(65)	732	(f)	2,855	(e)(f)	(74)
Income before income tax expense	966		8,538		(89)	3,104		9,437		(67)
Income tax expense/(benefit)	(729)	(c)	1,759		NM	(284)	(c)	1,982		NM
Net income	$1,695		$6,779		(75)	$3,388		$7,455		(55)
Total net revenue
Treasury and CIO	$1,649		$2,084		(21)	$3,213		$4,401		(27)
Other Corporate	(111)		8,038		NM	629		7,923		(92)
Total net revenue	$1,538		$10,122		(85)	$3,842		$12,324		(69)
Net income
Treasury and CIO	$1,121		$1,513		(26)	$2,279		$3,154		(28)
Other Corporate	574		5,266		(89)	1,109	(f)	4,301	(f)	(74)
Total net income	$1,695		$6,779		(75)	$3,388		$7,455		(55)
Total assets (period-end)	$1,370,312		$1,318,119		4	$1,370,312		$1,318,119		4
Loans (period-end)	2,033		2,408		(16)	2,033		2,408		(16)
Deposits (period-end)(b)	27,952		26,073		7	27,952		26,073		7
Employees	49,662		47,828		4%	49,662	(g)	47,828		4%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $38 million and $45 million for the three months ended June 30, 2025 and 2024, respectively, and $74 million and $94 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
(d)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
(e)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
(f)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025, and an accrual increase of $725 million for the three months ended March 31, 2024.
(g)In the first quarter of 2025, 768 employees were transferred from the LOBs to Corporate as a result of the centralization of certain functions.

Quarterly results
Net income was $1.7 billion, compared with $6.8 billion in the prior year.
Net revenue was $1.5 billion, compared with $10.1 billion in the prior year.
Net interest income was $1.5 billion, down 37%, driven by the impact of changes in the FTP for consumer deposits and of lower rates, partially offset by the impact of investment securities activity including from prior quarters.
Refer to Business Segment & Corporate Results on page 19 for additional information on FTP.
Noninterest revenue was $49 million, compared with $7.8 billion in the prior year, driven by:
•the absence of the $7.9 billion net gain related to Visa shares recorded in the prior year, partially offset by
•lower net investment securities losses in Treasury and CIO.
Refer to Note 9 and Note 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $547 million, down 65%, predominantly driven by the absence of the following items recorded in the prior year:
•a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
•restructuring and integration costs associated with First Republic.
The provision for credit losses was $25 million, compared with $5 million in the prior year.
The current period income tax benefit included a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
Other Corporate includes the Firm's international consumer initiatives, which primarily consists of Chase U.K., Nutmeg, and an ownership stake in C6 Bank.

Year-to-date results
Net income was $3.4 billion, compared with $7.5 billion in the prior year.
Net revenue was $3.8 billion, compared with $12.3 billion in the prior year.
Net interest income was $3.1 billion, down 35%, driven by the impact of changes in the FTP for consumer deposits and of lower rates, partially offset by the impact of investment securities activity including from prior quarters.
Noninterest revenue was $702 million, compared with $7.5 billion in the prior year, driven by:
•the absence of the $7.9 billion net gain related to Visa shares recorded in the prior year, partially offset by
•lower net investment securities losses in Treasury and CIO, and
•the $588 million First Republic-related gain recorded in the first quarter of 2025.
Refer to Note 5 for additional information on the First Republic-related gain.
Noninterest expense was $732 million, down 74%, predominantly driven by:
•lower FDIC-related expense, which included the impact of a release of an FDIC special assessment accrual of $323 million recorded in the first quarter of 2025, compared with an accrual increase of $725 million in the first quarter of the prior year, and
•the absence of the following items recorded in the prior year:
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic.
The provision for credit losses was $6 million, compared with $32 million in the prior year.
The current period income tax benefit was driven by:
•a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025, and
•higher tax benefits related to the vesting of employee share-based awards, largely offset by
•other changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.

Treasury and CIO overview
At June 30, 2025, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 50-57 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 77-83 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Investment securities losses	$(54)	$(546)	90%	$(91)	$(912)	90%
Available-for-sale securities (average)	$462,179	$247,304	87	$427,282	$235,124	82
Held-to-maturity securities (average)	262,479	330,347	(21)	266,172	342,553	(22)
Investment securities portfolio (average)	$724,658	$577,651	25	$693,454	$577,677	20
Available-for-sale securities (period-end)	$482,269	$263,624	83	$482,269	$263,624	83
Held-to-maturity securities (period-end)	260,559	323,746	(20)	260,559	323,746	(20)
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$742,828	$587,370	26%	$742,828	$587,370	26%
(a)As of June 30, 2025 and 2024, the allowance for credit losses on investment securities was $75 million and $125 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		96
Capital Risk	43–49	97-107
Liquidity Risk	50–57	108-115
Reputation Risk		116
Consumer Credit Risk	60–63	120-125
Wholesale Credit Risk	64–72	126-136
Investment Portfolio Risk	76	140
Market Risk	77–83	141-149
Country Risk	84	150-151
Climate Risk		152
Operational Risk		153-156
Compliance Risk		157
Conduct Risk		158
Legal Risk		159
Estimations and Model Risk		160

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
As of June 30, 2025, the Firm’s Basel III Standardized risk-based ratios continue to be more binding than the Basel III Advanced risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs.
Refer to page 46 of this Form 10-Q and page 104 of JPMorganChase's 2024 Form 10-K for additional information on SLR.

Key Regulatory Developments
Enhanced SLR Proposal
In June 2025, the Federal Reserve, the Office of the Comptroller of the Currency ("OCC"), and the FDIC released a proposal to amend the enhanced Supplementary Leverage Ratio (“eSLR”) requirements for Global Systemically Important Banks (“GSIB”) BHCs and their insured depository institution (“IDI”) subsidiaries by revising the current static leverage buffers at the BHC and IDI levels to 50 percent of the parent GSIB’s U.S. Method 1 GSIB Surcharge, which is referred to as the “eSLR buffer.” In addition, the proposal would make corresponding adjustments to the leverage-based total loss-absorbing capacity (“TLAC”) and eligible long-term debt (“eligible LTD”) requirements by replacing the current TLAC leverage buffer with the eSLR buffer and replacing the current static leverage-based eligible LTD requirement with a requirement of 2.5% plus the eSLR buffer. Further, the proposal would remove the eSLR threshold for an IDI subsidiary of a U.S. GSIB to be considered “well capitalized” under the prompt corrective action framework and instead apply the eSLR as a capital buffer requirement.
Refer to page 100 of JPMorganChase's 2024 Form 10-K for information on the U.S. Method 1 GSIB Surcharge.
SCB Proposal
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

	Standardized			Advanced
(in millions, except ratios)	June 30, 2025	December 31, 2024	Capital ratio requirements(b)	June 30, 2025		December 31, 2024		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$283,854	$275,513		$283,854		$275,513
Tier 1 capital	303,189	294,881		303,189		294,881
Total capital	335,307	325,589		320,809	(c)	311,898	(c)
Risk-weighted assets	1,882,718	1,757,460		1,873,142	(c)	1,740,429	(c)
CET1 capital ratio	15.1%	15.7%	12.3%	15.2%		15.8%		11.5%
Tier 1 capital ratio	16.1	16.8	13.8	16.2		16.9		13.0
Total capital ratio	17.8	18.5	15.8	17.1		17.9		15.0
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

Three months ended (in millions, except ratios)	June 30, 2025	December 31, 2024	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,382,220	$4,070,499
Tier 1 leverage ratio	6.9%	7.2%	4.0%
Total leverage exposure	$5,161,360	$4,837,568
SLR	5.9%	6.1%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Total stockholders’ equity	$356,924	$344,758
Less: Preferred stock	20,045	20,050
Common stockholders’ equity	336,879	324,708
Add:
Certain deferred tax liabilities(a)	2,923	2,943
Other CET1 capital adjustments(b)	887	4,499
Less:
Goodwill(c)	54,113	53,763
Other intangible assets	2,722	2,874
Standardized/Advanced CET1 capital	$283,854	$275,513
Add: Preferred stock	20,045	20,050
Less: Other Tier 1 adjustments	710	682
Standardized/Advanced Tier 1 capital	$303,189	$294,881
Long-term debt and other instruments qualifying as Tier 2 capital	$10,487	$10,312
Qualifying allowance for credit losses(d)	22,333	20,992
Other	(702)	(596)
Standardized Tier 2 capital	$32,118	$30,708
Standardized Total capital	$335,307	$325,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(14,498)	(13,691)
Advanced Tier 2 capital	$17,620	$17,017
Advanced Total capital	$320,809	$311,898
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2025 and December 31, 2024, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $2.1 billion and $5.2 billion. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included benefit from the CECL capital transition provisions of $720 million.
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
(f)As of June 30, 2025 and December 31, 2024, included an incremental $500 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2025.

Six months ended June 30, (in millions)	2025
Standardized/Advanced CET1 capital at December 31, 2024	$275,513
Net income applicable to common equity	29,093
Dividends declared on common stock	(7,835)
Net purchase of treasury stock	(13,965)
Changes in additional paid-in capital	(335)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	765
Translation adjustments, net of hedges(a)	1,357
Fair value hedges	20
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(44)
Changes related to other CET1 capital adjustments(b)	(715)
Change in Standardized/Advanced CET1 capital	8,341
Standardized/Advanced CET1 capital at June 30, 2025	$283,854
Standardized/Advanced Tier 1 capital at December 31, 2024	$294,881
Change in CET1 capital(b)	8,341
Net redemptions of noncumulative perpetual preferred stock	(5)
Other	(28)
Change in Standardized/Advanced Tier 1 capital	8,308
Standardized/Advanced Tier 1 capital at June 30, 2025	$303,189
Standardized Tier 2 capital at December 31, 2024	$30,708
Change in long-term debt and other instruments qualifying as Tier 2	175
Change in qualifying allowance for credit losses(b)	1,341
Other	(106)
Change in Standardized Tier 2 capital	1,410
Standardized Tier 2 capital at June 30, 2025	$32,118
Standardized Total capital at June 30, 2025	$335,307
Advanced Tier 2 capital at December 31, 2024	$17,017
Change in long-term debt and other instruments qualifying as Tier 2	175
Change in qualifying allowance for credit losses(b)(c)	534
Other	(106)
Change in Advanced Tier 2 capital	603
Advanced Tier 2 capital at June 30, 2025	$17,620
Advanced Total capital at June 30, 2025	$320,809
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Reflects the final phase out of the CECL benefit. Refer to Note 21 for additional information on the CECL capital transition.
(c)As of June 30, 2025 and December 31, 2024, included an incremental $500 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2025. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2025 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2024	$1,672,763	$84,697	$1,757,460	$1,218,005	$85,132	$437,292	$1,740,429
Model & data changes(a)	(3,505)	(258)	(3,763)	(2,221)	(258)	—	(2,479)
Movement in portfolio levels(b)	110,156	18,865	129,021	104,335	19,054	11,803	135,192
Changes in RWA	106,651	18,607	125,258	102,114	18,796	11,803	132,713
June 30, 2025	$1,779,414	$103,304	$1,882,718	$1,320,119	$103,928	$449,095	$1,873,142
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier as a result of Regulatory VaR backtesting exceptions as prescribed by the Basel III capital rules; and for Operational risk RWA, updates to cumulative losses, macroeconomic model inputs and other model parameters.
(c)As of June 30, 2025 and December 31, 2024, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $216.0 billion and $208.0 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $204.9 billion and $192.1 billion, respectively.
(d)As of June 30, 2025 and December 31, 2024, Credit risk RWA reflected approximately $40.0 billion and $43.3 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 104 of JPMorganChase’s 2024 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2025	December 31, 2024
Tier 1 capital	$303,189	$294,881
Total average assets	4,437,618	4,125,167
Less: Regulatory capital adjustments(a)	55,398	54,668
Total adjusted average assets(b)	4,382,220	4,070,499
Add: Off-balance sheet exposures(c)	779,140	767,069
Total leverage exposure	$5,161,360	$4,837,568
SLR	5.9%	6.1%
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
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	June 30, 2025	December 31, 2024
Consumer & Community Banking	$56.0	$54.5
Commercial & Investment Bank	149.5	132.0
Asset & Wealth Management	16.0	15.5
Corporate	115.4	122.7
Total common stockholders’ equity	$336.9	$324.7

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On May 19, 2025, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.40 per share, payable on July 31, 2025. On July 1, 2025, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $1.50 per share for the third quarter of 2025. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Total number of shares of common stock repurchased	29.8	27.0	59.8	42.9
Aggregate purchase price of common stock repurchases(a)	$7,500	$5,318	$15,063	$8,167
(a)Excludes excise tax and commissions.
The Board of Directors’ authorization to repurchase common shares is utilized at management’s discretion. The common share repurchase program approved by the Board of Directors does not establish specific price targets or timetables. Management determines the amount and timing of common share repurchases based on various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); organic capital generation; current and proposed future capital requirements; and other investment opportunities. The amount of common shares that the Firm repurchases in any period may be substantially more or less than the amounts estimated or actually repurchased in prior periods, reflecting the dynamic nature of the decision-making process. The Firm’s common share repurchases may be suspended by management at any time.
Refer to Capital actions on page 105 of JPMorganChase’s 2024 Form 10-K for additional information.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 201-202 of this Form 10-Q and page 39 of JPMorganChase’s 2024 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $282 million and $317 million, and $537 million and $714 million, for the three and six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
Refer to Long-term funding on page 56 of this Form 10-Q and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s subordinated debt.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 7, 2025, the Firm submitted its 2025 Capital Plan to the Federal Reserve. On July 1, 2025, the Firm announced that under the current SCB framework, its preliminary requirement provided by the Federal Reserve is 2.5% (down from the current 3.3%), and the Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, is 11.5% (down from the current 12.3%). The Federal Reserve will provide the Firm with its final SCB requirement by August 31, 2025 and that requirement will become effective October 1, 2025 based on the current rules .
Refer to page 43 for Key Regulatory Developments related to proposed changes to the SCB requirement.
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

	June 30, 2025		December 31, 2024
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$559.9	$244.9	$546.6	$236.8
% of RWA	29.7%	13.0%	31.1%	13.5%
Regulatory requirements	23.0	10.5	23.0	10.5
Surplus/(shortfall)	$126.9	$47.2	$142.3	$52.3
% of total leverage exposure	10.8%	4.7%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$69.6	$12.6	$87.0	$19.2

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
The following table presents J.P. Morgan Securities’ net capital.

June 30, 2025
(in millions)	Actual	Minimum
Net capital	$24,858	$7,058
Non-U.S. subsidiary regulatory capital
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated in the U.K. by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the Capital Requirements Regulation (“CRR”), as adopted and amended in the U.K., and the capital rules in the PRA Rulebook. These requirements collectively represent the U.K.’s implementation of the Basel III standards. The PRA has announced that it intends to delay the U.K.’s implementation of the final Basel III standards until January 1, 2027, with a three-year transitional period for certain aspects.
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of June 30, 2025, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

June 30, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$54,733
CET1 capital ratio	15.1%	4.5%
Tier 1 capital ratio	19.4	6.0
Total capital ratio	23.2	8.0
Tier 1 leverage ratio	5.7	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2025 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
(b)At least 75% of the Tier 1 leverage ratio minimum must be met with CET1 capital.
J.P. Morgan SE
JPMSE is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and markets activities. JPMSE is regulated by the European Central Bank (“ECB”), the German Financial Supervisory Authority and the German Central Bank, as well as the local regulators in each of the countries in which it operates, and it is subject to EU capital requirements under Basel III. JPMSE is subject to the EU implementation of the final Basel III standards. Those standards became effective beginning on January 1, 2025, with the exception of market risk aspects for which the effective date is January 1, 2027.
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of June 30, 2025, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

June 30, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$54,296
CET1 capital ratio	19.0%	4.5%
Tier 1 capital ratio	19.0	6.0
Total capital ratio	34.1	8.0
Tier 1 leverage ratio	5.7	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of June 30, 2025 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2025	March 31, 2025	June 30, 2024
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$349,403	$389,423	$461,392
Eligible securities(b)(c)	572,533	475,194	356,815
Total HQLA(d)	$921,936	$864,617	$818,207
Net cash outflows	$818,334	$767,151	$732,179
LCR	113%	113%	112%
Net excess eligible HQLA(d)	$103,602	$97,466	$86,028
JPMorgan Chase Bank N.A.:
LCR	120%	124%	125%
Net excess eligible HQLA	$170,765	$194,652	$189,124
(a)Represents cash on deposit at central banks, including the Federal Reserve Banks.
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
The Firm’s average LCR increased during the three months ended June 30, 2025, compared with the three months ended June 30, 2024, driven by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company and long-term debt issuances, largely offset by common stock repurchases and common stock dividends paid.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2025 decreased compared with the three months ended March 31, 2025, due to an increase in loans and client-driven market-making activities in CIB Markets, largely offset by an increase in deposits.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2025 decreased compared with the three months ended June 30, 2024, driven by loan growth and dividend payments to the Parent Company, predominantly offset by higher deposits and client-driven market-making activities in CIB Markets.
Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the impacts of Federal Reserve actions as well as other factors.
Refer to pages 109-110 of JPMorganChase’s 2024 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
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

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $573 billion and $594 billion as of June 30, 2025 and December 31, 2024, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2024, was driven by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A., largely offset by an increase in unencumbered CIB trading assets.
The Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities as of June 30, 2025 and December 31, 2024, respectively. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $970 billion and $834 billion, and unencumbered marketable securities with a fair value of approximately $573 billion and $594 billion.
The Firm also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $422 billion and $413 billion as of June 30, 2025 and December 31, 2024, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.

NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended June 30, 2025, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2025 and December 31, 2024, and the average deposit balances for the three and six months ended June 30, 2025 and 2024, respectively.

	June 30, 2025	December 31, 2024	Average
			Three months ended June 30,		Six months ended June 30,
(in millions)			2025	2024	2025	2024
Consumer & Community Banking	$1,063,137	$1,056,652	$1,060,363	$1,073,544	$1,057,038	$1,076,393
Commercial & Investment Bank	1,228,935	1,073,512	1,170,063	1,046,993	1,138,287	1,046,391
Asset & Wealth Management	242,356	248,287	248,375	227,423	246,253	227,573
Corporate	27,952	27,581	26,313	23,223	26,339	22,628
Total Firm	$2,562,380	$2,406,032	$2,505,114	$2,371,183	$2,467,917	$2,372,985
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
Average deposits increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, reflecting the net impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in balances in new and existing client accounts, including the impact of higher-yielding product offerings, and
•a decrease in CCB in existing account balances primarily driven by increased customer spending and migration into higher-yielding investments, partially offset by new accounts.
Average deposits increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, reflecting the net impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in balances in new and existing client accounts, including the impact of higher-yielding product offerings, and
•a decrease in CCB in existing account balances primarily driven by increased customer spending and migration into higher-yielding investments, partially offset by new accounts.

Period-end deposits increased from December 31, 2024, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Securities Services and Payments,
•an increase in CCB primarily driven by new accounts, largely offset by a decrease in existing account balances due to seasonal tax outflows and increased customer spending, and
•a decrease in AWM driven by continued migration into other investments and seasonal tax outflows, predominantly offset by growth in balances in new and existing client accounts, reflecting the impact of higher-yielding product offerings.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 14-15 and pages 19-41, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At June 30, 2025 and December 31, 2024, Firmwide estimated uninsured deposits were $1,555.5 billion and $1,414.0 billion, respectively, primarily reflecting wholesale operating deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	June 30, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$121,325	$77,780	$119,333	$77,253
Over three months but within 6 months	11,793	11,748	11,040	12,229
Over six months but within 12 months	5,832	1,106	7,056	1,542
Over 12 months	797	2,466	823	1,924
Total	$139,747	$93,100	$138,252	$92,948
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2025 and December 31, 2024.

(in billions except ratios)	June 30, 2025	December 31, 2024
Deposits	$2,562.4	$2,406.0
Deposits as a % of total liabilities	61%	66%
Loans	$1,412.0	$1,348.0
Loans-to-deposits ratio	55%	56%

The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three and six months ended June 30, 2025 and 2024.

(in millions)	Average balances
	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S. offices
Noninterest-bearing	$572,715	$623,139	$565,592	$623,626
Interest-bearing
Demand(a)	321,907	278,260	312,801	278,479
Savings(b)	867,850	793,968	861,699	802,406
Time	224,048	221,478	224,848	215,146
Total interest-bearing deposits	1,413,805	1,293,706	1,399,348	1,296,031
Total deposits in U.S. offices	1,986,520	1,916,845	1,964,940	1,919,657
Non-U.S. offices
Noninterest-bearing	30,062	25,188	29,548	24,860
Interest-bearing
Demand	391,621	337,776	379,059	337,983
Time	96,911	91,374	94,370	90,485
Total interest-bearing deposits	488,532	429,150	473,429	428,468
Total deposits in non-U.S. offices	518,594	454,338	502,977	453,328
Total deposits	$2,505,114	$2,371,183	$2,467,917	$2,372,985

	Average interest rates
	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	3.01%	3.98%	3.37%	3.92%
Savings(b)	1.52	1.41	1.37	1.37
Time	3.97	5.11	4.03	5.11
Total interest-bearing deposits	2.25	2.57	2.24	2.55
Total deposits in U.S. offices	1.60	1.73	1.59	1.71
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	2.37	3.26	2.46	3.26
Time	4.73	6.15	4.86	6.17
Total interest-bearing deposits	2.85	3.86	2.92	3.86
Total deposits in non-U.S. offices	2.69	3.66	2.76	3.66
Total deposits	1.85%	2.09%	1.84%	2.09%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2025 and December 31, 2024, and average balances for the three and six months ended June 30, 2025 and 2024, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 14-15 and Note 10 for additional information.
Sources of funds (excluding deposits)

	June 30, 2025	December 31, 2024	Average
			Three months ended June 30,		Six months ended June 30,
(in millions)			2025	2024	2025	2024
Commercial paper	$10,365	$14,932	$12,178	$11,273	$12,676	$12,423
Other borrowed funds	13,015	13,018	13,102	11,860	13,739	10,889
Federal funds purchased	465	567	1,412	1,594	1,557	1,601
Total short-term unsecured funding	$23,845	$28,517	$26,692	$24,727	$27,972	$24,913
Securities sold under agreements to repurchase(a)	$587,573	$291,500	$547,874	$369,206	$502,416	$329,212
Securities loaned(a)	7,302	4,768	8,757	4,571	7,907	4,364
Other borrowed funds	41,913	24,943	40,707	24,310	36,858	23,241
Obligations of Firm-administered multi-seller conduits(b)	18,495	18,228	17,352	18,615	17,195	19,581
Total short-term secured funding	$655,283	$339,439	$614,690	$416,702	$564,376	$376,398
Senior notes	$210,799	$203,639	$209,685	$195,954	$208,912	$194,149
Subordinated debt	16,341	16,060	16,270	19,574	16,192	19,611
Structured notes(c)	115,412	98,792	108,992	90,554	105,168	89,019
Total long-term unsecured funding	$342,552	$318,491	$334,947	$306,082	$330,272	$302,779
Credit card securitization(b)	$5,374	$5,312	$5,365	$5,302	$5,345	$4,935
FHLB advances	22,537	29,257	23,155	37,559	24,927	39,022
Purchase Money Note(d)	49,319	49,207	49,283	49,062	49,255	49,035
Other long-term secured funding(e)	5,394	4,463	6,331	4,807	5,491	4,801
Total long-term secured funding	$82,624	$88,239	$84,134	$96,730	$85,018	$97,793
Preferred stock(f)	$20,045	$20,050	$20,045	$25,867	$20,029	$26,910
Common stockholders’ equity(f)	$336,879	$324,708	$329,797	$308,763	$327,086	$304,519
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
(f)Refer to Capital Risk Management on pages 43-49 and Consolidated statements of changes in stockholders’ equity on page 94 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2024 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2025, compared with December 31, 2024, driven by Markets, reflecting higher secured financing of trading assets, higher client-driven market-making activities, and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
The increase in secured other borrowed funds at June 30, 2025 from December 31, 2024, and for the average three and six months ended June 30, 2025, compared to the prior year periods, was due to higher financing requirements in Markets.
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
The decrease in commercial paper at June 30, 2025 from December 31, 2024 was primarily driven by strategic short-term liquidity management.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at June 30, 2025 from December 31, 2024, and for the average three and six months ended June 30, 2025, compared to the prior year periods, was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2025 and 2024. Refer to Liquidity Risk Management on pages 108–115 and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$6,000	$9,000	$14,000	$17,500	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	1,906	2,084	4,079	—	—	—	—
Total senior notes	6,000	10,906	16,084	21,579	—	—	—	—
Structured notes(a)	951	734	2,030	1,602	16,397	12,917	35,033	27,868
Total long-term unsecured funding – issuance	$6,951	$11,640	$18,114	$23,181	$16,397	$12,917	$35,033	$27,868
Maturities/redemptions
Senior notes	$8,679	$9,501	$17,204	$16,669	$—	$—	$65	$65
Subordinated debt	17	22	17	35	—	—	—	—
Structured notes	466	293	837	510	11,617	11,902	25,057	23,408
Total long-term unsecured funding – maturities/redemptions	$9,162	$9,816	$18,058	$17,214	$11,617	$11,902	$25,122	$23,473
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, as well as other long-term secured funding sources with their respective maturities or redemptions, as applicable, for the three and six months ended June 30, 2025 and 2024, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
Credit card securitization	$—	$—	$—	$—	$—	$2,348	$—	$—
FHLB advances	—	—	801	3,601	—	—	6,742	5,648
Other long-term secured funding(a)	613	166	782	133	747	720	893	370
Total long-term secured funding	$613	$166	$1,583	$3,734	$747	$3,068	$7,635	$6,018
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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of June 30, 2025 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
June 30, 2025	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Positive	Aa2	P-1	Stable(a)	Aa3	P-1	Positive(a)
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) On May 19, 2025, Moody’s announced that it had revised JPMorgan Chase Bank, N.A.’s outlook to stable from developing, and that this change was related to Moody’s one-notch downgrade of the long-term issuer rating of the U.S. Government announced on May 16, 2025. Moody’s also affirmed JPMorgan Chase Bank, N.A.’s long-term issuer rating and revised J.P. Morgan SE’s outlook to positive; the previous outlook was negative with an "(m)" modifier, reflecting a negative outlook for long-term bank deposits and a positive outlook for the long-term issuer rating.
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

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Loans retained	$1,345,473	$1,299,590	$8,417	$7,175
Loans held-for-sale	13,219	7,048	251	160
Loans at fair value	53,300	41,350	1,153	1,502
Total loans	1,411,992	1,347,988	9,821	8,837
Derivative receivables	60,346	60,967	349	145
Receivables from customers(a)	53,099	51,929	—	—
Total credit-related assets	1,525,437	1,460,884	10,170	8,982
Assets acquired in loan satisfactions
Real estate owned	NA	NA	273	284
Other	NA	NA	37	34
Total assets acquired in loan satisfactions	NA	NA	310	318
Lending-related commitments	1,656,993	1,577,622	922	737
Total credit portfolio	$3,182,430	$3,038,506	$11,402	$10,037
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(39,889)	$(41,367)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,558)	(28,160)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $113 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2025	2024	2025	2024
Net charge-offs	$2,410	$2,231	$4,742	$4,187
Average retained loans	1,321,430	1,262,029	1,303,527	1,262,644
Net charge-off rates	0.73%	0.71%	0.73%	0.67%

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
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Consumer, excluding credit card
Residential real estate(a)	$305,061	$309,513	$3,706	$2,984
Auto and other(b)(c)	66,794	66,821	232	249
Total loans – retained	371,855	376,334	3,938	3,233
Loans held-for-sale	836	945	192	155
Loans at fair value(d)	21,349	15,531	539	538
Total consumer, excluding credit card loans	394,040	392,810	4,669	3,926
Lending-related commitments(e)	47,064	44,844
Total consumer exposure, excluding credit card	441,104	437,654
Credit card
Loans retained(f)	232,943	232,860	NA	NA
Total credit card loans	232,943	232,860	NA	NA
Lending-related commitments(e)(g)	1,050,275	1,001,311
Total credit card exposure	1,283,218	1,234,171
Total consumer credit portfolio	$1,724,322	$1,671,825	$4,669	$3,926
Credit-related notes used in credit portfolio management activities(h)	$(604)	$(479)

	Three months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(21)	$(37)	$305,598	$317,249	(0.03)%	(0.05)%
Auto and other	150	172	66,407	68,413	0.91	1.01
Total consumer, excluding credit card - retained	129	135	372,005	385,662	0.14	0.14
Credit card - retained	1,936	1,829	228,320	210,020	3.40	3.50
Total consumer - retained	$2,065	$1,964	$600,325	$595,682	1.38%	1.33%

	Six months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(46)	$(43)	$306,747	$320,468	(0.03)%	(0.03)%
Auto and other	338	361	66,482	69,379	1.03	1.05
Total consumer, excluding credit card - retained	292	318	373,229	389,847	0.16	0.16
Credit card - retained	3,918	3,516	226,346	207,329	3.49	3.41
Total consumer - retained	$4,210	$3,834	$599,575	$597,176	1.42%	1.29%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At June 30, 2025 and December 31, 2024, excluded operating lease assets of $16.1 billion and $12.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $113 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $22.1 billion and $17.3 billion for the three months ended June 30, 2025 and 2024, respectively, and $20.3 billion and $16.2 billion for the six months ended June 30, 2025 and 2024, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.
Consumer, excluding credit card
Portfolio analysis
Loans increased from December 31, 2024 driven by higher residential real estate and auto and other loans at fair value, predominantly offset by lower retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2024, driven by paydowns, largely offset by originations. Retained nonaccrual loans increased compared to December 31, 2024, primarily driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025. Net recoveries were lower for the three months ended June 30, 2025 compared to the same period in the prior year, driven by the absence of loan sales in the current quarter.
Loans held-for-sale decreased from December 31, 2024, reflecting loan sales. Nonaccrual loans held-for-sale increased from December 31, 2024, largely driven by transfers from retained loans in anticipation of loan sales.
Loans at fair value increased compared to December 31, 2024, as purchases outpaced sales in CIB and originations outpaced warehouse loan sales in Home Lending.
At June 30, 2025 and December 31, 2024, the carrying value of retained interest-only residential mortgage loans was $88.6 billion and $88.9 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.8 billion at June 30, 2025, including $3.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.4 billion of interest-only balloon
HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2025	December 31, 2024
Current	$705	$462
30-89 days past due	94	72
90 or more days past due	113	121
Total government guaranteed loans	$912	$655
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The size of the portfolio increased when compared to December 31, 2024, predominantly driven by an increase in loans at fair value due to purchases of other consumer unsecured loans in CIB. Net charge-offs decreased for the three and six months ended June 30, 2025 compared to the same periods in the prior year, primarily due to lower scored auto net charge-offs, reflecting improved used vehicle valuations.
Nonperforming assets
The following table presents information as of June 30, 2025 and December 31, 2024, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2025	December 31, 2024
Nonaccrual loans
Residential real estate	$4,401	$3,665
Auto and other	268	261
Total nonaccrual loans	4,669	3,926
Assets acquired in loan satisfactions
Real estate owned	74	78
Other	37	34
Total assets acquired in loan satisfactions	111	112
Total nonperforming assets	$4,780	$4,038
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $113 million and $121 million, respectively.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2025 and 2024.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2025	2024
Beginning balance	$3,926	$4,203
Additions	2,515	1,447
Reductions:
Principal payments and other	437	473
Sales	337	539
Charge-offs	318	304
Returned to performing status	563	444
Foreclosures and other liquidations	117	85
Total reductions	1,772	1,845
Net changes	743	(398)
Ending balance	$4,669	$3,805
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans were relatively flat, as growth from new accounts and revolving balances was offset by a decrease from seasonally higher loan balances at December 31, 2024. The June 30, 2025 30+ and 90+ day delinquency rates of 2.06% and 1.07%, respectively, decreased compared to the December 31, 2024 30+ and 90+ day delinquency rates of 2.17% and 1.14%, respectively, in line with the Firm's expectations. Net charge-offs increased for the three and six months ended June 30, 2025 compared to the same period in the prior year reflecting loan growth.
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
As of June 30, 2025, loans increased by $62.7 billion, driven by higher loans in CIB, primarily in Markets, and higher securities-based lending in AWM, both associated with higher client demand. Lending-related commitments increased by $28.2 billion, driven by higher commitments in CIB.
As of June 30, 2025, nonperforming exposure increased by $623 million, driven by Technology, Media & Telecommunications, Utilities, and Oil & Gas, in each case resulting from downgrades, largely offset by Real Estate, primarily due to upgrades, paydowns and charge-off activity, and Healthcare, resulting from charge-off activity.
For the six months ended June 30, 2025, wholesale net charge-offs were $532 million, predominantly in Healthcare, Real Estate and Technology, Media & Telecommunications.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Loans retained	$740,675	$690,396	$4,479	$3,942
Loans held-for-sale	12,383	6,103	59	5
Loans at fair value	31,951	25,819	614	964
Loans	785,009	722,318	5,152	4,911
Derivative receivables	60,346	60,967	349	145
Receivables from customers(a)	53,099	51,929	—	—
Total wholesale credit-related assets	898,454	835,214	5,501	5,056
Assets acquired in loan satisfactions
Real estate owned	NA	NA	199	206
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	199	206
Lending-related commitments	559,654	531,467	922	737
Total wholesale credit portfolio	$1,458,108	$1,366,681	$6,622	$5,999
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(39,285)	$(40,888)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,558)	(28,160)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2025 and December 31, 2024. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
June 30, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$252,855	$309,677	$178,143	$740,675	$500,897	$239,778	$740,675	68%
Derivative receivables				60,346			60,346
Less: Liquid securities and other cash collateral held against derivatives				(27,558)			(27,558)
Total derivative receivables, net of collateral	8,953	8,353	15,482	32,788	22,115	10,673	32,788	67
Lending-related commitments	132,140	401,807	25,707	559,654	366,702	192,952	559,654	66
Subtotal	393,948	719,837	219,332	1,333,117	889,714	443,403	1,333,117	67
Loans held-for-sale and loans at fair value(a)				44,334			44,334
Receivables from customers				53,099			53,099
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,430,550			$1,430,550
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,730)	$(34,666)	$(889)	$(39,285)	$(30,031)	$(9,254)	$(39,285)	76%

	Maturity profile(d)				Ratings profile
December 31, 2024 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$225,982	$289,199	$175,215	$690,396	$471,670	$218,726	$690,396	68%
Derivative receivables				60,967			60,967
Less: Liquid securities and other cash collateral held against derivatives				(28,160)			(28,160)
Total derivative receivables, net of collateral	11,515	7,418	13,874	32,807	24,707	8,100	32,807	75
Lending-related commitments	121,283	384,529	25,655	531,467	352,082	179,385	531,467	66
Subtotal	358,780	681,146	214,744	1,254,670	848,459	406,211	1,254,670	68
Loans held-for-sale and loans at fair value(a)				31,922			31,922
Receivables from customers				51,929			51,929
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,338,521			$1,338,521
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,442)	$(33,751)	$(1,695)	$(40,888)	$(31,691)	$(9,197)	$(40,888)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2025, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $48.5 billion and $44.7 billion as of June 30, 2025 and December 31, 2024, representing approximately 3.6% and 3.5% of total wholesale credit exposure, respectively; of the $48.5 billion, $42.7 billion was performing. The increase in criticized exposure was driven by Oil & Gas, predominantly due to a single new held-for-sale commitment, and Consumer & Retail, SPEs, and Banks & Finance Companies, primarily resulting from downgrades, partially offset by Technology, Media & Telecommunications, resulting from net portfolio activity and upgrades.
The table below summarizes by industry the Firm’s exposures as of June 30, 2025 and December 31, 2024. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2024 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the six months ended June 30, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$213,491	$146,476	$54,665	$10,796	$1,554	$752	$131	$(470)	$—
Individuals and Individual Entities(b)	154,056	128,063	24,962	474	557	1,124	18	—	—
Asset Managers	142,282	109,423	32,624	231	4	256	—	—	(9,089)
Consumer & Retail	128,413	59,389	60,859	7,413	752	173	72	(4,775)	—
Technology, Media & Telecommunications	89,007	45,300	34,119	8,664	924	24	124	(5,125)	—
Industrials	80,046	39,660	36,773	3,378	235	232	3	(2,422)	—
Banks & Finance Companies	76,241	43,644	31,730	825	42	3	5	(736)	(545)
Healthcare	64,192	42,710	18,047	2,818	617	27	159	(3,043)	—
Utilities	37,104	24,914	10,658	1,039	493	7	—	(2,724)	—
Automotive	35,407	21,194	13,175	1,021	17	23	2	(1,217)	—
Oil & Gas	34,433	19,058	13,483	1,733	159	3	—	(1,864)	—
State & Municipal Govt(c)	33,078	32,303	757	5	13	4	—	(3)	(1)
Insurance	24,151	16,637	7,278	236	—	9	—	(1,074)	(8,391)
Chemicals & Plastics	21,596	11,424	8,627	1,468	77	26	24	(1,143)	—
Transportation	17,798	9,297	7,952	518	31	14	1	(678)	—
Metals & Mining	16,158	7,018	8,481	631	28	20	—	(266)	(1)
Central Govt	13,754	13,306	301	138	9	6	—	(1,272)	(1,325)
Securities Firms	8,346	4,889	3,457	—	—	—	—	(14)	(2,554)
Financial Markets Infrastructure	5,600	5,216	313	71	—	—	—	—	—
All other(d)	165,522	136,182	27,827	1,275	238	48	(7)	(12,459)	(5,652)
Subtotal	$1,360,675	$916,103	$396,088	$42,734	$5,750	$2,751	$532	$(39,285)	$(27,558)
Loans held-for-sale and loans at fair value	44,334
Receivables from customers	53,099
Total(e)	$1,458,108

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2024 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$207,050	$143,803	$50,865	$10,858	$1,524	$913	$345	$(584)	$—
Individuals and Individual Entities(b)	144,145	118,650	24,831	217	447	831	122	—	—
Asset Managers	135,541	101,150	34,148	206	37	375	2	—	(9,194)
Consumer & Retail	129,815	62,800	60,141	6,055	819	252	123	(4,320)	—
Technology, Media & Telecommunications	84,716	45,021	28,629	10,592	474	79	94	(4,800)	—
Industrials	72,530	37,572	30,912	3,807	239	185	91	(2,312)	—
Banks & Finance Companies	61,287	36,884	24,119	257	27	36	—	(702)	(729)
Healthcare	64,224	44,135	17,062	2,219	808	245	56	(3,286)	(34)
Utilities	35,871	24,205	10,256	1,273	137	1	—	(2,700)	—
Automotive	34,336	22,015	11,353	931	37	121	1	(997)	—
Oil & Gas	31,724	19,053	12,479	188	4	9	(3)	(1,711)	(2)
State & Municipal Govt(c)	35,039	33,303	1,711	9	16	90	—	(2)	(1)
Insurance	24,267	17,847	6,198	222	—	2	—	(1,077)	(9,184)
Chemicals & Plastics	20,782	11,013	8,152	1,521	96	31	14	(1,164)	—
Transportation	17,019	9,462	7,135	391	31	17	(20)	(658)	—
Metals & Mining	15,860	7,373	7,860	590	37	9	—	(246)	(2)
Central Govt	13,862	13,580	157	125	—	4	—	(1,490)	(2,051)
Securities Firms	9,443	5,424	4,014	5	—	—	—	(13)	(2,635)
Financial Markets Infrastructure	4,446	4,201	245	—	—	—	—	(1)	—
All other(d)	140,873	117,986	22,398	398	91	10	(3)	(14,825)	(4,328)
Subtotal	$1,282,830	$875,477	$362,665	$39,864	$4,824	$3,210	$822	$(40,888)	$(28,160)
Loans held-for-sale and loans at fair value	31,922
Receivables from customers	51,929
Total(e)	$1,366,681
(a)The industry rankings presented in the table as of December 31, 2024, are based on the industry rankings of the corresponding exposures as of June 30, 2025, not actual rankings of such exposures as of December 31, 2024.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2025 and December 31, 2024 noted above, the Firm held: $6.5 billion and $6.1 billion, respectively, of trading assets; $17.6 billion and $17.9 billion, respectively, of AFS securities; and $9.0 billion and $9.3 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both June 30, 2025 and December 31, 2024. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $411.9 billion and $459.2 billion, at June 30, 2025 and December 31, 2024, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $213.5 billion as of June 30, 2025. Criticized exposure was $12.4 billion at both December 31, 2024 and June 30, 2025.

	June 30, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$125,883	$34	$125,917	77%	91%
Industrial	19,447	10	19,457	67	71
Other Income Producing Properties(b)	18,805	288	19,093	47	60
Office	16,160	43	16,203	46	82
Services and Non Income Producing	15,478	132	15,610	61	43
Retail	12,376	46	12,422	78	75
Lodging	4,771	18	4,789	25	61
Total Real Estate Exposure(c)	$212,920	$571	$213,491	69%	81%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$124,074	$7	$124,081	77%	92%
Industrial	19,092	17	19,109	65	72
Other Income Producing Properties(b)	16,411	158	16,569	50	63
Office	16,331	29	16,360	47	81
Services and Non Income Producing	14,047	57	14,104	62	46
Retail	12,230	23	12,253	77	75
Lodging	4,555	19	4,574	31	53
Total Real Estate Exposure	$206,740	$310	$207,050	69%	82%
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

Consumer & Retail
Consumer & Retail exposure was $128.4 billion as of June 30, 2025. Criticized exposure increased by $1.3 billion from $6.9 billion at December 31, 2024 to $8.2 billion at June 30, 2025, driven by downgrades, partially offset by net portfolio activity and upgrades.

	June 30, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$35,688	$557	$36,245	41%	43%
Retail(a)	35,109	558	35,667	51	32
Food and Beverage	31,269	730	31,999	56	39
Consumer Hard Goods	13,994	361	14,355	40	38
Leisure(b)	9,954	193	10,147	29	46
Total Consumer & Retail(c)	$126,014	$2,399	$128,413	46%	38%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Business and Consumer Services	$34,534	$412	$34,946	42%	41%
Retail(a)	34,917	261	35,178	51	31
Food and Beverage	34,774	683	35,457	61	34
Consumer Hard Goods	13,796	208	14,004	43	35
Leisure(b)	10,186	44	10,230	26	43
Total Consumer & Retail	$128,207	$1,608	$129,815	48%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Arts & Culture, Travel Services, Gaming, and Sports & Recreation. As of June 30, 2025, approximately 86% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 58% secured; unsecured exposure is approximately 76% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2025 and 2024. Since June 30, 2024, nonaccrual loan exposure increased by $1.2 billion, largely driven by certain exposures in Technology, Media, and Telecommunications, Utilities, and Real Estate, in each case resulting from downgrades largely offset by net portfolio activity.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2025	2024
Beginning balance	$4,911	$2,714
Additions	2,752	2,825
Reductions:
Paydowns and other	959	885
Gross charge-offs	525	438
Returned to performing status	902	190
Sales	125	40
Total reductions	2,511	1,553
Net changes	241	1,272
Ending balance	$5,152	$3,986
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2025 and 2024. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Loans
Average loans retained	$721,105	$666,347	$703,952	$665,468
Gross charge-offs	391	312	604	448
Gross recoveries collected	(46)	(45)	(72)	(95)
Net charge-offs/(recoveries)	345	267	532	353
Net charge-off/(recovery) rate	0.19%	0.16%	0.15%	0.11%

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$54	$85	$251	$79	$40	$103	$345	$267
Average retained loans	162,202	163,988	176,668	168,149	382,235	334,210	721,105	666,347
Net charge-off/(recovery) rate	0.13%	0.21%	0.57%	0.19%	0.04%	0.12%	0.19%	0.16%

	Six months ended June 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$137	$110	$353	$110	$42	$133	$532	$353
Average retained loans	161,607	163,813	172,682	167,628	369,663	334,027	703,952	665,468
Net charge-off/(recovery) rate	0.17%	0.14%	0.41%	0.13%	0.02%	0.08%	0.15%	0.11%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 86% at both June 30, 2025 and December 31, 2024. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $60.3 billion and $61.0 billion at June 30, 2025 and December 31, 2024, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2025	December 31, 2024
Total, net of cash collateral	$60,346	$60,967
Liquid securities and other cash collateral held against derivative receivables	(27,558)	(28,160)
Total, net of liquid securities and other cash collateral	$32,788	$32,807
Other collateral held against derivative receivables	(949)	(1,021)
Total, net of collateral	$31,839	$31,786

Ratings profile of derivative receivables
	June 30, 2025		December 31, 2024
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$21,248	67%	$23,783	75%
Noninvestment-grade	10,591	33	8,003	25
Total	$31,839	100%	$31,786	100%
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
(in millions)	June 30, 2025	December 31, 2024
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$25,184	$25,216
Derivative receivables	14,101	15,672
Credit derivatives and credit-related notes used in credit portfolio management activities	$39,285	$40,888
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
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2025 was $28.3 billion, reflecting a net addition of $1.4 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$1.0 billion in wholesale, predominantly driven by changes in credit quality of client-specific exposures, the impact of new lending-related commitments, as well as the impact of changes in the Firm's weighted-average macroeconomic outlook, and
•$444 million in consumer, predominantly driven by Card Services, reflecting loan growth and the impact of changes in the Firm's weighted-average macroeconomic outlook.
As of December 31, 2024, the Firm's qualitative adjustments and its weighted-average macroeconomic outlook included additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment. In the first quarter of 2025, the Firm further increased the weight placed on the adverse scenarios, and in the second quarter, the Firm partially reduced the increase in weight implemented in the first quarter.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.9% in the second quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.0% lower than the central case at the end of the fourth quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2025
	4Q25	2Q26	4Q26
U.S. unemployment rate(a)	4.6%	4.8%	4.5%
YoY growth in U.S. real GDP(b)	0.6%	1.0%	2.1%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 85-88 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2025				2024
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	540	4,616	604	5,760	661	3,998	448	5,107
Gross recoveries collected	(248)	(698)	(72)	(1,018)	(343)	(482)	(95)	(920)
Net charge-offs	292	3,918	532	4,742	318	3,516	353	4,187
Provision for loan losses	334	4,319	691	5,344	204	4,266	288	4,758
Other	—	—	6	6	1	—	(1)	—
Ending balance at June 30,	$1,849	$15,001	$8,103	$24,953	$1,743	$13,200	$8,048	$22,991

Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	1	—	830	831	17	—	77	94
Other	—	—	—	—	—	—	—	—
Ending balance at June 30,	$83	$—	$2,849	$2,932	$92	$—	$1,976	$2,068

Impairment methodology
Asset-specific(a)	$(683)	$—	$781	$98	$(856)	$—	$562	$(294)
Portfolio-based	2,532	15,001	7,322	24,855	2,599	13,200	7,486	23,285
Total allowance for loan losses	$1,849	$15,001	$8,103	$24,953	$1,743	$13,200	$8,048	$22,991

Impairment methodology
Asset-specific	$—	$—	$167	$167	$—	$—	$107	$107
Portfolio-based	83	—	2,682	2,765	92	—	1,869	1,961
Total allowance for lending-related commitments	$83	$—	$2,849	$2,932	$92	$—	$1,976	$2,068
Total allowance for investment securities	NA	NA	NA	$108	NA	NA	NA	$177
Total allowance for credit losses(b)	$1,932	$15,001	$10,952	$27,993	$1,835	$13,200	$10,024	$25,236

Memo:
Retained loans, end-of-period	$371,855	$232,943	$740,675	$1,345,473	$382,795	$216,100	$674,152	$1,273,047
Retained loans, average	373,229	226,346	703,952	1,303,527	389,847	207,329	665,468	1,262,644
Credit ratios
Allowance for loan losses to retained loans	0.50%	6.44%	1.09%	1.85%	0.46%	6.11%	1.19%	1.81%
Allowance for loan losses to retained nonaccrual loans(c)	47	NA	181	296	51	NA	245	343
Allowance for loan losses to retained nonaccrual loans excluding credit card	47	NA	181	118	51	NA	245	146
Net charge-off/(recovery) rates	0.16	3.49	0.15	0.73	0.16	3.41	0.11	0.67
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At June 30, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $288 million and $278 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	June 30, 2025		December 31, 2024
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$758	23%	$666	24%
Auto and other	1,091	5	1,141	5
Consumer, excluding credit card	1,849	28	1,807	29
Credit card	15,001	17	14,600	18
Total consumer	16,850	45	16,407	47
Secured by real estate	2,716	12	2,978	12
Commercial and industrial	3,532	13	3,350	13
Other	1,855	30	1,610	28
Total wholesale	8,103	55	7,938	53
Total	$24,953	100%	$24,345	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At June 30, 2025, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $742.8 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 39-41 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 50-57 for further information on related liquidity risk. Refer to Market Risk Management on pages 77-83 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of June 30, 2025 and December 31, 2024.

(in billions)	June 30, 2025	December 31, 2024
Tax-oriented investments, primarily in alternative energy and affordable housing	$33.4	$33.3
Private equity, various debt and equity instruments, and real assets	9.7	9.1
Total carrying value	$43.1	$42.4
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

Total VaR
	Three months ended
	June 30, 2025			March 31, 2025					June 30, 2024
(in millions)	Avg.	Min	Max	Avg.		Min	Max		Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$37	$28	$51	$37		$27	$51		$31	$26	$37
Foreign exchange	10	6	14	9		6	12		18	15	23
Equities	17	13	23	25	(e)	10	138	(e)	7	5	11
Commodities and other	24	17	34	29		10	48		9	7	11
Diversification benefit to CIB trading VaR(a)	(55)	NM	NM	(55)		NM	NM		(32)	NM	NM
CIB trading VaR	33	23	50	45		32	142		33	28	37
Credit Portfolio VaR(b)	22	20	24	21		18	26		21	18	25
Diversification benefit to CIB VaR(a)	(17)	NM	NM	(19)		NM	NM		(16)	NM	NM
CIB VaR	38	29	51	47		33	133		38	33	43
CCB VaR	4	2	5	4		3	7		2	1	4
AWM VaR(c)	10	8	12	9		8	9		8	7	9
Corporate VaR(d)	10	9	11	10		9	12		48	7	102
Diversification benefit to other VaR(a)	(12)	NM	NM	(11)		NM	NM		(9)	NM	NM
Other VaR	12	10	14	12		11	14		49	10	101
Diversification benefit to CIB and other VaR(a)	(8)	NM	NM	(9)		NM	NM		(31)	NM	NM
Total VaR	$42	$32	$54	$50		$36	$136		$56	$39	$91
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
(d)Includes a legacy private equity position which is publicly traded, as well as Visa Class C common shares which the Firm disposed of in the second and third quarters of 2024.
(e)In the first quarter of 2025, the elevated average and maximum VaR was due to a client-driven equity position that has since matured.
Effective April 1, 2025, the Firm refined the historical proxy time series inputs to one of its VaR models to more appropriately reflect the risk exposure from certain securitization warehousing loan positions. With this refined time series, the average Total VaR and each of the components would have been lower by the amounts reported in the following table:

(In millions)	Amounts by which reported average VaR would have been lower for the periods ended:
	March 31, 2025	June 30, 2024
CIB trading VaR by risk type: Fixed income	$(7)	$(2)
CIB trading VaR	(6)	(1)
CIB VaR	(5)	(1)
Total VaR	(5)	(1)
Quarter over quarter results
Average total VaR for the three months ended June 30, 2025 decreased by $8 million, when compared with March 31, 2025, due to the maturity of a client-driven equity position at the end of the first quarter of 2025. Additionally, the decrease in average Total VaR arising from the Firm's refinement of the historical proxy time series to one of its VaR models was offset by increases in the fixed income risk type.
Year over year results
Average total VaR for the three months ended June 30, 2025 decreased by $14 million compared with the same period in the prior year due to decreased Visa Class C common share exposure in Corporate VaR, partially offset by market volatility in commodities.

The following graph presents daily Risk Management VaR for the five trailing quarters. The movements in the second quarter of 2024 were primarily driven by changes in Visa Class C common share exposure in the Firm's Corporate VaR and the movements in the first quarter of 2025 were due to a client-driven equity position that has since matured.
Daily Risk Management VaR

Second Quarter 2024	Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025

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
For the 12 months ended June 30, 2025, the Firm posted backtesting gains on 167 of the 259 days, and observed 10 VaR backtesting exceptions. For the three months ended June 30, 2025, the Firm posted backtesting gains on 37 of the 65 days, and observed four VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2025. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.

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

The Firm’s sensitivities are presented in the table below.

(In billions)	June 30, 2025(a)	December 31, 2024(a)
Parallel shift:
+100 bps shift in rates	$1.8	$2.3
-100 bps shift in rates	(2.0)	(2.5)
+200 bps shift in rates	3.4	4.6
-200 bps shift in rates	(4.7)	(4.9)
Steeper yield curve:
+100 bps shift in long-term rates	1.1	1.0
-100 bps shift in short-term rates	(0.9)	(1.4)
Flatter yield curve:
+100 bps shift in short-term rates	0.7	1.2
-100 bps shift in long-term rates	(1.1)	(1.1)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of June 30, 2025 compared to December 31, 2024, was primarily driven by the net impact of Treasury and CIO actions, partially offset by the impact of changes in Firmwide deposits. Treasury and CIO actions primarily consisted of an increase in cash flow hedges of floating rate loans and in investment securities activity, both of which added duration.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 111 in Note 2.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2025 and December 31, 2024, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2025	December 31, 2024
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(57)	$(53)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,062)	(1,030)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(13)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	23	28
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(3)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	52	47
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2025 and their comparative exposures as of December 31, 2024. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to Germany when compared to December 31, 2024 was driven by an increase in cash placed with the central bank of Germany predominantly due to higher client deposits.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 24 on pages 184-185 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
	June 30, 2025					December 31, 2024(f)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$106.2	$15.3	$3.3	$1.0	$125.8	$103.9
United Kingdom	19.4	24.4	35.2	1.2	80.2	76.1
Japan	56.4	3.7	7.0	0.2	67.3	63.1
France	0.7	13.7	5.1	1.2	20.7	18.0
Canada	1.4	10.9	5.0	0.4	17.7	15.1
Australia	5.8	8.3	2.6	—	16.7	14.3
Brazil	4.2	5.0	6.3	—	15.5	14.7
Switzerland	4.4	5.4	1.5	1.8	13.1	13.6
South Korea	1.3	3.0	8.0	0.5	12.8	10.3
Mainland China	2.8	6.5	2.3	—	11.6	13.4
India	1.3	5.3	4.5	0.2	11.3	11.3
Italy	0.1	8.7	1.4	0.4	10.6	10.4
Saudi Arabia	1.0	6.5	2.9	—	10.4	9.4
Mexico	2.1	5.1	3.0	—	10.2	7.2
Singapore	1.7	2.1	4.6	0.4	8.8	7.4
Spain	0.3	6.0	1.0	—	7.3	6.1
Netherlands	0.3	6.8	(0.3)	0.1	6.9	5.9
Belgium	4.7	1.3	0.4	—	6.4	5.4
Luxembourg	1.2	2.5	0.7	—	4.4	3.6
United Arab Emirates	0.1	3.0	1.2	—	4.3	2.6
(a)Country exposures presented in the table reflect 88% and 89% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at June 30, 2025 and December 31, 2024, respectively.
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
(f)The country rankings presented in the table as of December 31, 2024, are based on the country rankings of the corresponding exposures at June 30, 2025, not actual rankings of such exposures at December 31, 2024.

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
For example, compared to the Firm’s central scenario shown on page 73 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 1.8% higher over the eight-quarter forecast, with a peak difference of approximately 2.4% in the second quarter of 2026.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of June 30, 2025, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2025, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $950 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.4 billion for credit card loans
•An increase of approximately $5.2 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2025.
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

June 30, 2025 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$447,781	$—
Securities borrowed	96,645	—
Trading assets:
Trading–debt and equity instruments	829,510	2,285
Derivative receivables(a)	60,346	10,459
Total trading assets	889,856	12,744
AFS securities	485,380	99
Loans	53,300	2,252
MSRs	8,996	8,996
Other	16,870	1,403
Total assets measured at fair value on a recurring basis	1,998,828	25,494
Total assets measured at fair value on a nonrecurring basis	2,093	1,035
Total assets measured at fair value	$2,000,921	$26,529
Total Firm assets	$4,552,482
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $10.5 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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

Credit card rewards liability
The credit card rewards liability was $15.5 billion and $14.4 billion at June 30, 2025 and December 31, 2024, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 163-164 of JPMorganChase’s 2024 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2025.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue
Investment banking fees	$2,499	$2,304	$4,677	$4,258
Principal transactions	7,149	6,814	14,763	13,604
Lending- and deposit-related fees	2,248	1,828	4,380	3,730
Asset management fees	4,806	4,302	9,506	8,448
Commissions and other fees	2,194	1,924	4,227	3,729
Investment securities losses	(54)	(547)	(91)	(913)
Mortgage fees and related income	363	348	641	623
Card income	1,344	1,332	2,560	2,550
Other income	1,154	9,149	3,077	10,277
Noninterest revenue	21,703	27,454	43,740	46,306
Interest income	48,241	48,513	95,094	95,951
Interest expense	25,032	25,767	48,612	50,123
Net interest income	23,209	22,746	46,482	45,828
Total net revenue	44,912	50,200	90,222	92,134

Provision for credit losses	2,849	3,052	6,154	4,936

Noninterest expense
Compensation expense	13,710	12,953	27,803	26,071
Occupancy expense	1,264	1,248	2,566	2,459
Technology, communications and equipment expense	2,704	2,447	5,282	4,868
Professional and outside services	3,006	2,722	5,845	5,270
Marketing	1,279	1,221	2,583	2,381
Other expense	1,816	3,122	3,297	5,421
Total noninterest expense	23,779	23,713	47,376	46,470
Income before income tax expense	18,284	23,435	36,692	40,728
Income tax expense	3,297	5,286	7,062	9,160
Net income	$14,987	$18,149	$29,630	$31,568
Net income applicable to common stockholders	$14,630	$17,718	$28,948	$30,661
Net income per common share data
Basic earnings per share	$5.25	$6.13	$10.32	$10.58
Diluted earnings per share	5.24	6.12	10.31	10.56

Weighted-average basic shares	2,788.7	2,889.8	2,804.0	2,899.1
Weighted-average diluted shares	2,793.7	2,894.9	2,809.0	2,903.9
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$14,987	$18,149	$29,630	$31,568
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(188)	108	765	249
Translation adjustments, net of hedges	868	(156)	1,357	(360)
Fair value hedges	(8)	8	20	(13)
Cash flow hedges	1,529	(22)	3,203	(911)
Defined benefit pension and OPEB plans	(28)	(3)	(44)	23
DVA on fair value option elected liabilities	(305)	366	(88)	117
Total other comprehensive income/(loss), after–tax	1,868	301	5,213	(895)
Comprehensive income	$16,855	$18,450	$34,843	$30,673
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$23,759	$23,372
Deposits with banks	396,568	445,945
Federal funds sold and securities purchased under resale agreements (included $447,781 and $286,771 at fair value)	470,589	295,001
Securities borrowed (included $96,645 and $83,962 at fair value)	223,976	219,546
Trading assets (included assets pledged of $216,580 and $136,070)	889,856	637,784
Available-for-sale securities (amortized cost of $488,593 and $411,045; included assets pledged of $11,856 and $10,162)	485,380	406,852
Held-to-maturity securities	260,559	274,468
Investment securities, net of allowance for credit losses	745,939	681,320
Loans (included $53,300 and $41,350 at fair value)	1,411,992	1,347,988
Allowance for loan losses	(24,953)	(24,345)
Loans, net of allowance for loan losses	1,387,039	1,323,643
Accrued interest and accounts receivable	124,463	101,223
Premises and equipment	33,562	32,223
Goodwill, MSRs and other intangible assets	64,465	64,560
Other assets (included $17,978 and $15,122 at fair value and assets pledged of $7,334 and $6,288)	192,266	178,197
Total assets(a)	$4,552,482	$4,002,814
Liabilities
Deposits (included $41,635 and $33,768 at fair value)	$2,562,380	$2,406,032
Federal funds purchased and securities loaned or sold under repurchase agreements (included $525,477 and $226,329 at fair value)	595,340	296,835
Short-term borrowings (included $36,399 and $26,521 at fair value)	65,293	52,893
Trading liabilities	221,402	192,883
Accounts payable and other liabilities (included $8,935 and $5,893 at fair value)	303,641	280,672
Beneficial interests issued by consolidated VIEs (included $7 and $1 at fair value)	27,700	27,323
Long-term debt (included $118,357 and $100,780 at fair value)	419,802	401,418
Total liabilities(a)	4,195,558	3,658,056
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,005,375 and 2,005,375 shares)	20,045	20,050
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,576	90,911
Retained earnings	397,424	376,166
Accumulated other comprehensive losses	(7,243)	(12,456)
Treasury stock, at cost (1,355,180,041 and 1,307,313,494 shares)	(147,983)	(134,018)
Total stockholders’ equity	356,924	344,758
Total liabilities and stockholders’ equity	$4,552,482	$4,002,814
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2025 and December 31, 2024. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	June 30, 2025	December 31, 2024
Assets
Trading assets	$4,143	$3,885
Loans	38,434	36,510
All other assets	632	681
Total assets	$43,209	$41,076
Liabilities
Beneficial interests issued by consolidated VIEs	$27,700	$27,323
All other liabilities	468	454
Total liabilities	$28,168	$27,777
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Preferred stock
Balance at the beginning of the period	$20,045	$29,900	$20,050	$27,404
Issuance	—	—	2,995	2,496
Redemption	—	(6,000)	(3,000)	(6,000)
Balance at June 30	20,045	23,900	20,045	23,900

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,223	89,903	90,911	90,128
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	374	414	(318)	189
Other	(21)	11	(17)	11
Balance at June 30	90,576	90,328	90,576	90,328

Retained earnings
Balance at the beginning of the period	386,616	342,414	376,166	332,901
Cumulative effect of change in accounting principles	—	—	—	(161)
Net income	14,987	18,149	29,630	31,568
Preferred stock dividends	(282)	(317)	(537)	(714)
Common stock dividends ($1.40 and $1.15 per share and $2.80 and $2.30 per share , respectively)	(3,897)	(3,322)	(7,835)	(6,670)
Balance at June 30	397,424	356,924	397,424	356,924

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(9,111)	(11,639)	(12,456)	(10,443)
Other comprehensive income/(loss), after-tax	1,868	301	5,213	(895)
Balance at June 30	(7,243)	(11,338)	(7,243)	(11,338)

Treasury stock, at cost
Balance at the beginning of the period	(140,458)	(118,046)	(134,018)	(116,217)
Repurchase	(7,574)	(5,371)	(15,185)	(8,229)
Reissuance	49	50	1,220	1,079
Balance at June 30	(147,983)	(123,367)	(147,983)	(123,367)

Total stockholders’ equity	$356,924	$340,552	$356,924	$340,552
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2025	2024
Operating activities
Net income	$29,630	$31,568
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	6,154	4,936
Depreciation and amortization	4,240	4,006
Deferred tax (benefit)/expense	(418)	(1,609)
Estimated bargain purchase gain associated with the First Republic acquisition	—	(103)
Initial gain on the Visa share exchange	—	(7,990)
Other	979	1,460
Originations and purchases of loans held-for-sale	(133,098)	(105,772)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	120,504	99,909
Net change in:
Trading assets	(245,618)	(191,119)
Securities borrowed	(4,434)	1,589
Accrued interest and accounts receivable	(23,853)	(28,551)
Other assets	(5,048)	5,463
Trading liabilities	29,763	53,225
Accounts payable and other liabilities	(7,760)	13,163
Other operating adjustments	6,667	4,136
Net cash (used in) operating activities	(222,292)	(115,689)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(175,516)	(116,562)
Held-to-maturity securities:
Proceeds from paydowns and maturities	18,147	46,800
Purchases	(3,167)	(1,034)
Available-for-sale securities:
Proceeds from paydowns and maturities	17,957	16,742
Proceeds from sales	85,495	61,211
Purchases	(172,126)	(146,232)
Proceeds from sales and securitizations of loans held-for-investment	25,940	29,074
Other changes in loans, net	(83,166)	(24,568)
Net cash used in the First Republic acquisition	—	(2,362)
All other investing activities, net	(4,700)	(687)
Net cash (used in) investing activities	(291,136)	(137,618)
Financing activities
Net change in:
Deposits	153,462	(7,212)
Federal funds purchased and securities loaned or sold under repurchase agreements	298,493	184,307
Short-term borrowings	10,772	2,304
Beneficial interests issued by consolidated VIEs	(31)	1,628
Proceeds from long-term borrowings	53,884	54,103
Payments of long-term borrowings	(50,821)	(46,710)
Proceeds from issuance of preferred stock	3,000	2,500
Redemption of preferred stock	(3,000)	(6,000)
Treasury stock repurchased	(15,034)	(8,168)
Dividends paid	(8,028)	(7,270)
All other financing activities, net	(1,834)	(1,076)
Net cash provided by financing activities	440,863	168,406
Effect of exchange rate changes on cash and due from banks and deposits with banks	23,575	(8,431)
Net decrease in cash and due from banks and deposits with banks	(48,990)	(93,332)
Cash and due from banks and deposits with banks at the beginning of the period	469,317	624,151
Cash and due from banks and deposits with banks at the end of the period	$420,327	$530,819
Cash interest paid	$47,937	$48,526
Cash income taxes paid, net	4,685	7,610
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 192-198 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of June 30, 2025 and December 31, 2024, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(e)

June 30, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$447,781	$—	$—	$447,781
Securities borrowed	—	96,645	—	—	96,645
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	158,847	365	—	159,212
Residential – nonagency	—	2,691	5	—	2,696
Commercial – nonagency	—	1,476	7	—	1,483
Total mortgage-backed securities	—	163,014	377	—	163,391
U.S. Treasury, GSEs and government agencies(a)	195,415	14,558	—	—	209,973
Obligations of U.S. states and municipalities	—	6,499	1	—	6,500
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,963	—	—	4,963
Non-U.S. government debt securities	63,424	72,207	205	—	135,836
Corporate debt securities	—	45,252	385	—	45,637
Loans	—	11,919	868	—	12,787
Asset-backed securities	—	4,839	12	—	4,851
Total debt instruments	258,839	323,251	1,848	—	583,938
Equity securities	222,091	1,213	196	—	223,500
Physical commodities(b)	6,465	1,213	24	—	7,702
Other	—	14,153	217	—	14,370
Total debt and equity instruments(c)	487,395	339,830	2,285	—	829,510
Derivative receivables:
Interest rate	3,844	302,121	4,341	(284,836)	25,470
Credit	—	10,774	894	(11,180)	488
Foreign exchange	172	211,373	1,690	(189,527)	23,708
Equity	—	99,199	3,029	(96,969)	5,259
Commodity	—	18,893	505	(13,977)	5,421
Total derivative receivables	4,016	642,360	10,459	(596,489)	60,346
Total trading assets(d)	491,411	982,190	12,744	(596,489)	889,856
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	94,035	—	—	94,035
Residential – nonagency	—	5,955	—	—	5,955
Commercial – nonagency	—	4,861	7	—	4,868
Total mortgage-backed securities	—	104,851	7	—	104,858
U.S. Treasury and government agencies	302,794	287	—	—	303,081
Obligations of U.S. states and municipalities	—	17,647	—	—	17,647
Non-U.S. government debt securities	32,875	8,255	—	—	41,130
Corporate debt securities	—	31	92	—	123
Asset-backed securities:
Collateralized loan obligations	—	16,460	—	—	16,460
Other(a)	—	2,081	—	—	2,081
Total available-for-sale securities	335,669	149,612	99	—	485,380
Loans	—	51,048	2,252	—	53,300
Mortgage servicing rights	—	—	8,996	—	8,996
Other assets(d)	7,915	7,552	1,403	—	16,870
Total assets measured at fair value on a recurring basis	$834,995	$1,734,828	$25,494	$(596,489)	$1,998,828
Deposits	$—	$39,536	$2,099	$—	$41,635
Federal funds purchased and securities loaned or sold under repurchase agreements	—	525,477	—	—	525,477
Short-term borrowings	—	32,263	4,136	—	36,399
Trading liabilities:
Debt and equity instruments(c)	136,079	37,141	72	—	173,292
Derivative payables:
Interest rate	5,552	282,157	2,910	(281,263)	9,356
Credit	—	15,445	1,702	(14,321)	2,826
Foreign exchange	183	204,312	1,350	(189,448)	16,397
Equity	—	116,044	6,233	(107,348)	14,929
Commodity	—	16,124	336	(11,858)	4,602
Total derivative payables	5,735	634,082	12,531	(604,238)	48,110
Total trading liabilities	141,814	671,223	12,603	(604,238)	221,402
Accounts payable and other liabilities	5,289	3,606	40	—	8,935
Beneficial interests issued by consolidated VIEs	—	7	—	—	7
Long-term debt	—	76,693	41,664	—	118,357
Total liabilities measured at fair value on a recurring basis	$147,103	$1,348,805	$60,542	$(604,238)	$952,212

	Fair value hierarchy			Derivative netting adjustments(e)

December 31, 2024 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$286,771	$—	$—	$286,771
Securities borrowed	—	83,962	—	—	83,962
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	104,312	488	—	104,800
Residential – nonagency	—	2,282	5	—	2,287
Commercial – nonagency	—	1,283	10	—	1,293
Total mortgage-backed securities	—	107,877	503	—	108,380
U.S. Treasury, GSEs and government agencies(a)	150,580	11,702	—	—	162,282
Obligations of U.S. states and municipalities	—	6,100	1	—	6,101
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,950	—	—	3,950
Non-U.S. government debt securities	34,108	54,335	152	—	88,595
Corporate debt securities	—	33,591	390	—	33,981
Loans	—	10,228	1,088	—	11,316
Asset-backed securities	—	2,813	10	—	2,823
Total debt instruments	184,688	230,596	2,144	—	417,428
Equity securities	130,307	1,359	62	—	131,728
Physical commodities(b)	5,957	1,533	26	—	7,516
Other	—	19,935	210	—	20,145
Total debt and equity instruments(c)	320,952	253,423	2,442	—	576,817
Derivative receivables:
Interest rate	4,934	282,019	3,781	(265,789)	24,945
Credit	—	10,379	708	(10,273)	814
Foreign exchange	196	261,520	1,204	(237,608)	25,312
Equity	—	82,855	2,365	(79,935)	5,285
Commodity	—	15,232	394	(11,015)	4,611
Total derivative receivables	5,130	652,005	8,452	(604,620)	60,967
Total trading assets(d)	326,082	905,428	10,894	(604,620)	637,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,893	—	—	91,893
Residential – nonagency	—	4,811	—	—	4,811
Commercial – nonagency	—	4,057	8	—	4,065
Total mortgage-backed securities	—	100,761	8	—	100,769
U.S. Treasury and government agencies	234,491	288	—	—	234,779
Obligations of U.S. states and municipalities	—	17,913	—	—	17,913
Non-U.S. government debt securities	23,973	12,272	—	—	36,245
Corporate debt securities	—	70	—	—	70
Asset-backed securities:
Collateralized loan obligations	—	14,943	—	—	14,943
Other(a)	—	2,133	—	—	2,133
Total available-for-sale securities	258,464	148,380	8	—	406,852
Loans	—	38,934	2,416	—	41,350
Mortgage servicing rights	—	—	9,121	—	9,121
Other assets(d)	5,732	6,997	1,344	—	14,073
Total assets measured at fair value on a recurring basis	$590,278	$1,470,472	$23,783	$(604,620)	$1,479,913
Deposits	$—	$31,583	$2,185	$—	$33,768
Federal funds purchased and securities loaned or sold under repurchase agreements	—	226,329	—	—	226,329
Short-term borrowings	—	23,045	3,476	—	26,521
Trading liabilities:
Debt and equity instruments(c)	120,719	32,457	46	—	153,222
Derivative payables:
Interest rate	3,981	266,767	3,480	(264,989)	9,239
Credit	—	12,725	1,071	(11,898)	1,898
Foreign exchange	187	253,196	1,184	(238,970)	15,597
Equity	—	90,908	5,231	(87,491)	8,648
Commodity	—	14,021	467	(10,209)	4,279
Total derivative payables	4,168	637,617	11,433	(613,557)	39,661
Total trading liabilities	124,887	670,074	11,479	(613,557)	192,883
Accounts payable and other liabilities	3,100	2,717	76	—	5,893
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	66,216	34,564	—	100,780
Total liabilities measured at fair value on a recurring basis	$127,987	$1,019,965	$51,780	$(613,557)	$586,175
(a)At June 30, 2025 and December 31, 2024, included total U.S. GSE obligations of $160.3 billion and $120.1 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2025 and December 31, 2024, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.1 billion and $1.0 billion, respectively, primarily reported in other assets.
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

Level 3 inputs(a)
June 30, 2025
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$843	Discounted cash flows	Yield	0%	93%	7%
			Prepayment speed	2%	13%	9%
			Conditional default rate	0%	7%	0%
			Loss severity	0%	110%	5%
Commercial mortgage-backed securities and loans(c)	1,299	Market comparables	Price	$0	$84	$81
Corporate debt securities	477	Market comparables	Price	$0	$197	$100
Loans(d)	1,362	Market comparables	Price	$0	$101	$82
Non-U.S. government debt securities	205	Market comparables	Price	$2	$121	$99
Net interest rate derivatives	1,422	Option pricing	Interest rate volatility	25 bps	695 bps	109 bps
			Interest rate spread volatility	37 bps	77 bps	64 bps
			Bermudan switch value	0%	45%	16%
			Interest rate correlation	(64)%	97%	63%
			IR-FX correlation	(35)%	60%	8%
	9	Discounted cash flows	Prepayment speed	0%	20%	5%
Net credit derivatives	(837)	Discounted cash flows	Credit correlation	27%	79%	47%
			Credit spread	0 bps	11,330 bps	547 bps
			Recovery rate	10%	90%	56%
	29	Market comparables	Price	$0	$115	$75
Net foreign exchange derivatives	390	Option pricing	IR-FX correlation	(40)%	60%	21%
	(50)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	28%	12%
Net equity derivatives	(3,204)	Option pricing	Forward equity price(h)	82%	144%	101%
			Equity volatility	4%	198%	33%
			Equity correlation	5%	100%	55%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	12%
Net commodity derivatives	169	Option pricing	Oil commodity forward	$37 / BBL	$287 / BBL	$153 / BBL
			Natural gas commodity forward	$2 / MMBTU	$7 / MMBTU	$4 / MMBTU
			Commodity volatility	2%	47%	6%
			Commodity correlation	(15)%	98%	10%
MSRs	8,996	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	46,889	Option pricing	Interest rate volatility	25 bps	695 bps	109 bps
			Bermudan switch value	0%	45%	16%
			Interest rate correlation	(64)%	97%	63%
			IR-FX correlation	(35)%	60%	8%
			Equity volatility	2%	111%	27%
			Equity correlation	5%	100%	55%
			Equity-FX correlation	(80)%	65%	(32)%
			Equity-IR correlation	5%	25%	12%
	1,010	Discounted cash flows	Credit correlation	26%	73%	47%
			Credit spread	1 bps	273 bps	77 bps
			Recovery rate	20%	40%	37%
			Yield	5%	20%	11%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,741
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $365 million, nonagency securities of $5 million and non-trading loans of $473 million.
(c)Comprises nonagency securities of $14 million, trading loans of $65 million and non-trading loans of $1.2 billion.
(d)Comprises trading loans of $803 million and non-trading loans of $559 million.
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
(f)Includes equity securities of $803 million including $606 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2025 and 2024. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2025 (in millions)	Fair value at Apr. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2025
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$390	$10		$28	$(49)		$(14)	$—	$—	$365	$4
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	7	—		—	—		—	—	—	7	—
Total mortgage-backed securities	402	16		28	(55)		(14)	—	—	377	4
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	161	24		95	(105)		—	54	(24)	205	30
Corporate debt securities	442	2		29	(86)		(5)	3	—	385	(1)
Loans	803	17		377	(241)		(6)	157	(239)	868	17
Asset-backed securities	10	—		2	—		—	—	—	12	—
Total debt instruments	1,819	59		531	(487)		(25)	214	(263)	1,848	50
Equity securities	133	(27)		151	(102)		—	63	(22)	196	(20)
Physical commodities	14	10		—	—		—	—	—	24	10
Other	239	30		15	—		(52)	2	(17)	217	14
Total trading assets – debt and equity instruments	2,205	72	(c)	697	(589)		(77)	279	(302)	2,285	54	(c)
Net derivative receivables:(b)
Interest rate	994	393		34	(84)		65	5	24	1,431	496
Credit	(703)	(141)		(2)	(7)		10	8	27	(808)	(142)
Foreign exchange	298	333		28	(87)		(31)	21	(222)	340	358
Equity	(2,961)	579		351	(757)		(711)	378	(83)	(3,204)	215
Commodity	40	157		17	(74)		30	(1)	—	169	160
Total net derivative receivables	(2,332)	1,321	(c)	428	(1,009)		(637)	411	(254)	(2,072)	1,087	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(1)		—	—		—	—	—	7	—
Corporate debt securities	—	—		92	—		—	—	—	92	—
Total available-for-sale securities	8	(1)		92	—		—	—	—	99	—
Loans	2,398	145	(c)	76	(56)		(315)	152	(148)	2,252	33	(c)
Mortgage servicing rights	9,127	53	(d)	85	3		(272)	—	—	8,996	53	(d)
Other assets	1,370	(21)	(c)	57	(21)		(14)	35	(3)	1,403	(21)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2025 (in millions)	Fair value at Apr. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2025
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$1,949	$110	(c)(e)	$—	$—	$261	$(211)	$—	$(10)	$2,099	$108	(c)(e)
Short-term borrowings	4,045	155	(c)(e)	—	—	1,659	(1,722)	9	(10)	4,136	131	(c)(e)
Trading liabilities – debt and equity instruments	44	(4)	(c)	(7)	35	—	(1)	10	(5)	72	—
Accounts payable and other liabilities	36	5	(c)	—	—	—	—	—	(1)	40	5	(c)
Long-term debt	36,482	2,443	(c)(e)	—	—	7,087	(3,846)	27	(529)	41,664	2,178	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2024 (in millions)	Fair value at Apr. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2024
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$729	$(1)		$44	$(44)		$(20)	$—	$—	$708	$(1)
Residential – nonagency	8	1		—	—		—	—	(4)	5	1
Commercial – nonagency	12	(1)		—	—		—	—	—	11	(1)
Total mortgage-backed securities	749	(1)		44	(44)		(20)	—	(4)	724	(1)
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	173	(3)		41	(5)		—	—	(13)	193	(4)
Corporate debt securities	570	(4)		86	(72)		(151)	4	(25)	408	(5)
Loans	531	3		178	(131)		(14)	262	(138)	691	2
Asset-backed securities	14	—		—	(5)		(7)	—	—	2	—
Total debt instruments	2,044	(5)		349	(257)		(192)	266	(180)	2,025	(8)
Equity securities	203	(25)		33	(51)		—	19	(57)	122	3
Physical commodities	2	4		4	—		—	—	—	10	4
Other	107	33		15	—		(11)	1	(1)	144	34
Total trading assets – debt and equity instruments	2,356	7	(c)	401	(308)		(203)	286	(238)	2,301	33	(c)
Net derivative receivables:(b)
Interest rate	800	46		139	(41)		399	58	(100)	1,301	24
Credit	260	91		—	(1)		(153)	(32)	15	180	89
Foreign exchange	24	128		43	(87)		35	24	1	168	140
Equity	(2,781)	128		247	(591)		(109)	38	77	(2,991)	216
Commodity	(503)	54		8	(52)		20	(3)	4	(472)	60
Total net derivative receivables	(2,200)	447	(c)	437	(772)		192	85	(3)	(1,814)	529	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	2,901	72	(c)	149	(183)		(253)	366	(59)	2,993	58	(c)
Mortgage servicing rights	8,605	119	(d)	418	(32)		(263)	—	—	8,847	119	(d)
Other assets	811	37	(c)	373	(13)		(11)	5	—	1,202	37	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2024 (in millions)	Fair value at Apr. 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2024
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,055	$14	(c)(e)	$—	$—	$265	$(407)	$34	$(38)	$1,923	$12	(c)(e)
Short-term borrowings	2,206	68	(c)(e)	—	—	1,814	(1,360)	1	(3)	2,726	45	(c)(e)
Trading liabilities – debt and equity instruments	37	(37)	(c)	(5)	55	—	—	18	—	68	(37)	(c)
Accounts payable and other liabilities	48	(8)	(c)	(3)	28	—	—	5	—	70	(8)	(c)
Long-term debt	28,678	(36)	(c)(e)	—	—	6,473	(4,121)	426	(134)	31,286	(31)	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2025
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$488	$13		$31	$(137)		$(30)	$—	$—	$365	$2
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(3)		—	—		—	—	—	7	(3)
Total mortgage-backed securities	503	16		31	(143)		(30)	—	—	377	(1)
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	152	36		171	(183)		(1)	54	(24)	205	51
Corporate debt securities	390	9		128	(137)		(10)	13	(8)	385	2
Loans	1,088	11		728	(455)		(116)	298	(686)	868	(5)
Asset-backed securities	10	—		2	—		—	—	—	12	—
Total debt instruments	2,144	72		1,060	(918)		(157)	365	(718)	1,848	47
Equity securities	62	(31)		212	(142)		—	124	(29)	196	3
Physical commodities	26	—		—	—		(2)	—	—	24	6
Other	210	(12)		24	—		(66)	78	(17)	217	(53)
Total trading assets – debt and equity instruments	2,442	29	(c)	1,296	(1,060)		(225)	567	(764)	2,285	3	(c)
Net derivative receivables:(b)
Interest rate	301	990		123	(201)		204	(55)	69	1,431	1,190
Credit	(363)	(258)		77	(7)		(128)	(138)	9	(808)	(216)
Foreign exchange	20	565		91	(240)		38	94	(228)	340	391
Equity	(2,866)	2,326		623	(1,534)		(1,665)	(199)	111	(3,204)	1,573
Commodity	(73)	260		43	(136)		92	—	(17)	169	309
Total net derivative receivables	(2,981)	3,883	(c)	957	(2,118)		(1,459)	(298)	(56)	(2,072)	3,247	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(1)		—	—		—	—	—	7	(1)
Corporate debt securities	—	—		92	—		—	—	—	92	—
Total available-for-sale securities	8	(1)		92	—		—	—	—	99	(1)
Loans	2,416	174	(c)	130	(128)		(615)	605	(330)	2,252	102	(c)
Mortgage servicing rights	9,121	(74)	(d)	475	7		(533)	—	—	8,996	(74)	(d)
Other assets	1,344	11	(c)	69	(52)		(24)	91	(36)	1,403	12	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2025
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,185	$162	(c)(e)	$—	$—	$623	$(836)	$—	$(35)	$2,099	$157	(c)(e)
Short-term borrowings	3,476	204	(c)(e)	—	—	4,019	(3,534)	19	(48)	4,136	127	(c)(e)
Trading liabilities – debt and equity instruments	46	(14)	(c)	(7)	46	—	(1)	26	(24)	72	(14)	(c)
Accounts payable and other liabilities	76	(3)	(c)	—	1	—	—	—	(34)	40	(3)	(c)
Long-term debt	34,564	2,233	(c)(e)	—	—	14,741	(8,937)	185	(1,122)	41,664	2,127	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2024
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$758	$—		$45	$(61)		$(41)	$7	$—	$708	$—
Residential – nonagency	5	—		—	—		—	4	(4)	5	—
Commercial – nonagency	12	(2)		1	—		—	—	—	11	(1)
Total mortgage-backed securities	775	(2)		46	(61)		(41)	11	(4)	724	(1)
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	2		92	(72)		—	7	(15)	193	(6)
Corporate debt securities	484	7		300	(167)		(181)	8	(43)	408	7
Loans	684	8		321	(330)		(45)	324	(271)	691	5
Asset-backed securities	6	—		1	(5)		(7)	7	—	2	—
Total debt instruments	2,138	15		760	(635)		(276)	357	(334)	2,025	5
Equity securities	127	(19)		114	(81)		—	43	(62)	122	5
Physical commodities	7	2		4	—		(3)	—	—	10	2
Other	101	44		42	—		(43)	1	(1)	144	42
Total trading assets – debt and equity instruments	2,373	42	(c)	920	(716)		(322)	401	(397)	2,301	54	(c)
Net derivative receivables:(b)
Interest rate	502	(282)		192	(84)		883	187	(97)	1,301	(374)
Credit	265	66		—	(16)		(139)	(38)	42	180	208
Foreign exchange	62	131		77	(125)		(87)	(29)	139	168	139
Equity	(2,402)	(524)		568	(1,199)		222	(11)	355	(2,991)	(6)
Commodity	(279)	(122)		18	(120)		27	(1)	5	(472)	(123)
Total net derivative receivables	(1,852)	(731)	(c)	855	(1,544)		906	108	444	(1,814)	(156)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	3,079	109	(c)	209	(205)		(645)	669	(223)	2,993	(3)	(c)
Mortgage servicing rights	8,522	397	(d)	478	(27)		(523)	—	—	8,847	397	(d)
Other assets	758	66	(c)	420	(22)		(25)	5	—	1,202	66	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2024
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$1,833	$(15)	(c)(e)	$—	$—	$792	$(610)	$34	$(111)	$1,923	$(21)	(c)(e)
Short-term borrowings	1,758	69	(c)(e)	—	—	3,459	(2,557)	1	(4)	2,726	30	(c)(e)
Trading liabilities – debt and equity instruments	37	(40)	(c)	(6)	57	—	—	21	(1)	68	(67)	(c)
Accounts payable and other liabilities	52	(12)	(c)	(6)	31	—	—	5	—	70	(12)	(c)
Long-term debt	27,726	515	(c)(e)	—	—	10,976	(7,972)	443	(402)	31,286	424	(c)(e)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% and 2% at June 30, 2025 and December 31, 2024, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 6% and 9% at June 30, 2025 and December 31, 2024, respectively.
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
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2025 and 2024. Unrealized (gains)/losses are reported in OCI, and were $63 million and $(137) million for the three months ended June 30, 2025 and 2024, respectively, and $(10) million and $(97) million for the six months ended June 30, 2025 and 2024, respectively.
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
Three and six months ended June 30, 2025
Level 3 assets were $25.5 billion at June 30, 2025, reflecting an increase of $1.3 billion from March 31, 2025, and an increase of $1.7 billion from December 31, 2024.
The increase for the three and six months ended June 30, 2025 was predominantly driven by higher:
•Gross derivative receivables of $1.4 billion and $2.0 billion, respectively, due to gains and purchases primarily offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2025 and 2024, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
For the six months ended June 30, 2025, significant transfers from level 2 into level 3 included the following:
•$819 million and $1.0 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the six months ended June 30, 2025, significant transfers from level 3 into level 2 included the following:
•$793 million and $904 million of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 102-107 for further information on these instruments.
Three months ended June 30, 2025
•$1.6 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
•$2.7 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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
Six months ended June 30, 2025
•$4.0 billion of net gains on assets, driven by gains in net derivative receivables due to market movements.
•$2.6 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Credit and funding adjustments:
Derivatives CVA	$(72)	$(56)	$(117)	$20
Derivatives FVA	(34)	(20)	(59)	37
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2025 and 2024, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2025 and 2024, by major product category and fair value hierarchy.

June 30, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$1,048	$637	$1,685
Other assets(a)	—	10	398	408
Total assets measured at fair value on a nonrecurring basis	$—	$1,058	$1,035	$2,093
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5

June 30, 2024 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$860	$778	$1,638
Other assets	—	6	501	507
Total assets measured at fair value on a nonrecurring basis	$—	$866	$1,279	$2,145
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $398 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2025, $347 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2025 and 2024, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Loans	$(105)	$(105)	$(139)	$(149)
Other assets(a)	(14)	(178)	14	(215)
Accounts payable and other liabilities	(4)	—	(5)	—
Total nonrecurring fair value gains/(losses)	$(123)	$(283)	$(130)	$(364)
(a)Included $(7) million and $(109) million for the three months ended June 30, 2025 and 2024, respectively, and $26 million and $(147) million for the six months ended June 30, 2025 and 2024, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2025 and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended June 30,		Six months ended June 30,
As of or for the period ended, (in millions)	2025	2024	2025	2024
Other assets
Carrying value(a)	$4,121	$3,564	$4,121	$3,564
Upward carrying value changes(b)	26	10	78	30
Downward carrying value changes/impairment(c)	(33)	(119)	(52)	(177)
(a)The carrying value as of December 31, 2024 was $3.7 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2025 were $1.2 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2025 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio at both June 30, 2025 and 2024.
These shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5342 at June 30, 2025 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of June 30, 2025, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. As of June 30, 2025, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions. Refer to page 200 of JPMorganChase’s 2024 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2025 and December 31, 2024, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$23.8	$23.8	$—	$—	$23.8	$23.4	$23.4	$—	$—	$23.4
Deposits with banks	396.6	396.4	0.2	—	396.6	445.9	445.8	0.1	—	445.9
Accrued interest and accounts receivable	124.3	—	124.2	0.1	124.3	101.1	—	101.0	0.1	101.1
Federal funds sold and securities purchased under resale agreements	22.8	—	22.8	—	22.8	8.2	—	8.2	—	8.2
Securities borrowed	127.3	—	127.3	—	127.3	135.6	—	135.6	—	135.6
Investment securities, held-to-maturity	260.6	100.2	139.1	—	239.3	274.5	97.4	150.5	—	247.9
Loans, net of allowance for loan losses(a)	1,333.7	—	263.0	1,073.1	1,336.1	1,282.3	—	268.7	1,007.8	1,276.5
Other	88.2	—	86.8	1.6	88.4	82.7	—	81.3	1.6	82.9
Financial liabilities
Deposits	$2,520.7	$—	$2,521.3	$—	$2,521.3	$2,372.3	$—	$2,372.5	$—	$2,372.5
Federal funds purchased and securities loaned or sold under repurchase agreements	69.9	—	69.9	—	69.9	70.5	—	70.5	—	70.5
Short-term borrowings	28.9	—	28.9	—	28.9	26.4	—	26.3	—	26.3
Accounts payable and other liabilities(b)	256.1	—	243.2	11.9	255.1	232.8	—	219.6	12.6	232.2
Beneficial interests issued by consolidated VIEs	27.7	—	27.7	—	27.7	27.3	—	27.4	—	27.4
Long-term debt	301.4	—	251.7	51.8	303.5	300.6	—	251.2	50.7	301.9
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

	June 30, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.5	$—	$—	$4.6	$4.6	$2.7	$—	$—	$4.4	$4.4
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2025 and 2024, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2025				2024
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$47	$—		$47	$13	$—		$13
Securities borrowed	(4)	—		(4)	215	—		215
Trading assets:
Debt and equity instruments, excluding loans	1,247	—		1,247	1,561	—		1,561
Loans reported as trading assets:
Changes in instrument-specific credit risk	(1)	—		(1)	30	—		30
Other changes in fair value	14	5	(c)	19	6	1	(c)	7
Loans:
Changes in instrument-specific credit risk	148	—		148	145	(7)	(c)	138
Other changes in fair value	87	146	(c)	233	39	110	(c)	149
Other assets	3	—		3	5	—		5
Deposits(a)	(531)	—		(531)	(984)	—		(984)
Federal funds purchased and securities loaned or sold under repurchase agreements	(5)	—		(5)	5	—		5
Short-term borrowings(a)	(392)	—		(392)	(229)	—		(229)
Trading liabilities	2	—		2	10	—		10
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(7)	—		(7)	(3)	—		(3)
Long-term debt(a)(b)	(3,172)	2	(c)(d)	(3,170)	(2)	(2)	(c)(d)	(4)

	Six months ended June 30,
	2025				2024
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$73	$—		$73	$49	$—		$49
Securities borrowed	(4)	—		(4)	214	—		214
Trading assets:
Debt and equity instruments, excluding loans	1,048	—		1,048	2,809	—		2,809
Loans reported as trading assets:
Changes in instrument-specific credit risk	23	—		23	198	—		198
Other changes in fair value	17	8	(c)	25	19	1	(c)	20
Loans:
Changes in instrument-specific credit risk	417	—		417	270	(5)	(c)	265
Other changes in fair value	257	327	(c)	584	(18)	155	(c)	137
Other assets	31	—		31	18	—		18
Deposits(a)	(992)	—		(992)	(1,958)	—		(1,958)
Federal funds purchased and securities loaned or sold under repurchase agreements	(12)	—		(12)	10	—		10
Short-term borrowings(a)	(539)	—		(539)	(450)	—		(450)
Trading liabilities	20	—		20	(2)	—		(2)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(5)	—		(5)	(2)	—		(2)
Long-term debt(a)(b)	(3,357)	(4)	(c)(d)	(3,361)	(936)	(10)	(c)(d)	(946)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three and six months ended June 30, 2025 and 2024.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2025 and December 31, 2024, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2025				December 31, 2024
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,406		$469	$(2,937)	$3,429		$464	$(2,965)
Loans	1,385		1,130	(255)	1,711		1,492	(219)
Subtotal	4,791		1,599	(3,192)	5,140		1,956	(3,184)
90 or more days past due and government guaranteed
Loans(a)	57		52	(5)	50		45	(5)
All other performing loans(b)
Loans reported as trading assets	13,810		12,318	(1,492)	12,171		10,852	(1,319)
Loans(c)	52,492		52,118	(374)	40,342		39,813	(529)
Subtotal	66,302		64,436	(1,866)	52,513		50,665	(1,848)
Total loans	$71,150		$66,087	$(5,063)	$57,703		$52,666	$(5,037)
Long-term debt
Principal-protected debt	$66,782	(e)	$56,559	$(10,223)	$57,414	(e)	$47,780	$(9,634)
Nonprincipal-protected debt(d)	NA		61,798	NA	NA		53,000	NA
Total long-term debt	NA		$118,357	NA	NA		$100,780	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$7	NA	NA		$1	NA
Total long-term beneficial interests	NA		$7	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and December 31, 2024, the contractual amount of lending-related commitments for which the fair value option was elected was $14.5 billion and $12.2 billion, respectively, with a corresponding fair value of $(6) million and $50 million, respectively. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2025					December 31, 2024
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$54,950	$2,092	$37,849		$94,891	$46,220	$1,065	$28,871		$76,156
Credit	8,396	1,205	—		9,601	6,213	1,242	—		7,455
Foreign exchange	2,232	1,015	369		3,616	2,309	1,058	416		3,783
Equity	51,194	8,244	2,969		62,407	44,149	7,881	2,986		55,016
Commodity	912	74	—	(a)	986	1,331	62	1	(a)	1,394
Total structured notes	$117,684	$12,630	$41,187		$171,501	$100,222	$11,308	$32,274		$143,804
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $1.5 billion and $869 million for the periods ended June 30, 2025 and December 31, 2024, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	122-123
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	124
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	122-123
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	124
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	125
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	122-123
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	126
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	126
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	126
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	126
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	126

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2025 and December 31, 2024.

	Notional amounts(b)
(in billions)	June 30, 2025	December 31, 2024
Interest rate contracts
Swaps	$25,430	$20,437
Futures and forwards	4,449	3,067
Written options	3,659	3,067
Purchased options	3,526	3,089
Total interest rate contracts	37,064	29,660
Credit derivatives(a)	1,526	1,191
Foreign exchange contracts
Cross-currency swaps	5,456	4,509
Spot, futures and forwards	9,834	7,005
Written options	1,343	1,015
Purchased options	1,327	984
Total foreign exchange contracts	17,960	13,513
Equity contracts
Swaps	972	850
Futures and forwards	262	206
Written options	1,073	914
Purchased options	930	788
Total equity contracts	3,237	2,758
Commodity contracts
Swaps	169	148
Spot, futures and forwards	237	191
Written options	139	137
Purchased options	132	125
Total commodity contracts	677	601
Total derivative notional amounts	$60,464	$47,723
(a)Refer to the Credit derivatives discussion on pages 127-128 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2025 and December 31, 2024, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$310,306	$—	$310,306	$25,470	$290,615	$4	$290,619	$9,356
Credit	11,668	—	11,668	488	17,147	—	17,147	2,826
Foreign exchange	212,134	1,101	213,235	23,708	203,504	2,341	205,845	16,397
Equity	102,228	—	102,228	5,259	122,277	—	122,277	14,929
Commodity	19,355	43	19,398	5,421	16,299	161	16,460	4,602
Total fair value of trading assets and liabilities	$655,691	$1,144	$656,835	$60,346	$649,842	$2,506	$652,348	$48,110

	Gross derivative receivables				Gross derivative payables
December 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,734	$—	$290,734	$24,945	$274,226	$2	$274,228	$9,239
Credit	11,087	—	11,087	814	13,796	—	13,796	1,898
Foreign exchange	261,035	1,885	262,920	25,312	253,289	1,278	254,567	15,597
Equity	85,220	—	85,220	5,285	96,139	—	96,139	8,648
Commodity	15,490	136	15,626	4,611	14,415	73	14,488	4,279
Total fair value of trading assets and liabilities	$663,566	$2,021	$665,587	$60,967	$651,865	$1,353	$653,218	$39,661
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2025 and December 31, 2024, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

	June 30, 2025				December 31, 2024
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$165,107	$(141,319)	$23,788		$158,202	$(134,791)	$23,411
OTC–cleared	143,537	(143,369)	168		130,989	(130,810)	179
Exchange-traded(a)	175	(148)	27		190	(188)	2
Total interest rate contracts	308,819	(284,836)	23,983		289,381	(265,789)	23,592
Credit contracts:
OTC	8,801	(8,479)	322		8,680	(8,030)	650
OTC–cleared	2,770	(2,701)	69		2,267	(2,243)	24
Total credit contracts	11,571	(11,180)	391		10,947	(10,273)	674
Foreign exchange contracts:
OTC	210,005	(189,092)	20,913		259,608	(236,931)	22,677
OTC–cleared	499	(433)	66		685	(677)	8
Exchange-traded(a)	14	(2)	12		34	—	34
Total foreign exchange contracts	210,518	(189,527)	20,991		260,327	(237,608)	22,719
Equity contracts:
OTC	39,733	(37,121)	2,612		33,269	(30,742)	2,527
Exchange-traded(a)	61,561	(59,848)	1,713		51,040	(49,193)	1,847
Total equity contracts	101,294	(96,969)	4,325		84,309	(79,935)	4,374
Commodity contracts:
OTC	10,582	(7,926)	2,656		8,340	(5,848)	2,492
OTC–cleared	115	(80)	35		126	(84)	42
Exchange-traded(a)	6,587	(5,971)	616		5,179	(5,083)	96
Total commodity contracts	17,284	(13,977)	3,307		13,645	(11,015)	2,630
Derivative receivables with appropriate legal opinion	649,486	(596,489)	52,997	(d)	658,609	(604,620)	53,989	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	7,349		7,349		6,978		6,978
Total derivative receivables recognized on the Consolidated balance sheets	$656,835		$60,346		$665,587		$60,967
Collateral not nettable on the Consolidated balance sheets(b)(c)			(27,558)				(28,160)
Net amounts			$32,788				$32,807

	June 30, 2025				December 31, 2024
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$141,561	$(133,698)	$7,863		$138,215	$(130,375)	$7,840
OTC–cleared	147,393	(147,246)	147		134,555	(134,262)	293
Exchange-traded(a)	334	(319)	15		363	(352)	11
Total interest rate contracts	289,288	(281,263)	8,025		273,133	(264,989)	8,144
Credit contracts:
OTC	13,930	(12,306)	1,624		11,381	(10,133)	1,248
OTC–cleared	2,052	(2,015)	37		1,779	(1,765)	14
Total credit contracts	15,982	(14,321)	1,661		13,160	(11,898)	1,262
Foreign exchange contracts:
OTC	203,101	(189,012)	14,089		251,860	(238,292)	13,568
OTC–cleared	559	(434)	125		772	(678)	94
Exchange-traded(a)	10	(2)	8		14	—	14
Total foreign exchange contracts	203,670	(189,448)	14,222		252,646	(238,970)	13,676
Equity contracts:
OTC	57,625	(47,498)	10,127		44,394	(38,298)	6,096
Exchange-traded(a)	62,469	(59,850)	2,619		49,578	(49,193)	385
Total equity contracts	120,094	(107,348)	12,746		93,972	(87,491)	6,481
Commodity contracts:
OTC	8,210	(5,980)	2,230		6,918	(5,206)	1,712
OTC–cleared	80	(80)	—		84	(84)	—
Exchange-traded(a)	5,802	(5,798)	4		5,182	(4,919)	263
Total commodity contracts	14,092	(11,858)	2,234		12,184	(10,209)	1,975
Derivative payables with appropriate legal opinion	643,126	(604,238)	38,888	(d)	645,095	(613,557)	31,538	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	9,222		9,222		8,123		8,123
Total derivative payables recognized on the Consolidated balance sheets	$652,348		$48,110		$653,218		$39,661
Collateral not nettable on the Consolidated balance sheets(b)(c)			(13,873)				(10,163)
Net amounts			$34,237				$29,498
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
(d)Net derivatives receivable included cash collateral netted of $50.0 billion and $51.9 billion at June 30, 2025 and December 31, 2024, respectively. Net derivatives payable included cash collateral netted of $57.8 billion and $60.8 billion at June 30, 2025 and December 31, 2024, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2025 and December 31, 2024.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2025	December 31, 2024
Aggregate fair value of net derivative payables	$17,399	$15,371
Collateral posted	17,072	15,204
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2025 and December 31, 2024, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2025		December 31, 2024
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$47	$1,081	$119	$1,205
Amount required to settle contracts with termination triggers upon downgrade(b)	94	715	78	458
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2025 and 2024, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$37	$273	$310	$—	$294	$—
Foreign exchange(c)	270	(187)	83	(166)	83	(10)
Commodity(d)	54	9	63	—	41	—
Total	$361	$95	$456	$(166)	$418	$(10)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$160	$(42)	$118	$—	$122	$—
Foreign exchange(c)	(54)	110	56	(132)	56	11
Commodity(d)	(60)	89	29		27	—
Total	$46	$157	$203	$(132)	$205	$11

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$79	$565	$644	$—	$596	$—
Foreign exchange(c)	517	(392)	125	(301)	125	27
Commodity(d)	(1,276)	1,409	133	—	97	—
Total	$(680)	$1,582	$902	$(301)	$818	$27

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$478	$(262)	$216	$—	$233	$—
Foreign exchange(c)	(194)	299	105	(248)	105	(16)
Commodity(d)	202	(147)	55	—	51	—
Total	$486	$(110)	$376	$(248)	$389	$(16)
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

As of June 30, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$260,230	(c)	$3,601	$(1,855)	$1,746
Liabilities
Long-term debt	219,083		709	(9,329)	(8,620)
Beneficial interests issued by consolidated VIEs	5,374		28	(1)	27

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$203,141	(c)	$(1,675)	$(1,959)	$(3,634)
Liabilities
Long-term debt	211,288		(3,711)	(9,332)	(13,043)
Beneficial interests issued by consolidated VIEs	5,312		(30)	(5)	(35)
(a)Excludes physical commodities with a carrying value of $7.8 billion and $6.2 billion at June 30, 2025 and December 31, 2024, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2025 and December 31, 2024, the carrying amount excluded for AFS securities was $31.3 billion and $28.7 billion, respectively. At June 30, 2025 and December 31, 2024, the carrying amount excluded for long-term debt was $589 million and $518 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At June 30, 2025 and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $102.5 billion and $72.8 billion, of which $70.3 billion and $41.2 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At June 30, 2025 and December 31, 2024, the cumulative amount of basis adjustments was $157 million and $(1.7) billion, which is comprised of $1.1 billion and $(1.2) billion for active hedging relationships, and $(936) million and $(566) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2025 and 2024, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(651)	$1,163	$1,814
Foreign exchange(b)	59	259	200
Total	$(592)	$1,422	$2,014

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(662)	$(677)	$(15)
Foreign exchange(b)	7	(6)	(13)
Total	$(655)	$(683)	$(28)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,251)	$2,610	$3,861
Foreign exchange(b)	38	399	361
Total	$(1,213)	$3,009	$4,222

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,283)	$(2,401)	$(1,118)
Foreign exchange(b)	39	(44)	(83)
Total	$(1,244)	$(2,445)	$(1,201)
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended June 30, 2025 and 2024.
Over the next 12 months, the Firm expects that approximately $(1.3) billion (after-tax) of net losses recorded in AOCI at June 30, 2025, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2025 and 2024.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024
Three months ended June 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$120	$(4,213)	$104	$962

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024
Six months ended June 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$153	$(6,347)	$193	$2,404
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. There were no sales or liquidations of legal entities that resulted in reclassifications for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Firm reclassified a net pre-tax gain of $10 million to other income. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Contract type
Interest rate(a)	$(45)	$(21)	$11	$(244)
Credit(b)	(174)	(22)	(234)	(280)
Foreign exchange(c)	67	19	108	26
Equity(d)	10	—	8	—
Total	$(142)	$(24)	$(107)	$(498)
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2025 and December 31, 2024. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(495,231)	$522,624	$27,393	$6,612
Other credit derivatives(a)	(226,549)	263,086	36,537	11,547
Total credit derivatives	(721,780)	785,710	63,930	18,159
Credit-related notes(b)	—	—	—	12,666
Total	$(721,780)	$785,710	$63,930	$30,825

	Maximum payout/Notional amount
December 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,184)	$474,554	$24,370	$6,858
Other credit derivatives(a)	(110,913)	137,927	27,014	10,169
Total credit derivatives	(561,097)	612,481	51,384	17,027
Credit-related notes(b)	—	—	—	10,471
Total	$(561,097)	$612,481	$51,384	$27,498
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2025 and December 31, 2024, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(231,800)	$(314,353)	$(37,980)	$(584,133)	$5,047	$(1,065)	$3,982
Noninvestment-grade	(58,038)	(77,058)	(2,551)	(137,647)	2,637	(2,174)	463
Total	$(289,838)	$(391,411)	$(40,531)	$(721,780)	$7,684	$(3,239)	$4,445

December 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(135,950)	$(277,052)	$(33,379)	$(446,381)	$4,593	$(904)	$3,689
Noninvestment-grade	(42,149)	(70,525)	(2,042)	(114,716)	1,889	(1,738)	151
Total	$(178,099)	$(347,577)	$(35,421)	$(561,097)	$6,482	$(2,642)	$3,840
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2024 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Underwriting
Equity	$469	$494	$790	$848
Debt	1,181	1,030	2,350	2,033
Total underwriting	1,650	1,524	3,140	2,881
Advisory	849	780	1,537	1,377
Total investment banking fees	$2,499	$2,304	$4,677	$4,258
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Trading revenue by instrument type
Interest rate(a)	$984	$935	$2,342	$2,006
Credit(b)	199	447	437	1,138
Foreign exchange	1,596	1,077	2,972	2,613
Equity	3,836	4,101	8,010	7,378
Commodity	526	246	1,007	446
Total trading revenue	7,141	6,806	14,768	13,581
Private equity gains/(losses)	8	8	(5)	23
Principal transactions	$7,149	$6,814	$14,763	$13,604

(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Lending-related fees(a)	$560	$518	$1,093	$1,121
Deposit-related fees	1,688	1,310	3,287	2,609
Total lending- and deposit-related fees	$2,248	$1,828	$4,380	$3,730
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Asset management fees
Investment management fees	$4,708	$4,210	$9,311	$8,269
All other asset management fees	98	92	195	179
Total asset management fees	$4,806	$4,302	$9,506	$8,448
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Commissions and other fees
Brokerage commissions and fees	$948	$788	$1,848	$1,551
Administration fees	675	608	1,324	1,214
All other commissions and fees (a)	571	528	1,055	964
Total commissions and other fees	$2,194	$1,924	$4,227	$3,729
(a)Includes annuity sales commissions, depositary receipt-related service fees and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.

Mortgage fees and related income: refer to Note 14 for additional information.
Card income
The following table presents the components of card income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interchange and merchant processing income	$9,159	$8,520	$17,557	$16,351
Rewards costs and partner payments	(7,350)	(6,789)	(14,135)	(12,960)
All other(a)	(465)	(399)	(862)	(841)
Total card income	$1,344	$1,332	$2,560	$2,550
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024		2025	2024
Operating lease income	$901	$689		$1,730	$1,361
Gain on Visa shares	—	7,990	(b)	—	7,990	(b)
First Republic-related gains(a)	40	119		628	103
(a)Relates to the settlement of outstanding items with the FDIC in 2025, and adjustments to the estimated bargain purchase gain associated with the acquisition in 2024.
(b)Relates to the initial gain recognized on May 6, 2024 on the Visa C shares. Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for additional information.
Refer to Note 16 for information on operating lease income included within other income.
First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. In addition, as of June 30, 2025, all outstanding matters between the Firm and the FDIC related to the final settlement of the purchase price for the First Republic acquisition had been resolved. Refer to Note 34 on pages 319-321 of the Firm’s 2024 Form 10-K for additional information.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2025	2024		2025	2024
Legal expense	$118	$317		$239	$245
FDIC-related expense(a)	302	291		291	1,264
Operating losses	314	323		700	622
Contribution of Visa shares	—	1,000	(b)	—	1,000	(b)
(a)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025, and an accrual increase of $725 million for the three months ended March 31, 2024.
(b)Represents the contribution of a portion of Visa C shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for additional information.

Note 6 – Interest income and interest expense
Refer to Note 7 of JPMorganChase’s 2024 Form 10-K for a description of JPMorganChase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Interest income
Loans(a)	$23,049	$22,898	$45,469	$45,772
Taxable securities	6,679	5,124	12,671	9,995
Non-taxable securities(b)	273	302	543	625
Total investment securities(a)	6,952	5,426	13,214	10,620
Trading assets - debt instruments	6,298	4,993	11,855	9,585
Federal funds sold and securities purchased under resale agreements	4,578	4,821	8,794	9,036
Securities borrowed	2,211	2,177	4,518	4,343
Deposits with banks	3,395	6,059	7,534	12,445
All other interest-earning assets(c)	1,758	2,139	3,710	4,150
Total interest income	$48,241	$48,513	$95,094	$95,951
Interest expense
Interest-bearing deposits	$11,401	$12,421	$22,478	$24,655
Federal funds purchased and securities loaned or sold under repurchase agreements	5,965	5,108	11,154	9,077
Short-term borrowings	607	502	1,142	1,037
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,278	2,604	4,369	5,240
Long-term debt	4,484	4,780	8,876	9,398
Beneficial interest issued by consolidated VIEs	297	352	593	716
Total interest expense	$25,032	$25,767	$48,612	$50,123
Net interest income	$23,209	$22,746	$46,482	$45,828
Provision for credit losses	2,849	3,052	6,154	4,936
Net interest income after provision for credit losses	$20,360	$19,694	$40,328	$40,892
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Total net periodic defined benefit plan cost/(credit)	$(63)	$(115)	$(128)	$(228)
Total defined contribution plans	513	443	948	831
Total pension and OPEB cost included in noninterest expense	$450	$328	$820	$603
As of June 30, 2025 and December 31, 2024, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $23.1 billion and $22.2 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2024 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$380	$430	$804	$865
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	579	514	1,208	1,017
Total noncash compensation expense related to employee share-based incentive plans	$959	$944	$2,012	$1,882
In the first quarter of 2025, in connection with its annual incentive grant for the 2024 performance year, the Firm granted 12 million RSUs and 462 thousand PSUs with weighted-average grant date fair values of $259.74 per RSU and $261.10 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2025, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2025				December 31, 2024
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$96,286	$735	$2,986	$94,035	$95,671	$251	$4,029	$91,893
Residential:
U.S.	5,496	22	29	5,489	4,242	16	50	4,208
Non-U.S.	465	1	—	466	600	3	—	603
Commercial	4,866	45	43	4,868	4,115	20	70	4,065
Total mortgage-backed securities	107,113	803	3,058	104,858	104,628	290	4,149	100,769
U.S. Treasury and government agencies	301,363	1,905	187	303,081	235,495	545	1,261	234,779
Obligations of U.S. states and municipalities	19,233	32	1,618	17,647	18,337	110	534	17,913
Non-U.S. government debt securities	41,183	241	294	41,130	36,655	94	504	36,245
Corporate debt securities	122	1	—	123	71	—	1	70
Asset-backed securities:
Collateralized loan obligations	16,420	45	5	16,460	14,887	59	3	14,943
Other	2,067	21	7	2,081	2,125	17	9	2,133
Unallocated portfolio layer fair value basis adjustments(a)	1,092	(1,092)	—	NA	(1,153)	—	(1,153)	NA
Total available-for-sale securities	488,593	1,956	5,169	485,380	411,045	1,115	5,308	406,852
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	93,232	33	11,272	81,993	97,177	6	13,531	83,652
U.S. Residential	8,058	4	733	7,329	8,605	4	904	7,705
Commercial	7,840	16	287	7,569	8,817	24	389	8,452
Total mortgage-backed securities	109,130	53	12,292	96,891	114,599	34	14,824	99,809
U.S. Treasury and government agencies	108,236	—	8,076	100,160	108,632	—	11,212	97,420
Obligations of U.S. states and municipalities	9,022	2	971	8,053	9,310	32	631	8,711
Asset-backed securities:
Collateralized loan obligations	33,000	41	26	33,015	40,573	84	14	40,643
Other	1,171	1	27	1,145	1,354	2	39	1,317
Total held-to-maturity securities	260,559	97	21,392	239,264	274,468	152	26,720	247,900
Total investment securities, net of allowance for credit losses	$749,152	$2,053	$26,561	$724,644	$685,513	$1,267	$32,028	$654,752
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $1.6 billion and $3.2 billion of HTM securities for the three and six months ended June 30, 2025, respectively, and $555 million and $1.0 billion for the three and six months ended June 30, 2024, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $108 million and $152 million at June 30, 2025 and December 31, 2024, respectively.
(d)Excludes $4.3 billion and $3.7 billion of accrued interest receivable at June 30, 2025 and December 31, 2024, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and six months ended June 30, 2025 and 2024. Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2025 and December 31, 2024. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $3.2 billion and $5.3 billion, at June 30, 2025 and December 31, 2024, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$696	$2	$851	$27	$1,547	$29
Non-U.S.	—	—	27	—	27	—
Commercial	650	2	909	41	1,559	43
Total mortgage-backed securities	1,346	4	1,787	68	3,133	72
Obligations of U.S. states and municipalities	14,060	1,160	2,492	458	16,552	1,618
Non-U.S. government debt securities	6,965	105	4,498	189	11,463	294
Corporate debt securities	92	—	5	—	97	—
Asset-backed securities:
Collateralized loan obligations	1,612	3	190	2	1,802	5
Other	206	1	155	6	361	7
Total available-for-sale securities with gross unrealized losses	$24,281	$1,273	$9,127	$723	$33,408	$1,996

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,505	$6	$925	$44	$2,430	$50
Non-U.S.	—	—	30	—	30	—
Commercial	763	8	1,184	62	1,947	70
Total mortgage-backed securities	2,268	14	2,139	106	4,407	120
Obligations of U.S. states and municipalities	10,037	233	2,412	301	12,449	534
Non-U.S. government debt securities	14,234	234	4,184	270	18,418	504
Corporate debt securities	9	—	30	1	39	1
Asset-backed securities:
Collateralized loan obligations	2	—	375	3	377	3
Other	214	1	200	8	414	9
Total available-for-sale securities with gross unrealized losses	$26,764	$482	$9,340	$689	$36,104	$1,171

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both June 30, 2025 and December 31, 2024, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities as of June 30, 2025 was $108 million, which included the impact of a $17 million reduction in allowance related to a sale of a corporate debt security in the first quarter of 2025. As of June 30, 2024, the allowance for credit losses in investment securities was $177 million.
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Realized gains	$94	$64	$239	$237
Realized losses	(148)	(611)	(330)	(1,150)
Investment securities losses	$(54)	$(547)	$(91)	$(913)
Provision for credit losses	$(10)	$23	$(27)	$49

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2025, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2025 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$1,237	$9,871	$5,075	$90,932	$107,115
Fair value	1,227	9,969	5,126	88,536	104,858
Average yield(a)	3.46%	4.68%	5.20%	4.68%	4.69%
U.S. Treasury and government agencies
Amortized cost	$25,637	$216,412	$53,105	$6,209	$301,363
Fair value	25,649	217,910	53,225	6,297	303,081
Average yield(a)	4.64%	4.46%	4.80%	5.29%	4.55%
Obligations of U.S. states and municipalities
Amortized cost	$1	$14	$93	$19,125	$19,233
Fair value	1	14	92	17,540	17,647
Average yield(a)	3.47%	3.85%	4.35%	5.27%	5.26%
Non-U.S. government debt securities
Amortized cost	$10,038	$16,441	$8,918	$5,786	$41,183
Fair value	10,051	16,526	8,846	5,707	41,130
Average yield(a)	3.74%	4.19%	3.16%	3.92%	3.82%
Corporate debt securities
Amortized cost	$49	$106	$—	$—	$155
Fair value	17	106	—	—	123
Average yield(a)	17.50%	14.52%	—%	—%	15.46%
Asset-backed securities
Amortized cost	$5	$376	$1,152	$16,954	$18,487
Fair value	5	378	1,159	16,999	18,541
Average yield(a)	5.34%	5.76%	5.66%	5.47%	5.49%
Total available-for-sale securities
Amortized cost(b)	$36,967	$243,220	$68,343	$139,006	$487,536
Fair value	36,950	244,903	68,448	135,079	485,380
Average yield(a)	4.38%	4.46%	4.63%	4.85%	4.59%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$356	$8,129	$6,967	$93,722	$109,174
Fair value	347	7,727	6,287	82,530	96,891
Average yield(a)	0.92%	2.60%	2.82%	2.94%	2.90%
U.S. Treasury and government agencies
Amortized cost	$32,483	$29,681	$46,072	$—	$108,236
Fair value	31,931	27,900	40,329	—	100,160
Average yield(a)	0.65%	1.27%	1.27%	—%	1.08%
Obligations of U.S. states and municipalities
Amortized cost	$—	$44	$278	$8,729	$9,051
Fair value	—	40	256	7,757	8,053
Average yield(a)	—%	4.55%	3.09%	3.91%	3.88%
Asset-backed securities
Amortized cost	$—	$155	$21,237	$12,779	$34,171
Fair value	—	155	21,243	12,762	34,160
Average yield(a)	—%	3.58%	4.94%	5.03%	4.97%
Total held-to-maturity securities
Amortized cost(b)	$32,839	$38,009	$74,554	$115,230	$260,632
Fair value	32,278	35,822	68,115	103,049	239,264
Average yield(a)	0.65%	1.57%	2.47%	3.24%	2.45%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $35 million and the portfolio layer fair value hedge basis adjustments of $1.1 billion at June 30, 2025. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $73 million at June 30, 2025.
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2025 and December 31, 2024. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	June 30, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$716,424	$(245,842)	$470,582	$(461,190)	$9,392
Securities borrowed	283,157	(59,181)	223,976	(183,302)	40,674
Liabilities
Securities sold under repurchase agreements	$833,415	$(245,842)	$587,573	$(558,634)	$28,939
Securities loaned and other(a)	75,377	(59,181)	16,196	(16,014)	182

	December 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$607,154	$(312,183)	$294,971	$(282,220)	$12,751
Securities borrowed	267,917	(48,371)	219,546	(170,702)	48,844
Liabilities
Securities sold under repurchase agreements	$603,683	$(312,183)	$291,500	$(249,763)	$41,737
Securities loaned and other(a)	58,989	(48,371)	10,618	(10,557)	61
(a)Includes securities-for-securities lending agreements of $8.9 billion and $5.9 billion at June 30, 2025 and December 31, 2024, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2025 and December 31, 2024, included $7.8 billion and $8.7 billion, respectively, of securities purchased under resale agreements; $36.4 billion and $42.9 billion, respectively, of securities borrowed; $28.2 billion and $40.9 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

The tables below present as of June 30, 2025 and December 31, 2024 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2025		December 31, 2024
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$124,237	$—	$82,645	$—
Residential - nonagency	2,120	—	2,610	—
Commercial - nonagency	2,190	—	2,344	—
U.S. Treasury, GSEs and government agencies	406,093	512	300,022	759
Obligations of U.S. states and municipalities	2,029	—	1,872	—
Non-U.S. government debt	196,113	3,209	117,614	1,852
Corporate debt securities	54,350	3,813	44,495	4,033
Asset-backed securities	6,126	—	4,619	—
Equity securities	40,157	67,843	47,462	52,345
Total	$833,415	$75,377	$603,683	$58,989

	Remaining contractual maturity of the agreements
June 30, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$469,972	$222,980	$41,960	$98,503	$833,415
Total securities loaned and other	70,874	3	2	4,498	75,377

	Remaining contractual maturity of the agreements
December 31, 2024 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$308,392	$171,346	$19,932	$104,013	$603,683
Total securities loaned and other	54,066	1,463	1	3,459	58,989
Transfers not qualifying for sale accounting
At June 30, 2025 and December 31, 2024, the Firm held $936 million and $805 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
(d)The wholesale portfolio segment's classes align with loan classifications as defined by the Federal Reserve Board ("FRB") in effect at each period presented, based on the loan's collateral, purpose, and type of borrower.
(e)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$371,855	$232,943	$740,675	$1,345,473
Held-for-sale	836	—	12,383	13,219
At fair value	21,349	—	31,951	53,300
Total	$394,040	$232,943	$785,009	$1,411,992

December 31, 2024 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$376,334	$232,860	$690,396	$1,299,590
Held-for-sale	945	—	6,103	7,048
At fair value	15,531	—	25,819	41,350
Total	$392,810	$232,860	$722,318	$1,347,988
(a)Excludes $6.6 billion of accrued interest receivables at both June 30, 2025 and December 31, 2024. The Firm wrote off accrued interest receivables of $35 million and $64 million for the three and six months ended June 30, 2025, respectively, and were not material for the three and six months ended June 30, 2024.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2025 and December 31, 2024. Refer to Note 34 of JPMorganChase’s 2024 Form 10-K for more information on the discount associated with First Republic loans.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2025					2024
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$158	(b)(c)	$—	$203	$361	$232	(b)(c)	$—	$193	$425
Sales	—		—	13,365	13,365	4,602		—	10,954	15,556
Retained loans reclassified to held-for-sale(a)	187		—	434	621	182		—	363	545

	2025					2024
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$285	(b)(c)	$—	$333	$618	$356	(b)(c)	$—	$354	$710
Sales	—		—	25,080	25,080	7,966		—	20,536	28,502
Retained loans reclassified to held-for-sale(a)	231		—	787	1,018	1,169		—	548	1,717
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
(c)Excludes purchases of retained loans of $746 million and $80 million for the three months ended June 30, 2025 and 2024, respectively, and $962 million and $284 million for the six months ended June 30, 2025 and 2024, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net gains/(losses) on sales of loans and lending-related commitments (a)	$113	$(36)	$43	$60
(a)Includes $106 million and $(33) million related to loans for the three months ended June 30, 2025 and 2024, respectively, and $36 million and $33 million for the six months ended June 30, 2025 and 2024, respectively.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2025	December 31, 2024
Residential real estate	$305,061	$309,513
Auto and other	66,794	66,821
Total retained loans	$371,855	$376,334
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2025, (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$8,503	$11,583	$15,912	$59,155	$77,025	$116,681	$6,728	$6,688	$302,275
30–149 days past due	—	33	95	290	304	958	34	175	1,889
150 or more days past due	—	3	19	123	88	512	21	131	897
Total retained loans	$8,503	$11,619	$16,026	$59,568	$77,417	$118,151	$6,783	$6,994	$305,061
% of 30+ days past due to total retained loans(b)	—%	0.31%	0.71%	0.69%	0.51%	1.23%	0.81%	4.38%	0.91%
Gross charge-offs	$—	$—	$1	$3	$4	$2	$14	$2	$26

	Term loans by origination year(c)						Revolving loans		Total
As of or for the year ended December 31, 2024, (in millions, except ratios)	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$12,301	$17,280	$61,337	$79,760	$52,289	$70,270	$6,974	$7,088	$307,299
30–149 days past due	13	54	139	110	59	747	53	204	1,379
150 or more days past due	—	11	71	68	49	501	8	127	835
Total retained loans	$12,314	$17,345	$61,547	$79,938	$52,397	$71,518	$7,035	$7,419	$309,513
% of 30+ days past due to total retained loans(b)	0.11%	0.37%	0.34%	0.22%	0.21%	1.72%	0.87%	4.46%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$176	$21	$7	$206
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at June 30, 2025 and December 31, 2024.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at June 30, 2025 and December 31, 2024. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2025	December 31, 2024
Nonaccrual loans(a)(b)(c)(d)	$3,706	$2,984

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$35	$72
Less than 660	6	3
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	134	161
Less than 660	3	5
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,516	4,962
Less than 660	63	73
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	291,229	294,797
Less than 660	8,396	8,534
No FICO/LTV available(h)	679	906
Total retained loans	$305,061	$309,513

Weighted-average LTV ratio(e)(i)	46%	47%
Weighted-average FICO(f)(i)	774	774

Geographic region(h)(j)
California	$118,798	$120,944
New York	46,348	46,854
Florida	21,748	21,820
Texas	14,364	14,531
Massachusetts	13,230	13,511
Colorado	10,418	10,465
Illinois	9,445	9,835
Washington	9,368	9,372
New Jersey	7,415	7,554
Connecticut	6,808	6,854
All other	47,119	47,773
Total retained loans	$305,061	$309,513
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At June 30, 2025, approximately 8% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at June 30, 2025 and December 31, 2024.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $37 million and $42 million and $74 million and $85 million for the three and six months ended June 30, 2025 and 2024, respectively.
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
(h)Included U.S. government-guaranteed loans as of June 30, 2025 and December 31, 2024.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2025.

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
Financial effects of FDMs
For the three and six months ended June 30, 2025, retained residential real estate FDMs were $923 million and $977 million, respectively, which included $887 million and $902 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals. These other-than-insignificant payment deferrals were driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025 who were granted a second 90-day forbearance arrangement. The financial effects of the remaining FDMs, which were in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 15 and 16 years, and reducing the weighted-average contractual interest rate from 7.17% to 5.65% and 7.25% to 5.82% for the three and six months ended June 30, 2025.
For the three and six months ended June 30, 2024, retained residential real estate FDMs were $68 million and $98 million, respectively. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 7 and 10 years, and reducing the weighted-average contractual interest rate from 7.59% to 6.04% and 7.58% to 5.50% for the three and six months ended June 30, 2024.
As of June 30, 2025, additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs were not material, while there were no additional unfunded commitments as of December 31, 2024.
For the three and six months ended June 30, 2025 and 2024, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended June 30, 2025 and 2024

(in millions)	Amortized cost basis
	Twelve months ended June 30,
	2025	2024
Current	$323	$125
30-149 days past due	630	19
150 or more days past due	126	14
Total	$1,079	$158
Defaults of FDMs
Retained residential real estate FDMs that defaulted during the three and six months ended June 30, 2025 and 2024 and were reported as FDMs in the twelve months prior to the default were not material.
Active and suspended foreclosure
At June 30, 2025 and December 31, 2024, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $547 million and $576 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2025, (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$14,637	$21,230	$12,475	$6,896	$4,776	$1,880	$3,752	$173	$65,819
30–119 days past due	84	168	237	205	126	40	33	39	932
120 or more days past due	—	1	2	—	1	3	4	32	43
Total retained loans	$14,721	$21,399	$12,714	$7,101	$4,903	$1,923	$3,789	$244	$66,794
% of 30+ days past due to total retained loans	0.57%	0.79%	1.88%	2.89%	2.57%	2.13%	0.98%	29.10%	1.46%
Gross charge-offs	$76	$130	$131	$86	$40	$48	$—	$3	$514

As of or for the year ended December 31, 2024, (in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,165	$15,953	$9,201	$7,014	$2,895	$624	$3,714	$148	$65,714
30–119 days past due	190	283	259	179	53	23	40	34	1,061
120 or more days past due	1	1	—	5	6	—	3	30	46
Total retained loans	$26,356	$16,237	$9,460	$7,198	$2,954	$647	$3,757	$212	$66,821
% of 30+ days past due to total retained loans	0.72%	1.75%	2.74%	2.50%	1.76%	3.55%	1.14%	30.19%	1.64%
Gross charge-offs	$269	$348	$224	$126	$37	$82	$1	$6	$1,093

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	Total Auto and other
	June 30, 2025	December 31, 2024
Nonaccrual loans(a)(b)	$232	$249

Geographic region(c)
California	$10,303	$10,321
Texas	8,002	7,772
Florida	5,460	5,428
New York	4,869	4,905
Illinois	2,897	2,890
New Jersey	2,439	2,468
Pennsylvania	2,035	2,012
Georgia	1,717	1,716
Arizona	1,642	1,643
North Carolina	1,610	1,597
All other	25,820	26,069
Total retained loans	$66,794	$66,821
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2025 and 2024.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2025.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and six months ended June 30, 2025 and 2024, retained auto and other FDMs were not material.
As of June 30, 2025 and December 31, 2024, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,470	$1,684	$228,154
30–89 days past due and still accruing	2,169	138	2,307
90 or more days past due and still accruing	2,409	73	2,482
Total retained loans	$231,048	$1,895	$232,943
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.98%	11.13%	2.06%
% of 90+ days past due to total retained loans	1.04	3.85	1.07
Gross charge-offs	$4,464	$152	$4,616

As of or for the year ended December 31, 2024 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,532	$1,284	$227,816
30–89 days past due and still accruing	2,291	109	2,400
90 or more days past due and still accruing	2,591	53	2,644
Total retained loans	$231,414	$1,446	$232,860
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.11%	11.20%	2.17%
% of 90+ days past due to total retained loans	1.12	3.67	1.14
Gross charge-offs	$7,951	$247	$8,198
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2025	December 31, 2024
Geographic region(a)
California	$36,331	$36,385
Texas	24,568	24,423
New York	18,551	18,525
Florida	17,300	17,236
Illinois	12,509	12,442
New Jersey	9,652	9,644
Colorado	7,082	6,962
Ohio	6,924	6,976
Pennsylvania	6,490	6,558
Arizona	5,814	5,796
All other	87,722	87,913
Total retained loans	$232,943	$232,860
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.7%	85.5%
Less than 660	15.2	14.3
No FICO available	0.1	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2025.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$462	0.20%	Term extension with a reduction in the weighted average contractual interest rate from 23.12% to 3.45%	$803	0.37%	Term extension with a reduction in the weighted average contractual interest rate from 23.09% to 3.48%
Other(b)(c)	59	0.03	Reduced weighted-average contractual interest rate from 23.10% to 8.01%	64	0.03	Reduced weighted-average contractual interest rate from 22.93% to 8.06%
Total	$521			$867

	Loan modifications
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$259	0.12%	Term extension with a reduction in the weighted average contractual interest rate from 23.89% to 3.04%	$491	0.23%	Term extension with a reduction in the weighted average contractual interest rate from 23.88% to 3.17%
Total	$259			$491
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent the weighted average at the time of modification.
(c)Primarily interest rate reduction.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended June 30, 2025 and 2024.

(in millions)	Amortized cost basis
	Twelve months ended June 30,
	2025	2024
Current and less than 30 days past due and still accruing	$1,135	$701
30-89 days past due and still accruing	102	61
90 or more days past due and still accruing	60	42
Total	$1,297	$804
Defaults of FDMs
Retained credit card FDMs that defaulted during the three and six months ended June 30, 2025 and 2024 and were reported as FDMs in the twelve months prior to the default were not material.
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

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024
Loans by risk ratings
Investment-grade	$114,896	$114,280	$69,537	$70,862	$316,464	$286,528	$500,897	$471,670
Noninvestment-grade:
Noncriticized	38,355	37,422	92,234	83,191	82,649	72,743	213,238	193,356
Criticized performing	9,494	9,291	10,762	10,977	1,805	1,160	22,061	21,428
Criticized nonaccrual	1,477	1,439	2,110	1,760	892	743	4,479	3,942
Total noninvestment-grade	49,326	48,152	105,106	95,928	85,346	74,646	239,778	218,726
Total retained loans	$164,222	$162,432	$174,643	$166,790	$401,810	$361,174	$740,675	$690,396
% of investment-grade to total retained loans	69.96%	70.36%	39.82%	42.49%	78.76%	79.33%	67.63%	68.32%
% of total criticized to total retained loans	6.68	6.61	7.37	7.64	0.67	0.53	3.58	3.67
% of criticized nonaccrual to total retained loans	0.90	0.89	1.21	1.06	0.22	0.21	0.60	0.57
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of June 30, 2025 and December 31, 2024, predominantly consisted of $122.9 billion and $114.8 billion, respectively, to individuals and individual entities; $108.4 billion and $94.0 billion, respectively, to financial institutions; and $107.7 billion and $92.5 billion, respectively, to SPEs. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.

As of or for the six months ended June 30, 2025, (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$6,750	$9,856	$9,689	$23,697	$22,249	$41,460	$1,195	$—	$114,896
Noninvestment-grade	2,896	4,087	5,258	14,582	8,185	12,500	1,724	94	49,326
Total retained loans	$9,646	$13,943	$14,947	$38,279	$30,434	$53,960	$2,919	$94	$164,222
Gross charge-offs	$—	$—	$1	$10	$34	$100	$—	$—	$145

As of or for the year ended December 31, 2024, (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,002	$9,834	$25,284	$22,796	$15,548	$29,488	$1,328	$—	$114,280
Noninvestment-grade	4,238	5,366	14,717	8,567	3,462	10,392	1,317	93	48,152
Total retained loans	$14,240	$15,200	$40,001	$31,363	$19,010	$39,880	$2,645	$93	$162,432
Gross charge-offs	$72	$18	$43	$2	$109	$80	$—	$—	$324

As of or for the six months ended June 30, 2025, (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$8,240	$5,194	$4,192	$5,830	$2,567	$1,575	$41,938	$1	$69,537
Noninvestment-grade	16,021	17,029	9,201	8,297	3,299	1,134	50,019	106	105,106
Total retained loans	$24,261	$22,223	$13,393	$14,127	$5,866	$2,709	$91,957	$107	$174,643
Gross charge-offs	$53	$6	$5	$47	$111	$9	$160	$5	$396

As of or for the year ended December 31, 2024, (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,564	$6,285	$6,588	$3,119	$1,067	$1,139	$41,099	$1	$70,862
Noninvestment-grade	21,251	11,350	10,942	5,322	783	975	45,181	124	95,928
Total retained loans	$32,815	$17,635	$17,530	$8,441	$1,850	$2,114	$86,280	$125	$166,790
Gross charge-offs	$25	$22	$128	$24	$1	$50	$270	$5	$525

As of or for the six months ended June 30, 2025, (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$19,915	$20,275	$15,151	$11,435	$5,775	$13,843	$229,054	$1,016	$316,464
Noninvestment-grade	11,223	7,435	5,685	4,998	2,651	2,589	50,508	257	85,346
Total retained loans	$31,138	$27,710	$20,836	$16,433	$8,426	$16,432	$279,562	$1,273	$401,810
Gross charge-offs	$23	$2	$16	$1	$3	$13	$5	$—	$63

As of or for the year ended December 31, 2024, (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$30,484	$17,039	$13,272	$6,288	$8,632	$7,382	$201,949	$1,482	$286,528
Noninvestment-grade	11,784	7,248	5,918	3,296	1,366	1,886	42,954	194	74,646
Total retained loans	$42,268	$24,287	$19,190	$9,584	$9,998	$9,268	$244,903	$1,676	$361,174
Gross charge-offs	$—	$38	$3	$36	$40	$50	$6	$—	$173
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024
Retained loans secured by real estate	$102,012	$101,114	$62,210	$61,318	$164,222	$162,432
Criticized	4,745	4,700	6,226	6,030	10,971	10,730
% of criticized to total retained loans secured by real estate	4.65%	4.65%	10.01%	9.83%	6.68%	6.61%
Criticized nonaccrual	$373	$337	$1,104	$1,102	$1,477	$1,439
% of criticized nonaccrual loans to total retained loans secured by real estate	0.37%	0.33%	1.77%	1.80%	0.90%	0.89%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024
Loans by geographic distribution(a)
Total U.S.	$160,885	$159,209	$131,795	$127,626	$302,940	$278,077	$595,620	$564,912
Total non-U.S.	3,337	3,223	42,848	39,164	98,870	83,097	145,055	125,484
Total retained loans	$164,222	$162,432	$174,643	$166,790	$401,810	$361,174	$740,675	$690,396
Loan delinquency
Current and less than 30 days past due and still accruing	$162,413	$159,949	$171,693	$164,104	$399,339	$359,191	$733,445	$683,244
30–89 days past due and still accruing	261	918	810	868	1,573	1,152	2,644	2,938
90 or more days past due and still accruing(b)	71	126	30	58	6	88	107	272
Criticized nonaccrual	1,477	1,439	2,110	1,760	892	743	4,479	3,942
Total retained loans	$164,222	$162,432	$174,643	$166,790	$401,810	$361,174	$740,675	$690,396
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024	June 30, 2025	Dec 31, 2024
Nonaccrual loans
With an allowance	$524	$366	$1,839	$1,362	$669	$555	$3,032	$2,283
Without an allowance(a)	953	1,073	271	398	223	188	1,447	1,659
Total nonaccrual loans(b)	$1,477	$1,439	$2,110	$1,760	$892	$743	$4,479	$3,942
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2025 and 2024.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three and six months ended June 30, 2025 and 2024.

	Secured by real estate
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$336	0.20%	Extended loans by a weighted-average of 21 months	$585	0.36%	Extended loans by a weighted-average of 17 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	—	—	NM	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 35 months
Other(a)	—	—	NM	16	0.01	NM
Total	$336			$643
(a)Includes loans with a single modification.

	Secured by real estate
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$27	0.02%	Extended loans by a weighted-average of 5 months	$28	0.02%	Extended loans by a weighted-average of 5 months
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	35	0.02	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest by 185 bps	48	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Other(a)	—	—	NM	1	—	NM
Total	$62			$77
(a)Includes loans with a single modification.

	Commercial and industrial
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$624	0.36%	Extended loans by a weighted-average of 16 months	$835	0.48%	Extended loans by a weighted-average of 19 months
Other-than-insignificant payment deferral	172	0.10	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period	418	0.24	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral, interest rate reduction and term extension	90	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1076 bps and extended loans by a weighted-average of 15 months	90	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1076 bps and extended loans by a weighted-average of 15 months
Interest rate reduction and term extension	82	0.05	Reduced weighted-average contractual interest by 655 bps and extended loans by a weighted-average of 26 months	82	0.05	Reduced weighted-average contractual interest by 652 bps and extended loans by a weighted-average of 26 months
Other-than-insignificant payment deferral and term extension	47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 26 months	47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 26 months
Other(a)	15	0.01	NM	15	0.01	NM
Total	$1,030			$1,487
(a)Includes loans with a single and multiple modifications.

	Commercial and industrial
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$460	0.28%	Extended loans by a weighted-average of 12 months	$754	0.45%	Extended loans by a weighted-average of 13 months
Other-than-insignificant payment deferral	162	0.10	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	166	0.10	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	20	0.01	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 19 months	115	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 20 months
Other(a)	2	—	NM	6	—	NM
Total	$644			$1,041
(a)Includes loans with both single and multiple modifications.

	Other
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$109	0.03%	Extended loans by a weighted-average of 6 months	$140	0.03%	Extended loans by a weighted-average of 9 months
Other(a)	3	—	NM	3	—	NM
Total	$112			$143
(a)Includes a loan with multiple modifications.

	Other
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$19	0.01%	Extended loans by a weighted-average of 7 months	$29	0.01%	Extended loans by a weighted-average of 11 months
Other(a)	15	—	NM	15	—	NM
Total	$34			$44
(a)Includes loans with both single and multiple modifications.

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended June 30, 2025 and 2024.

	Amortized cost basis
	Twelve months ended June 30, 2025			Twelve months ended June 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$585	$1,612	$320	$74	$1,271	$134
30-89 days past due and still accruing	—	9	—	1	79	—
90 or more days past due and still accruing	2	2	—	—	—	—
Criticized nonaccrual	288	689	40	70	425	208
Total	$875	$2,312	$360	$145	$1,775	$342
Defaults of FDMs
The following table provides information on retained wholesale FDMs that defaulted in the three and six months ended June 30, 2025 and 2024 that were reported as FDMs in the twelve months prior to the default.

	Amortized cost basis
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$21	$40	$4	$21	$49	$12
Other-than-insignificant payment deferral	—	4	—	—	4	—
Interest rate reduction and term extension	—	—	—	—	4	—
Total(a)	$21	$44	$4	$21	$57	$12

	Amortized cost basis
	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$1	$110	$9	$6	$111	$11
Other-than-insignificant payment deferral	—	23	—	—	23	—
Other than insignificant payment deferral and term extension	—	20	—	—	20	—
Interest rate reduction and term extension	3	1	—	3	2	—
Total(a)	$4	$154	$9	$9	$156	$11
(a)Represents FDMs that were 30 days or more past due.
As of June 30, 2025 and December 31, 2024, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $1.9 billion and $1.8 billion, respectively, in Commercial and industrial, and zero and $69 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

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

	2025				2024
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	540	4,616	604	5,760	661	3,998	448	5,107
Gross recoveries collected	(248)	(698)	(72)	(1,018)	(343)	(482)	(95)	(920)
Net charge-offs/(recoveries)	292	3,918	532	4,742	318	3,516	353	4,187
Provision for loan losses	334	4,319	691	5,344	204	4,266	288	4,758
Other	—	—	6	6	1	—	(1)	—
Ending balance at June 30,	$1,849	$15,001	$8,103	$24,953	$1,743	$13,200	$8,048	$22,991
Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	1	—	830	831	17	—	77	94
Other	—	—	—	—	—	—	—	—
Ending balance at June 30,	$83	$—	$2,849	$2,932	$92	$—	$1,976	$2,068
Total allowance for investment securities	NA	NA	NA	108	NA	NA	NA	177
Total allowance for credit losses(a)	$1,932	$15,001	$10,952	$27,993	$1,835	$13,200	$10,024	$25,236
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(683)	$—	$781	$98	$(856)	$—	$562	$(294)
Portfolio-based	2,532	15,001	7,322	24,855	2,599	13,200	7,486	23,285
Total allowance for loan losses	$1,849	$15,001	$8,103	$24,953	$1,743	$13,200	$8,048	$22,991

Loans by impairment methodology
Asset-specific(b)	$2,895	$—	$4,519	$7,414	$3,034	$—	$3,283	$6,317
Portfolio-based	368,960	232,943	736,156	1,338,059	379,761	216,100	670,869	1,266,730
Total retained loans	$371,855	$232,943	$740,675	$1,345,473	$382,795	$216,100	$674,152	$1,273,047
Collateral-dependent loans
Net charge-offs	$(5)	$—	$108	$103	$3	$—	$134	$137
Loans measured at fair value of collateral less cost to sell	2,754	—	1,763	4,517	2,978	—	1,341	4,319
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$167	$167	$—	$—	$107	$107
Portfolio-based	83	—	2,682	2,765	92	—	1,869	1,961
Total allowance for lending-related commitments(c)	$83	$—	$2,849	$2,932	$92	$—	$1,976	$2,068
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$922	$922	$—	$—	$541	$541
Portfolio-based(d)	26,390	321	534,556	561,267	27,375	—	511,857	539,232
Total lending-related commitments	$26,390	$321	$535,478	$562,189	$27,375	$—	$512,398	$539,773
(a)At June 30, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $288 million and $278 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At June 30, 2025 and 2024, lending-related commitments excluded $20.7 billion and $19.8 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.0 trillion and $964.7 billion, respectively, for the credit card portfolio segment; and $24.2 billion and $32.6 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2025 was $28.3 billion, reflecting a net addition of $1.4 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$1.0 billion in wholesale, predominantly driven by changes in credit quality of client-specific exposures, the impact of new lending-related commitments, as well as the impact of changes in the Firm's weighted-average macroeconomic outlook, and
•$444 million in consumer, predominantly driven by Card Services, reflecting loan growth and the impact of changes in the Firm's weighted-average macroeconomic outlook.
As of December 31, 2024, the Firm's qualitative adjustments and its weighted-average macroeconomic outlook included additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment. In the first quarter of 2025, the Firm further increased the weight placed on the adverse scenarios, and in the second quarter, the Firm partially reduced the increase in weight implemented in the first quarter.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.9% in the second quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.0% lower than the central case at the end of the fourth quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2025
	4Q25	2Q26	4Q26
U.S. unemployment rate(a)	4.6%	4.8%	4.5%
YoY growth in U.S. real GDP(b)	0.6%	1.0%	2.1%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 85-88 for further information on the allowance for credit losses and related management judgments.

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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	160
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	160–162
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	160–162
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	162
	Municipal bond vehicles	Financing of municipal bond investments	162
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 163–164 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 166 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$76,777	$583	$57,553	$995	$1,901	$716	$3,612
Subprime	9,046	—	1,940	39	16	—	55
Commercial and other(b)	197,239	229	137,642	742	5,886	1,069	7,697
Total	$283,062	$812	$197,135	$1,776	$7,803	$1,785	$11,364

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$71,085	$615	$50,846	$613	$1,850	$614	$3,077
Subprime	8,824	—	1,847	44	19	—	63
Commercial and other(b)	186,293	243	125,510	530	5,768	1,074	7,372
Total	$266,202	$858	$178,203	$1,187	$7,637	$1,688	$10,512
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $172 million and $256 million at June 30, 2025 and December 31, 2024, respectively, and subordinated securities of $81 million and $49 million at June 30, 2025 and December 31, 2024, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of June 30, 2025 and December 31, 2024, 78% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.2 billion and $2.9 billion of investment-grade retained interests at June 30, 2025 and December 31, 2024, respectively, and $367 million and $216 million of noninvestment-grade retained interests at June 30, 2025 and December 31, 2024, respectively. The retained interests in commercial and other securitization trusts consisted of $6.6 billion and $6.0 billion of investment-grade retained interests at June 30, 2025 and December 31, 2024, respectively, and $1.0 billion and $1.4 billion of noninvestment-grade retained interests at June 30, 2025 and December 31, 2024, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Transfers of securities to VIEs
U.S. GSEs and government agencies	$4,708	$12,772	$10,198	$21,178
The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2025 and 2024, and retained interests in any such Firm-sponsored VIEs as of June 30, 2025 and December 31, 2024 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2025	December 31, 2024
U.S. GSEs and government agencies
Interest in VIEs	$2,866	$3,219
As of June 30, 2025 and December 31, 2024, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of June 30, 2025, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2024, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.2 billion and $2.9 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2025 and December 31, 2024, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $11.4 billion and $10.3 billion at June 30, 2025 and December 31, 2024, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2025 and December 31, 2024.

	Assets					Liabilities
June 30, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,596		$161	$12,757	$5,374	$11	$5,385
Firm-administered multi-seller conduits	—	20,666		129	20,795	18,495	35	18,530
Municipal bond vehicles	3,446	—		18	3,464	3,678	11	3,689
Mortgage securitization entities(a)	2	596		10	608	111	43	154
Other	695	4,576	(b)	314	5,585	42	368	410
Total	$4,143	$38,434		$632	$43,209	$27,700	$468	$28,168

	Assets					Liabilities
December 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,531		$168	$13,699	$5,312	$10	$5,322
Firm-administered multi-seller conduits	1	20,383		133	20,517	18,228	26	18,254
Municipal bond vehicles	3,388	—		22	3,410	3,617	15	3,632
Mortgage securitization entities(a)	—	630		8	638	115	48	163
Other	496	1,966	(b)	350	2,812	51	355	406
Total	$3,885	$36,510		$681	$41,076	$27,323	$454	$27,777
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.5 billion at both June 30, 2025 and December 31, 2024.
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

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At June 30, 2025 and December 31, 2024, the maximum loss exposure, represented by equity investments and funding commitments, was $35.0 billion and $35.2 billion, of which $14.5 billion and $15.0 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$31,833	$30,498	$31,833	$30,498
Tax credits and other tax benefits(b)	1,441	1,521	2,799	2,787
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,048)	(1,135)	(2,030)	(2,151)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	48	20	79	68
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at June 30, 2025 and December 31, 2024 was $6.8 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at June 30, 2025 and December 31, 2024 was $9.1 billion and $8.1 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2025 and 2024, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$6,430	$2,006	$4,471	$4,886	$10,954	$4,840	$9,393	$7,244
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$6,539	$2,014	$4,310	$4,784	$11,204	$4,863	$9,141	$7,108
Servicing fees collected	9	10	6	8	17	21	12	11
Cash flows received on interests	184	147	92	165	304	426	162	295
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Carrying value of loans sold	$5,900	$6,630	$14,514	$11,166
Proceeds received from loan sales as cash	140	60	778	366
Proceeds from loan sales as securities(a)(b)	5,693	6,499	13,586	10,691
Total proceeds received from loan sales(c)	$5,833	$6,559	$14,364	$11,057
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2025 and December 31, 2024. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	June 30, 2025	December 31, 2024
Loans repurchased or option to repurchase(a)	$731	$577
Real estate owned	3	6
Foreclosed government-guaranteed residential mortgage loans(b)	9	10
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2025 and December 31, 2024. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$57,553	$50,846	$637	$501	$2	$5	$5	$7
Subprime	1,940	1,847	97	113	(1)	—	—	1
Commercial and other	137,642	125,510	1,772	1,715	61	13	121	19
Total loans securitized	$197,135	$178,203	$2,506	$2,329	$62	$18	$126	$27

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	June 30, 2025	December 31, 2024
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,259	11,236
Asset & Wealth Management	8,617	8,521
Corporate	755	692
Total goodwill	$52,747	$52,565
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$52,621	$52,636	$52,565	$52,634
Changes during the period from:
Business combinations	—	(5)	—	29
Other(a)	126	(11)	182	(43)
Balance at June 30,	$52,747	$52,620	$52,747	$52,620
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
As of June 30, 2025, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of June 30, 2025 or December 31, 2024, nor was goodwill written off due to impairment during the six months ended June 30, 2025 or 2024.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2025 and 2024.

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2025	2024		2025	2024
Fair value at beginning of period	$9,127	$8,605		$9,121	$8,522
MSR activity:
Originations of MSRs	84	95		195	153
Purchase of MSRs(a)	1	323		280	325
Disposition of MSRs	3	(32)	(e)	7	(27)	(e)
Net additions/(dispositions)	88	386		482	451
Changes due to collection/realization of expected cash flows	(272)	(263)		(533)	(523)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	59	117		(41)	385
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	—		1	7
Discount rates	(1)	—		(1)	—
Prepayment model changes and other(c)	(5)	2		(33)	5
Total changes in valuation due to other inputs and assumptions	(6)	2		(33)	12
Total changes in valuation due to inputs and assumptions	53	119		(74)	397
Fair value at June 30,	$8,996	$8,847		$8,996	$8,847
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30,	$53	$119		$(74)	$397
Contractual service fees, late fees and other ancillary fees included in income	412	395		814	794
Third-party mortgage loans serviced at June 30, (in billions)	658	644		658	644
Servicer advances, net of an allowance for uncollectible amounts, at June 30(d)	440	524		440	524
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
CCB mortgage fees and related income
Production revenue	$151	$157	$261	$287

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	420	412	824	817
Changes in MSR asset fair value due to collection/realization of expected cash flows	(271)	(262)	(531)	(522)
Total operating revenue	149	150	293	295
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	59	117	(41)	385
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(6)	2	(33)	12
Changes in derivative fair value and other	(6)	(80)	130	(359)
Total risk management	47	39	56	38
Total net mortgage servicing revenue	196	189	349	333
Total CCB mortgage fees and related income	347	346	610	620
All other	16	2	31	3
Mortgage fees and related income	$363	$348	$641	$623
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2025 and December 31, 2024, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2025	Dec 31, 2024
Weighted-average prepayment speed assumption (constant prepayment rate)	6.88%	6.19%
Impact on fair value of 10% adverse change	$(180)	$(209)
Impact on fair value of 20% adverse change	(351)	(406)
Weighted-average option adjusted spread(a)	6.10%	5.97%
Impact on fair value of a 100 basis point adverse change	$(383)	$(391)
Impact on fair value of a 200 basis point adverse change	(735)	(751)
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
As of June 30, 2025 and December 31, 2024, the net carrying values of other intangible assets consisted of finite-lived intangible assets of $1.5 billion and $1.7 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion at both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2024 Form 10-K for further information on deposits.
As of June 30, 2025 and December 31, 2024, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	June 30, 2025	December 31, 2024
U.S. offices
Noninterest-bearing (included $37,833 and $28,904 at fair value)(a)	$591,177	$592,500
Interest-bearing (included $1,228 and $1,101 at fair value)(a)	1,441,905	1,345,914
Total deposits in U.S. offices	2,033,082	1,938,414
Non-U.S. offices
Noninterest-bearing (included $2,098 and $2,255 at fair value)(a)	29,976	26,806
Interest-bearing (included $476 and $1,508 at fair value)(a)	499,322	440,812
Total deposits in non-U.S. offices	529,298	467,618
Total deposits	$2,562,380	$2,406,032
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of June 30, 2025 and December 31, 2024, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	June 30, 2025	December 31, 2024
U.S. offices	$150,289	$149,239
Non-U.S. offices(a)	92,869	92,639
Total	$243,158	$241,878
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of June 30, 2025, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending June 30 were as follows:

June 30, (in millions)
	U.S.	Non-U.S.	Total
2026	$222,209	$89,597	$311,806
2027	660	119	779
2028	422	3	425
2029	465	14	479
2030	376	908	1,284
After 5 years	164	130	294
Total	$224,296	$90,771	$315,067
Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2024 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2025, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	June 30, 2025	December 31, 2024
Right-of-use assets	$8,872	$8,494
Lease liabilities	9,299	8,900
The Firm’s net rental expense was $579 million and $556 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2025 and 2024, respectively.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease income	$901	$689	$1,730	$1,361
Depreciation expense	583	438	1,088	874

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2024 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of June 30, 2025 and December 31, 2024, and the quarterly dividend declarations for the three and six months ended June 30, 2025 and 2024.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at June 30, 2025	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Issue date				Three months ended June 30,				Six months ended June 30,
									2025		2024		2025		2024
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75		$143.75		$287.50		$287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00		150.00		300.00		300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75		118.75		237.50		237.50
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75		113.75		227.50		227.50
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63		115.63		231.26		231.26
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00		105.00		210.00		210.00
Fixed-to-floating rate:
Series Q	—	—	—	—	4/23/2013	—	5/1/2023	SOFR + 3.25	—		—		—		220.45
Series R	—	—	—	—	7/29/2013	—	8/1/2023	SOFR + 3.30	—		—		—		221.70
Series S	—	—	—	—	1/22/2014	—	2/1/2024	SOFR + 3.78	—		—		—		233.70	(f)
Series U	—	—	—	—	3/10/2014	—	4/30/2024	SOFR + 3.33	—		—		—		153.13
Series X	—	—	—	—	9/23/2014	—	10/1/2024	SOFR + 3.33	—		152.50		—		305.00
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	181.89		208.75		354.25		412.45
Series FF	—	—	—	—	7/31/2019	—	8/1/2024	SOFR + 3.38	—		125.00		—		250.00
Series HH	—	300,000	—	3,000	1/23/2020	—	2/1/2025	SOFR + 3.125	—		115.00		—		230.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	178.02	(d)	100.00		278.02	(d)	200.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25		91.25		182.50		182.50
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88		150.87	(e)	343.76		150.87	(e)
Series OO	300,000	NA	2,995	NA	2/4/2025	6.500	4/1/2030	CMT + 2.152	162.50		NA		265.42	(e)	NA
Total preferred stock	2,005,375	2,005,375	$20,045	$20,050
(a)Represented by depositary shares.
(b)Each series of fixed-to-floating rate preferred stock converts to a floating rate at the earliest redemption date.
(c)References in the table to “SOFR” mean a floating annualized rate equal to three-month term SOFR (plus, in the case of the Series CC preferred stock, a spread adjustment of 0.26% per annum) plus the spreads noted. References to “CMT” mean a floating annualized rate equal to the five-year Constant Maturity Treasury (“CMT”) rate plus the spreads noted.
(d)The dividend rate for Series II preferred stock became floating and payable quarterly starting on April 1, 2025; prior to which the dividend rate was fixed at 4.00% or $200.00 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on April 1, 2025 was three-month term SOFR plus the spread of 2.745%.
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
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.2 billion at June 30, 2025.
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

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2024 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic earnings per share
Net income	$14,987	$18,149	$29,630	$31,568
Less: Preferred stock dividends	282	317	537	714
Net income applicable to common equity	14,705	17,832	29,093	30,854
Less: Dividends and undistributed earnings allocated to participating securities	75	114	145	193
Net income applicable to common stockholders	$14,630	$17,718	$28,948	$30,661

Total weighted-average basic shares outstanding	2,788.7	2,889.8	2,804.0	2,899.1
Net income per share	$5.25	$6.13	$10.32	$10.58

Diluted earnings per share
Net income applicable to common stockholders	$14,630	$17,718	$28,948	$30,661
Total weighted-average basic shares outstanding	2,788.7	2,889.8	2,804.0	2,899.1
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.0	5.1	4.9	4.8
Total weighted-average diluted shares outstanding	2,793.7	2,894.9	2,809.0	2,903.9
Net income per share	$5.24	$6.12	$10.31	$10.56

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

As of or for the three months ended June 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2025	$(2,877)		$(1,585)	$(193)	$(3,140)	$(1,157)	$(159)	$(9,111)
Net change	(188)		868	(8)	1,529	(28)	(305)	1,868
Balance at June 30, 2025	$(3,065)	(a)	$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)

As of or for the three months ended June 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2024	$(3,602)		$(1,420)	$(155)	$(4,821)	$(1,052)	$(589)	$(11,639)
Net change	108		(156)	8	(22)	(3)	366	301
Balance at June 30, 2024	$(3,494)	(a)	$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)

As of or for the six months ended June 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	765		1,357	20	3,203	(44)	(88)	5,213
Balance at June 30, 2025	$(3,065)	(a)	$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)

As of or for the six months ended June 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	249		(360)	(13)	(911)	23	117	(895)
Balance at June 30, 2024	$(3,494)	(a)	$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)
(a)Included after-tax net unamortized unrealized gains/(losses) of $(625) million and $(725) million as of June 30, 2025 and 2024, respectively, related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2025			2024
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(301)	$72	$(229)	$(405)	$99	$(306)
Reclassification adjustment for realized (gains)/losses included in net income(a)	54	(13)	41	547	(133)	414
Net change	(247)	59	(188)	142	(34)	108
Translation adjustments(b):
Translation	4,231	(173)	4,058	(929)	50	(879)
Hedges	(4,213)	1,023	(3,190)	952	(229)	723
Net change	18	850	868	23	(179)	(156)
Fair value hedges, net change(c)	(10)	2	(8)	11	(3)	8
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	1,422	(344)	1,078	(683)	165	(518)
Reclassification adjustment for realized (gains)/losses included in net income(d)	592	(141)	451	655	(159)	496
Net change	2,014	(485)	1,529	(28)	6	(22)
Defined benefit pension and OPEB plans, net change	(36)	8	(28)	(2)	(1)	(3)
DVA on fair value option elected liabilities, net change	(401)	96	(305)	485	(119)	366
Total other comprehensive income/(loss)	$1,338	$530	$1,868	$631	$(330)	$301

	2025			2024
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$919	$(223)	$696	$(586)	$143	$(443)
Reclassification adjustment for realized (gains)/losses included in net income(a)	91	(22)	69	913	(221)	692
Net change	1,010	(245)	765	327	(78)	249
Translation adjustments(b):
Translation	6,442	(278)	6,164	(2,294)	118	(2,176)
Hedges	(6,347)	1,540	(4,807)	2,394	(578)	1,816
Net change	95	1,262	1,357	100	(460)	(360)
Fair value hedges, net change(c)	27	(7)	20	(16)	3	(13)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	3,009	(727)	2,282	(2,445)	591	(1,854)
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,213	(292)	921	1,244	(301)	943
Net change	4,222	(1,019)	3,203	(1,201)	290	(911)
Defined benefit pension and OPEB plans, net change	(55)	11	(44)	34	(11)	23
DVA on fair value option elected liabilities, net change	(115)	27	(88)	158	(41)	117
Total other comprehensive income/(loss)	$5,184	$29	$5,213	$(598)	$(297)	$(895)
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Firm reclassified a net pre-tax gain of $1 million to other income, of which $10 million related to net investment hedges.
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
The Firm is also subject to rules and regulations established by U.S. and non-U.S. regulators. As part of its compliance with the respective regulatory requirements, the Firm’s broker-dealer activities are subject to certain restrictions on cash and other assets.
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2025	December 31, 2024
Segregated for the benefit of securities and cleared derivative customers	$16.5	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	10.1	8.8
Total restricted cash(a)	$26.6	$27.5
(a)Comprises $25.3 billion and $26.1 billion in deposits with banks, and $1.3 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Also, as of June 30, 2025 and December 31, 2024, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $41.5 billion and $40.7 billion, respectively.
•Securities with a fair value of $26.9 billion and $26.8 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2025 and December 31, 2024.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2025 and December 31, 2024.

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

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of June 30, 2025 and December 31, 2024, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2025 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$283,854	$282,306	$283,854		$282,306
Tier 1 capital	303,189	282,311	303,189		282,311
Total capital	335,307	303,779	320,809	(b)	289,365	(b)
Risk-weighted assets	1,882,718	1,812,986	1,873,142	(b)	1,694,749	(b)
CET1 capital ratio	15.1%	15.6%	15.2%		16.7%
Tier 1 capital ratio	16.1	15.6	16.2		16.7
Total capital ratio	17.8	16.8	17.1		17.1

December 31, 2024 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$275,513	$275,732	$275,513		$275,732
Tier 1 capital	294,881	275,737	294,881		275,737
Total capital	325,589	296,041	311,898	(b)	282,328	(b)
Risk-weighted assets	1,757,460	1,718,777	1,740,429	(b)	1,594,072	(b)
CET1 capital ratio	15.7%	16.0%	15.8%		17.3%
Tier 1 capital ratio	16.8	16.0	16.9		17.3
Total capital ratio	18.5	17.2	17.9		17.7
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

Three months ended (in millions, except ratios)	June 30, 2025		December 31, 2024
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,382,220	$3,649,013	$4,070,499	$3,491,283
Tier 1 leverage ratio	6.9%	7.7%	7.2%	7.9%
Total leverage exposure	$5,161,360	$4,418,464	$4,837,568	$4,246,516
SLR	5.9%	6.4%	6.1%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2025 and December 31, 2024. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	June 30, 2025					Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$14,512	$6,597	$4,058	$6,769	$31,936	$30,349	$408	$534
Auto and other	11,346	1	4	3,777	15,128	14,495	11	37
Total consumer, excluding credit card	25,858	6,598	4,062	10,546	47,064	44,844	419	571
Credit card(b)	1,050,275	—	—	—	1,050,275	1,001,311	—	—
Total consumer(c)	1,076,133	6,598	4,062	10,546	1,097,339	1,046,155	419	571
Wholesale:
Other unfunded commitments to extend credit(d)	112,561	187,746	201,445	24,933	526,685	498,437	3,230	2,608
Standby letters of credit and other financial guarantees(d)	15,793	8,108	4,202	534	28,637	28,676	674	473
Other letters of credit(d)	3,786	295	11	240	4,332	4,354	16	37
Total wholesale(c)	132,140	196,149	205,658	25,707	559,654	531,467	3,920	3,118
Total lending-related	$1,208,273	$202,747	$209,720	$36,253	$1,656,993	$1,577,622	$4,339	$3,689
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$366,566	$—	$—	$—	$366,566	$310,046	$—	$—
Derivatives qualifying as guarantees	1,550	86	9,699	37,085	48,420	49,628	9	113
Unsettled resale and securities borrowed agreements	154,920	1,207	1,250	—	157,377	115,939	1	2
Unsettled repurchase and securities loaned agreements	99,797	587	—	—	100,384	66,986	—	(2)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	46	45
Loans sold with recourse	NA	NA	NA	NA	1,697	1,189	19	23
Exchange & clearing house guarantees and commitments(f)	243,239	NA	NA	NA	243,239	401,486	—	—
Other guarantees and commitments(g)	10,770	1,002	458	774	13,004	12,396	27	28
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of June 30, 2025 and December 31, 2024, reflected the contractual amount net of risk participations totaling $155 million and $85 million, respectively, for other unfunded commitments to extend credit; $9.5 billion at both periods for standby letters of credit and other financial guarantees; $699 million and $556 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of June 30, 2025 and December 31, 2024, collateral held by the Firm in support of securities lending indemnification agreements was $388.5 billion and $328.7 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of June 30, 2025 and December 31, 2024, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of June 30, 2025 and December 31, 2024, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, and unfunded commitments related to certain tax-oriented equity investments.
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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2025 and December 31, 2024.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2025		December 31, 2024
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,946	$2,875	$20,443	$3,380
Noninvestment-grade(a)	8,691	1,457	8,233	974
Total contractual amount	$28,637	$4,332	$28,676	$4,354

Allowance for lending-related commitments	$236	$16	$94	$37
Guarantee liability	438	—	379	—
Total carrying value	$674	$16	$473	$37
Commitments with collateral	$16,629	$303	$16,805	$357
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2025 and December 31, 2024.

(in millions)	June 30, 2025	December 31, 2024
Notional amounts
Derivative guarantees	$48,420	$49,628
Stable value contracts with contractually limited exposure	34,903	32,939
Maximum exposure of stable value contracts with contractually limited exposure	1,305	1,740
Fair value
Derivative payables	9	113
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	June 30, 2025	December 31, 2024
Assets that may be sold or repledged or otherwise used by secured parties	$235.8	$152.5
Assets that may not be sold or repledged or otherwise used by secured parties	390.1	297.9
Assets pledged at Federal Reserve banks and FHLBs	714.6	724.0
Total pledged assets	$1,340.5	$1,174.4
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2025	December 31, 2024
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,726.4	$1,544.0
Collateral sold, repledged, delivered or otherwise used	1,350.2	1,210.7

Note 24 – Litigation
Contingencies
As of June 30, 2025, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.1 billion at June 30, 2025. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and
Mastercard, as well as against the Firm and other banks. While some of those actions remain pending, the defendants have reached settlements with the merchants who opted out representing over 80% of the combined Mastercard-branded and Visa-branded payment card sales volume. A number of these actions are pending in the United States District Court for the Southern District of New York, and that court has scheduled a trial of the claims brought by several merchants to begin in April 2026.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the United States District Court for the Southern District of New York granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. The Firm has obtained dismissal of certain actions and resolved certain other actions, and as to all remaining actions has moved for summary judgment. In addition, a lawsuit filed by a group of individual plaintiffs asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards was dismissed in October 2023 and affirmed on appeal by the United States Court of Appeals for the Ninth Circuit in December 2024. In June 2025, the United States Supreme Court denied these plaintiffs’ petition for certiorari. The Firm has resolved all non-U.S. dollar LIBOR actions.
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. Russian courts have entered judgment against the Firm in a number of claims, including one for $439 million, and a judgment has been executed against assets held onshore by the Firm in Russia. The total amount of the judgments exceeds the total amount of available assets that the Firm holds in Russia. Russian courts have nevertheless allowed plaintiffs to withhold dividends due to the Firm’s clients for the purpose of satisfying judgments, which the Firm is opposing as unlawful. The Firm continues to appeal the Russian courts' decisions, and judgments may not be executed while on appeal. Russian courts have also ordered interim freezes of Firm assets in Russia (including, among other things, funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination of certain underlying claims against the Firm. The Firm has challenged claims being pursued in the Russian courts and related freeze orders in other jurisdictions provided for by the parties’ contractual forum selections. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full, and certain client assets could also be seized, or the Firm could be prevented from complying with its obligations.
Shareholder Litigation. A shareholder derivative action purporting to act on behalf of the Firm is pending in the United States District Court for the Eastern District of New York against the Firm, its Board of Directors and certain of its current and former officers relating to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct which were the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020. Defendants have moved to dismiss the complaint.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $118 million and $317 million for the three months ended June 30, 2025 and 2024, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
As a result of lower average interest rates in the current year, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year.
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

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2025 and 2024, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$4,452	$3,996	$13,792	$12,744	$4,073	$3,633
Net interest income	14,395	13,705	5,743	5,173	1,687	1,619
Total net revenue	18,847	17,701	19,535	17,917	5,760	5,252
Provision for credit losses	2,082	2,643	696	384	46	20
Compensation expense(b)	4,336	4,240	5,014	4,752	2,112	1,960
Noncompensation expense(c)(d)	5,522	5,185	4,627	4,414	1,621	1,583
Total noninterest expense	9,858	9,425	9,641	9,166	3,733	3,543
Income/(loss) before income tax expense/(benefit)	6,907	5,633	9,198	8,367	1,981	1,689
Income tax expense/(benefit)	1,738	1,423	2,548	2,470	508	426
Net income	$5,169	$4,210	$6,650	$5,897	$1,473	$1,263
Average equity	$56,000	$54,500	$149,500	$132,000	$16,000	$15,500
Total assets	652,379	638,493	2,260,825	1,939,038	268,966	247,353
ROE	36%	30%	17%	17%	36%	32%
Overhead ratio	52	53	49	51	65	67

As of or for the three months ended June 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2025		2024		2025	2024	2025		2024
Noninterest revenue	$49		$7,758	(f)	$(663)	$(677)	$21,703	(f)	$27,454
Net interest income	1,489		2,364		(105)	(115)	23,209		22,746
Total net revenue	1,538		10,122		(768)	(792)	44,912		50,200
Provision for credit losses	25		5		—	—	2,849		3,052
Total noninterest expense(d)	547		1,579	(g)	—	—	23,779	(g)	23,713
Income/(loss) before income tax expense/(benefit)	966		8,538		(768)	(792)	18,284		23,435
Income tax expense/(benefit)	(729)	(e)	1,759		(768)	(792)	3,297		5,286
Net income	$1,695		$6,779		$—	$—	$14,987		$18,149
Average equity	$108,297		$106,763		NA	NA	$329,797		$308,763
Total assets	1,370,312		1,318,119		NA	NA	4,552,482		4,143,003
ROE	NM		NM		NM	NM	18%		23%
Overhead ratio	NM		NM		NM	NM	53		47

As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$8,623	$7,941	$27,614	$24,905	$8,066	$7,147
Net interest income	28,537	27,413	11,587	10,596	3,425	3,214
Total net revenue	37,160	35,354	39,201	35,501	11,491	10,361
Provision for credit losses	4,711	4,556	1,401	385	36	(37)
Compensation expense(b)	8,784	8,469	10,344	9,648	4,208	3,932
Noncompensation expense(c)(d)	10,931	10,253	9,139	8,242	3,238	3,071
Noninterest expense	19,715	18,722	19,483	17,890	7,446	7,003
Income/(loss) before income tax expense/(benefit)	12,734	12,076	18,317	17,226	4,009	3,395
Income tax expense/(benefit)	3,140	3,035	4,725	4,707	953	842
Net income	$9,594	$9,041	$13,592	$12,519	$3,056	$2,553
Average equity	$56,000	$54,500	$149,500	$132,000	$16,000	$15,500
Total assets	652,379	638,493	2,260,825	1,939,038	268,966	247,353
ROE	34%	33%	18%	18%	38%	32%
Overhead ratio	53	53	50	50	65	68

As of or for the six months ended June 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2025		2024		2025	2024	2025		2024
Noninterest revenue	$702		$7,483	(f)	$(1,265)	$(1,170)	$43,740	(f)	$46,306
Net interest income	3,140		4,841		(207)	(236)	46,482		45,828
Total net revenue	3,842		12,324		(1,472)	(1,406)	90,222		92,134
Provision for credit losses	6		32		—	—	6,154		4,936
Noninterest expense	732		2,855	(g)	—	—	47,376	(g)	46,470
Income/(loss) before income tax expense/(benefit)	3,104		9,437		(1,472)	(1,406)	36,692		40,728
Income tax expense/(benefit)	(284)	(e)	1,982		(1,472)	(1,406)	7,062		9,160
Net income	$3,388		$7,455		$—	$—	$29,630		$31,568
Average equity	$105,586		$102,519		NA	NA	$327,086		$304,519
Total assets	1,370,312		1,318,119		NA	NA	4,552,482		4,143,003
ROE	NM		NM		NM	NM	18%		20%
Overhead ratio	NM		NM		NM	NM	53		50
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
(e)Included a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
(f)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
(g)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2025, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 5, 2025

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$405,213	$3,395	3.36%		$512,150	$6,059	4.76%
Federal funds sold and securities purchased under resale agreements	432,714	4,578	4.24		370,817	4,821	5.23
Securities borrowed	234,024	2,211	3.79		195,877	2,177	4.47
Trading assets – debt instruments	562,967	6,309	4.50		452,933	5,005	4.44
Taxable securities	701,196	6,679	3.82		552,909	5,124	3.73
Nontaxable securities(a)	26,455	314	4.76		27,135	349	5.17
Total investment securities	727,651	6,993	3.85	(g)	580,044	5,473	3.80	(g)
Loans	1,380,726	23,102	6.71		1,313,085	22,954	7.03
All other interest-earning assets(b)(c)	102,687	1,758	6.87		84,819	2,139	10.14
Total interest-earning assets	3,845,982	48,346	5.04		3,509,725	48,628	5.57
Allowance for loan losses	(25,106)				(22,273)
Cash and due from banks	22,768				22,136
Trading assets – equity and other instruments	239,996				221,382
Trading assets – derivative receivables	57,601				57,175
Goodwill, MSRs and other intangible Assets	64,553				64,452
All other noninterest-earning assets	231,824				218,846
Total assets	$4,437,618				$4,071,443
Liabilities
Interest-bearing deposits	$1,902,337	$11,401	2.40%		$1,722,856	$12,421	2.90%
Federal funds purchased and securities loaned or sold under repurchase agreements	558,043	5,965	4.29		375,371	5,108	5.47
Short-term borrowings	55,059	607	4.42		38,234	502	5.27
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	300,126	2,278	3.04		318,703	2,604	3.29
Beneficial interests issued by consolidated VIEs	26,185	297	4.55		26,222	352	5.40
Long-term debt	348,372	4,484	5.16		342,516	4,780	5.61
Total interest-bearing liabilities	3,190,122	25,032	3.15		2,823,902	25,767	3.67
Noninterest-bearing deposits	602,777				648,327
Trading liabilities – equity and other instruments(e)	44,159				30,456
Trading liabilities – derivative payables	40,865				37,538
All other liabilities, including the allowance for lending-related commitments	209,853				196,590
Total liabilities	4,087,776				3,736,813
Stockholders’ equity
Preferred stock	20,045				25,867
Common stockholders’ equity	329,797				308,763
Total stockholders’ equity	349,842				334,630
Total liabilities and stockholders’ equity	$4,437,618				$4,071,443
Interest rate spread			1.89%				1.90%
Net interest income and net yield on interest-earning assets		$23,314	2.43			$22,861	2.62

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$425,516	$7,534	3.57%		$523,929	$12,445	4.78%
Federal funds sold and securities purchased under resale agreements	405,507	8,794	4.37		347,402	9,036	5.23
Securities borrowed	237,494	4,518	3.84		194,211	4,343	4.50
Trading assets – debt instruments	529,242	11,877	4.53		437,725	9,608	4.41
Taxable securities	669,831	12,671	3.81		551,486	9,995	3.64
Nontaxable securities(a)	26,653	624	4.72		28,559	725	5.11
Total investment securities	696,484	13,295	3.85	(g)	580,045	10,720	3.72	(g)
Loans	1,360,173	45,573	6.76		1,312,332	45,885	7.03
All other interest-earning assets(b)(c)	103,258	3,710	7.25		81,976	4,150	10.18
Total interest-earning assets	3,757,674	95,301	5.11		3,477,620	96,187	5.56
Allowance for loan losses	(24,724)				(22,320)
Cash and due from banks	22,659				22,881
Trading assets – equity and other instruments	232,772				206,082
Trading assets – derivative receivables	58,345				57,405
Goodwill, MSRs and other intangible Assets	64,495				64,427
All other noninterest-earning assets	225,803				213,945
Total assets	$4,337,024				$4,020,040
Liabilities
Interest-bearing deposits	$1,872,777	$22,478	2.42%		$1,724,499	$24,655	2.88%
Federal funds purchased and securities loaned or sold under repurchase agreements	511,880	11,154	4.39		335,177	9,077	5.45
Short-term borrowings	52,190	1,142	4.41		38,381	1,037	5.42
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	294,166	4,369	3.00		310,849	5,240	3.39
Beneficial interests issued by consolidated VIEs	25,981	593	4.60		26,815	716	5.37
Long-term debt	346,668	8,876	5.16		341,464	9,398	5.53
Total interest-bearing liabilities	3,103,662	48,612	3.16		2,777,185	50,123	3.63
Noninterest-bearing deposits	595,140				648,486
Trading liabilities – equity and other instruments(e)	40,933				29,539
Trading liabilities – derivative payables	40,976				38,707
All other liabilities, including the allowance for lending-related commitments	209,198				194,694
Total liabilities	3,989,909				3,688,611
Stockholders’ equity
Preferred stock	20,029				26,910
Common stockholders’ equity	327,086				304,519
Total stockholders’ equity	347,115				331,429
Total liabilities and stockholders’ equity	$4,337,024				$4,020,040
Interest rate spread			1.95%				1.93%
Net interest income and net yield on interest-earning assets		$46,689	2.51			$46,064	2.66
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
(e)The combined balance of trading liabilities – debt and equity instruments was $166.0 billion and $192.3 billion for the three months ended June 30, 2025 and 2024, respectively, and $161.7 billion and $183.2 billion for the six months ended June 30, 2025 and 2024, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.82% and 3.76% for the three months ended June 30, 2025 and 2024, respectively, and 3.82% and 3.68% for the six months ended June 30, 2025 and 2024, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Origination date LTV ratio: The LTV ratio at the origination date of the loan. Origination date LTV ratios are calculated based on the actual appraised values of collateral (i.e., loan-level data) at the origination date.
Current estimated LTV ratio: An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the metropolitan statistical area (“MSA”) level. These MSA-level home price indices consist of actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
Combined LTV ratio: The LTV ratio considering all available lien positions, as well as unused lines, related to the property. Combined LTV ratios are used for junior lien home equity products.
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
Principal transactions revenue: Principal transactions revenue is driven by many factors, including the bid-
offer spread, which is the difference between the price at which the Firm is willing to buy a financial or other instrument and the price at which the Firm is willing to sell that instrument. It also consists of realized (as a result of closing out or termination of transactions, or interim cash payments) and unrealized (as a result of changes in valuation) gains and losses on financial and other instruments (including those accounted for under the fair value option) primarily used in client-driven market-making activities and on private equity investments. In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities (including physical commodities inventories and financial instruments that reference commodities). Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk-management activities, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk and foreign exchange risk, and (c) other derivatives.
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
Commercial Banking: Provides banking products and services to clients, including start-ups, small and mid-sized companies, local governments, municipalities, and nonprofits, as well as commercial real estate clients.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 168 of JPMorganChase’s 2024 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2024 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 10–37 of JPMorganChase’s 2024 Form 10-K and Forward-Looking Statements on page 90 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2–7 of JPMorganChase’s 2024 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 43-49 of this Form 10-Q and pages 97–107 of JPMorganChase’s 2024 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2025 were as follows:

Six months ended June 30, 2025	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	29,953,620	$252.50	$7,563	$11,763
April	12,213,312	$231.42	$2,826	$8,937
May	9,218,554	259.67	2,394	6,543
June	8,369,094	272.42	2,280	4,263
Second quarter	29,800,960	$251.67	$7,500	$4,263
Year-to-date	59,754,580	$252.09	$15,063	$4,263
(a)Excludes excise tax and commissions.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
During the second quarter of 2025, no director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer") adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each, as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c).
Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2025 that requires disclosure under Section 219.

During the second quarter of 2025, a non-U.S. subsidiary of the Firm processed three payments, each valued at the equivalent of approximately USD 130, for its client, a non-U.S. person, where the Iranian Embassy in London, U.K. was the beneficiary. The Firm did not charge a fee for these transactions.
The payments were for the renewal of travel documentation for the client’s three minor children and were therefore exempt transactions pursuant to 31 C.F.R. 560.219(d).
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2025 and 2024, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2025 and December 31, 2024, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2025 and 2024, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 5, 2025