Form 10-Q
period 2025-09-30
JPMORGAN CHASE & CO
filed 2025-11-04
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2025	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of September 30, 2025: 2,722,262,295

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)						Nine months ended Sep 30,
	3Q25	2Q25	1Q25	4Q24	3Q24	2025	2024
Selected income statement data
Total net revenue	$46,427	$44,912	$45,310	$42,768	$42,654	$136,649	$134,788 (f)
Total noninterest expense	24,281	23,779	23,597	22,762	22,565	71,657	69,035 (f)
Pre-provision profit(a)	22,146	21,133	21,713	20,006	20,089	64,992	65,753
Provision for credit losses	3,403	2,849	3,305	2,631	3,111	9,557	8,047
Income before income tax expense	18,743	18,284	18,408	17,375	16,978	55,435	57,706
Income tax expense	4,350	3,297	3,765	3,370	4,080	11,412	13,240
Net income	$14,393	$14,987	$14,643	$14,005	$12,898	$44,023	$44,466

Earnings per share data
Net income: Basic	$5.08	$5.25	$5.08	$4.82	$4.38	$15.41	$14.97
Diluted	5.07	5.24	5.07	4.81	4.37	15.38	14.94
Average shares: Basic	2,762.4	2,788.7	2,819.4	2,836.9	2,860.6	2,790.2	2,886.2
Diluted	2,767.6	2,793.7	2,824.3	2,842.4	2,865.9	2,795.2	2,891.2

Market and per common share data
Market capitalization	858,683	797,181	681,712	670,618	593,643	858,683	593,643
Common shares at period-end	2,722.2	2,749.7	2,779.1	2,797.6	2,815.3	2,722.2	2,815.3
Book value per share	124.96	122.51	119.24	116.07	115.15	124.96	115.15
Tangible book value per share (“TBVPS”)(a)	105.70	103.40	100.36	97.30	96.42	105.70	96.42
Cash dividends declared per share	1.50	1.40	1.40	1.25	1.25	4.30	3.55

Selected ratios and metrics
Return on common equity (“ROE”)(b)	17%	18%	18%	17%	16%	17%	19%
Return on tangible common equity (“ROTCE”)(a)(b)	20	21	21	21	19	21	23
Return on assets(b)	1.26	1.35	1.40	1.35	1.23	1.34	1.46
Overhead ratio	52	53	52	53	53	52	51
Loans-to-deposits ratio	56	55	54	56	55	56	55
Firm Liquidity coverage ratio (“LCR”) (average)(c)	110	113	113	113	114	110	114
JPMorgan Chase Bank, N.A. LCR (average)(c)	117	120	124	124	121	117	121
Common equity Tier 1 (“CET1”) capital ratio(d)(e)	14.8	15.1	15.4	15.7	15.3	14.8	15.3
Tier 1 capital ratio(d)(e)	15.8	16.1	16.5	16.8	16.4	15.8	16.4
Total capital ratio(d)(e)	17.7	17.8	18.2	18.5	18.2	17.7	18.2
Tier 1 leverage ratio(c)(d)	6.9	6.9	7.2	7.2	7.1	6.9	7.1
Supplementary leverage ratio (“SLR”)(c)(d)	5.8	5.9	6.0	6.1	6.0	5.8	6.0

Selected balance sheet data (period-end)
Trading assets	$952,777	$889,856	$875,203	$637,784	$787,489	$952,777	$787,489
Investment securities, net of allowance for credit losses	783,945	745,939	664,447	681,320	634,502	783,945	634,502
Loans	1,435,246	1,411,992	1,355,695	1,347,988	1,340,011	1,435,246	1,340,011
Total assets	4,560,205	4,552,482	4,357,856	4,002,814	4,210,048	4,560,205	4,210,048
Deposits	2,548,476	2,562,380	2,495,877	2,406,032	2,430,772	2,548,476	2,430,772
Long-term debt	427,203	419,802	407,224	401,418	410,157	427,203	410,157
Common stockholders’ equity	340,167	336,879	331,375	324,708	324,186	340,167	324,186
Total stockholders’ equity	360,212	356,924	351,420	344,758	345,836	360,212	345,836
Employees	318,153	317,160	318,477	317,233	316,043	318,153	316,043

Credit quality metrics
Allowances for credit losses	$29,089	$28,281	$27,835	$26,866	$26,543	$29,089	$26,543
Allowance for loan losses to total retained loans	1.88%	1.85%	1.94%	1.87%	1.86%	1.88%	1.86%
Nonperforming assets	$10,635	$10,480	$9,105	$9,300	$8,628	$10,635	$8,628
Net charge-offs	2,593	2,410	2,332	2,364	2,087	7,335	6,274
Net charge-off rate	0.76%	0.73%	0.74%	0.73%	0.65%	0.74%	0.66%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)For the nine months ended September 30, 2025 and 2024, the percentage represents average ratios for the three months ended September 30, 2025 and 2024.
(d)As of January 1, 2025, the benefit from the Current Expected Credit Losses (“CECL”) capital transition provision had been fully phased out. For the periods ended December 31, 2024 and September 30, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(e)Reflects the Firm’s ratios under the Standardized approach. Refer to Capital Risk Management on pages 44-50 for additional information.
(f)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Executive Overview on pages 54–58, and Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information on the exchange offer for Visa Class B-1 common stock.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the third quarter of 2025.
This Quarterly Report on Form 10-Q for the third quarter of 2025 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 194-202 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 91 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 10–37 of the 2024 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.6 trillion in assets and $360.2 billion in stockholders’ equity as of September 30, 2025. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 20-42 and Note 25 of this Form 10-Q, and Note 32 of JPMorganChase's 2024 Form 10-K, for a description of the Firm’s reportable business segments and the products and services they provide to their respective client bases, as well as a description of Corporate activities.
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

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Selected income statement data
Noninterest revenue	$22,461	$19,249	17%	$66,201	$65,555	1%
Net interest income	23,966	23,405	2	70,448	69,233	2
Total net revenue	46,427	42,654	9	136,649	134,788	1
Total noninterest expense	24,281	22,565	8	71,657	69,035	4
Pre-provision profit	22,146	20,089	10	64,992	65,753	(1)
Provision for credit losses	3,403	3,111	9	9,557	8,047	19
Net income	14,393	12,898	12	44,023	44,466	(1)
Diluted earnings per share	5.07	4.37	16	15.38	14.94	3
Selected ratios and metrics
Return on common equity	17%	16%		17%	19%
Return on tangible common equity	20	19		21	23
Book value per share	$124.96	$115.15	9	$124.96	$115.15	9
Tangible book value per share	105.70	96.42	10	105.70	96.42	10
Capital ratios(a)(b)
CET1 capital	14.8%	15.3%		14.8%	15.3%
Tier 1 capital	15.8	16.4		15.8	16.4
Total capital	17.7	18.2		17.7	18.2
Memo:
NII excluding Markets(c)	$23,391	$23,447	—	$68,734	$69,405	(1)
NIR excluding Markets(c)	14,785	12,716	16	42,537	44,492	(4)
Markets(d)	8,944	7,152	25	27,543	22,958	20
Total net revenue - managed basis	$47,120	$43,315	9	$138,814	$136,855	1
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the period ended September 30, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 21 of this Form 10-Q and Note 27 of JPMorganChase’s 2024 Form 10-K for additional information.
(b)Reflects the Firm’s ratios under the Standardized approach. Refer to Capital Risk Management on pages 44-50 for additional information.
(c)NII and NIR refer to net interest income and noninterest revenue, respectively.
(d)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.
Comparisons noted in the sections below are for the third quarter of 2025 versus the third quarter of 2024, unless otherwise specified.
Firmwide overview
For the third quarter of 2025, JPMorganChase reported net income of $14.4 billion, up 12%, with earnings per share of $5.07, ROE of 17% and ROTCE of 20%.
•Total net revenue was $46.4 billion, up 9%, reflecting:
–Net interest income ("NII") was $24.0 billion, up 2%, driven by higher revolving balances in Card Services, higher Markets net interest income, and higher wholesale deposit balances, predominantly offset by the impact of lower rates and deposit margin compression. NII excluding Markets was
$23.4 billion, flat when compared with the prior year.
–Noninterest revenue ("NIR") was $22.5 billion, up 17%, predominantly driven by higher Markets noninterest revenue, and increases in asset management fees in AWM and CCB, investment banking fees, auto operating lease income and Payments fees.
•Noninterest expense was $24.3 billion, up 8%, predominantly driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees, as well as higher brokerage expense and distribution fees, higher auto lease depreciation, and continued investments in marketing, partially offset by lower legal expense.

•The provision for credit losses was $3.4 billion. Net charge-offs of $2.6 billion were up $506 million, predominantly driven by Wholesale and Card Services. The net addition to the allowance for credit losses was $810 million and included $608 million in consumer and $205 million in wholesale.
In the prior year, the provision was $3.1 billion, net charge-offs were $2.1 billion and the net addition to the allowance for credit losses was $1.0 billion.
•The total allowance for credit losses was $29.1 billion at September 30, 2025. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.88%, compared with 1.86% in the prior year.
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
•The Firm’s nonperforming assets totaled $10.6 billion at September 30, 2025, up 23%, driven by:
–higher wholesale nonaccrual loans, reflecting downgrades in certain industries, and
–higher consumer nonaccrual loans, predominantly due to the impact of the wildfires in California in January 2025, as well as higher loans at fair value in CIB.
Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 66-74 and pages 61-65, respectively, for additional information.
•Firmwide average loans of $1.4 trillion were up 7%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.5 trillion were up 6%, reflecting:
–net inflows related to client-driven activities in Payments and Securities Services,
–growth in both new accounts and balances in existing accounts in AWM, and
–new accounts in CCB.
Refer to Liquidity Risk Management on pages 51-58 for additional information.

Selected capital and other metrics
•CET1 capital was $287 billion, and the Standardized and Advanced CET1 ratios were 14.8% and 14.9%, respectively.
•SLR was 5.8%.
•TBVPS grew 10%, ending the third quarter of 2025 at $105.70.
•As of September 30, 2025, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $956 billion and unencumbered marketable securities with a fair value of approximately $554 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 51-58 for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the third quarter of 2025.

CCB ROE 35%
•Average deposits flat year-over-year ("YoY") and quarter-over-quarter ("QoQ"); client investment assets up 15%
•Average loans up 1% YoY and QoQ; Card Services net charge-off rate of 3.15%
•Debit and credit card sales volume(a) up 9%
•Active mobile customers(b) up 7%

CIB ROE 18%
•Investment Banking fees up 16% YoY, up 5% QoQ; #1 ranking for Global Investment Banking fees with 8.7% wallet share YTD
•Markets revenue up 25%, with Fixed Income Markets up 21% and Equity Markets up 33%
•Average Banking & Payments loans(c) up 1% YoY, up 2% QoQ; average client deposits(d) up 15% YoY, up 2% QoQ

AWM ROE 40%	•Assets under management ("AUM") of $4.6 trillion, up 18% •Average loans up 9% YoY, up 4% QoQ; average deposits up 2% YoY, down 3% QoQ
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(d)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 20-42 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2025, consisting of approximately:

$2.5 trillion	Total credit provided and capital raised (including loans and commitments)

$205 billion	Credit for consumers

$25 billion	Credit for U.S. small businesses

$2.2 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$56 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On October 13, 2025, JPMorganChase announced the Security and Resiliency Initiative, a $1.5 trillion, 10-year plan to facilitate, finance and invest in industries critical to national economic security and resiliency, with the Firm’s first investment under this initiative announced on October 27, 2025. This target reflects an increase of up to $500 billion over the amount that the Firm may have otherwise facilitated or financed over the next decade in support of clients in these industries. As part of this new initiative, the Firm intends to make equity investments of up to $10 billion to help a selection of companies primarily in the United States enhance their growth, spur innovation, and accelerate strategic manufacturing among other areas.
•On August 25, 2025, the Firm opened its new global headquarters building at 270 Park Avenue, New York, New York. The Firm’s principal executive offices will continue to be located at 383 Madison Avenue, New York, New York until senior management moves into the new building, which is expected to occur in the fourth quarter of 2025.

Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 91 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 10–37 of the 2024 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2025 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorganChase’s current outlook for the fourth quarter and full year 2025 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
Fourth quarter 2025
•Management expects net interest income to be approximately $25 billion and net interest income excluding Markets to be approximately $23.5 billion, market dependent.
•Management expects adjusted expense to be approximately $24.5 billion, market dependent.
Full year 2025
•Management expects the net charge-off rate in Card Services to be approximately 3.3%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2025 and 2024, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 87-89 of this Form 10-Q and pages 161–164 of JPMorganChase’s 2024 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024		Change
Investment banking fees	$2,612	$2,231	17%	$7,289	$6,489		12%
Principal transactions	7,109	5,988	19	21,872	19,592		12
Lending- and deposit-related fees	2,349	1,924	22	6,729	5,654		19
Asset management fees	5,120	4,479	14	14,626	12,927		13
Commissions and other fees	2,204	1,936	14	6,431	5,665		14
Investment securities gains/(losses)	105	(16)	NM	14	(929)		NM
Mortgage fees and related income	383	402	(5)	1,024	1,025		—
Card income	1,140	1,345	(15)	3,700	3,895		(5)
Other income(a)	1,439	960	50	4,516	11,237	(b)	(60)
Noninterest revenue	22,461	19,249	17	66,201	65,555		1
Net interest income	23,966	23,405	2	70,448	69,233		2
Total net revenue	$46,427	$42,654	9%	$136,649	$134,788		1%
(a)Included operating lease income of $990 million and $706 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 billion and $2.1 billion for the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 5 for additional information.
(b)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Notes 2 and 6 of JPMorganChase’s 2024 Form 10-K for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher equity underwriting fees predominantly due to higher revenue from IPOs and private placements,
•higher debt underwriting fees predominantly driven by higher deal flow activity, including refinancings, and
•higher advisory fees benefiting from the closing of a higher number of large transactions.
Refer to CIB segment results on pages 27-34 and Note 5 for additional information.
Principal transactions revenue increased, reflecting in CIB:
•higher Fixed Income Markets revenue primarily driven by higher revenue in Rates, partially offset by lower revenue in Securitized Products, and
•higher Equity Markets revenue, particularly in Prime Finance.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 27-34 and Note 5 for additional information.
Lending- and deposit-related fees increased, reflecting:
•in CIB, a reduction in client credits applied to deposit-related fees, as well as higher cash management fees in Payments as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of new accounts and higher transaction volume.
Refer to CCB and CIB segment results on pages 22-26 and pages 27-34, respectively, and Note 5 for additional information.
Asset management fees increased driven by net inflows in AWM and, to a lesser extent, in CCB, and higher average market levels in AWM and CCB. Refer to CCB and AWM segment results on pages 22-26 and pages 35-39, respectively, and Note 5 for additional information.
Commissions and other fees increased predominantly in CIB and AWM, largely due to higher brokerage commissions and fees on higher volume and, to a lesser extent, higher custody fees as a result of higher client activity and market levels. Refer to CIB and AWM segment results on pages 27-34 and pages 35-39, respectively, and Note 5 for additional information.

Investment securities increased, reflecting a net gain as compared with a net loss in the prior year that was associated with repositioning the investment securities portfolio in Treasury and CIO. The net gain was predominantly related to sales of U.S. GSE and government agency MBS and U.S. Treasuries. Refer to Corporate results on pages 40-42 and Note 9 for additional information.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income decreased, reflecting in CCB, an increase in amortization related to new account origination costs, as well as lower net interchange income, partially offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments. Refer to CCB segment results on pages 22-26 and Note 5 for additional information.
Other income increased, reflecting:
•higher auto operating lease income in CCB due to growth in volume, and
•lower losses related to certain equity investments in CIB.
Refer to CCB and CIB results on pages 22-26 and pages 27-34, respectively, for additional information.
Net interest income increased driven by higher revolving balances in Card Services, higher Markets net interest income, and higher wholesale deposit balances. These factors were predominantly offset by the impact of lower rates and deposit margin compression.
The Firm’s average interest-earning assets were $3.9 trillion, up $274 billion, and the yield was 5.05%, down 50 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.45%, a decrease of 13 bps. The net yield excluding Markets was 3.73%, down 13 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on pages 192-193 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19 for an additional discussion of net yield excluding Markets.
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by several large deals,
•higher advisory fees predominantly benefiting from the closing of a higher number of large transactions, and
•higher equity underwriting fees predominantly due to higher revenue from follow-on offerings and IPOs.

Principal transactions revenue increased, reflecting in CIB:
•higher Fixed Income Markets revenue primarily driven by higher revenue in Rates and Commodities, largely offset by lower revenue in Securitized Products, Fixed Income Financing and Currencies & Emerging Markets, and
•higher Equity Markets revenue, particularly in Equity Derivatives.
The increase in CIB was partially offset by lower revenue in Treasury and CIO.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to Corporate results on pages 40-42 for additional information.
Lending- and deposit-related fees increased, reflecting:
•in CIB, a reduction in client credits applied to deposit-related fees, as well as higher cash management fees in Payments as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of new accounts and higher transaction volume.
Asset management fees increased driven by net inflows in AWM and, to a lesser extent, in CCB, and higher average market levels in AWM and CCB.
Commissions and other fees increased predominantly in CIB and AWM, largely due to higher brokerage commissions and fees on higher volume and, to a lesser extent, higher custody fees as a result of higher client activity and market levels.
Investment securities increased, reflecting a net gain as compared with a net loss in the prior year that was associated with repositioning the investment securities portfolio in Treasury and CIO. The prior year net loss was primarily related to sales of U.S. GSE and government agency MBS and U.S. Treasuries.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income decreased driven by the net impact of:
•lower income in CCB, reflecting an increase in amortization related to new account origination costs, as well as lower net interchange income, partially offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments, and
•higher card revenue in CIB Payments as a result of higher volume.
Refer to CIB segment results on pages 27-34 for additional information.

Other income decreased, reflecting:
•the absence in Corporate of several items recorded in the prior year, particularly the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
•higher auto operating lease income in CCB due to growth in volume,
•the $588 million First Republic-related gain recorded in the first quarter of 2025, and
•lower losses related to certain equity investments in CIB.
Refer to Corporate results on pages 40-42 for additional information; and Note 5, and Note 34 on pages 319–321 of the Firm’s 2024 Form 10-K, for additional information on the First Republic-related gain.
Net interest income increased driven by higher Markets net interest income, higher revolving balances in Card Services, higher wholesale deposit balances, and the impact of investment securities activity including from prior quarters. These factors were largely offset by the impact of lower rates and deposit margin compression.
The Firm’s average interest-earning assets were $3.8 trillion, up $278 billion, and the yield was 5.09%, down 47 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.49%, a decrease of 15 bps. The net yield excluding Markets was 3.74%, down 11 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Consumer, excluding credit card	$167	$145	15%	$502	$366	37%
Credit card	2,412	2,666	(10)	6,731	6,932	(3)
Total consumer	2,579	2,811	(8)	7,233	7,298	(1)
Wholesale	827	302	174	2,354	702	235
Investment securities	(3)	(2)	(50)	(30)	47	NM
Total provision for credit losses	$3,403	$3,111	9%	$9,557	$8,047	19%
Quarterly results
The provision for credit losses was $3.4 billion. Net charge-offs were $2.6 billion and the net addition to the allowance for credit losses was $810 million.
The provision for credit losses included:
•$2.6 billion in consumer, consisting of net charge-offs of $2.0 billion, predominantly driven by Card Services, reflecting loan growth, and a net addition to the allowance for credit losses of $608 million. The net addition was driven by loan growth in Card Services and updates to certain macroeconomic variables in Card Services and Home Lending, partially offset by reduced borrower uncertainty, and
•$827 million in wholesale, driven by net increases in the loan and lending-related commitment portfolios, estimated losses related to apparent borrower fraud in certain secured lending facilities, and changes in credit quality of client-specific exposures, partially offset by changes in certain macroeconomic variables. Net charge-offs were $622 million and the net addition to the allowance for credit losses was $205 million.
In the prior year, the provision was $3.1 billion, net charge-offs were $2.1 billion and the net addition to the allowance for credit losses was $1.0 billion.
Refer to CCB, CIB and AWM segment and Corporate results on pages 22-26, pages 27-34, pages 35-39, and pages 40-42, respectively; Allowance for Credit Losses on pages 75-77; Critical Accounting Estimates Used by the Firm on pages 87-89; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $9.6 billion. Net charge-offs were $7.3 billion and the net addition to the allowance for credit losses was $2.2 billion.
The provision for credit losses included:
•$7.2 billion in consumer, consisting of net charge-offs of $6.2 billion, predominantly driven by Card Services, reflecting loan growth, and a net addition to the allowance for credit losses of $1.1 billion. The net addition was driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$2.4 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios, changes in credit quality of client-specific exposures, and estimated losses related to apparent borrower fraud in certain secured lending facilities, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook, including improvements in certain macroeconomic variables. The net addition to the allowance for credit losses and the net charge-offs were each $1.2 billion.
In the prior year, the provision was $8.0 billion, net charge-offs were $6.3 billion and the net addition to the allowance for credit losses was $1.8 billion.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024		Change
Compensation expense	$13,566	$12,817	6%	$41,369	$38,888		6%
Noncompensation expense:
Occupancy	1,420	1,258	13	3,986	3,717		7
Technology, communications and equipment(a)	2,839	2,447	16	8,121	7,315		11
Professional and outside services	3,173	2,780	14	9,018	8,050		12
Marketing	1,480	1,258	18	4,063	3,639		12
Other expense	1,803	2,005	(10)	5,100	7,426	(c)	(31)
Total noncompensation expense	10,715	9,748	10	30,288	30,147		—
Total noninterest expense	$24,281	$22,565	8%	$71,657	$69,035		4%
Certain components of other expense(b)
FDIC-related expense	$258	$312		$549	$1,576
Operating losses	301	397		1,001	1,019
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
Quarterly results
Compensation expense increased driven by:
•growth in the number of employees, primarily front office, and
•higher revenue-related compensation, predominantly in CIB and AWM.
Noncompensation expense increased, reflecting:
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher investments in marketing in CCB and in technology across the segments, as well as
•higher occupancy expense, reflecting the impact of net additions to the Firm’s properties, partially offset by
•lower legal expense, largely in AWM.
Refer to Note 5 for additional information on other expense.
Year-to-date results
Compensation expense increased driven by:
•growth in the number of employees, primarily front office and technology, and
•higher revenue-related compensation, predominantly in CIB and AWM.
Noncompensation expense was flat, reflecting the following offsetting items:
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher investments in marketing in CCB and in technology across the segments, as well as
•higher occupancy expense, reflecting the impact of net additions to the Firm’s properties, offset by
•the absence in Corporate of the following items recorded in the prior year
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic,
•lower FDIC-related expense driven by releases of FDIC special assessment accruals of $437 million in Corporate, compared with an accrual increase of $725 million in the first quarter of the prior year, and
•lower legal expense, largely in AWM.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Income before income tax expense	$18,743	$16,978	10%	$55,435	$57,706	(4)%
Income tax expense	4,350	4,080	7	11,412	13,240	(14)
Effective tax rate	23.2%	24.0%		20.6%	22.9%
Quarterly results
The effective tax rate decreased predominantly driven by tax benefits related to the Firm's 2024 U.S. federal tax return and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Year-to-date results
The effective tax rate decreased driven by:
•a $774 million income tax benefit in Corporate recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025,
•other changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes,
•higher tax benefits related to the vesting of employee share-based awards, and
•tax benefits related to the Firm's 2024 U.S. federal tax return.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2025 and December 31, 2024. Refer to pages 161–164 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	September 30, 2025	December 31, 2024	Change
Assets
Cash and due from banks	$21,821	$23,372	(7)%
Deposits with banks	281,615	445,945	(37)
Federal funds sold and securities purchased under resale agreements	425,815	295,001	44
Securities borrowed	248,368	219,546	13
Trading assets	952,777	637,784	49
Available-for-sale securities	490,499	406,852	21
Held-to-maturity securities	293,446	274,468	7
Investment securities, net of allowance for credit losses	783,945	681,320	15
Loans	1,435,246	1,347,988	6
Allowance for loan losses	(25,735)	(24,345)	6
Loans, net of allowance for loan losses	1,409,511	1,323,643	6
Accrued interest and accounts receivable	141,876	101,223	40
Premises and equipment	35,063	32,223	9
Goodwill, MSRs and other intangible assets	64,442	64,560	—
Other assets	194,972	178,197	9
Total assets	$4,560,205	$4,002,814	14%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, and higher investment securities and cash deployment in Treasury and CIO, partially offset by the impact of higher deposits.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
Securities borrowed increased driven by Markets, reflecting higher demand for securities to cover short positions and higher client-driven activities.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to higher levels of debt and equity instruments in Markets related to client-driven market-making activities, as well as when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Investment securities increased. Excluding a non-cash transfer in the third quarter of 2025 of $44.1 billion of securities from available-for-sale ("AFS") to held-to-maturity (“HTM”) for asset-liability management purposes,
•AFS securities increased driven by net purchases, predominantly U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns; and
•HTM securities decreased driven by maturities and paydowns, partially offset by purchases.
Refer to Corporate results on pages 40-42, Investment Portfolio Risk Management on page 78, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher wholesale loans, primarily in Markets, associated with higher client demand, and
•higher securities-based lending in AWM due to higher client demand, partially offset by
•a decline in Home Lending as loan paydowns and sales outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $1.4 billion, and consisted of:
•$1.1 billion in consumer, driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$340 million in wholesale, driven by a net increase in the loan portfolio and changes in credit quality of client-specific exposures, partially offset by a reduction due to the impact of charge-offs and changes in the Firm's weighted-average macroeconomic outlook, including improvements in certain macroeconomic variables.
There was also an $863 million net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets. The net addition was predominantly driven by the impact of new lending-related commitments primarily in the second quarter of 2025.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-14 and pages 59-78, respectively, Critical Accounting Estimates Used by the Firm on pages 87-89, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased predominantly due to higher client-driven activities in Markets.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.
Other assets increased primarily due to higher cash collateral placed with central counterparties ("CCP") in Markets, and higher auto operating lease assets in CCB.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2025	December 31, 2024	Change
Liabilities
Deposits	$2,548,476	$2,406,032	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	567,574	296,835	91
Short-term borrowings	69,355	52,893	31
Trading liabilities	242,262	192,883	26
Accounts payable and other liabilities	316,896	280,672	13
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	28,227	27,323	3
Long-term debt	427,203	401,418	6
Total liabilities	4,199,993	3,658,056	15
Stockholders’ equity	360,212	344,758	4
Total liabilities and stockholders’ equity	$4,560,205	$4,002,814	14%
Deposits increased, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services, and
•a decrease in AWM primarily driven by migration into other investment products as a result of the maturity of higher-yielding product offerings, partially offset by growth in both new accounts and balances in existing accounts.
Deposits in CCB were relatively flat, reflecting new accounts, offset by increased customer spending.
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

Trading liabilities increased due to client-driven market-making activities, which resulted in higher levels of short positions. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to higher client-driven activities in Markets.
Beneficial interests issued by consolidated VIEs: Refer to Liquidity Risk Management on pages 51-58 and Notes 13 and 22 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in Markets due to client demand, as well as an increase in the fair value of such instruments, and net issuances of long-term debt in Treasury and CIO, partially offset by a net reduction in Federal Home Loan Bank ("FHLB") advances. Refer to Liquidity Risk Management on pages 51-58 for additional information.
Stockholders’ equity increased, reflecting net income and lower unrealized losses in AOCI, predominantly driven by the net impact of lower interest rates and widening spreads on cash flow hedges and AFS securities in Treasury and CIO, largely offset by the impact of capital actions, including net repurchases of common shares and dividend payments on common and preferred stock. Refer to Consolidated statements of changes in stockholders’ equity on page 95, Capital Actions on page 48, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2025 and 2024.

(in millions)	Nine months ended September 30,
	2025	2024
Net cash provided by/(used in)
Operating activities	$(267,506)	$(189,770)
Investing activities	(312,447)	(181,023)
Financing activities	393,090	179,152
Effect of exchange rate changes on cash	20,982	1,750
Net decrease in cash and due from banks and deposits with banks	$(165,881)	$(189,891)
Operating activities
•In 2025, cash used resulted from higher trading assets, higher accrued interest and accounts receivable, higher securities borrowed and net originations and purchases of loans held-for-sale, partially offset by higher trading liabilities.
•In 2024, cash used resulted from higher trading assets, higher securities borrowed, higher accrued interest and accounts receivable, and net originations and purchases of loans held-for-sale, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
Investing activities
•In 2025, cash used resulted from higher securities purchased under resale agreements, net purchases of investment securities and net originations of loans.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 44-50, and Liquidity Risk Management on pages 51-58, and the Consolidated Statements of Cash Flows on page 96 of this Form 10-Q, and pages 108–115 of JPMorganChase’s 2024 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 92-96.
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
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2025					2024
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(a)		Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,439		$588		$2,027	$960	$541	$1,501
Total noninterest revenue	22,461		588		23,049	19,249	541	19,790
Net interest income	23,966		105		24,071	23,405	120	23,525
Total net revenue	46,427		693		47,120	42,654	661	43,315
Total noninterest expense	24,281		NA		24,281	22,565	NA	22,565
Pre-provision profit	22,146		693		22,839	20,089	661	20,750
Provision for credit losses	3,403		NA		3,403	3,111	NA	3,111
Income before income tax expense	18,743		693		19,436	16,978	661	17,639
Income tax expense	4,350		693		5,043	4,080	661	4,741
Net income	$14,393		NA		$14,393	$12,898	NA	$12,898

Overhead ratio	52%		NM		52%	53%	NM	52%

	Nine months ended September 30,
	2025					2024
(in millions, except ratios)	Reported		Fully taxable-equivalent adjustments(a)		Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$4,516	(a)	$1,853	(a)	$6,369	$11,237	$1,711	$12,948
Total noninterest revenue	66,201		1,853		68,054	65,555	1,711	67,266
Net interest income	70,448		312		70,760	69,233	356	69,589
Total net revenue	136,649		2,165		138,814	134,788	2,067	136,855
Total noninterest expense	71,657		NA		71,657	69,035	NA	69,035
Pre-provision profit	64,992		2,165		67,157	65,753	2,067	67,820
Provision for credit losses	9,557		NA		9,557	8,047	NA	8,047
Income before income tax expense	55,435		2,165		57,600	57,706	2,067	59,773
Income tax expense	11,412	(a)	2,165	(a)	13,577	13,240	2,067	15,307
Net Income	$44,023		NA		$44,023	$44,466	NA	$44,466

Overhead ratio	52%		NM		52%	51%	NM	50%
(a)For other income, recognized in CIB, and for net interest income, predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Net interest income – reported(a)	$23,966	$23,405	2%	$70,448	$69,233	2%
Fully taxable-equivalent adjustments	105	120	(13)	312	356	(12)
Net interest income – managed basis	$24,071	$23,525	2	$70,760	$69,589	2
Less: Markets net interest income(b)	680	78	NM	2,026	184	NM
Net interest income excluding Markets	$23,391	$23,447	—	$68,734	$69,405	(1)

Average interest-earning assets(a)	$3,895,764	$3,621,766	8	$3,804,210	$3,526,019	8
Less: Average Markets interest-earning assets(b)	1,404,633	1,206,085	16	1,349,670	1,118,326	21
Average interest-earning assets excluding Markets	$2,491,131	$2,415,681	3	$2,454,540	$2,407,693	2
Net yield on average interest-earning assets – managed basis	2.45%	2.58%		2.49%	2.64%
Net yield on average Markets interest-earning assets(b)	0.19	0.03		0.20	0.02
Net yield on average interest-earning assets excluding Markets	3.73%	3.86%		3.74%	3.85%

Noninterest revenue – reported	$22,461	$19,249	17	$66,201	$65,555	1
Fully taxable-equivalent adjustments	588	541	9	1,853	1,711	8
Noninterest revenue – managed basis	$23,049	$19,790	16	$68,054	$67,266	1
Less: Markets noninterest revenue(b)	8,264	7,074	17	25,517	22,774	12
Noninterest revenue excluding Markets	$14,785	$12,716	16	$42,537	$44,492	(4)

Memo: Total Markets net revenue(b)	$8,944	$7,152	25	$27,543	$22,958	20
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2024 Form 10-K for additional information on hedge accounting.
(b)Refer to page 33 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2025	Dec 31, 2024	Three months ended September 30,		Nine months ended September 30,
			2025	2024	2025	2024
Common stockholders’ equity	$340,167	$324,708	$336,335	$321,894	$330,203	$310,353
Less: Goodwill	52,717	52,565	52,731	52,658	52,669	52,630
Less: Other intangible assets	2,615	2,874	2,678	3,007	2,749	3,083
Add: Certain deferred tax liabilities(a)	2,906	2,943	2,917	2,963	2,927	2,976
Tangible common equity	$287,741	$272,212	$283,843	$269,192	$277,712	$257,616

Return on tangible common equity	NA	NA	20%	19%	21%	23%
Tangible book value per share	$105.70	$97.30	NA	NA	NA	NA
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
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 79-85 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 47, and page 104 of JPMorganChase’s 2024 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 70–90 and Note 32 of JPMorganChase’s 2024 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025	2024	Change	2025	2024	Change	2025	2024	Change
Total net revenue	$19,473	$17,791	9%	$19,878	$17,015	17%	$6,066	$5,439	12%
Total noninterest expense	10,296	9,586	7	9,722	8,751	11	3,818	3,639	5
Pre-provision profit	9,177	8,205	12	10,156	8,264	23	2,248	1,800	25
Provision for credit losses	2,538	2,795	(9)	809	316	156	59	4	NM
Net income	5,009	4,046	24	6,901	5,691	21	1,658	1,351	23
Return on equity (“ROE”)	35%	29%		18%	17%		40%	34%

Three months ended September 30,	Corporate			Total
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Total net revenue	$1,703	$3,070	(45)%	$47,120	$43,315	9%
Total noninterest expense	445	589	(24)	24,281	22,565	8
Pre-provision profit	1,258	2,481	(49)	22,839	20,750	10
Provision for credit losses	(3)	(4)	25	3,403	3,111	9
Net income	825	1,810	(54)	14,393	12,898	12
ROE	NM	NM		17%	16%

Nine months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025	2024	Change	2025	2024	Change	2025	2024	Change
Total net revenue	$56,633	$53,145	7%	$59,079	$52,516	12%	$17,557	$15,800	11%
Total noninterest expense	30,011	28,308	6	29,205	26,641	10	11,264	10,642	6
Pre-provision profit	26,622	24,837	7	29,874	25,875	15	6,293	5,158	22
Provision for credit losses	7,249	7,351	(1)	2,210	701	215	95	(33)	NM
Net income	14,603	13,087	12	20,493	18,210	13	4,714	3,904	21
ROE	34%	31%		18%	18%		39%	33%

Nine months ended September 30,	Corporate				Total
(in millions, except ratios)	2025	2024		Change	2025	2024		Change
Total net revenue	$5,545	$15,394	(a)	(64)%	$138,814	$136,855	(a)	1%
Total noninterest expense	1,177	3,444	(b)	(66)	71,657	69,035	(b)	4
Pre-provision profit	4,368	11,950		(63)	67,157	67,820		(1)
Provision for credit losses	3	28		(89)	9,557	8,047		19
Net income	4,213	9,265		(55)	44,023	44,466		(1)
ROE	NM	NM			17%	19%
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
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three and nine months ended September 30, 2025 and 2024, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 73–76 of JPMorganChase's 2024 Form 10-K and Line of Business Metrics on page 201 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Revenue
Lending- and deposit-related fees	$969	$863	12%	$2,696	$2,515	7%
Asset management fees	1,189	1,022	16	3,392	2,947	15
Mortgage fees and related income	372	390	(5)	982	1,010	(3)
Card income	514	743	(31)	1,854	2,166	(14)
All other income(a)	1,573	1,196	32	4,316	3,517	23
Noninterest revenue	4,617	4,214	10	13,240	12,155	9
Net interest income	14,856	13,577	9	43,393	40,990	6
Total net revenue	19,473	17,791	9	56,633	53,145	7

Provision for credit losses	2,538	2,795	(9)	7,249	7,351	(1)

Noninterest expense
Compensation expense	4,424	4,275	3	13,208	12,744	4
Noncompensation expense(b)	5,872	5,311	11	16,803	15,564	8
Total noninterest expense	10,296	9,586	7	30,011	28,308	6
Income before income tax expense	6,639	5,410	23	19,373	17,486	11
Income tax expense	1,630	1,364	20	4,770	4,399	8
Net income	$5,009	$4,046	24	$14,603	$13,087	12

Revenue by business
Banking & Wealth Management	$11,040	$10,090	9	$31,992	$30,789	4
Home Lending	1,260	1,295	(3)	3,717	3,800	(2)
Card Services & Auto	7,173	6,406	12	20,924	18,556	13

Mortgage fees and related income details:
Production revenue	173	154	12	434	441	(2)
Net mortgage servicing revenue(c)	199	236	(16)	548	569	(4)
Mortgage fees and related income	$372	$390	(5)%	$982	$1,010	(3)%

Financial ratios
Return on equity	35%	29%		34%	31%
Overhead ratio	53	54		53	53
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $987 million and $699 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 billion and $2.0 billion for the nine months ended September 30, 2025 and 2024, respectively.
(b)Included depreciation expense on leased assets of $649 million and $387 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 billion and $1.2 billion for the nine months ended September 30, 2025 and 2024, respectively.
(c)Included MSR risk management results of $55 million and $100 million for the three months ended September 30, 2025 and 2024, respectively, and $111 million and $138 million for the nine months ended September 30, 2025 and 2024, respectively.

Quarterly results
Net income was $5.0 billion, up 24%.
Net revenue was $19.5 billion, up 9%.
Net interest income was $14.9 billion, up 9%, reflecting:
•higher Card Services NII, predominantly driven by higher revolving balances, and
•higher NII in Banking & Wealth Management ("BWM"), predominantly driven by higher deposit margin, reflecting the impact of changes in the FTP.
Refer to Business Segment & Corporate Results on page 20 for additional information on FTP.
Noninterest revenue was $4.6 billion, up 10%, driven by:
•higher auto operating lease income as a result of growth in volume, and
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of new accounts and higher transaction volume, partially offset by
•lower card income, reflecting an increase in amortization related to new account origination costs and lower net interchange, partially offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on card income and asset management fees; and Critical Accounting Estimates on pages 87-89 for additional information on the credit card rewards liability.
Noninterest expense was $10.3 billion, up 7%, reflecting:
•higher noncompensation expense, predominantly driven by higher auto lease depreciation on higher auto operating lease assets, and continued investments in marketing, as well as
•higher compensation expense, primarily for bankers and advisors.
The provision for credit losses was $2.5 billion. Net charge-offs were $2.0 billion, up $44 million, primarily driven by Card Services, reflecting loan growth. The net addition to the allowance for credit losses was $575 million, driven by loan growth in Card Services and updates to certain macroeconomic variables in Card Services and Home Lending, partially offset by reduced borrower uncertainty.
In the prior year, the provision was $2.8 billion, net charge-offs were $1.9 billion and the net addition to the allowance for credit losses was $876 million.
Refer to Credit and Investment Risk Management on pages 59-78 and Allowance for Credit Losses on pages 75-77 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $14.6 billion, up 12%.
Net revenue was $56.6 billion, up 7%.
Net interest income was $43.4 billion, up 6%, reflecting:
•higher Card Services NII, predominantly driven by higher revolving balances, and
•higher NII in BWM, driven by higher deposit margin, reflecting the impact of changes in the FTP, partially offset by lower average deposit balances.
Noninterest revenue was $13.2 billion, up 9%, driven by:
•higher auto operating lease income as a result of growth in volume, and
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of new accounts and higher transaction volume, partially offset by
•lower card income, reflecting an increase in amortization related to new account origination costs and lower net interchange, partially offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Noninterest expense was $30.0 billion, up 6%, reflecting:
•higher noncompensation expense, predominantly driven by higher auto lease depreciation on higher auto operating lease assets, and continued investments in marketing and technology, as well as
•higher compensation expense, predominantly for bankers and advisors, and employees in technology.
The provision for credit losses was $7.2 billion. Net charge-offs were $6.2 billion, up $341 million, primarily driven by Card Services, reflecting loan growth. The net addition to the allowance for credit losses was $1.0 billion, driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty.
In the prior year, the provision was $7.4 billion, net charge-offs were $5.9 billion and the net addition to the allowance for credit losses was $1.5 billion.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except employees)	2025	2024	Change	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$652,275	$633,038	3%	$652,275		$633,038	3%
Loans:
Banking & Wealth Management	33,259	31,614	5	33,259		31,614	5
Home Lending(a)	240,633	247,663	(3)	240,633		247,663	(3)
Card Services	235,491	219,671	7	235,491		219,671	7
Auto	71,095	73,215	(3)	71,095		73,215	(3)
Total loans	580,478	572,163	1	580,478		572,163	1
Deposits	1,058,388	1,054,027	—	1,058,388		1,054,027	—
Equity	56,000	54,500	3	56,000		54,500	3
Selected balance sheet data (average)
Total assets	$650,277	$631,117	3	$644,114		$629,252	2
Loans:
Banking & Wealth Management	33,351	30,910	8	33,350		31,189	7
Home Lending(b)	241,772	250,581	(4)	242,897		254,264	(4)
Card Services	234,412	217,327	8	229,153		210,740	9
Auto	70,895	73,675	(4)	71,583		75,575	(5)
Total loans	580,430	572,493	1	576,983		571,768	1
Deposits	1,058,025	1,053,701	—	1,057,371		1,068,774	(1)
Equity	56,000	54,500	3	56,000		54,500	3

Employees	144,235	143,964	—%	144,235	(c)	143,964	—%
(a)At September 30, 2025 and 2024, Home Lending loans held-for-sale and loans at fair value were $9.4 billion and $6.9 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $10.1 billion and $8.4 billion for the three months ended September 30, 2025 and 2024, respectively, and $8.9 billion and $6.9 billion for the nine months ended September 30, 2025 and 2024, respectively.
(c)In the first quarter of 2025, 419 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2025	2024	Change	2025	2024	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,596	$3,252	11%	$3,596	$3,252	11%
Net charge-offs/(recoveries)
Banking & Wealth Management	85	82	4	284	337	(16)
Home Lending	(63)	(44)	(43)	(110)	(91)	(21)
Card Services	1,860	1,768	5	5,781	5,286	9
Auto	81	113	(28)	248	330	(25)
Total net charge-offs/(recoveries)	$1,963	$1,919	2	$6,203	$5,862	6

Net charge-off/(recovery) rate
Banking & Wealth Management	1.01%	1.06%		1.14%	1.44%
Home Lending	(0.11)	(0.07)		(0.06)	(0.05)
Card Services	3.15	3.24		3.37	3.35
Auto	0.46	0.62		0.46	0.59
Total net charge-off/(recovery) rate	1.37%	1.35%		1.46%	1.39%

30+ day delinquency rate
Home Lending(b)	0.89%	0.77%		0.89%	0.77%
Card Services	2.14	2.20		2.14	2.20
Auto	1.17	1.23		1.17	1.23

90+ day delinquency rate - Card Services	1.07%	1.10%		1.07%	1.10%

Allowance for loan losses
Banking & Wealth Management	$765	$709	8	$765	$709	8
Home Lending	647	447	45	647	447	45
Card Services	15,558	14,106	10	15,558	14,106	10
Auto	587	692	(15)	587	692	(15)
Total allowance for loan losses	$17,557	$15,954	10%	$17,557	$15,954	10%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $65 million and $88 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At September 30, 2025 and 2024, excluded mortgage loans insured by U.S. government agencies of $95 million and $126 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2025	2024	Change	2025	2024	Change
Business Metrics
Number of branches	5,018	4,906	2%	5,018	4,906	2%
Active digital customers (in thousands)(a)	74,041	70,063	6	74,041	70,063	6
Active mobile customers (in thousands)(b)	60,924	56,985	7	60,924	56,985	7
Debit and credit card sales volume	$492.3	$453.4	9	$1,428.2	$1,327.8	8
Total payments transaction volume (in trillions)(c)	1.8	1.7	6	5.2	4.8	8

Banking & Wealth Management
Average deposits	$1,040.4	$1,038.0	—	$1,041.2	$1,054.1	(1)
Deposit margin	2.79%	2.60%		2.75%	2.68%
Business Banking average loans	$18.9	$19.5	(3)	$19.2	$19.5	(1)
Business banking origination volume	0.8	1.1	(24)	2.5	3.5	(28)
Client investment assets(d)	1,232.4	1,067.9	15	1,232.4	1,067.9	15
Number of client advisors	6,025	5,775	4	6,025	5,775	4

Home Lending
Mortgage origination volume by channel
Retail	$8.4	$6.5	29	$22.6	$17.8	27
Correspondent	5.5	4.9	12	14.2	10.9	30
Total mortgage origination volume(e)	$13.9	$11.4	22	$36.8	$28.7	28

Third-party mortgage loans serviced (period-end)	$663.6	$656.1	1	$663.6	$656.1	1
MSR carrying value (period-end)	9.1	8.7	5	9.1	8.7	5

Card Services
Sales volume, excluding commercial card	$344.4	$316.6	9	$995.0	$924.2	8
Net revenue rate	10.03%	9.91%		10.15%	9.87%
Net yield on average loans	10.28	9.71		10.21	9.69

Auto
Loan and lease origination volume	$12.0	$10.0	20	$34.0	$29.7	14
Average auto operating lease assets	17.0	11.2	52%	15.3	10.8	42%
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
(e)Firmwide mortgage origination volume was $16.9 billion and $13.3 billion for the three months ended September 30, 2025 and 2024, respectively, and $44.4 billion and $33.2 billion for the nine months ended September 30, 2025 and 2024, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 77–83 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 201 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Revenue
Investment banking fees	$2,627	$2,267	16%	$7,388	$6,637	11%
Principal transactions	7,090	5,899	20	21,807	19,224	13
Lending- and deposit-related fees	1,315	997	32	3,841	2,894	33
Commissions and other fees	1,493	1,349	11	4,423	3,958	12
Card income	613	589	4	1,809	1,693	7
All other income	660	521	27	2,144	2,121	1
Noninterest revenue	13,798	11,622	19	41,412	36,527	13
Net interest income	6,080	5,393	13	17,667	15,989	10
Total net revenue(a)	19,878	17,015	17	59,079	52,516	12
Provision for credit losses	809	316	156	2,210	701	215

Noninterest expense
Compensation expense	4,862	4,510	8	15,206	14,158	7
Noncompensation expense	4,860	4,241	15	13,999	12,483	12
Total noninterest expense	9,722	8,751	11	29,205	26,641	10
Income before income tax expense	9,347	7,948	18	27,664	25,174	10
Income tax expense	2,446	2,257	8	7,171	6,964	3
Net income	$6,901	$5,691	21%	$20,493	$18,210	13%
Financial ratios
Return on equity	18%	17%		18%	18%
Overhead ratio	49	51		49	51
Compensation expense as percentage of total net revenue	24	27		26	27
(a)Included tax equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $644 million and $607 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 billion and $1.9 billion for the nine months ended September 30, 2025 and 2024, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenue by business
Investment Banking	$2,694	$2,354	14%	$7,646	$7,034	9%
Payments	4,917	4,370	13	14,217	13,382	6
Lending	1,872	1,894	(1)	5,616	5,554	1
Other	—	28	NM	6	29	(79)
Total Banking & Payments	9,483	8,646	10	27,485	25,999	6
Fixed Income Markets	5,613	4,651	21	17,152	15,060	14
Equity Markets	3,331	2,501	33	10,391	7,898	32
Securities Services	1,423	1,326	7	4,110	3,770	9
Credit Adjustments & Other(a)	28	(109)	NM	(59)	(211)	72
Total Markets & Securities Services	10,395	8,369	24	31,594	26,517	19
Total net revenue	$19,878	$17,015	17%	$59,079	$52,516	12%
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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking(b)	$6,544	$5,755	14%	$18,792	$17,411	8%
Commercial Banking	2,939	2,891	2	8,693	8,588	1
Commercial & Specialized Industries(c)	2,038	1,931	6	6,061	5,794	5
Commercial Real Estate Banking	901	960	(6)	2,632	2,794	(6)
Total Banking & Payments revenue	$9,483	$8,646	10%	$27,485	$25,999	6%
(a)Refer to Line of Business Metrics on page 201 for a description of each of the client coverage segments.
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
Quarterly results
Net income was $6.9 billion, up 21%.
Net revenue was $19.9 billion, up 17%.
Banking & Payments revenue was $9.5 billion, up 10%.
•Investment Banking revenue was $2.7 billion, up 14%. Investment Banking fees were up 16%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $527 million, up 53%, predominantly driven by higher revenue from IPOs and private placements.
–Debt underwriting fees were $1.2 billion, up 9%, predominantly driven by higher deal flow activity, including refinancings.
–Advisory fees were $926 million, up 9%, driven by the closing of a higher number of large transactions.
•Payments revenue was $4.9 billion, up 13%. Excluding the net impact of equity investments, which included higher markdowns in the prior year, revenue was up 6%, driven by higher average deposits and fee growth, partially offset by deposit margin compression.
•Lending revenue was $1.9 billion, down 1%.
Markets & Securities Services revenue was $10.4 billion, up 24%. Markets revenue was $8.9 billion, up 25%.
•Equity Markets revenue was $3.3 billion, up 33%, predominantly driven by higher revenue across products, particularly in Prime Finance.

•Fixed Income Markets revenue was $5.6 billion, up 21%, predominantly driven by higher revenue in Rates, Credit, the Securitized Products Group and Commodities.
•Securities Services revenue was $1.4 billion, up 7%, driven by higher average deposits as well as fee growth related to higher client activity and market levels, partially offset by deposit margin compression.
Noninterest expense was $9.7 billion, up 11%, largely driven by higher compensation, brokerage, regulatory and legal expense.
The provision for credit losses was $809 million, driven by net increases in the loan and lending-related commitment portfolios, estimated losses related to apparent borrower fraud in certain secured lending facilities, and changes in credit quality of client-specific exposures, partially offset by changes in certain macroeconomic variables. The net charge-offs were $567 million and the net addition to the allowance for credit losses was $242 million.
In the prior year, the provision was $316 million, the net addition to the allowance for credit losses was $160 million and net charge-offs were $156 million.
Refer to Credit and Investment Risk Management on pages 59-78, Allowance for Credit Losses on pages 75-77, and Critical Accounting Estimates on pages 87-89 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income of $20.5 billion, up 13%.
Net revenue was $59.1 billion, up 12%.
Banking & Payments revenue was $27.5 billion, up 6%.
•Investment Banking revenue was $7.6 billion, up 9%. Investment Banking fees were up 11%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $3.6 billion, up 12%, predominantly driven by several large deals.
–Advisory fees were $2.5 billion, up 10%, predominantly driven by the closing of a higher number of large transactions.
–Equity underwriting fees were $1.3 billion, up 10%, predominantly driven by higher revenue from follow-on offerings and IPOs.
•Payments revenue was $14.2 billion, up 6%. Excluding the net impact of equity investments, revenue was up 4%, driven by higher average deposits and fee growth, largely offset by deposit margin compression.
•Lending revenue was $5.6 billion, up 1%, predominantly driven by lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $31.6 billion, up 19%. Markets revenue was $27.5 billion, up 20%.
•Equity Markets revenue was $10.4 billion, up 32%, predominantly driven by higher revenue across products, particularly in Equity Derivatives.
•Fixed Income Markets revenue was $17.2 billion, up 14%, predominantly driven by higher revenue in Rates, Commodities and Currencies & Emerging Markets.
•Securities Services revenue was $4.1 billion, up 9%, driven by higher average deposits as well as fee growth related to higher client activity and market levels, partially offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $59 million, compared with a loss of $211 million in the prior year.
Noninterest expense was $29.2 billion, up 10%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage, technology and regulatory expense.
The provision for credit losses was $2.2 billion, driven by net increases in the loan and lending-related commitment portfolios, including in the Commercial and industrial portfolio, changes in credit quality of client-specific exposures, and estimated losses related to apparent borrower fraud in certain secured lending facilities, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook. The net addition to the allowance for credit losses was $1.1 billion and net charge-offs were $1.1 billion.
In the prior year, the provision was $701 million, net charge-offs were $389 million and the net addition to the allowance for credit losses was $312 million.

Selected metrics
(in millions, except employees)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2025	2024	Change	2025		2024	Change
Selected balance sheet data (period-end)
Total assets	$2,328,000	$2,047,022	14%	$2,328,000		$2,047,022	14%
Loans:
Loans retained	538,016	483,915	11	538,016		483,915	11
Loans held-for-sale and loans at fair value(a)	56,057	47,728	17	56,057		47,728	17
Total loans	594,073	531,643	12	594,073		531,643	12
Equity	149,500	132,000	13	149,500		132,000	13

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking(c)	$132,560	$134,750	(2)%	$132,560	(e)	$134,750	(2)%
Commercial Banking	222,464	218,733	2	222,464		218,733	2
Commercial & Specialized Industries(d)	76,010	73,782	3	76,010		73,782	3
Commercial Real Estate Banking	146,454	144,951	1	146,454		144,951	1
Total Banking & Payments loans	355,024	353,483	—	355,024		353,483	—

Selected balance sheet data (average)
Total assets	$2,266,445	$2,008,127	13	$2,173,201		$1,906,414	14
Trading assets-debt and equity instruments	796,017	663,302	20	746,796		627,689	19
Trading assets-derivative receivables	61,132	54,133	13	58,986		56,741	4
Loans:
Loans retained	$528,135	$476,256	11	$507,502		$473,113	7
Loans held-for-sale and loans at fair value(a)	55,545	44,868	24	50,784		43,762	16
Total loans	$583,680	$521,124	12	$558,286		$516,875	8
Deposits	1,194,410	1,064,402	12	1,157,201		1,052,438	10
Equity	149,500	132,000	13	149,500		132,000	13

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking(c)	$132,101	$129,024	2%	$126,386	(e)	$129,232	(2)%
Commercial Banking	221,534	219,406	1	220,005		220,826	—
Commercial & Specialized Industries(d)	75,270	74,660	1	74,434		76,411	(3)
Commercial Real Estate Banking	146,264	144,746	1	145,571		144,415	1
Total Banking & Payments loans	$353,635	$348,430	1	$346,391		$350,058	(1)

Employees	94,191	93,754	—%	94,191	(f)	93,754	—%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 201 for a description of each of the client coverage segments.
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
(e)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(f)In the first quarter of 2025, 219 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2025	2024	Change	2025	2024	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$567	$156	263%	$1,069	$389	175%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$4,033	$2,857	41	$4,033	$2,857	41
Nonaccrual loans held-for-sale and loans at fair value(b)	1,338	1,187	13	1,338	1,187	13
Total nonaccrual loans	5,371	4,044	33	5,371	4,044	33
Derivative receivables	224	210	7	224	210	7
Assets acquired in loan satisfactions	197	216	(9)	197	216	(9)
Total nonperforming assets	$5,792	$4,470	30	$5,792	$4,470	30
Allowance for credit losses:
Allowance for loan losses	$7,609	$7,427	2	$7,609	$7,427	2
Allowance for lending-related commitments	2,798	2,013	39	2,798	2,013	39
Total allowance for credit losses	$10,407	$9,440	10%	$10,407	$9,440	10%
Net charge-off/(recovery) rate(c)	0.43%	0.13%		0.28%	0.11%
Allowance for loan losses to period-end loans retained	1.41	1.53		1.41	1.53
Allowance for loan losses to nonaccrual loans retained(a)	189	260		189	260
Nonaccrual loans to total period-end loans	0.90%	0.76%		0.90%	0.76%
(a)Allowance for loan losses of $724 million and $366 million were held against these nonaccrual loans at September 30, 2025 and 2024, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $93 million and $38 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Advisory	$926	$847	9%	$2,464	$2,230	10%
Equity underwriting	527	344	53	1,316	1,194	10
Debt underwriting(a)	1,174	1,076	9	3,608	3,213	12
Total investment banking fees	$2,627	$2,267	16%	$7,388	$6,637	11%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2024
	2025		2024		2025		2024
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.7%	# 2	8.6%	# 2	8.3%	# 2	9.0%	# 1	9.3%
U.S.	2	8.8	2	9.3	2	8.9	2	10.7	2	11.1
Equity and equity-related(c)
Global	1	10.0	2	10.0	1	10.5	1	10.9	1	10.9
U.S.	1	12.9	1	14.2	1	14.1	1	14.4	1	14.6
Long-term debt(d)
Global	1	7.1	1	7.3	1	7.3	1	7.6	1	7.5
U.S.	2	9.4	1	11.3	1	10.1	1	11.2	1	11.3
Loan syndications
Global	2	9.1	1	9.1	1	10.7	1	10.6	1	10.2
U.S.	2	9.6	2	10.2	2	11.9	1	12.3	1	11.8
Global investment banking fees(e)	# 1	8.5%	# 1	8.4%	# 1	8.7%	# 1	9.0%	# 1	9.1%
(a)Source: Dealogic as of October 1, 2025. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2025			2024
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,115	$3,907	$7,022	$2,379	$3,486	$5,865
Lending- and deposit-related fees	101	51	152	79	31	110
Commissions and other fees	143	623	766	166	518	684
All other income	361	(37)	324	408	7	415
Noninterest revenue	3,720	4,544	8,264	3,032	4,042	7,074
Net interest income	1,893	(1,213)	680	1,619	(1,541)	78
Total net revenue	$5,613	$3,331	$8,944	$4,651	$2,501	$7,152

	Nine months ended September 30,			Nine months ended September 30,
	2025			2024
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$9,742	$11,946	$21,688	$8,235	$10,839	$19,074
Lending- and deposit-related fees	344	125	469	282	71	353
Commissions and other fees	474	1,819	2,293	475	1,554	2,029
All other income	1,143	(76)	1,067	1,363	(45)	1,318
Noninterest revenue	11,703	13,814	25,517	10,355	12,419	22,774
Net interest income	5,449	(3,423)	2,026	4,705	(4,521)	184
Total net revenue	$17,152	$10,391	$27,543	$15,060	$7,898	$22,958

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$18,026	$16,696	8%	$18,026	$16,696	8%
Equity	17,404	15,000	16	17,404	15,000	16
Other(a)	4,698	4,136	14	4,698	4,136	14
Total AUC	$40,128	$35,832	12	$40,128	$35,832	12
Client deposits and other third-party liabilities (average)(b)	$1,111,143	$966,025	15%	$1,078,717	$944,862	14%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,106	$3,260	26%	$13,164	$11,701	13%
Asia-Pacific	2,819	2,439	16	8,105	6,742	20
Latin America/Caribbean	676	615	10	1,937	1,889	3
Total international net revenue	7,601	6,314	20	23,206	20,332	14
North America	12,277	10,701	15	35,873	32,184	11
Total net revenue	$19,878	$17,015	17	$59,079	$52,516	12

Loans retained (period-end)(a)
Europe/Middle East/Africa	$57,786	$47,900	21	$57,786	$47,900	21
Asia-Pacific	18,898	16,066	18	18,898	16,066	18
Latin America/Caribbean	10,818	8,932	21	10,818	8,932	21
Total international loans	87,502	72,898	20	87,502	72,898	20
North America	450,514	411,017	10	450,514	411,017	10
Total loans retained	$538,016	$483,915	11	$538,016	$483,915	11

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$299,490	$266,066	13	$295,183	$262,328	13
Asia-Pacific	154,457	139,563	11	154,776	137,707	12
Latin America/Caribbean	48,288	43,517	11	46,292	42,418	9
Total international	$502,235	$449,146	12	$496,251	$442,453	12
North America	608,908	516,879	18	582,466	502,409	16
Total client deposits and other third-party liabilities	$1,111,143	$966,025	15	$1,078,717	$944,862	14

AUC (period-end)(b) (in billions)
North America	$26,992	$23,960	13	$26,992	$23,960	13
All other regions	13,136	11,872	11	13,136	11,872	11
Total AUC	$40,128	$35,832	12%	$40,128	$35,832	12%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 84–87 of JPMorganChase’s 2024 Form 10-K and Line of Business Metrics on page 202 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue
Asset management fees	$3,885	$3,427	13%	$11,122	$9,901	12%
Commissions and other fees	296	224	32	883	649	36
All other income(a)	156	148	5	398	396	1
Noninterest revenue	4,337	3,799	14	12,403	10,946	13
Net interest income	1,729	1,640	5	5,154	4,854	6
Total net revenue	6,066	5,439	12	17,557	15,800	11

Provision for credit losses	59	4	NM	95	(33)	NM

Noninterest expense
Compensation expense	2,155	1,994	8	6,363	5,926	7
Noncompensation expense	1,663	1,645	1	4,901	4,716	4
Total noninterest expense	3,818	3,639	5	11,264	10,642	6

Income before income tax expense	2,189	1,796	22	6,198	5,191	19
Income tax expense	531	445	19	1,484	1,287	15
Net income	$1,658	$1,351	23	$4,714	$3,904	21

Revenue by line of business
Asset Management	$2,916	$2,525	15	$8,292	$7,288	14
Global Private Bank	3,150	2,914	8	9,265	8,512	9
Total net revenue	$6,066	$5,439	12%	$17,557	$15,800	11%

Financial ratios
Return on equity	40%	34%		39%	33%
Overhead ratio	63	67		64	67
Pre-tax margin ratio:
Asset Management	35	32		33	30
Global Private Bank	37	34		37	35
Asset & Wealth Management	36	33		35	33
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.

Quarterly results
Net income was $1.7 billion, up 23%.
Net revenue was $6.1 billion, up 12%. Net interest income was $1.7 billion, up 5%. Noninterest revenue was $4.3 billion, up 14%.
Revenue from Asset Management was $2.9 billion, up 15%, predominantly driven by higher asset management fees, reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $3.2 billion, up 8%, driven by:
•higher noninterest revenue as a result of higher management fees predominantly due to strong net inflows and higher brokerage fees, and
•higher net interest income, driven by higher average loans and deposits, largely offset by narrower spreads on loans.
Noninterest expense was $3.8 billion, up 5%, driven by:
•higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees, largely offset by
•lower legal expense.
The provision for credit losses was $59 million, driven by the impact of a charge-off related to a client-specific exposure. Net charge-offs were $62 million, and the net reduction in the allowance for credit losses was $3 million. In the prior year, the provision was $4 million.
Refer to Note 5 for additional information on lending related fees.
Refer to Credit and Investment Risk Management on pages 59-78 and Allowance for Credit Losses on pages 75-77 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $4.7 billion, up 21%.
Net revenue was $17.6 billion, up 11%. Net interest income was $5.2 billion, up 6%. Noninterest revenue was $12.4 billion, up 13%.
Revenue from Asset Management was $8.3 billion, up 14%, predominantly driven by higher asset management fees, reflecting strong net inflows and higher average market levels.
Revenue from Global Private Bank was $9.3 billion, up 9%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees predominantly due to strong net inflows, as well as higher brokerage fees, partially offset by
–a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income, driven by higher average loans and deposits, partially offset by narrower spreads on loans.
Noninterest expense was $11.3 billion, up 6%, driven by:
•higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees, partially offset by
• lower legal expense.
The provision for credit losses was $95 million, largely driven by the impact of a charge-off related to a client-specific exposure. Net charge-offs were $62 million, and the net addition to the allowance for credit losses was $33 million. In the prior year, the provision was a net benefit of $33 million.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, ratios and employees)	2025	2024	Change	2025		2024	Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	65%	70%		65%		70%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	62	70		62		70
3 years	66	75		66		75
5 years	78	73		78		73

Selected balance sheet data (period-end)(c)
Total assets	$282,322	$253,750	11%	$282,322		$253,750	11%
Loans	257,988	233,903	10	257,988		233,903	10
Deposits	239,999	248,984	(4)	239,999		248,984	(4)
Equity	16,000	15,500	3	16,000		15,500	3

Selected balance sheet data (average)(c)
Total assets	$272,954	$247,768	10	$262,556		$243,784	8
Loans	250,730	229,299	9	241,812		225,630	7
Deposits	241,454	236,470	2	244,635		230,560	6
Equity	16,000	15,500	3	16,000		15,500	3

Employees	29,714	29,112	2	29,714	(d)	29,112	2

Number of Global Private Bank client advisors	4,050	3,753	8	4,050		3,753	8

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$62	$12	417	$62		$23	170
Nonaccrual loans	1,129	764	48	1,129		764	48
Allowance for credit losses:
Allowance for loan losses	$555	$566	(2)	$555		$566	(2)
Allowance for lending-related commitments	52	38	37	52		38	37
Total allowance for credit losses	$607	$604	—	$607		$604	—
Net charge-off/(recovery) rate	0.10%	0.02%		0.03%		0.01%
Allowance for loan losses to period-end loans	0.22	0.24		0.22		0.24
Allowance for loan losses to nonaccrual loans	49	74		49		74
Nonaccrual loans to period-end loans	0.44	0.33		0.44		0.33
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

Client assets
Assets under management were $4.6 trillion, up 18%, and client assets were $6.8 trillion, up 20%. These increases were each driven by continued net inflows and higher market levels.

	As of September 30,
(in billions)	2025	2024	Change
Assets by asset class
Liquidity	$1,174	$983	19%
Fixed income	971	854	14
Equity	1,371	1,094	25
Multi-asset	855	763	12
Alternatives	228	210	9
Total assets under management	4,599	3,904	18
Custody/brokerage/administration/deposits	2,239	1,817	23
Total client assets(a)	$6,838	$5,721	20

Assets by client segment
Private Banking(b)	$1,364	$1,115	22
Global Institutional	1,837	1,622	13
Global Funds(b)	1,398	1,167	20
Total assets under management	$4,599	$3,904	18

Private Banking(b)	$3,423	$2,806	22
Global Institutional	1,994	1,739	15
Global Funds(b)	1,421	1,176	21
Total client assets(a)	$6,838	$5,721	20%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2025, the Firm realigned certain client assets from Private Banking to Global Funds to reflect them in the client segment where the assets are invested. Prior period amounts have been revised to conform with the current presentation.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2025	2024	2025	2024
Assets under management rollforward
Beginning balance	$4,343	$3,682	$4,045	$3,422
Net asset flows:
Liquidity	37	34	78	46
Fixed income	31	37	69	73
Equity	31	21	84	73
Multi-asset	4	10	5	5
Alternatives	6	4	(1)	7
Market/performance/other impacts	147	116	319	278
Ending balance, September 30	$4,599	$3,904	$4,599	$3,904

Client assets rollforward
Beginning balance	$6,421	$5,387	$5,932	$5,012
Net asset flows	147	140	347	262
Market/performance/other impacts	270	194	559	447
Ending balance, September 30	$6,838	$5,721	$6,838	$5,721

Selected Firmwide Metrics - Wealth Management
	As of September 30,
	2025	2024	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$4,373	$3,648	20%
Number of client advisors	10,075	9,528	6

Stock Plan Administration(b)
Number of stock plan participants (in thousands)	1,796	1,118	61
Client assets (in billions)	$357	$254	41%
(a)Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.
(b)Relates to an equity plan administration business which was acquired in 2022 with the Firm’s purchase of Global Shares. The increase in 2025 includes the impact of onboarding participants in the Firm’s employee stock plans during the fourth quarter of 2024.

International
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total net revenue(a)
Europe/Middle East/Africa	$1,008	$882	14%	$2,912	$2,587	13%
Asia-Pacific	625	505	24	1,775	1,488	19
Latin America/Caribbean	313	267	17	897	798	12
Total international net revenue	1,946	1,654	18	5,584	4,873	15
North America	4,120	3,785	9	11,973	10,927	10
Total net revenue(a)	$6,066	$5,439	12%	$17,557	$15,800	11%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2025	2024	Change	2025	2024	Change
Assets under management
Europe/Middle East/Africa	$690	$597	16%	$690	$597	16%
Asia-Pacific	357	293	22	357	293	22
Latin America/Caribbean	122	106	15	122	106	15
Total international assets under management	1,169	996	17	1,169	996	17
North America	3,430	2,908	18	3,430	2,908	18
Total assets under management	$4,599	$3,904	18	$4,599	$3,904	18

Client assets
Europe/Middle East/Africa	$994	$838	19	$994	$838	19
Asia-Pacific	606	462	31	606	462	31
Latin America/Caribbean	293	257	14	293	257	14
Total international client assets	1,893	1,557	22	1,893	1,557	22
North America	4,945	4,164	19	4,945	4,164	19
Total client assets	$6,838	$5,721	20%	$6,838	$5,721	20%

CORPORATE
Refer to pages 88–90 of JPMorganChase’s 2024 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except employees)	2025	2024	Change	2025		2024		Change
Revenue
Principal transactions	$(54)	$(1)	NM	$(195)		$124		NM
Investment securities gains/(losses)	105	(16)	NM	14		(928)		NM
All other income	246	172	43%	1,180		8,442	(f)	(86)%
Noninterest revenue	297	155	92	999		7,638		(87)
Net interest income	1,406	2,915	(52)	4,546		7,756		(41)
Total net revenue(a)	1,703	3,070	(45)	5,545		15,394		(64)
Provision for credit losses	(3)	(4)	25	3		28		(89)
Noninterest expense	445	589	(24)	1,177	(c)	3,444	(c)(g)	(66)
Income before income tax expense	1,261	2,485	(49)	4,365		11,922		(63)
Income tax expense	436	675	(35)	152	(d)	2,657		(94)
Net income	$825	$1,810	(54)	$4,213		$9,265		(55)
Total net revenue
Treasury and CIO	$1,687	$3,154	(47)	$4,900		$7,555		(35)
Other Corporate	16	(84)	NM	645		7,839		(92)
Total net revenue	$1,703	$3,070	(45)	$5,545		$15,394		(64)
Net income
Treasury and CIO	$1,166	$2,291	(49)	$3,445		$5,445		(37)
Other Corporate	(341)	(481)	29	768	(c)	3,820	(c)	(80)
Total net income	$825	$1,810	(54)	$4,213		$9,265		(55)
Total assets (period-end)	$1,297,608	$1,276,238	2	$1,297,608		$1,276,238		2
Loans (period-end)	2,707	2,302	18	2,707		2,302		18
Deposits (period-end)(b)	34,145	30,170	13	34,145		30,170		13
Employees	50,013	49,213	2%	50,013	(e)	49,213		2%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $39 million and $44 million for the three months ended September 30, 2025 and 2024, respectively, and $113 million and $138 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included an FDIC special assessment accrual release of $437 million and an accrual increase of $725 million for the nine months ended September 30, 2025 and 2024, respectively.
(d)Included a $774 million income tax benefit recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
(e)In the first quarter of 2025, 768 employees were transferred from the LOBs to Corporate as a result of the centralization of certain functions.
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

Quarterly results
Net income was $825 million, compared with $1.8 billion in the prior year.
Net revenue was $1.7 billion, compared with $3.1 billion in the prior year.
Net interest income was $1.4 billion, down $1.5 billion, predominantly driven by the impact of lower rates and changes in the FTP for consumer deposits.
Refer to Business Segment & Corporate Results on page 20 for additional information on FTP.
Noninterest revenue was $297 million, compared with $155 million in the prior year, primarily driven by:
•an increase associated with an equity investment, and
•a net gain in investment securities as compared with a net loss in the prior year that was associated with repositioning the investment securities portfolio in Treasury and CIO. The net gain was predominantly related to sales of U.S. GSE and government agency MBS and U.S. Treasuries.
Refer to Note 9 and Note 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $445 million, compared with $589 million in the prior year.
The current period income tax expense was driven by changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, partially offset by tax benefits related to the Firm's 2024 U.S. federal tax return.
Other Corporate includes the Firm's international consumer initiatives, which primarily consists of Chase U.K., Nutmeg (which was rebranded as J.P. Morgan Personal Investing as of November 3, 2025), and an ownership stake in C6 Bank.
The deposits within Corporate relate to the Firm’s international consumer initiatives and have increased as a result of growth in client accounts.
Year-to-date results
Net income was $4.2 billion, compared with $9.3 billion in the prior year.
Net revenue was $5.5 billion, compared with $15.4 billion in the prior year.
Net interest income was $4.5 billion, down $3.2 billion, driven by the impact of changes in the FTP for consumer deposits and of lower rates, partially offset by the impact of investment securities activity including from prior quarters.
Noninterest revenue was $999 million, compared with $7.6 billion in the prior year, driven by:
•the absence of the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
•a net gain in investment securities as compared with a net loss in the prior year that was associated with repositioning the investment securities portfolio in Treasury and CIO. The prior year net loss was primarily related to sales of U.S. GSE and government agency MBS and U.S. Treasuries, and
•the $588 million First Republic-related gain recorded in the first quarter of 2025.
Refer to Note 5 for additional information on the First Republic-related gain.
Noninterest expense was $1.2 billion, down 66%, predominantly driven by:
•lower FDIC-related expense driven by releases of FDIC special assessment accruals of $437 million, compared with an accrual increase of $725 million in the first quarter of the prior year, and
•the absence of the following items recorded in the prior year:
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic.
The current period income tax expense was driven by:
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, predominantly offset by
•a $774 million income tax benefit recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025,
•tax benefits related to the Firm's 2024 U.S. federal tax return, and
•higher tax benefits related to the vesting of employee share-based awards.

Treasury and CIO overview
At September 30, 2025, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 51-58 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 79-85 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions)	2025		2024	Change	2025		2024	Change
Investment securities gains/(losses)	$105		$(16)	NM	$14		$(928)	NM
Available-for-sale securities (average)	$495,777	(b)	$306,244	62%	$450,365	(b)	$259,003	74%
Held-to-maturity securities (average)	269,717	(b)	313,898	(14)	267,366	(b)	332,932	(20)
Investment securities portfolio (average)	$765,494		$620,142	23	$717,731		$591,935	21
Available-for-sale securities (period-end)	$487,277	(b)	$331,715	47	$487,277	(b)	$331,715	47
Held-to-maturity securities (period-end)	293,446	(b)	299,954	(2)	293,446	(b)	299,954	(2)
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$780,723		$631,669	24%	$780,723		$631,669	24%
(a)As of September 30, 2025 and 2024, the allowance for credit losses on investment securities was $72 million and $123 million, respectively.
(b)During the third quarter of 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		96
Capital Risk	44–50	97-107
Liquidity Risk	51–58	108-115
Reputation Risk		116
Consumer Credit Risk	61–65	120-125
Wholesale Credit Risk	66–74	126-136
Investment Portfolio Risk	78	140
Market Risk	79–85	141-149
Country Risk	86	150-151
Climate Risk		152
Operational Risk		153-156
Compliance Risk		157
Conduct Risk		158
Legal Risk		159
Estimations and Model Risk		160

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
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. Bank Holding Companies (“BHCs”) and banks, including the Firm and JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets ("RWA"), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Under the rules currently in effect, two comprehensive approaches are prescribed for calculating Basel III RWA: a standardized approach (“Standardized”), and an advanced approach (“Advanced”).
For each of these risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements.
As of September 30, 2025, the Firm’s Standardized risk-based ratios continue to be more binding than the Advanced risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs.
Refer to page 47 of this Form 10-Q and page 104 of JPMorganChase's 2024 Form 10-K for additional information on SLR.
Key Regulatory Developments
Enhanced Supervisory Stress Test Transparency and Public Accountability Proposals
In October 2025, the Federal Reserve issued proposals to enhance the transparency and public accountability of its annual supervisory stress test used to set the Stress Capital Buffer ("SCB") for large bank holding companies, including the Firm. The proposals would require the Federal Reserve to publish comprehensive documentation of the supervisory stress test models and annual stress test scenarios for public comment, including the scenarios for the upcoming 2026 stress test. The proposals also introduce an enhanced disclosure process, under which material changes to stress test models and scenarios would be subject to public comment prior to implementation. Based on the Federal Reserve’s analysis, the proposed changes to the stress test models and scenarios are not expected to materially change the SCB for firms, such as JPMorganChase, that are subject to the supervisory stress test.
SCB Volatility Reduction Proposal
In April 2025, the Federal Reserve proposed changes to the calculation of the SCB for large bank holding companies, including the Firm. The proposal aims to reduce SCB volatility by using the average of supervisory stress results from the previous two annual stress tests to calculate the SCB. The proposal would also modify the annual effective date of the SCB from October 1 to January 1 and make targeted changes to reporting requirements to streamline data collection.
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
Refer to page 100 of JPMorganChase's 2024 Form 10-K for information on the U.S. Method 1 GSIB Surcharge.
Refer to page 99 of JPMorganChase's 2024 Form 10-K for information on other Key Regulatory Developments.

Selected capital and RWA data
The following tables present the Firm’s risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 97–107 of JPMorganChase’s 2024 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	September 30, 2025	December 31, 2024	Capital ratio requirements(b)	September 30, 2025		December 31, 2024		Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$287,297	$275,513		$287,297		$275,513
Tier 1 capital	306,599	294,881		306,599		294,881
Total capital	343,215	325,589		328,356	(c)	311,898	(c)
Risk-weighted assets	1,935,868	1,757,460		1,932,404	(c)	1,740,429	(c)
CET1 capital ratio	14.8%	15.7%	12.3%	14.9%		15.8%		11.5%
Tier 1 capital ratio	15.8	16.8	13.8	15.9		16.9		13.0
Total capital ratio	17.7	18.5	15.8	17.0		17.9		15.0
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

Three months ended (in millions, except ratios)	September 30, 2025	December 31, 2024	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,464,441	$4,070,499
Tier 1 leverage ratio	6.9%	7.2%	4.0%
Total leverage exposure	$5,272,950	$4,837,568
SLR	5.8%	6.1%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to CET1 capital, Tier 1 capital and Total capital as of September 30, 2025 and December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024
Total stockholders’ equity	$360,212	$344,758
Less: Preferred stock	20,045	20,050
Common stockholders’ equity	340,167	324,708
Add:
Certain deferred tax liabilities(a)	2,906	2,943
Other CET1 capital adjustments(b)	947	4,499
Less:
Goodwill(c)	54,108	53,763
Other intangible assets	2,615	2,874
Standardized/Advanced CET1 capital	$287,297	$275,513
Add: Preferred stock	20,045	20,050
Less: Other Tier 1 adjustments	743	682
Standardized/Advanced Tier 1 capital	$306,599	$294,881
Long-term debt and other instruments qualifying as Tier 2 capital	$14,605	$10,312
Qualifying allowance for credit losses(d)	22,978	20,992
Other	(967)	(596)
Standardized Tier 2 capital	$36,616	$30,708
Standardized Total capital	$343,215	$325,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(14,859)	(13,691)
Advanced Tier 2 capital	$21,757	$17,017
Advanced Total capital	$328,356	$311,898
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2025 and December 31, 2024, included a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $2.2 billion and $5.2 billion. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The period ended December 31, 2024 included benefit from the CECL capital transition provisions of $720 million.
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
(f)As of September 30, 2025 and December 31, 2024, included an incremental $481 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2025.

Nine months ended September 30, (in millions)	2025
Standardized/Advanced CET1 capital at December 31, 2024	$275,513
Net income applicable to common equity	43,204
Dividends declared on common stock	(11,969)
Net purchase of treasury stock	(22,308)
Changes in additional paid-in capital	(46)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	2,274
Translation adjustments, net of hedges(a)	1,345
Fair value hedges	57
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	(40)
Changes related to other CET1 capital adjustments(b)	(733)
Change in Standardized/Advanced CET1 capital	11,784
Standardized/Advanced CET1 capital at September 30, 2025	$287,297
Standardized/Advanced Tier 1 capital at December 31, 2024	$294,881
Change in CET1 capital(b)	11,784
Net redemptions of noncumulative perpetual preferred stock	(5)
Other	(61)
Change in Standardized/Advanced Tier 1 capital	11,718
Standardized/Advanced Tier 1 capital at September 30, 2025	$306,599
Standardized Tier 2 capital at December 31, 2024	$30,708
Change in long-term debt and other instruments qualifying as Tier 2(c)	4,293
Change in qualifying allowance for credit losses(b)	1,986
Other	(371)
Change in Standardized Tier 2 capital	5,908
Standardized Tier 2 capital at September 30, 2025	$36,616
Standardized Total capital at September 30, 2025	$343,215
Advanced Tier 2 capital at December 31, 2024	$17,017
Change in long-term debt and other instruments qualifying as Tier 2(c)	4,293
Change in qualifying allowance for credit losses(b)(d)	818
Other	(371)
Change in Advanced Tier 2 capital	4,740
Advanced Tier 2 capital at September 30, 2025	$21,757
Advanced Total capital at September 30, 2025	$328,356
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Reflects the final phase out of the CECL benefit. Refer to Note 21 for additional information on the CECL capital transition.
(c)Includes issuance of $4.0 billion of subordinated notes due 2036. Refer to Long-term funding on page 57 of this Form 10-Q and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s subordinated debt.
(d)As of September 30, 2025 and December 31, 2024, included an incremental $481 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Standardized and Advanced approaches for the nine months ended September 30, 2025. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2025 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2024	$1,672,763	$84,697	$1,757,460	$1,218,005	$85,132	$437,292	$1,740,429
Model & data changes(a)	(3,505)	(1,699)	(5,204)	(2,021)	(1,699)	—	(3,720)
Movement in portfolio levels(b)	161,151	22,461	183,612	150,415	23,327	21,953	195,695
Changes in RWA	157,646	20,762	178,408	148,394	21,628	21,953	191,975
September 30, 2025	$1,830,409	$105,459	$1,935,868	$1,366,399	$106,760	$459,245	$1,932,404
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier as a result of Regulatory VaR backtesting exceptions as prescribed by the capital rules; and for Operational risk RWA, updates to cumulative losses, macroeconomic model inputs and other model parameters.
(c)As of September 30, 2025 and December 31, 2024, the Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $243.1 billion and $208.0 billion, respectively; and the Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $235.1 billion and $192.1 billion, respectively.
(d)As of September 30, 2025 and December 31, 2024, Credit risk RWA reflected approximately $38.5 billion and $43.3 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 104 of JPMorganChase’s 2024 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2025	December 31, 2024
Tier 1 capital	$306,599	$294,881
Total average assets	4,519,945	4,125,167
Less: Regulatory capital adjustments(a)	55,504	54,668
Total adjusted average assets(b)	4,464,441	4,070,499
Add: Off-balance sheet exposures(c)	808,509	767,069
Total leverage exposure	$5,272,950	$4,837,568
SLR	5.8%	6.1%
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
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	September 30, 2025	December 31, 2024
Consumer & Community Banking	$56.0	$54.5
Commercial & Investment Bank	149.5	132.0
Asset & Wealth Management	16.0	15.5
Corporate	118.7	122.7
Total common stockholders’ equity	$340.2	$324.7

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On September 16, 2025, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.50 per share, payable on October 31, 2025, an increase from the prior dividend of $1.40 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock repurchases
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Total number of shares of common stock repurchased	28.0	30.3	87.7	73.2
Aggregate purchase price of common stock repurchases(a)	$8,315	$6,361	$23,378	$14,528
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
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 203-204 of this Form 10-Q and page 39 of JPMorganChase’s 2024 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $282 million and $286 million, and $819 million and $1.0 billion, for the three and nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
On July 1, 2025, the Firm announced that under the current SCB framework, its preliminary requirement provided by the Federal Reserve is 2.5% (down from 3.3%), and the Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, is 11.5% (down from 12.3%). On August 29, 2025, the Federal Reserve affirmed these requirements. The SCB requirement became effective on October 1, 2025 and will remain in effect until September 30, 2026 based on the current rules.
Refer to page 44 for Key Regulatory Developments related to proposed changes to the SCB requirement.
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

	September 30, 2025		December 31, 2024
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$567.6	$247.4	$546.6	$236.8
% of RWA	29.3%	12.8%	31.1%	13.5%
Regulatory requirements	23.0	10.5	23.0	10.5
Surplus/(shortfall)	$122.3	$44.1	$142.3	$52.3
% of total leverage exposure	10.8%	4.7%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$66.6	$10.1	$87.0	$19.2

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
The following table presents J.P. Morgan Securities’ net capital.

September 30, 2025
(in millions)	Actual	Minimum
Net capital	$25,243	$7,001
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of September 30, 2025, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

September 30, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$54,126
CET1 capital ratio	14.3%	4.5%
Tier 1 capital ratio	18.3	6.0
Total capital ratio	21.9	8.0
Tier 1 leverage ratio	5.4	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2025 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of September 30, 2025, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

September 30, 2025	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$54,080
CET1 capital ratio	18.2%	4.5%
Tier 1 capital ratio	18.2	6.0
Total capital ratio	32.9	8.0
Tier 1 leverage ratio	5.6	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of September 30, 2025 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2025	June 30, 2025	September 30, 2024
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$308,298	$349,403	$412,389
Eligible securities(b)(c)	638,020	572,533	453,899
Total HQLA(d)	$946,318	$921,936	$866,288
Net cash outflows	$858,157	$818,334	$762,072
LCR	110%	113%	114%
Net excess eligible HQLA(d)	$88,161	$103,602	$104,216
JPMorgan Chase Bank N.A.:
LCR	117%	120%	121%
Net excess eligible HQLA	$152,886	$170,765	$168,137
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
The Firm’s average LCR decreased during the three months ended September 30, 2025, compared with the three months ended June 30, 2025, predominantly due to the use of liquidity resources in support of Markets activities in CIB.
The Firm’s average LCR decreased during the three months ended September 30, 2025, compared with the three months ended September 30, 2024, driven by repurchases of and dividends on common stock and the use of liquidity resources in support of Markets activities in CIB, largely offset by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2025 decreased compared with the three months ended June 30, 2025, due to loan growth, partially offset by higher deposits and higher market values of HQLA-eligible investment securities.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2025 decreased compared with the three months ended September 30, 2024, driven by loan growth, predominantly offset by higher deposits.
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

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $554 billion and $594 billion as of September 30, 2025 and December 31, 2024, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2024, was driven by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A., largely offset by an increase in unencumbered CIB trading assets.
The Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities as of September 30, 2025 and December 31, 2024, respectively. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $956 billion and $834 billion, and unencumbered marketable securities with a fair value of approximately $554 billion and $594 billion.
The Firm also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $444 billion and $413 billion as of September 30, 2025 and December 31, 2024, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased compared to December 31, 2024 predominantly due to a higher amount of commercial loans and mortgages pledged at Federal Reserve Banks and the FHLBs. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended September 30, 2025, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report for the quarters ended June 30, 2025 and March 31, 2025 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2025 and December 31, 2024, and the average deposit balances for the three and nine months ended September 30, 2025 and 2024, respectively.

	September 30, 2025	December 31, 2024	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2025	2024	2025	2024
Consumer & Community Banking	$1,058,388	$1,056,652	$1,058,025	$1,053,701	$1,057,371	$1,068,774
Commercial & Investment Bank	1,215,944	1,073,512	1,194,410	1,064,402	1,157,201	1,052,438
Asset & Wealth Management	239,999	248,287	241,454	236,470	244,635	230,560
Corporate	34,145	27,581	30,670	28,737	27,797	24,680
Total Firm	$2,548,476	$2,406,032	$2,524,559	$2,383,310	$2,487,004	$2,376,452
The Firm believes that deposits provide a stable source of funding and reduce the Firm’s reliance on the wholesale funding markets. A significant portion of the Firm’s deposits are consumer deposits and wholesale operating deposits, which are both considered to be stable sources of liquidity. Wholesale operating deposits are generally considered to be stable sources of liquidity because they are generated from clients that maintain operating service relationships with the Firm.
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption, average deposit trends may be impacted.
Average deposits increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, reflecting the impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, and
•an increase in CCB primarily driven by new accounts, offset by increased customer spending.
Average deposits increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, reflecting the net impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM as a result of growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, and
•a decrease in CCB primarily driven by increased customer spending, predominantly offset by new accounts.

Period-end deposits increased from December 31, 2024, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services, and
•a decrease in AWM primarily driven by migration into other investment products as a result of the maturity of higher-yielding product offerings, partially offset by growth in both new accounts and balances in existing accounts.
Deposits in CCB were relatively flat, reflecting new accounts, offset by increased customer spending.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 15-16 and pages 20-42, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At September 30, 2025 and December 31, 2024, Firmwide estimated uninsured deposits were $1,548.1 billion and $1,414.0 billion, respectively, primarily reflecting wholesale operating deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	September 30, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$103,044	$77,480	$119,333	$77,253
Over three months but within 6 months	25,129	6,128	11,040	12,229
Over six months but within 12 months	4,379	1,324	7,056	1,542
Over 12 months	727	2,090	823	1,924
Total	$133,279	$87,022	$138,252	$92,948
The table below shows the deposit and loan balances, deposits as a percentage of total liabilities, and the loans-to-deposits ratios, as of September 30, 2025 and December 31, 2024.

(in billions except ratios)	September 30, 2025	December 31, 2024
Deposits	$2,548.5	$2,406.0
Deposits as a % of total liabilities	61%	66%
Loans	$1,435.2	$1,348.0
Loans-to-deposits ratio	56%	56%

The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three and nine months ended September 30, 2025 and 2024.

(in millions)	Average balances
	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S. offices
Noninterest-bearing	$577,061	$605,498	$569,457	$617,539
Interest-bearing
Demand(a)	327,328	279,852	317,697	278,940
Savings(b)	878,207	789,805	867,262	798,176
Time	222,748	230,656	224,140	220,353
Total interest-bearing deposits	1,428,283	1,300,313	1,409,099	1,297,469
Total deposits in U.S. offices	2,005,344	1,905,811	1,978,556	1,915,008
Non-U.S. offices
Noninterest-bearing	33,540	28,459	30,893	26,069
Interest-bearing
Demand	394,833	351,368	384,374	342,477
Time	90,842	97,672	93,181	92,898
Total interest-bearing deposits	485,675	449,040	477,555	435,375
Total deposits in non-U.S. offices	519,215	477,499	508,448	461,444
Total deposits	$2,524,559	$2,383,310	$2,487,004	$2,376,452

	Average interest rates
	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand(a)	3.37%	4.06%	3.37%	3.98%
Savings(b)	1.47	1.47	1.40	1.40
Time	4.01	4.97	4.02	5.08
Total interest-bearing deposits	2.30	2.67	2.26	2.58
Total deposits in U.S. offices	1.63	1.79	1.62	1.75
Non-U.S. offices
Noninterest-bearing	NA	NA	NA	NA
Interest-bearing
Demand	2.30	3.18	2.39	3.23
Time	4.72	5.85	4.81	6.05
Total interest-bearing deposits	2.74	3.78	2.87	3.83
Total deposits in non-U.S. offices	2.58	3.54	2.70	3.62
Total deposits	1.83%	2.15%	1.83%	2.11%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2025 and December 31, 2024, and average balances for the three and nine months ended September 30, 2025 and 2024, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 10 for additional information.
Sources of funds (excluding deposits)

	September 30, 2025	December 31, 2024	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2025	2024	2025	2024
Commercial paper	$14,467	$14,932	$10,753	$9,903	$12,028	$11,577
Other borrowed funds	15,056	13,018	14,976	13,026	14,156	11,606
Federal funds purchased	154	567	1,330	1,443	1,480	1,548
Total short-term unsecured funding	$29,677	$28,517	$27,059	$24,372	$27,664	$24,731
Securities sold under agreements to repurchase(a)	$553,050	$291,500	$555,858	$418,622	$520,426	$359,233
Securities loaned(a)	14,370	4,768	10,732	5,730	8,859	4,823
Other borrowed funds	39,832	24,943	40,876	27,847	38,213	24,788
Obligations of Firm-administered multi-seller conduits(b)	18,729	18,228	18,864	18,356	17,758	19,170
Total short-term secured funding	$625,981	$339,439	$626,330	$470,555	$585,256	$408,014
Senior notes	$208,703	$203,639	$208,269	$202,600	$208,695	$196,986
Subordinated debt	20,159	16,060	19,150	18,922	17,189	19,380
Structured notes(c)	121,082	98,792	117,500	96,379	109,324	91,489
Total long-term unsecured funding	$349,944	$318,491	$344,919	$317,901	$335,208	$307,855
Credit card securitization(b)	$5,886	$5,312	$6,306	$5,337	$5,669	$5,070
FHLB advances	22,348	29,257	20,993	34,063	23,602	37,357
Purchase Money Note(d)	49,377	49,207	49,340	49,116	49,284	49,062
Other long-term secured funding(e)	5,534	4,463	5,590	4,579	5,525	4,726
Total long-term secured funding	$83,145	$88,239	$82,229	$93,095	$84,080	$96,215
Preferred stock(f)	$20,045	$20,050	$20,045	$22,408	$20,035	$25,398
Common stockholders’ equity(f)	$340,167	$324,708	$336,335	$321,894	$330,203	$310,353
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
(f)Refer to Capital Risk Management on pages 44-50 and Consolidated statements of changes in stockholders’ equity on page 95 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2024 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2025, compared with December 31, 2024, driven by Markets, reflecting higher secured financing of trading assets, higher client-driven market-making activities, and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
The increase in secured other borrowed funds at September 30, 2025 from December 31, 2024, and for the average three and nine months ended September 30, 2025, compared to the prior year periods, was primarily due to higher financing requirements in Markets.
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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at September 30, 2025 from December 31, 2024, and for the average three and nine months ended September 30, 2025, compared to the prior year periods, was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2025 and 2024. Refer to Liquidity Risk Management on pages 108–115 and Note 20 of JPMorganChase’s 2024 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$—	$9,000	$14,000	$26,500	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	2,084	4,079	—	—	—	—
Total senior notes	—	9,000	16,084	30,579	—	—	—	—
Subordinated debt	4,000	—	4,000	—	—	—	—	—
Structured notes(a)	1,505	1,126	3,535	2,728	17,296	14,339	52,329	42,207
Total long-term unsecured funding – issuance	$5,505	$10,126	$23,619	$33,307	$17,296	$14,339	$52,329	$42,207
Maturities/redemptions
Senior notes	$2,503	$1,320	$19,707	$17,989	$—	$—	$65	$65
Subordinated debt	300	3,062	317	3,097	—	—	—	—
Structured notes	1,026	197	1,863	707	15,970	12,060	41,027	35,468
Total long-term unsecured funding – maturities/redemptions	$3,829	$4,579	$21,887	$21,793	$15,970	$12,060	$41,092	$35,533
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance, the FHLB advances, as well as other long-term secured funding sources with their respective maturities or redemptions, as applicable, for the three and nine months ended September 30, 2025 and 2024, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
(in millions)	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
Credit card securitization	$1,498	$—	$1,000	$—	$1,498	$2,348	$1,000	$—
FHLB advances	6,500	—	6,701	3,601	6,500	—	13,443	9,249
Other long-term secured funding(a)	335	386	288	427	1,082	1,106	1,181	797
Total long-term secured funding	$8,333	$386	$7,989	$4,028	$9,080	$3,454	$15,624	$10,046
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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of September 30, 2025 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE
September 30, 2025	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service(a)	A1	P-1	Positive	Aa2	P-1	Stable(b)	Aa3	P-1	Positive
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a)On November 3, 2025, Moody’s revised the outlook for the Parent Company, J.P. Morgan Securities LLC, J.P. Morgan Securities plc and J.P. Morgan SE to stable from positive, and revised J.P. Morgan SE’s long-term issuer rating to Aa2 from Aa3.
(b)On May 19, 2025, Moody’s revised JPMorgan Chase Bank, N.A.’s outlook to stable from developing, and this change was related to Moody’s one-notch downgrade of the long-term issuer rating of the U.S. Government announced on May 16, 2025. Moody’s also affirmed JPMorgan Chase Bank, N.A.’s long-term issuer rating.
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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 61-65 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 66-74 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Loans retained	$1,369,785	$1,299,590	$8,694	$7,175
Loans held-for-sale	10,775	7,048	105	160
Loans at fair value	54,686	41,350	1,307	1,502
Total loans	1,435,246	1,347,988	10,106	8,837
Derivative receivables	59,849	60,967	224	145
Receivables from customers(a)	68,493	51,929	—	—
Total credit-related assets	1,563,588	1,460,884	10,330	8,982
Assets acquired in loan satisfactions
Real estate owned	NA	NA	266	284
Other	NA	NA	39	34
Total assets acquired in loan satisfactions	NA	NA	305	318
Lending-related commitments	1,714,006	1,577,622	1,025	737
Total credit portfolio	$3,277,594	$3,038,506	$11,660	$10,037
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(34,101)	$(41,367)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,795)	(28,160)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $158 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs and recoveries.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2025	2024	2025	2024
Net charge-offs	$2,593	$2,087	$7,335	$6,274
Average retained loans	1,351,472	1,271,602	1,319,677	1,265,652
Net charge-off rates	0.76%	0.65%	0.74%	0.66%

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
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Consumer, excluding credit card
Residential real estate(a)	$303,836	$309,513	$3,711	$2,984
Auto and other(b)(c)	66,023	66,821	243	249
Total loans – retained	369,859	376,334	3,954	3,233
Loans held-for-sale	384	945	69	155
Loans at fair value(d)	22,841	15,531	577	538
Total consumer, excluding credit card loans	393,084	392,810	4,600	3,926
Lending-related commitments(e)	48,015	44,844
Total consumer exposure, excluding credit card	441,099	437,654
Credit card
Loans retained(f)	235,475	232,860	NA	NA
Total credit card loans	235,475	232,860	NA	NA
Lending-related commitments(e)(g)	1,069,963	1,001,311
Total credit card exposure	1,305,438	1,234,171
Total consumer credit portfolio	$1,746,537	$1,671,825	$4,600	$3,926
Credit-related notes used in credit portfolio management activities(h)	$(525)	$(479)

	Three months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(61)	$(40)	$304,440	$312,953	(0.08)%	(0.05)%
Auto and other	173	203	65,633	66,506	1.05	1.21
Total consumer, excluding credit card - retained	112	163	370,073	379,459	0.12	0.17
Credit card - retained	1,859	1,766	234,354	217,204	3.15	3.23
Total consumer - retained	$1,971	$1,929	$604,427	$596,663	1.29%	1.29%

	Nine months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(107)	$(83)	$305,969	$317,944	(0.05)%	(0.03)%
Auto and other	511	564	66,197	68,415	1.03	1.10
Total consumer, excluding credit card - retained	404	481	372,166	386,359	0.15	0.17
Credit card - retained	5,777	5,282	229,044	210,645	3.37	3.35
Total consumer - retained	$6,181	$5,763	$601,210	$597,004	1.37%	1.29%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At September 30, 2025 and December 31, 2024, excluded operating lease assets of $18.5 billion and $12.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $158 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $23.6 billion and $18.7 billion for the three months ended September 30, 2025 and 2024, respectively, and $21.4 billion and $17.0 billion for the nine months ended September 30, 2025 and 2024, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans were flat compared to December 31, 2024.
Residential real estate
The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2024, driven by paydowns, predominantly offset by originations. Retained nonaccrual loans increased compared to December 31, 2024, primarily driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025. Net recoveries were higher for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, driven by loan sales in the current quarter.
Loans held-for-sale and nonaccrual loans held-for-sale decreased from December 31, 2024, reflecting loan sales.
Loans at fair value increased compared to December 31, 2024, as purchases outpaced sales in CIB and originations outpaced warehouse loan sales in Home Lending.
At September 30, 2025 and December 31, 2024, the carrying value of retained interest-only residential mortgage loans was $88.6 billion and $88.9 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.4 billion at September 30, 2025, including $3.4 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.3 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.

The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2025	December 31, 2024
Current	$925	$462
30-89 days past due	129	72
90 or more days past due	158	121
Total government guaranteed loans	$1,212	$655
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other
The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio increased when compared to December 31, 2024, primarily driven by an increase in loans at fair value due to net purchases of other consumer unsecured loans in CIB. Net charge-offs decreased for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, primarily due to lower scored auto net charge-offs, reflecting improved used vehicle valuations.
Nonperforming assets
The following table presents information as of September 30, 2025 and December 31, 2024, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2025	December 31, 2024
Nonaccrual loans
Residential real estate	$4,323	$3,665
Auto and other	277	261
Total nonaccrual loans	4,600	3,926
Assets acquired in loan satisfactions
Real estate owned	83	78
Other	39	34
Total assets acquired in loan satisfactions	122	112
Total nonperforming assets	$4,722	$4,038
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2025 and December 31, 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $158 million and $121 million, respectively.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2025 and 2024.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2025	2024
Beginning balance	$3,926	$4,203
Additions	3,663	2,245
Reductions:
Principal payments and other	689	697
Sales	768	716
Charge-offs	482	453
Returned to performing status	887	724
Foreclosures and other liquidations	163	145
Total reductions	2,989	2,735
Net changes	674	(490)
Ending balance	$4,600	$3,713
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased compared to December 31, 2024, reflecting growth in new accounts and revolving balances. The September 30, 2025 30+ and 90+ day delinquency rates of 2.14% and 1.07%, respectively, decreased compared to the December 31, 2024 30+ and 90+ day delinquency rates of 2.17% and 1.14%, respectively, in line with the Firm's expectations. Net charge-offs increased for the three and nine months ended September 30, 2025 compared to the same periods in the prior year, reflecting loan growth.
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
As of September 30, 2025, loans increased by $84.4 billion, driven by higher loans in CIB, primarily in Markets, and higher securities-based lending in AWM, both associated with higher client demand. Lending-related commitments increased by $64.6 billion, driven by higher commitments in CIB, including held-for-sale commitments.
As of September 30, 2025, nonperforming exposure increased by $939 million, driven by certain exposures in Technology, Media & Telecommunications, Oil & Gas, Utilities, and SPEs, in each case resulting from downgrades, partially offset by certain exposures in Real Estate and Healthcare, primarily due to charge-off activity, upgrades and paydowns.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Loans retained	$764,451	$690,396	$4,740	$3,942
Loans held-for-sale	10,391	6,103	36	5
Loans at fair value	31,845	25,819	730	964
Loans	806,687	722,318	5,506	4,911
Derivative receivables	59,849	60,967	224	145
Receivables from customers(a)	68,493	51,929	—	—
Total wholesale credit-related assets	935,029	835,214	5,730	5,056
Assets acquired in loan satisfactions
Real estate owned	NA	NA	183	206
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	183	206
Lending-related commitments	596,028	531,467	1,025	737
Total wholesale credit portfolio	$1,531,057	$1,366,681	$6,938	$5,999
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(33,576)	$(40,888)	$—	$—
Liquid securities and other cash collateral held against derivatives	(27,795)	(28,160)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2025 and December 31, 2024. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
September 30, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$267,279	$314,661	$182,511	$764,451	$519,281	$245,170	$764,451	68%
Derivative receivables				59,849			59,849
Less: Liquid securities and other cash collateral held against derivatives				(27,795)			(27,795)
Total derivative receivables, net of collateral	9,006	7,404	15,644	32,054	21,999	10,055	32,054	69
Lending-related commitments	139,969	426,060	29,999	596,028	370,880	225,148	596,028	62
Subtotal	416,254	748,125	228,154	1,392,533	912,160	480,373	1,392,533	66
Loans held-for-sale and loans at fair value(a)				42,236			42,236
Receivables from customers				68,493			68,493
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,503,262			$1,503,262
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,881)	$(19,792)	$(7,903)	$(33,576)	$(26,413)	$(7,163)	$(33,576)	79%

	Maturity profile(d)				Ratings profile
December 31, 2024 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$225,982	$289,199	$175,215	$690,396	$471,670	$218,726	$690,396	68%
Derivative receivables				60,967			60,967
Less: Liquid securities and other cash collateral held against derivatives				(28,160)			(28,160)
Total derivative receivables, net of collateral	11,515	7,418	13,874	32,807	24,707	8,100	32,807	75
Lending-related commitments	121,283	384,529	25,655	531,467	352,082	179,385	531,467	66
Subtotal	358,780	681,146	214,744	1,254,670	848,459	406,211	1,254,670	68
Loans held-for-sale and loans at fair value(a)				31,922			31,922
Receivables from customers				51,929			51,929
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,338,521			$1,338,521
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,442)	$(33,751)	$(1,695)	$(40,888)	$(31,691)	$(9,197)	$(40,888)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2025, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $48.3 billion and $44.7 billion as of September 30, 2025 and December 31, 2024, representing approximately 3.4% and 3.5% of total wholesale credit exposure, respectively; of the $48.3 billion, $42.3 billion was performing. The increase in criticized exposure was driven by Consumer & Retail, Healthcare, SPEs, and Banks & Finance Companies, primarily resulting from downgrades and new commitments, partially offset by Real Estate, primarily resulting from net portfolio activity and upgrades.
The table below summarizes by industry the Firm’s exposures as of September 30, 2025 and December 31, 2024. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2024 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the nine months ended September 30, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$218,359	$148,884	$57,798	$10,079	$1,598	$348	$252	$(336)	$—
Individuals and Individual Entities(b)	163,460	133,852	28,771	308	529	858	9	—	(1)
Asset Managers	144,959	112,057	32,675	222	5	180	—	—	(9,666)
Consumer & Retail	134,408	61,884	64,238	7,458	828	414	136	(2,147)	—
Technology, Media & Telecommunications	113,520	46,161	56,341	10,139	879	183	179	(2,910)	—
Industrials	79,430	41,512	34,128	3,508	282	156	5	(657)	—
Banks & Finance Companies	75,350	43,498	30,936	874	42	1	5	(725)	(409)
Healthcare	64,382	42,692	17,650	3,463	577	45	189	(1,285)	—
Utilities	38,805	25,206	12,135	1,037	427	1	54	(970)	—
Automotive	35,855	19,252	15,570	1,013	20	59	6	(419)	—
Oil & Gas	34,419	21,858	12,093	63	405	3	—	(331)	—
State & Municipal Govt(c)	33,448	32,606	807	32	3	26	—	(3)	(1)
Insurance	24,194	16,699	7,321	174	—	3	—	(376)	(8,608)
Chemicals & Plastics	22,661	11,078	10,115	1,426	42	69	59	(410)	—
Transportation	18,892	9,781	8,612	478	21	12	(3)	(291)	—
Metals & Mining	16,789	7,247	8,986	531	25	14	2	(227)	(1)
Central Govt	13,524	13,007	258	189	70	13	—	(923)	(1,182)
Securities Firms	7,948	4,245	3,701	1	1	—	—	(14)	(2,338)
Financial Markets Infrastructure	7,394	7,054	270	70	—	—	—	—	—
All other(d)	172,531	140,337	30,678	1,281	235	13	261	(21,552)	(5,589)
Subtotal	$1,420,328	$938,910	$433,083	$42,346	$5,989	$2,398	$1,154	$(33,576)	$(27,795)
Loans held-for-sale and loans at fair value	42,236
Receivables from customers	68,493
Total(e)	$1,531,057

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2024 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$207,050	$143,803	$50,865	$10,858	$1,524	$913	$345	$(584)	$—
Individuals and Individual Entities(b)	144,145	118,650	24,831	217	447	831	122	—	—
Asset Managers	135,541	101,150	34,148	206	37	375	2	—	(9,194)
Consumer & Retail	129,815	62,800	60,141	6,055	819	252	123	(4,320)	—
Technology, Media & Telecommunications	84,716	45,021	28,629	10,592	474	79	94	(4,800)	—
Industrials	72,530	37,572	30,912	3,807	239	185	91	(2,312)	—
Banks & Finance Companies	61,287	36,884	24,119	257	27	36	—	(702)	(729)
Healthcare	64,224	44,135	17,062	2,219	808	245	56	(3,286)	(34)
Utilities	35,871	24,205	10,256	1,273	137	1	—	(2,700)	—
Automotive	34,336	22,015	11,353	931	37	121	1	(997)	—
Oil & Gas	31,724	19,053	12,479	188	4	9	(3)	(1,711)	(2)
State & Municipal Govt(c)	35,039	33,303	1,711	9	16	90	—	(2)	(1)
Insurance	24,267	17,847	6,198	222	—	2	—	(1,077)	(9,184)
Chemicals & Plastics	20,782	11,013	8,152	1,521	96	31	14	(1,164)	—
Transportation	17,019	9,462	7,135	391	31	17	(20)	(658)	—
Metals & Mining	15,860	7,373	7,860	590	37	9	—	(246)	(2)
Central Govt	13,862	13,580	157	125	—	4	—	(1,490)	(2,051)
Securities Firms	9,443	5,424	4,014	5	—	—	—	(13)	(2,635)
Financial Markets Infrastructure	4,446	4,201	245	—	—	—	—	(1)	—
All other(d)	140,873	117,986	22,398	398	91	10	(3)	(14,825)	(4,328)
Subtotal	$1,282,830	$875,477	$362,665	$39,864	$4,824	$3,210	$822	$(40,888)	$(28,160)
Loans held-for-sale and loans at fair value	31,922
Receivables from customers	51,929
Total(e)	$1,366,681
(a)The industry rankings presented in the table as of December 31, 2024, are based on the industry rankings of the corresponding exposures as of September 30, 2025, not actual rankings of such exposures as of December 31, 2024.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2025 and December 31, 2024 noted above, the Firm held: $6.3 billion and $6.1 billion, respectively, of trading assets; $20.0 billion and $17.9 billion, respectively, of AFS securities; and $8.9 billion and $9.3 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at both September 30, 2025 and December 31, 2024. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $297.8 billion and $459.2 billion, at September 30, 2025 and December 31, 2024, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $218.4 billion as of September 30, 2025. Criticized exposure decreased by $705 million from $12.4 billion at December 31, 2024 to $11.7 billion at September 30, 2025, driven by net portfolio activity and upgrades, predominantly offset by downgrades.

	September 30, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$126,764	$31	$126,795	78%	92%
Other Income Producing Properties(b)	22,771	327	23,098	38	55
Industrial	19,441	12	19,453	68	72
Services and Non Income Producing	16,229	138	16,367	62	42
Office	15,395	39	15,434	47	81
Retail	12,631	65	12,696	78	76
Lodging	4,507	9	4,516	23	55
Total Real Estate Exposure(c)	$217,738	$621	$218,359	68%	80%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$124,074	$7	$124,081	77%	92%
Other Income Producing Properties(b)	16,411	158	16,569	50	63
Industrial	19,092	17	19,109	65	72
Services and Non Income Producing	14,047	57	14,104	62	46
Office	16,331	29	16,360	47	81
Retail	12,230	23	12,253	77	75
Lodging	4,555	19	4,574	31	53
Total Real Estate Exposure	$206,740	$310	$207,050	69%	82%
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

Consumer & Retail
Consumer & Retail exposure was $134.4 billion as of September 30, 2025. Criticized exposure increased by $1.4 billion from $6.9 billion at December 31, 2024 to $8.3 billion at September 30, 2025, driven by downgrades and new commitments, including held-for-sale commitments, largely offset by net portfolio activity and upgrades.

	September 30, 2025
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$37,458	$539	$37,997	39%	42%
Retail(a)	36,179	445	36,624	54	32
Food and Beverage	33,604	790	34,394	54	35
Consumer Hard Goods	14,219	319	14,538	40	37
Leisure(b)	10,703	152	10,855	28	45
Total Consumer & Retail(c)	$132,163	$2,245	$134,408	46%	37%

	December 31, 2024
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Business and Consumer Services	$34,534	$412	$34,946	42%	41%
Retail(a)	34,917	261	35,178	51	31
Food and Beverage	34,774	683	35,457	61	34
Consumer Hard Goods	13,796	208	14,004	43	35
Leisure(b)	10,186	44	10,230	26	43
Total Consumer & Retail	$128,207	$1,608	$129,815	48%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Discount & Drug Stores, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Arts & Culture, Travel Services, Sports & Recreation, and Gaming. As of September 30, 2025, approximately 80% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 57% secured; unsecured exposure is approximately 74% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2025 and 2024. Since September 30, 2024, nonaccrual loan exposure increased by $1.1 billion, predominantly driven by certain exposures in Technology, Media, and Telecommunications, Oil & Gas, Consumer & Retail, SPEs, and Utilities, in each case resulting from downgrades partially offset by net portfolio activity.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2025	2024
Beginning balance	$4,911	$2,714
Additions	4,194	3,937
Reductions:
Paydowns and other	1,315	1,381
Gross charge-offs	1,014	640
Returned to performing status	1,136	208
Sales	134	60
Total reductions	3,599	2,289
Net changes	595	1,648
Ending balance	$5,506	$4,362
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2025 and 2024. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.
Wholesale net charge-offs increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, primarily due to increases in Commercial and industrial, including in the Healthcare and Technology, Media, and Telecommunications industries, as well as estimated losses related to apparent borrower fraud in certain secured lending facilities.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Loans
Average loans retained	$747,045	$674,939	$718,467	$668,648
Gross charge-offs	658	211	1,262	659
Gross recoveries collected	(36)	(53)	(108)	(148)
Net charge-offs/(recoveries)	622	158	1,154	511
Net charge-off/(recovery) rate	0.33%	0.09%	0.21%	0.10%

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$115	$19	$203	$135	$304	$4	$622	$158
Average retained loans	163,360	162,853	179,262	168,381	404,423	343,705	747,045	674,939
Net charge-off/(recovery) rate	0.28%	0.05%	0.45%	0.32%	0.30%	—%	0.33%	0.09%

	Nine months ended September 30,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$252	$129	$579	$247	$323	$135	$1,154	$511
Average retained loans	162,206	162,823	174,805	170,005	381,456	335,820	718,467	668,648
Net charge-off/(recovery) rate	0.21%	0.11%	0.44%	0.19%	0.11%	0.05%	0.21%	0.10%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 85% and 86% at September 30, 2025 and December 31, 2024, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $59.8 billion and $61.0 billion at September 30, 2025 and December 31, 2024, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2025	December 31, 2024
Total, net of cash collateral	$59,849	$60,967
Liquid securities and other cash collateral held against derivative receivables	(27,795)	(28,160)
Total, net of liquid securities and other cash collateral	$32,054	$32,807
Other collateral held against derivative receivables	(1,158)	(1,021)
Total, net of collateral	$30,896	$31,786

Ratings profile of derivative receivables
	September 30, 2025		December 31, 2024
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$21,021	68%	$23,783	75%
Noninvestment-grade	9,875	32	8,003	25
Total	$30,896	100%	$31,786	100%
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
(in millions)	September 30, 2025	December 31, 2024
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$15,767	$25,216
Derivative receivables	17,809	15,672
Credit derivatives and credit-related notes used in credit portfolio management activities	$33,576	$40,888
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2025 was $29.1 billion, reflecting a net addition of $2.2 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$1.2 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios and changes in credit quality of client-specific exposures, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook, including improvements in certain macroeconomic variables, and
•$1.1 billion in consumer, driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.9% in the third quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.0% lower than the central case at the end of the fourth quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2025
	4Q25	2Q26	4Q26
U.S. unemployment rate(a)	4.5%	4.7%	4.5%
YoY growth in U.S. real GDP(b)	1.0%	1.5%	1.9%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 87-89 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2025				2024
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	814	6,865	1,262	8,941	971	6,044	659	7,674
Gross recoveries collected	(410)	(1,088)	(108)	(1,606)	(490)	(762)	(148)	(1,400)
Net charge-offs	404	5,777	1,154	7,335	481	5,282	511	6,274
Provision for loan losses	500	6,731	1,489	8,720	360	6,932	506	7,798
Other	—	—	5	5	—	—	5	5
Ending balance at September 30,	$1,903	$15,554	$8,278	$25,735	$1,735	$14,100	$8,114	$23,949

Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	2	—	860	862	6	—	162	168
Other	—	—	1	1	—	—	—	—
Ending balance at September 30,	$84	$—	$2,880	$2,964	$81	$—	$2,061	$2,142

Impairment methodology
Asset-specific(a)	$(621)	$—	$838	$217	$(756)	$—	$499	$(257)
Portfolio-based	2,524	15,554	7,440	25,518	2,491	14,100	7,615	24,206
Total allowance for loan losses	$1,903	$15,554	$8,278	$25,735	$1,735	$14,100	$8,114	$23,949

Impairment methodology
Asset-specific	$—	$—	$131	$131	$—	$—	$93	$93
Portfolio-based	84	—	2,749	2,833	81	—	1,968	2,049
Total allowance for lending-related commitments	$84	$—	$2,880	$2,964	$81	$—	$2,061	$2,142
Total allowance for investment securities	NA	NA	NA	$105	NA	NA	NA	$175
Total allowance for credit losses(b)	$1,987	$15,554	$11,158	$28,804	$1,816	$14,100	$10,175	$26,266

Memo:
Retained loans, end-of-period	$369,859	$235,475	$764,451	$1,369,785	$377,938	$219,542	$687,890	$1,285,370
Retained loans, average	372,166	229,044	718,467	1,319,677	386,359	210,645	668,648	1,265,652
Credit ratios
Allowance for loan losses to retained loans	0.51%	6.61%	1.08%	1.88%	0.46%	6.42%	1.18%	1.86%
Allowance for loan losses to retained nonaccrual loans(c)	48	NA	175	296	52	NA	231	350
Allowance for loan losses to retained nonaccrual loans excluding credit card	48	NA	175	117	52	NA	231	144
Net charge-off/(recovery) rates	0.15	3.37	0.21	0.74	0.17	3.35	0.10	0.66
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At September 30, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $285 million and $277 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	September 30, 2025		December 31, 2024
(in millions, except ratios)	Allowance for loan losses	Percentage of retained loans to total retained loans	Allowance for loan losses	Percentage of retained loans to total retained loans
Residential real estate	$872	22%	$666	24%
Auto and other	1,031	5	1,141	5
Consumer, excluding credit card	1,903	27	1,807	29
Credit card	15,554	17	14,600	18
Total consumer	17,457	44	16,407	47
Secured by real estate	2,609	12	2,978	12
Commercial and industrial	3,827	13	3,350	13
Other	1,842	31	1,610	28
Total wholesale	8,278	56	7,938	53
Total	$25,735	100%	$24,345	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At September 30, 2025, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $780.7 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 40-42 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 51-58 for further information on related liquidity risk. Refer to Market Risk Management on pages 79-85 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of September 30, 2025 and December 31, 2024.

(in billions)	September 30, 2025	December 31, 2024
Tax-oriented investments, primarily in alternative energy and affordable housing	$34.0	$33.3
Private equity, various debt and equity instruments, and real assets	11.1	9.1
Total carrying value	$45.1	$42.4
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

Total VaR
	Three months ended
	September 30, 2025			June 30, 2025			September 30, 2024
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$33	$28	$42	$37	$28	$51	$37	$28	$53
Foreign exchange	9	6	12	10	6	14	15	12	21
Equities	14	9	19	17	13	23	8	5	15
Commodities and other	19	13	31	24	17	34	8	6	9
Diversification benefit to CIB trading VaR(a)	(50)	NM	NM	(55)	NM	NM	(33)	NM	NM
CIB trading VaR	25	21	31	33	23	50	35	31	42
Credit Portfolio VaR(b)	21	16	27	22	20	24	21	18	23
Diversification benefit to CIB VaR(a)	(15)	NM	NM	(17)	NM	NM	(14)	NM	NM
CIB VaR	31	23	38	38	29	51	42	34	51
CCB VaR	3	2	5	4	2	5	4	2	6
AWM VaR(c)	10	9	12	10	8	12	9	8	9
Corporate VaR(d)	10	9	12	10	9	11	25	9	43
Diversification benefit to other VaR(a)	(11)	NM	NM	(12)	NM	NM	(13)	NM	NM
Other VaR	12	11	13	12	10	14	25	10	42
Diversification benefit to CIB and other VaR(a)	(10)	NM	NM	(8)	NM	NM	(22)	NM	NM
Total VaR	$33	$26	$42	$42	$32	$54	$45	$38	$56
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
Effective April 1, 2025, the Firm refined the historical proxy time series inputs to one of its VaR models to more appropriately reflect the risk exposure from certain securitization warehousing loan positions. With this refined time series, the average Total VaR and each of the components would have been lower by the amounts reported in the following table:

(In millions)	Amounts by which reported average VaR would have been lower for the period ended:
September 30, 2024
CIB trading VaR by risk type: Fixed income	$(6)
CIB trading VaR	(4)
CIB VaR	(5)
Total VaR	(4)
Quarter over quarter results
Average total VaR for the three months ended September 30, 2025 decreased by $9 million, when compared with June 30, 2025, predominantly due to changes in the commodities and other and equities risk types.
Year over year results
Average total VaR for the three months ended September 30, 2025 decreased by $12 million compared with the same period in the prior year due to decreased Visa Class C common share exposure in Corporate VaR and reduced market volatility impacting the fixed income risk type, partially offset by increases in the commodities and other risk type.

The following graph presents daily Risk Management VaR for the five trailing quarters. The movements in the first quarter of 2025 were due to a client-driven equity position that has since matured.
Daily Risk Management VaR

Third Quarter 2024	Fourth Quarter 2024	First Quarter 2025	Second Quarter 2025	Third Quarter 2025

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
For the 12 months ended September 30, 2025, the Firm posted backtesting gains on 171 of the 259 days, and observed 11 VaR backtesting exceptions. For the three months ended September 30, 2025, the Firm posted backtesting gains on 50 of the 66 days, and observed one VaR backtesting exception.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2025. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.

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

The Firm’s sensitivities are presented in the table below.

(In billions)	September 30, 2025(a)	December 31, 2024(a)
Parallel shift:
+100 bps shift in rates	$1.8	$2.3
-100 bps shift in rates	(2.2)	(2.5)
+200 bps shift in rates	3.3	4.6
-200 bps shift in rates	(5.2)	(4.9)
Steeper yield curve:
+100 bps shift in long-term rates	1.5	1.0
-100 bps shift in short-term rates	(0.7)	(1.4)
Flatter yield curve:
+100 bps shift in short-term rates	0.4	1.2
-100 bps shift in long-term rates	(1.5)	(1.1)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of September 30, 2025 compared to December 31, 2024, was primarily driven by the net impact of Treasury and CIO actual and forecasted actions, which primarily consist of an increase in cash flow hedges of floating rate loans and in investment securities activity, both of which add duration. This was partially offset by the impact of changes in Firmwide deposits.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 112 in Note 2.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2025 and December 31, 2024, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2025	December 31, 2024
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(51)	$(53)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,273)	(1,030)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(12)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	20	28
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(2)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	53	47
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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2025 and their comparative exposures as of December 31, 2024. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to Germany when compared to December 31, 2024 was predominantly driven by higher client deposits, resulting in increased cash placements with the central bank of Germany.
The increase in exposure to the United Kingdom when compared to December 31, 2024 was predominantly driven by higher client deposits and client-driven activities, resulting in higher holdings of government debt securities and increased cash placements with the central bank of the United Kingdom.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 24 on pages 186–187 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
	September 30, 2025					December 31, 2024(f)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$102.6	$15.7	$6.3	$0.8	$125.4	$103.9
United Kingdom	27.6	26.7	39.3	1.2	94.8	76.1
Japan	39.6	4.2	7.1	0.4	51.3	63.1
France	0.8	15.3	7.7	1.4	25.2	18.0
Canada	2.3	12.0	4.6	0.3	19.2	15.1
Brazil	6.9	4.7	7.0	—	18.6	14.7
Australia	4.9	8.4	2.7	—	16.0	14.3
Switzerland	5.7	5.3	1.6	2.8	15.4	13.6
South Korea	1.1	3.1	8.3	0.5	13.0	10.3
Mainland China	3.3	6.5	3.1	—	12.9	13.4
India	1.2	6.3	4.8	0.3	12.6	11.3
Saudi Arabia	0.9	7.5	2.7	—	11.1	9.4
Italy	—	8.4	1.8	0.3	10.5	10.4
Mexico	0.8	5.7	3.9	—	10.4	7.2
Singapore	1.5	2.3	4.6	0.4	8.8	7.4
Netherlands	0.3	6.9	(0.5)	—	6.7	5.9
United Arab Emirates	0.2	4.4	1.6	—	6.2	2.6
Belgium	4.8	1.4	(0.2)	—	6.0	5.4
Spain	0.3	5.0	(0.2)	—	5.1	6.1
Luxembourg	1.0	2.7	1.1	—	4.8	3.6
(a)Country exposures presented in the table reflect 88% and 89% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at September 30, 2025 and December 31, 2024, respectively.
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
(f)The country rankings presented in the table as of December 31, 2024, are based on the country rankings of the corresponding exposures at September 30, 2025, not actual rankings of such exposures at December 31, 2024.

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
For example, compared to the Firm’s central scenario shown on page 75 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 1.9% higher over the eight-quarter forecast, with a peak difference of approximately 2.6% in the third quarter of 2026.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of September 30, 2025, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2025, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $1.3 billion for residential real estate loans and lending-related commitments
•An increase of approximately $3.8 billion for credit card loans
•An increase of approximately $5.2 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2025.
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

September 30, 2025 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$404,609	$—
Securities borrowed	104,757	—
Trading assets:
Trading–debt and equity instruments	892,928	2,689
Derivative receivables(a)	59,849	9,667
Total trading assets	952,777	12,356
AFS securities	490,499	101
Loans	54,686	2,494
MSRs	9,110	9,110
Other	16,302	1,380
Total assets measured at fair value on a recurring basis	2,032,740	25,441
Total assets measured at fair value on a nonrecurring basis	1,665	1,223
Total assets measured at fair value	$2,034,405	$26,664
Total Firm assets	$4,560,205
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
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
Credit card rewards liability
The credit card rewards liability was $15.9 billion and $14.4 billion at September 30, 2025 and December 31, 2024, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on higher spend and promotional offers that has outpaced redemptions throughout 2025. Refer to pages 163–164 of JPMorganChase’s 2024 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2025.
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
•The Firm plans to present the expanded income tax disclosures using a retrospective application in its Consolidated Financial Statements for the year ending December 31, 2025.

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	•Requires additional disaggregation of specific types of expenses within the Notes to the Consolidated Financial Statements on an annual and interim basis.
•Required effective date: Annual financial statements for the year ending December 31, 2027. (a)
•The guidance may be applied on a prospective or retrospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements disclosures, as well as the Firm’s planned date of adoption.

Derivatives and Hedging and Revenue from Contracts with Customers: Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

Issued September 2025

•No longer requires derivative accounting treatment for certain contracts where the underlying variable is solely based on the specific operations or activities of one of the contracting parties. The new guidance also clarifies the applicability of derivative accounting treatment to contracts with both in scope and out of scope terms.
•Clarifies the accounting for share-based payments from a customer in exchange for goods or services.

•Required effective date: January 1, 2027. (a)
•The guidance may be applied on a prospective or modified retrospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm's planned date of adoption.

Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Amends the cost capitalization guidance by removing all references to software development project stages to better align with current software development methods.
•Requires software cost capitalization to begin when 1) management has authorized and committed to funding the software project, and 2) it is probable that the software will be completed and used to perform its intended function.

•Required effective date: January 1, 2028. (a)
•The guidance may be applied on a prospective, modified, or retrospective transition basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue
Investment banking fees	$2,612	$2,231	$7,289	$6,489
Principal transactions	7,109	5,988	21,872	19,592
Lending- and deposit-related fees	2,349	1,924	6,729	5,654
Asset management fees	5,120	4,479	14,626	12,927
Commissions and other fees	2,204	1,936	6,431	5,665
Investment securities gains/(losses)	105	(16)	14	(929)
Mortgage fees and related income	383	402	1,024	1,025
Card income	1,140	1,345	3,700	3,895
Other income	1,439	960	4,516	11,237
Noninterest revenue	22,461	19,249	66,201	65,555
Interest income	49,439	50,416	144,533	146,367
Interest expense	25,473	27,011	74,085	77,134
Net interest income	23,966	23,405	70,448	69,233
Total net revenue	46,427	42,654	136,649	134,788

Provision for credit losses	3,403	3,111	9,557	8,047

Noninterest expense
Compensation expense	13,566	12,817	41,369	38,888
Occupancy expense	1,420	1,258	3,986	3,717
Technology, communications and equipment expense	2,839	2,447	8,121	7,315
Professional and outside services	3,173	2,780	9,018	8,050
Marketing	1,480	1,258	4,063	3,639
Other expense	1,803	2,005	5,100	7,426
Total noninterest expense	24,281	22,565	71,657	69,035
Income before income tax expense	18,743	16,978	55,435	57,706
Income tax expense	4,350	4,080	11,412	13,240
Net income	$14,393	$12,898	$44,023	$44,466
Net income applicable to common stockholders	$14,043	$12,537	$42,991	$43,199
Net income per common share data
Basic earnings per share	$5.08	$4.38	$15.41	$14.97
Diluted earnings per share	5.07	4.37	15.38	14.94

Weighted-average basic shares	2,762.4	2,860.6	2,790.2	2,886.2
Weighted-average diluted shares	2,767.6	2,865.9	2,795.2	2,891.2
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$14,393	$12,898	$44,023	$44,466
Other comprehensive income/(loss), after–tax
Unrealized gains on investment securities	1,509	2,297	2,274	2,546
Translation adjustments, net of hedges	(12)	389	1,345	29
Fair value hedges	37	(20)	57	(33)
Cash flow hedges	314	2,265	3,517	1,354
Defined benefit pension and OPEB plans	4	(28)	(40)	(5)
DVA on fair value option elected liabilities	(487)	(349)	(575)	(232)
Total other comprehensive income, after–tax	1,365	4,554	6,578	3,659
Comprehensive income	$15,758	$17,452	$50,601	$48,125
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$21,821	$23,372
Deposits with banks	281,615	445,945
Federal funds sold and securities purchased under resale agreements (included $404,609 and $286,771 at fair value)	425,815	295,001
Securities borrowed (included $104,757 and $83,962 at fair value)	248,368	219,546
Trading assets (included assets pledged of $242,201 and $136,070)	952,777	637,784
Available-for-sale securities (amortized cost of $492,300 and $411,045; included assets pledged of $7,238 and $10,162)	490,499	406,852
Held-to-maturity securities	293,446	274,468
Investment securities, net of allowance for credit losses	783,945	681,320
Loans (included $54,686 and $41,350 at fair value)	1,435,246	1,347,988
Allowance for loan losses	(25,735)	(24,345)
Loans, net of allowance for loan losses	1,409,511	1,323,643
Accrued interest and accounts receivable	141,876	101,223
Premises and equipment	35,063	32,223
Goodwill, MSRs and other intangible assets	64,442	64,560
Other assets (included $17,141 and $15,122 at fair value and assets pledged of $6,472 and $6,288)	194,972	178,197
Total assets(a)	$4,560,205	$4,002,814
Liabilities
Deposits (included $36,018 and $33,768 at fair value)	$2,548,476	$2,406,032
Federal funds purchased and securities loaned or sold under repurchase agreements (included $489,189 and $226,329 at fair value)	567,574	296,835
Short-term borrowings (included $36,638 and $26,521 at fair value)	69,355	52,893
Trading liabilities	242,262	192,883
Accounts payable and other liabilities (included $8,157 and $5,893 at fair value)	316,896	280,672
Beneficial interests issued by consolidated VIEs (included $8 and $1 at fair value)	28,227	27,323
Long-term debt (included $124,178 and $100,780 at fair value)	427,203	401,418
Total liabilities(a)	4,199,993	3,658,056
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,005,375 and 2,005,375 shares)	20,045	20,050
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,865	90,911
Retained earnings	407,401	376,166
Accumulated other comprehensive losses	(5,878)	(12,456)
Treasury stock, at cost (1,382,671,600 and 1,307,313,494 shares)	(156,326)	(134,018)
Total stockholders’ equity	360,212	344,758
Total liabilities and stockholders’ equity	$4,560,205	$4,002,814
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2025 and December 31, 2024. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2025	December 31, 2024
Assets
Trading assets	$4,200	$3,885
Loans	38,026	36,510
All other assets	663	681
Total assets	$42,889	$41,076
Liabilities
Beneficial interests issued by consolidated VIEs	$28,227	$27,323
All other liabilities	610	454
Total liabilities	$28,837	$27,777
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Preferred stock
Balance at the beginning of the period	$20,045	$23,900	$20,050	$27,404
Issuance	—	—	2,995	2,496
Redemption	—	(2,250)	(3,000)	(8,250)
Balance at September 30	20,045	21,650	20,045	21,650

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,576	90,328	90,911	90,128
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	289	307	(29)	496
Other	—	3	(17)	14
Balance at September 30	90,865	90,638	90,865	90,638

Retained earnings
Balance at the beginning of the period	397,424	356,924	376,166	332,901
Cumulative effect of change in accounting principles	—	—	—	(161)
Net income	14,393	12,898	44,023	44,466
Preferred stock dividends	(282)	(286)	(819)	(1,000)
Common stock dividends ($1.50 and $1.25 per share and $4.30 and $3.55 per share, respectively)	(4,134)	(3,570)	(11,969)	(10,240)
Balance at September 30	407,401	365,966	407,401	365,966

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(7,243)	(11,338)	(12,456)	(10,443)
Other comprehensive income, after-tax	1,365	4,554	6,578	3,659
Balance at September 30	(5,878)	(6,784)	(5,878)	(6,784)

Treasury stock, at cost
Balance at the beginning of the period	(147,983)	(123,367)	(134,018)	(116,217)
Repurchase	(8,397)	(6,423)	(23,582)	(14,652)
Reissuance	54	51	1,274	1,130
Balance at September 30	(156,326)	(129,739)	(156,326)	(129,739)

Total stockholders’ equity	$360,212	$345,836	$360,212	$345,836
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2025	2024
Operating activities
Net income	$44,023	$44,466
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	9,557	8,047
Depreciation and amortization	6,509	5,973
Deferred tax (benefit)/expense	4,151	(243)
Estimated bargain purchase gain associated with the First Republic acquisition	—	(103)
Initial gain on the Visa share exchange	—	(7,990)
Other	1,148	1,716
Originations and purchases of loans held-for-sale	(183,408)	(160,573)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	171,286	148,287
Net change in:
Trading assets	(304,983)	(237,756)
Securities borrowed	(28,828)	(51,688)
Accrued interest and accounts receivable	(41,383)	(15,491)
Other assets	(7,559)	(1,470)
Trading liabilities	48,148	53,495
Accounts payable and other liabilities	5,984	17,399
Other operating adjustments	7,849	6,161
Net cash (used in) operating activities	(267,506)	(189,770)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(130,648)	(114,402)
Held-to-maturity securities:
Proceeds from paydowns and maturities	30,948	72,354
Purchases	(4,840)	(2,358)
Available-for-sale securities:
Proceeds from paydowns and maturities	24,764	22,409
Proceeds from sales	117,305	84,394
Purchases	(257,127)	(233,063)
Proceeds from sales and securitizations of loans held-for-investment	40,946	43,793
Other changes in loans, net	(124,402)	(52,997)
Net cash used in the First Republic acquisition	—	(2,362)
All other investing activities, net	(9,393)	1,209
Net cash (used in) investing activities	(312,447)	(181,023)
Financing activities
Net change in:
Deposits	139,554	22,266
Federal funds purchased and securities loaned or sold under repurchase agreements	270,714	172,755
Short-term borrowings	14,165	5,355
Beneficial interests issued by consolidated VIEs	63	(3)
Proceeds from long-term borrowings	85,014	78,949
Payments of long-term borrowings	(78,612)	(67,380)
Proceeds from issuance of preferred stock	3,000	2,500
Redemption of preferred stock	(3,000)	(8,250)
Treasury stock repurchased	(23,327)	(14,529)
Dividends paid	(12,208)	(10,925)
All other financing activities, net	(2,273)	(1,586)
Net cash provided by financing activities	393,090	179,152
Effect of exchange rate changes on cash and due from banks and deposits with banks	20,982	1,750
Net decrease in cash and due from banks and deposits with banks	(165,881)	(189,891)
Cash and due from banks and deposits with banks at the beginning of the period	469,317	624,151
Cash and due from banks and deposits with banks at the end of the period	$303,436	$434,260
Cash interest paid	$72,779	$74,794
Cash income taxes paid, net	3,173	8,870
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 194-200 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of September 30, 2025 and December 31, 2024, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(e)

September 30, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$404,609	$—	$—	$404,609
Securities borrowed	—	104,757	—	—	104,757
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	157,712	324	—	158,036
Residential – nonagency	—	2,483	5	—	2,488
Commercial – nonagency	—	1,612	6	—	1,618
Total mortgage-backed securities	—	161,807	335	—	162,142
U.S. Treasury, GSEs and government agencies(a)	194,952	18,778	—	—	213,730
Obligations of U.S. states and municipalities	—	6,345	1	—	6,346
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,119	—	—	5,119
Non-U.S. government debt securities	63,963	83,710	219	—	147,892
Corporate debt securities	—	51,661	454	—	52,115
Loans	—	12,177	1,051	—	13,228
Asset-backed securities	—	4,571	2	—	4,573
Total debt instruments	258,915	344,168	2,062	—	605,145
Equity securities	265,489	1,664	99	—	267,252
Physical commodities(b)	5,698	1,134	17	—	6,849
Other	1	13,170	511	—	13,682
Total debt and equity instruments(c)	530,103	360,136	2,689	—	892,928
Derivative receivables:
Interest rate	2,264	290,037	4,263	(271,468)	25,096
Credit	—	12,316	807	(12,691)	432
Foreign exchange	144	162,252	1,797	(144,169)	20,024
Equity	—	128,047	2,219	(122,470)	7,796
Commodity	—	23,171	581	(17,251)	6,501
Total derivative receivables	2,408	615,823	9,667	(568,049)	59,849
Total trading assets(d)	532,511	975,959	12,356	(568,049)	952,777
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,853	—	—	91,853
Residential – nonagency	—	6,019	—	—	6,019
Commercial – nonagency	—	4,514	7	—	4,521
Total mortgage-backed securities	—	102,386	7	—	102,393
U.S. Treasury and government agencies	301,600	286	—	—	301,886
Obligations of U.S. states and municipalities	—	19,968	—	—	19,968
Non-U.S. government debt securities	34,271	10,008	—	—	44,279
Corporate debt securities	—	31	94	—	125
Asset-backed securities:
Collateralized loan obligations	—	19,754	—	—	19,754
Other(a)	—	2,094	—	—	2,094
Total available-for-sale securities	335,871	154,527	101	—	490,499
Loans	—	52,192	2,494	—	54,686
Mortgage servicing rights	—	—	9,110	—	9,110
Other assets(d)	7,849	7,073	1,380	—	16,302
Total assets measured at fair value on a recurring basis	$876,231	$1,699,117	$25,441	$(568,049)	$2,032,740
Deposits	$—	$33,490	$2,528	$—	$36,018
Federal funds purchased and securities loaned or sold under repurchase agreements	—	489,189	—	—	489,189
Short-term borrowings	—	32,084	4,554	—	36,638
Trading liabilities:
Debt and equity instruments(c)	152,491	43,270	98	—	195,859
Derivative payables:
Interest rate	2,584	267,589	2,758	(265,134)	7,797
Credit	—	17,404	2,039	(16,388)	3,055
Foreign exchange	144	154,831	1,467	(143,875)	12,567
Equity	—	144,950	5,533	(133,056)	17,427
Commodity	—	18,558	461	(13,462)	5,557
Total derivative payables	2,728	603,332	12,258	(571,915)	46,403
Total trading liabilities	155,219	646,602	12,356	(571,915)	242,262
Accounts payable and other liabilities	4,685	3,439	33	—	8,157
Beneficial interests issued by consolidated VIEs	—	8	—	—	8
Long-term debt	—	80,424	43,754	—	124,178
Total liabilities measured at fair value on a recurring basis	$159,904	$1,285,236	$63,225	$(571,915)	$936,450

	Fair value hierarchy			Derivative netting adjustments(e)

December 31, 2024 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$286,771	$—	$—	$286,771
Securities borrowed	—	83,962	—	—	83,962
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	104,312	488	—	104,800
Residential – nonagency	—	2,282	5	—	2,287
Commercial – nonagency	—	1,283	10	—	1,293
Total mortgage-backed securities	—	107,877	503	—	108,380
U.S. Treasury, GSEs and government agencies(a)	150,580	11,702	—	—	162,282
Obligations of U.S. states and municipalities	—	6,100	1	—	6,101
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,950	—	—	3,950
Non-U.S. government debt securities	34,108	54,335	152	—	88,595
Corporate debt securities	—	33,591	390	—	33,981
Loans	—	10,228	1,088	—	11,316
Asset-backed securities	—	2,813	10	—	2,823
Total debt instruments	184,688	230,596	2,144	—	417,428
Equity securities	130,307	1,359	62	—	131,728
Physical commodities(b)	5,957	1,533	26	—	7,516
Other	—	19,935	210	—	20,145
Total debt and equity instruments(c)	320,952	253,423	2,442	—	576,817
Derivative receivables:
Interest rate	4,934	282,019	3,781	(265,789)	24,945
Credit	—	10,379	708	(10,273)	814
Foreign exchange	196	261,520	1,204	(237,608)	25,312
Equity	—	82,855	2,365	(79,935)	5,285
Commodity	—	15,232	394	(11,015)	4,611
Total derivative receivables	5,130	652,005	8,452	(604,620)	60,967
Total trading assets(d)	326,082	905,428	10,894	(604,620)	637,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,893	—	—	91,893
Residential – nonagency	—	4,811	—	—	4,811
Commercial – nonagency	—	4,057	8	—	4,065
Total mortgage-backed securities	—	100,761	8	—	100,769
U.S. Treasury and government agencies	234,491	288	—	—	234,779
Obligations of U.S. states and municipalities	—	17,913	—	—	17,913
Non-U.S. government debt securities	23,973	12,272	—	—	36,245
Corporate debt securities	—	70	—	—	70
Asset-backed securities:
Collateralized loan obligations	—	14,943	—	—	14,943
Other(a)	—	2,133	—	—	2,133
Total available-for-sale securities	258,464	148,380	8	—	406,852
Loans	—	38,934	2,416	—	41,350
Mortgage servicing rights	—	—	9,121	—	9,121
Other assets(d)	5,732	6,997	1,344	—	14,073
Total assets measured at fair value on a recurring basis	$590,278	$1,470,472	$23,783	$(604,620)	$1,479,913
Deposits	$—	$31,583	$2,185	$—	$33,768
Federal funds purchased and securities loaned or sold under repurchase agreements	—	226,329	—	—	226,329
Short-term borrowings	—	23,045	3,476	—	26,521
Trading liabilities:
Debt and equity instruments(c)	120,719	32,457	46	—	153,222
Derivative payables:
Interest rate	3,981	266,767	3,480	(264,989)	9,239
Credit	—	12,725	1,071	(11,898)	1,898
Foreign exchange	187	253,196	1,184	(238,970)	15,597
Equity	—	90,908	5,231	(87,491)	8,648
Commodity	—	14,021	467	(10,209)	4,279
Total derivative payables	4,168	637,617	11,433	(613,557)	39,661
Total trading liabilities	124,887	670,074	11,479	(613,557)	192,883
Accounts payable and other liabilities	3,100	2,717	76	—	5,893
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	66,216	34,564	—	100,780
Total liabilities measured at fair value on a recurring basis	$127,987	$1,019,965	$51,780	$(613,557)	$586,175
(a)At September 30, 2025 and December 31, 2024, included total U.S. GSE obligations of $162.9 billion and $120.1 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2025 and December 31, 2024, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $839 million and $1.0 billion, respectively, primarily reported in other assets.
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

Level 3 inputs(a)
September 30, 2025
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$898	Discounted cash flows	Yield	0%	111%	6%
			Prepayment speed	6%	14%	9%
			Conditional default rate	0%	2%	0%
			Loss severity	0%	110%	5%
Commercial mortgage-backed securities and loans(c)	1,234	Market comparables	Price	$0	$84	$80
Corporate debt securities	548	Market comparables	Price	$0	$177	$102
Loans(d)	1,755	Market comparables	Price	$0	$103	$76
Non-U.S. government debt securities	219	Market comparables	Price	$2	$122	$99
Net interest rate derivatives	1,504	Option pricing	Interest rate volatility	25 bps	712 bps	102 bps
			Interest rate spread volatility	37 bps	77 bps	64 bps
			Bermudan switch value	0%	46%	16%
			Interest rate correlation	(64)%	97%	61%
			IR-FX correlation	(35)%	50%	2%
	1	Discounted cash flows	Prepayment speed	0%	20%	5%
Net credit derivatives	(1,271)	Discounted cash flows	Credit correlation	34%	79%	51%
			Credit spread	0 bps	6,947 bps	440 bps
			Recovery rate	10%	90%	51%
	39	Market comparables	Price	$0	$115	$75
Net foreign exchange derivatives	383	Option pricing	IR-FX correlation	(40)%	60%	16%
	(53)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	30%	6%
Net equity derivatives	(3,314)	Option pricing	Forward equity price(h)	77%	144%	101%
			Equity volatility	3%	137%	31%
			Equity correlation	0%	100%	54%
			Equity-FX correlation	(75)%	65%	(32)%
			Equity-IR correlation	5%	10%	9%
Net commodity derivatives	120	Option pricing	Oil commodity forward	$38 / BBL	$304 / BBL	$138 / BBL
			Natural gas commodity forward	$2 / MMBTU	$6 / MMBTU	$3 / MMBTU
			Commodity volatility	2%	48%	6%
			Commodity correlation	(30)%	82%	2%
MSRs	9,110	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	49,514	Option pricing	Interest rate volatility	25 bps	712 bps	102 bps
			Bermudan switch value	0%	46%	16%
			Interest rate correlation	(64)%	97%	61%
			IR-FX correlation	(35)%	50%	2%
			Equity volatility	0%	126%	29%
			Equity correlation	0%	100%	54%
			Equity-FX correlation	(75)%	65%	(32)%
			Equity-IR correlation	5%	10%	9%
	1,322	Discounted cash flows	Credit correlation	33%	77%	51%
			Credit spread	1 bps	345 bps	57 bps
			Recovery rate	20%	40%	37%
			Yield	5%	20%	11%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,879
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $324 million, nonagency securities of $5 million and non-trading loans of $569 million.
(c)Comprises nonagency securities of $13 million, trading loans of $66 million and non-trading loans of $1.2 billion.
(d)Comprises trading loans of $985 million and non-trading loans of $770 million.
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
(f)Includes equity securities of $906 million, including $807 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2025 (in millions)	Fair value at Jul. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$365	$1		$—	$(29)		$(13)	$—	$—	$324	$2
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	7	(1)		—	—		—	—	—	6	(1)
Total mortgage-backed securities	377	—		—	(29)		(13)	—	—	335	1
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	205	(6)		124	(102)		—	—	(2)	219	(5)
Corporate debt securities	385	11		68	(19)		—	9	—	454	11
Loans	868	(26)		346	(275)		(24)	258	(96)	1,051	(27)
Asset-backed securities	12	—		—	(10)		—	—	—	2	—
Total debt instruments	1,848	(21)		538	(435)		(37)	267	(98)	2,062	(20)
Equity securities	196	(8)		19	(81)		—	23	(50)	99	11
Physical commodities	24	(3)		—	—		(4)	—	—	17	(3)
Other	217	28		281	—		(10)	2	(7)	511	124
Total trading assets – debt and equity instruments	2,285	(4)	(c)	838	(516)		(51)	292	(155)	2,689	112	(c)
Net derivative receivables:(b)
Interest rate	1,431	210		47	(52)		(52)	(33)	(46)	1,505	259
Credit	(808)	(402)		10	(3)		2	(22)	(9)	(1,232)	(485)
Foreign exchange	340	120		67	(126)		(98)	93	(66)	330	87
Equity	(3,204)	315		215	(551)		(495)	115	291	(3,314)	167
Commodity	169	(52)		9	(42)		26	7	3	120	(29)
Total net derivative receivables	(2,072)	191	(c)	348	(774)		(617)	160	173	(2,591)	(1)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	7	—		—	—		—	—	—	7	—
Corporate debt securities	92	2		—	—		—	—	—	94	2
Total available-for-sale securities	99	2	(d)	—	—		—	—	—	101	2	(d)
Loans	2,252	24	(c)	201	(5)		(140)	303	(141)	2,494	7	(c)
Mortgage servicing rights	8,996	31	(e)	348	1		(266)	—	—	9,110	31	(e)
Other assets	1,403	8	(c)	280	(14)		(46)	4	(255)	1,380	45	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2025 (in millions)	Fair value at Jul. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,099	$10	(c)(f)	$—	$—	$734	$(263)	$—	$(52)	$2,528	$10	(c)(f)
Short-term borrowings	4,136	164	(c)(f)	—	—	2,655	(2,364)	16	(53)	4,554	120	(c)(f)
Trading liabilities – debt and equity instruments	72	(2)	(c)	(15)	60	—	—	12	(29)	98	1	(c)
Accounts payable and other liabilities	40	(7)	(c)	—	—	—	—	—	—	33	(7)	(c)
Long-term debt	41,664	1,918	(c)(f)	—	—	7,566	(7,327)	198	(265)	43,754	1,797	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2024 (in millions)	Fair value at Jul. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$708	$3		$—	$—		$(20)	$—	$—	$691	$3
Residential – nonagency	5	1		—	—		(1)	—	—	5	—
Commercial – nonagency	11	—		—	—		—	—	—	11	—
Total mortgage-backed securities	724	4		—	—		(21)	—	—	707	3
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	193	(4)		53	(65)		—	7	(11)	173	(2)
Corporate debt securities	408	21		86	(62)		—	5	(23)	435	20
Loans	691	12		125	(108)		(22)	321	(200)	819	12
Asset-backed securities	2	—		—	—		—	—	—	2	—
Total debt instruments	2,025	33		264	(235)		(43)	333	(234)	2,143	33
Equity securities	122	(4)		16	(18)		(1)	31	(45)	101	—
Physical commodities	10	—		—	—		—	—	—	10	—
Other	144	20		4	—		(9)	24	—	183	23
Total trading assets – debt and equity instruments	2,301	49	(c)	284	(253)		(53)	388	(279)	2,437	56	(c)
Net derivative receivables:(b)
Interest rate	1,301	1,528		90	(38)		98	(106)	(44)	2,829	1,373
Credit	180	(209)		—	—		(114)	25	19	(99)	(198)
Foreign exchange	168	(31)		59	(105)		71	3	(125)	40	(5)
Equity	(2,991)	(21)		112	(821)		24	(285)	172	(3,810)	(215)
Commodity	(472)	(74)		4	(35)		201	7	(3)	(372)	(107)
Total net derivative receivables	(1,814)	1,193	(c)	265	(999)		280	(356)	19	(1,412)	848	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	2,993	157	(c)	95	(479)		(210)	61	(130)	2,487	114	(c)
Mortgage servicing rights	8,847	(181)	(e)	357	2		(272)	—	—	8,753	(181)	(e)
Other assets	1,202	34	(c)	24	(32)		(20)	—	(22)	1,186	34	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2024 (in millions)	Fair value at Jul. 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,923	$105	(c)(f)	$—	$—	$512	$(299)	$—	$(22)	$2,219	$104	(c)(f)
Short-term borrowings	2,726	74	(c)(f)	—	—	2,283	(1,435)	1	(2)	3,647	56	(c)(f)
Trading liabilities – debt and equity instruments	68	(1)	(c)	(20)	5	—	—	25	(5)	72	(1)	(c)
Accounts payable and other liabilities	70	5	(c)	(30)	—	—	—	—	(3)	42	5	(c)
Long-term debt	31,286	1,632	(c)(f)	—	—	6,073	(5,258)	23	(283)	33,473	1,783	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$488	$14		$31	$(166)		$(43)	$—	$—	$324	$3
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(4)		—	—		—	—	—	6	(3)
Total mortgage-backed securities	503	16		31	(172)		(43)	—	—	335	—
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	152	30		295	(285)		(1)	54	(26)	219	26
Corporate debt securities	390	20		196	(156)		(10)	22	(8)	454	20
Loans	1,088	(15)		1,074	(730)		(140)	556	(782)	1,051	(45)
Asset-backed securities	10	—		2	(10)		—	—	—	2	—
Total debt instruments	2,144	51		1,598	(1,353)		(194)	632	(816)	2,062	1
Equity securities	62	(39)		231	(223)		—	147	(79)	99	8
Physical commodities	26	(3)		—	—		(6)	—	—	17	3
Other	210	16		305	—		(76)	80	(24)	511	262
Total trading assets – debt and equity instruments	2,442	25	(c)	2,134	(1,576)		(276)	859	(919)	2,689	274	(c)
Net derivative receivables:(b)
Interest rate	301	1,200		170	(253)		152	(88)	23	1,505	1,120
Credit	(363)	(660)		87	(10)		(126)	(160)	—	(1,232)	(684)
Foreign exchange	20	685		158	(366)		(60)	187	(294)	330	329
Equity	(2,866)	2,641		838	(2,085)		(2,160)	(84)	402	(3,314)	1,307
Commodity	(73)	208		52	(178)		118	7	(14)	120	237
Total net derivative receivables	(2,981)	4,074	(c)	1,305	(2,892)		(2,076)	(138)	117	(2,591)	2,309	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(1)		—	—		—	—	—	7	(1)
Corporate debt securities	—	2		92	—		—	—	—	94	2
Total available-for-sale securities	8	1	(d)	92	—		—	—	—	101	1	(d)
Loans	2,416	198	(c)	331	(133)		(755)	908	(471)	2,494	13	(c)
Mortgage servicing rights	9,121	(43)	(e)	823	8		(799)	—	—	9,110	(43)	(e)
Other assets	1,344	19	(c)	349	(66)		(70)	95	(291)	1,380	38	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,185	$172	(c)(f)	$—	$—	$1,357	$(1,099)	$—	$(87)	$2,528	$160	(c)(f)
Short-term borrowings	3,476	368	(c)(f)	—	—	6,674	(5,898)	35	(101)	4,554	166	(c)(f)
Trading liabilities – debt and equity instruments	46	(16)	(c)	(22)	106	—	(1)	38	(53)	98	9	(c)
Accounts payable and other liabilities	76	(10)	(c)	—	1	—	—	—	(34)	33	(10)	(c)
Long-term debt	34,564	4,151	(c)(f)	—	—	22,307	(16,264)	383	(1,387)	43,754	3,452	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2024	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2024
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$758	$3		$45	$(61)		$(61)	$7	$—	$691	$3
Residential – nonagency	5	1		—	—		(1)	4	(4)	5	(1)
Commercial – nonagency	12	(2)		1	—		—	—	—	11	(1)
Total mortgage-backed securities	775	2		46	(61)		(62)	11	(4)	707	1
Obligations of U.S. states and municipalities	10	—		—	—		(2)	—	(1)	7	—
Non-U.S. government debt securities	179	(2)		145	(137)		—	14	(26)	173	4
Corporate debt securities	484	28		386	(229)		(181)	13	(66)	435	27
Loans	684	20		446	(438)		(67)	645	(471)	819	8
Asset-backed securities	6	—		1	(5)		(7)	7	—	2	—
Total debt instruments	2,138	48		1,024	(870)		(319)	690	(568)	2,143	40
Equity securities	127	(23)		130	(99)		(1)	74	(107)	101	(33)
Physical commodities	7	2		4	—		(3)	—	—	10	2
Other	101	64		46	—		(52)	25	(1)	183	71
Total trading assets – debt and equity instruments	2,373	91	(c)	1,204	(969)		(375)	789	(676)	2,437	80	(c)
Net derivative receivables:(b)
Interest rate	502	1,246		282	(122)		981	81	(141)	2,829	892
Credit	265	(143)		—	(16)		(253)	(13)	61	(99)	(68)
Foreign exchange	62	100		136	(230)		(16)	(26)	14	40	105
Equity	(2,402)	(545)		680	(2,020)		246	(296)	527	(3,810)	104
Commodity	(279)	(196)		22	(155)		228	6	2	(372)	(182)
Total net derivative receivables	(1,852)	462	(c)	1,120	(2,543)		1,186	(248)	463	(1,412)	851	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	3,079	266	(c)	304	(684)		(855)	730	(353)	2,487	207	(c)
Mortgage servicing rights	8,522	216	(e)	835	(25)		(795)	—	—	8,753	216	(e)
Other assets	758	100	(c)	444	(54)		(45)	5	(22)	1,186	94	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2024	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2024
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,833	$90	(c)(f)	$—	$—	$1,304	$(909)	$34	$(133)	$2,219	$78	(c)(f)
Short-term borrowings	1,758	143	(c)(f)	—	—	5,742	(3,992)	2	(6)	3,647	78	(c)(f)
Trading liabilities – debt and equity instruments	37	(41)	(c)	(26)	62	—	—	46	(6)	72	(3)	(c)
Accounts payable and other liabilities	52	(7)	(c)	(36)	31	—	—	5	(3)	42	(7)	(c)
Long-term debt	27,726	2,147	(c)(f)	—	—	17,049	(13,230)	466	(685)	33,473	1,895	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% and 2% at September 30, 2025 and December 31, 2024, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 7% and 9% at September 30, 2025 and December 31, 2024, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the three and nine months ended September 30, 2025 and 2024.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and nine months ended September 30, 2025 and 2024. Unrealized (gains)/losses are reported in OCI, and were $198 million and $54 million for the three months ended September 30, 2025 and 2024, respectively, and were $189 million and $(37) million for the nine months ended September 30, 2025 and 2024, respectively.
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
Three and nine months ended September 30, 2025
Level 3 assets were $25.4 billion at September 30, 2025, reflecting a decrease of $53 million from June 30, 2025, and an increase of $1.7 billion from December 31, 2024.
The increase for the nine months ended September 30, 2025 was predominantly driven by higher:
•Other trading assets of $301 million due to gains and purchases.
•Gross derivative receivables of $1.2 billion due to gains and purchases primarily offset by settlements and net transfers.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2025 and 2024, there were no significant transfers from level 2 into level 3.
For the three months ended September 30, 2025, significant transfers from level 3 into level 2 included the following:
•$914 million and $1.2 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the three months ended September 30, 2024, there were no significant transfers from level 3 into level 2.
For the nine months ended September 30, 2025, significant transfers from level 2 into level 3 included the following:
•$1.1 billion and $1.2 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$908 million of non-trading loans driven by a decrease in observability.
For the nine months ended September 30, 2025, significant transfers from level 3 into level 2 included the following:
•$782 million of trading loans driven by an increase in observability.
•$1.7 billion and $2.1 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.4 billion of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.
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
For the nine months ended September 30, 2024, significant transfers from level 3 into level 2 included the following:
• $765 million and $1.3 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.

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
Three months ended September 30, 2025
•$252 million of net gains on assets, predominantly driven by gains in other trading assets and net derivative receivables due to market movements.
•$2.1 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Three months ended September 30, 2024
•$1.3 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
•$1.8 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Nine months ended September 30, 2025
•$4.3 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
•$4.7 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Credit and funding adjustments:
Derivatives CVA	$37	$(17)	$(80)	$3
Derivatives FVA	18	(5)	(41)	32
Refer to Note 2 of JPMorganChase’s 2024 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2025 and 2024, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2025 and 2024, by major product category and fair value hierarchy.

September 30, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$389	$458	$847
Other assets(a)	—	53	765	818
Total assets measured at fair value on a nonrecurring basis	$—	$442	$1,223	$1,665
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5

September 30, 2024 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$663	$896	$1,559
Other assets	—	8	945	953
Total assets measured at fair value on a nonrecurring basis	$—	$671	$1,841	$2,512
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $765 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2025, $687 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2025 and 2024, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Loans	$(125)	$(32)	$(153)	$(98)
Other assets(a)	95	(323)	130	(529)
Accounts payable and other liabilities	—	—	(5)	—
Total nonrecurring fair value gains/(losses)	$(30)	$(355)	$(28)	$(627)
(a)Included $92 million and $(30) million for the three months ended September 30, 2025 and 2024, respectively, and $118 million and $(176) million for the nine months ended September 30, 2025 and 2024, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2025 and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended September 30,		Nine months ended September 30,
As of or for the period ended, (in millions)	2025	2024	2025	2024
Other assets
Carrying value(a)	$4,808	$3,660	$4,808	$3,660
Upward carrying value changes(b)	121	42	199	72
Downward carrying value changes/impairment(c)	(29)	(72)	(81)	(248)
(a)The carrying value as of December 31, 2024 was $3.7 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2025 were $1.3 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2025 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio at both September 30, 2025 and 2024.
These shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5223 at September 30, 2025 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of September 30, 2025, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. As of September 30, 2025, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions. Refer to page 200 of JPMorganChase’s 2024 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2025 and December 31, 2024, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.8	$21.8	$—	$—	$21.8	$23.4	$23.4	$—	$—	$23.4
Deposits with banks	281.6	281.6	—	—	281.6	445.9	445.8	0.1	—	445.9
Accrued interest and accounts receivable	141.5	—	141.4	0.1	141.5	101.1	—	101.0	0.1	101.1
Federal funds sold and securities purchased under resale agreements	21.2	—	21.2	—	21.2	8.2	—	8.2	—	8.2
Securities borrowed	143.6	—	143.6	—	143.6	135.6	—	135.6	—	135.6
Investment securities, held-to-maturity	293.4	141.7	133.2	—	274.9	274.5	97.4	150.5	—	247.9
Loans, net of allowance for loan losses(a)	1,354.8	—	246.1	1,111.5	1,357.6	1,282.3	—	268.7	1,007.8	1,276.5
Other	91.4	0.5	89.6	1.5	91.6	82.7	—	81.3	1.6	82.9
Financial liabilities
Deposits	$2,512.5	$—	$2,512.8	$—	$2,512.8	$2,372.3	$—	$2,372.5	$—	$2,372.5
Federal funds purchased and securities loaned or sold under repurchase agreements	78.4	—	78.4	—	78.4	70.5	—	70.5	—	70.5
Short-term borrowings	32.7	—	32.7	—	32.7	26.4	—	26.3	—	26.3
Accounts payable and other liabilities(b)	266.9	—	254.0	12.1	266.1	232.8	—	219.6	12.6	232.2
Beneficial interests issued by consolidated VIEs	28.2	—	28.3	—	28.3	27.3	—	27.4	—	27.4
Long-term debt	303.0	—	254.9	52.1	307.0	300.6	—	251.2	50.7	301.9
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

	September 30, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.4	$—	$—	$4.7	$4.7	$2.7	$—	$—	$4.4	$4.4
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2025 and 2024, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2025				2024
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$94	$—		$94	$219	$—		$219
Securities borrowed	(2)	—		(2)	95	—		95
Trading assets:
Debt and equity instruments, excluding loans	1,055	—		1,055	1,576	—		1,576
Loans reported as trading assets:
Changes in instrument-specific credit risk	111	—		111	75	—		75
Other changes in fair value	—	6	(c)	6	(1)	3	(c)	2
Loans:
Changes in instrument-specific credit risk	60	—		60	238	—		238
Other changes in fair value	108	230	(c)	338	190	284	(c)	474
Other assets	24	(4)	(d)	20	75	—		75
Deposits(a)	(567)	—		(567)	(1,209)	—		(1,209)
Federal funds purchased and securities loaned or sold under repurchase agreements	(13)	—		(13)	(57)	—		(57)
Short-term borrowings(a)	(685)	—		(685)	(301)	—		(301)
Trading liabilities	(1)	—		(1)	3	—		3
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	3	—		3	(4)	—		(4)
Long-term debt(a)(b)	(2,900)	(1)	(c)(d)	(2,901)	(3,308)	2	(c)(d)	(3,306)

	Nine months ended September 30,
	2025				2024
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$167	$—		$167	$268	$—		$268
Securities borrowed	(6)	—		(6)	309	—		309
Trading assets:
Debt and equity instruments, excluding loans	2,103	—		2,103	4,385	—		4,385
Loans reported as trading assets:
Changes in instrument-specific credit risk	134	—		134	273	—		273
Other changes in fair value	17	14	(c)	31	18	4	(c)	22
Loans:
Changes in instrument-specific credit risk	477	—		477	508	(5)	(c)	503
Other changes in fair value	365	557	(c)	922	172	439	(c)	611
Other assets	55	(4)	(d)	51	93	—		93
Deposits(a)	(1,559)	—		(1,559)	(3,167)	—		(3,167)
Federal funds purchased and securities loaned or sold under repurchase agreements	(25)	—		(25)	(47)	—		(47)
Short-term borrowings(a)	(1,224)	—		(1,224)	(751)	—		(751)
Trading liabilities	19	—		19	1	—		1
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(6)	—		(6)
Long-term debt(a)(b)	(6,257)	(5)	(c)(d)	(6,262)	(4,244)	(8)	(c)(d)	(4,252)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three and nine months ended September 30, 2025 and 2024.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2025 and December 31, 2024, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2025				December 31, 2024
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,306		$608	$(2,698)	$3,429		$464	$(2,965)
Loans	1,583		1,305	(278)	1,711		1,492	(219)
Subtotal	4,889		1,913	(2,976)	5,140		1,956	(3,184)
90 or more days past due and government guaranteed
Loans(a)	123		119	(4)	50		45	(5)
All other performing loans(b)
Loans reported as trading assets	14,138		12,620	(1,518)	12,171		10,852	(1,319)
Loans(c)	53,597		53,262	(335)	40,342		39,813	(529)
Subtotal	67,735		65,882	(1,853)	52,513		50,665	(1,848)
Total loans	$72,747		$67,914	$(4,833)	$57,703		$52,666	$(5,037)
Long-term debt
Principal-protected debt	$70,964	(e)	$61,024	$(9,940)	$57,414	(e)	$47,780	$(9,634)
Nonprincipal-protected debt(d)	NA		63,154	NA	NA		53,000	NA
Total long-term debt	NA		$124,178	NA	NA		$100,780	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$8	NA	NA		$1	NA
Total long-term beneficial interests	NA		$8	NA	NA		$1	NA

(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2025 and December 31, 2024.
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
At September 30, 2025 and December 31, 2024, the contractual amount of lending-related commitments for which the fair value option was elected was $19.5 billion and $12.2 billion, respectively, with a corresponding fair value of $(2) million and $50 million, respectively. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2025					December 31, 2024
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$58,093	$2,609	$31,529		$92,231	$46,220	$1,065	$28,871		$76,156
Credit	8,321	627	—		8,948	6,213	1,242	—		7,455
Foreign exchange	2,662	1,161	520		4,343	2,309	1,058	416		3,783
Equity	52,399	9,438	3,027		64,864	44,149	7,881	2,986		55,016
Commodity	840	129	—	(a)	969	1,331	62	1	(a)	1,394
Total structured notes	$122,315	$13,964	$35,076		$171,355	$100,222	$11,308	$32,274		$143,804
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $1.9 billion and $869 million for the periods ended September 30, 2025 and December 31, 2024, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	123-124
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	123-124
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	126
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	123-124
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	127
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	127
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	127
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	127
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	127

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2025 and December 31, 2024.

	Notional amounts(b)
(in billions)	September 30, 2025	December 31, 2024
Interest rate contracts
Swaps	$26,085	$20,437
Futures and forwards	4,692	3,067
Written options	3,919	3,067
Purchased options	3,716	3,089
Total interest rate contracts	38,412	29,660
Credit derivatives(a)	2,165	1,191
Foreign exchange contracts
Cross-currency swaps	5,597	4,509
Spot, futures and forwards	10,021	7,005
Written options	1,186	1,015
Purchased options	1,167	984
Total foreign exchange contracts	17,971	13,513
Equity contracts
Swaps	1,095	850
Futures and forwards	271	206
Written options	1,244	914
Purchased options	1,095	788
Total equity contracts	3,705	2,758
Commodity contracts
Swaps	172	148
Spot, futures and forwards	286	191
Written options	135	137
Purchased options	130	125
Total commodity contracts	723	601
Total derivative notional amounts	$62,976	$47,723
(a)Refer to the Credit derivatives discussion on pages 128-129 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2025 and December 31, 2024, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$296,564	$—	$296,564	$25,096	$272,928	$3	$272,931	$7,797
Credit	13,123	—	13,123	432	19,443	—	19,443	3,055
Foreign exchange	163,687	506	164,193	20,024	155,602	840	156,442	12,567
Equity	130,266	—	130,266	7,796	150,483	—	150,483	17,427
Commodity	23,734	18	23,752	6,501	18,937	82	19,019	5,557
Total fair value of trading assets and liabilities	$627,374	$524	$627,898	$59,849	$617,393	$925	$618,318	$46,403

	Gross derivative receivables				Gross derivative payables
December 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,734	$—	$290,734	$24,945	$274,226	$2	$274,228	$9,239
Credit	11,087	—	11,087	814	13,796	—	13,796	1,898
Foreign exchange	261,035	1,885	262,920	25,312	253,289	1,278	254,567	15,597
Equity	85,220	—	85,220	5,285	96,139	—	96,139	8,648
Commodity	15,490	136	15,626	4,611	14,415	73	14,488	4,279
Total fair value of trading assets and liabilities	$663,566	$2,021	$665,587	$60,967	$651,865	$1,353	$653,218	$39,661
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2025 and December 31, 2024, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

	September 30, 2025				December 31, 2024
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$163,267	$(139,656)	$23,611		$158,202	$(134,791)	$23,411
OTC–cleared	131,806	(131,705)	101		130,989	(130,810)	179
Exchange-traded(a)	124	(107)	17		190	(188)	2
Total interest rate contracts	295,197	(271,468)	23,729		289,381	(265,789)	23,592
Credit contracts:
OTC	8,758	(8,499)	259		8,680	(8,030)	650
OTC–cleared	4,238	(4,192)	46		2,267	(2,243)	24
Total credit contracts	12,996	(12,691)	305		10,947	(10,273)	674
Foreign exchange contracts:
OTC	161,161	(143,328)	17,833		259,608	(236,931)	22,677
OTC–cleared	876	(837)	39		685	(677)	8
Exchange-traded(a)	5	(4)	1		34	—	34
Total foreign exchange contracts	162,042	(144,169)	17,873		260,327	(237,608)	22,719
Equity contracts:
OTC	42,780	(39,425)	3,355		33,269	(30,742)	2,527
Exchange-traded(a)	86,228	(83,045)	3,183		51,040	(49,193)	1,847
Total equity contracts	129,008	(122,470)	6,538		84,309	(79,935)	4,374
Commodity contracts:
OTC	14,855	(11,858)	2,997		8,340	(5,848)	2,492
OTC–cleared	114	(81)	33		126	(84)	42
Exchange-traded(a)	6,574	(5,312)	1,262		5,179	(5,083)	96
Total commodity contracts	21,543	(17,251)	4,292		13,645	(11,015)	2,630
Derivative receivables with appropriate legal opinion	620,786	(568,049)	52,737	(d)	658,609	(604,620)	53,989	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	7,112		7,112		6,978		6,978
Total derivative receivables recognized on the Consolidated balance sheets	$627,898		$59,849		$665,587		$60,967
Collateral not nettable on the Consolidated balance sheets(b)(c)			(27,795)				(28,160)
Net amounts			$32,054				$32,807

	September 30, 2025				December 31, 2024
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$136,252	$(129,373)	$6,879		$138,215	$(130,375)	$7,840
OTC–cleared	135,616	(135,584)	32		134,555	(134,262)	293
Exchange-traded(a)	177	(177)	—		363	(352)	11
Total interest rate contracts	272,045	(265,134)	6,911		273,133	(264,989)	8,144
Credit contracts:
OTC	14,658	(12,898)	1,760		11,381	(10,133)	1,248
OTC–cleared	3,521	(3,490)	31		1,779	(1,765)	14
Total credit contracts	18,179	(16,388)	1,791		13,160	(11,898)	1,262
Foreign exchange contracts:
OTC	153,805	(143,025)	10,780		251,860	(238,292)	13,568
OTC–cleared	915	(838)	77		772	(678)	94
Exchange-traded(a)	15	(12)	3		14	—	14
Total foreign exchange contracts	154,735	(143,875)	10,860		252,646	(238,970)	13,676
Equity contracts:
OTC	63,269	(50,010)	13,259		44,394	(38,298)	6,096
Exchange-traded(a)	85,098	(83,046)	2,052		49,578	(49,193)	385
Total equity contracts	148,367	(133,056)	15,311		93,972	(87,491)	6,481
Commodity contracts:
OTC	11,109	(8,147)	2,962		6,918	(5,206)	1,712
OTC–cleared	81	(81)	—		84	(84)	—
Exchange-traded(a)	5,275	(5,234)	41		5,182	(4,919)	263
Total commodity contracts	16,465	(13,462)	3,003		12,184	(10,209)	1,975
Derivative payables with appropriate legal opinion	609,791	(571,915)	37,876	(d)	645,095	(613,557)	31,538	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	8,527		8,527		8,123		8,123
Total derivative payables recognized on the Consolidated balance sheets	$618,318		$46,403		$653,218		$39,661
Collateral not nettable on the Consolidated balance sheets(b)(c)			(17,537)				(10,163)
Net amounts			$28,866				$29,498
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
(d)Net derivatives receivable included cash collateral netted of $51.1 billion and $51.9 billion at September 30, 2025 and December 31, 2024, respectively. Net derivatives payable included cash collateral netted of $54.9 billion and $60.8 billion at September 30, 2025 and December 31, 2024, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2025 and December 31, 2024.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2025	December 31, 2024
Aggregate fair value of net derivative payables	$18,477	$15,371
Collateral posted	18,910	15,204
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2025 and December 31, 2024, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2025		December 31, 2024
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$21	$132	$119	$1,205
Amount required to settle contracts with termination triggers upon downgrade(b)	17	100	78	458
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2025 and 2024, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(43)	$359	$316	$—	$318	$—
Foreign exchange(c)	413	(301)	112	(208)	112	49
Commodity(d)	(604)	651	47	—	39	—
Total	$(234)	$709	$475	$(208)	$469	$49

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$353	$(91)	$262	$—	$195	$—
Foreign exchange(c)	(668)	744	76	(147)	76	(27)
Commodity(d)	(37)	84	47	—	47	—
Total	$(352)	$737	$385	$(147)	$318	$(27)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$36	$923	$959	$—	$914	$—
Foreign exchange(c)	930	(693)	237	(509)	237	76
Commodity(d)	(1,880)	2,061	181	—	136	—
Total	$(914)	$2,291	$1,377	$(509)	$1,287	$76

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$831	$(353)	$478	$—	$428	$—
Foreign exchange(c)	(863)	1,044	181	(394)	181	(43)
Commodity(d)	165	(63)	102	—	99	—
Total	$133	$628	$761	$(394)	$708	$(43)
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

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$264,129	(c)	$4,231	$(1,549)	$2,682
Liabilities
Long-term debt	220,806		1,029	(9,007)	(7,978)
Beneficial interests issued by consolidated VIEs	5,886		39	1	40

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2024 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$203,141	(c)	$(1,675)	$(1,959)	$(3,634)
Liabilities
Long-term debt	211,288		(3,711)	(9,332)	(13,043)
Beneficial interests issued by consolidated VIEs	5,312		(30)	(5)	(35)
(a)Excludes physical commodities with a carrying value of $4.4 billion and $6.2 billion at September 30, 2025 and December 31, 2024, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2025 and December 31, 2024, the carrying amount excluded for AFS securities was $34.7 billion and $28.7 billion, respectively. At September 30, 2025 and December 31, 2024, the carrying amount excluded for long-term debt was $587 million and $518 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At September 30, 2025 and December 31, 2024, the amortized cost of the portfolio layer method closed portfolios was $97.6 billion and $72.8 billion, of which $72.0 billion and $41.2 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At September 30, 2025 and December 31, 2024, the cumulative amount of basis adjustments was $391 million and $(1.7) billion, which is comprised of $1.2 billion and $(1.2) billion for active hedging relationships, and $(781) million and $(566) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2025 and 2024, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(677)	$(87)	$590
Foreign exchange(b)	(1)	(177)	(176)
Total	$(678)	$(264)	$414

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(716)	$2,071	$2,787
Foreign exchange(b)	43	242	199
Total	$(673)	$2,313	$2,986

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,928)	$2,523	$4,451
Foreign exchange(b)	37	222	185
Total	$(1,891)	$2,745	$4,636

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,998)	$(330)	$1,668
Foreign exchange(b)	81	198	117
Total	$(1,917)	$(132)	$1,785
(a)Primarily consists of hedges of SOFR-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended September 30, 2025 and 2024.
Over the next 12 months, the Firm expects that approximately $(1.0) billion (after-tax) of net losses recorded in AOCI at September 30, 2025, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately seven years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2025 and 2024.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024
Three months ended September 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$160	$232	$151	$(2,487)

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024
Nine months ended September 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$312	$(6,115)	$344	$(83)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. The amounts reclassified for the three and nine months ended September 30, 2025 were not material. The Firm reclassified a net pre-tax gain of $36 million and $46 million to other income/expense during the three and nine months ended September 30, 2024, respectively. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Contract type
Interest rate(a)	$(69)	$122	$(58)	$(123)
Credit(b)	(140)	(143)	(374)	(424)
Foreign exchange(c)	(26)	4	82	32
Equity(d)	(17)	—	(9)	—
Total	$(252)	$(17)	$(359)	$(515)
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2024 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2025 and December 31, 2024. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(774,698)	$827,151	$52,453	$7,422
Other credit derivatives(a)	(238,711)	291,603	52,892	25,021
Total credit derivatives	(1,013,409)	1,118,754	105,345	32,443
Credit-related notes(b)	—	—	—	12,780
Total	$(1,013,409)	$1,118,754	$105,345	$45,223

	Maximum payout/Notional amount
December 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,184)	$474,554	$24,370	$6,858
Other credit derivatives(a)	(110,913)	137,927	27,014	10,169
Total credit derivatives	(561,097)	612,481	51,384	17,027
Credit-related notes(b)	—	—	—	10,471
Total	$(561,097)	$612,481	$51,384	$27,498
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2025 and December 31, 2024, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(245,975)	$(391,797)	$(141,841)	$(779,613)	$5,484	$(913)	$4,571
Noninvestment-grade	(57,136)	(124,772)	(51,888)	(233,796)	3,772	(1,841)	1,931
Total	$(303,111)	$(516,569)	$(193,729)	$(1,013,409)	$9,256	$(2,754)	$6,502

December 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(135,950)	$(277,052)	$(33,379)	$(446,381)	$4,593	$(904)	$3,689
Noninvestment-grade	(42,149)	(70,525)	(2,042)	(114,716)	1,889	(1,738)	151
Total	$(178,099)	$(347,577)	$(35,421)	$(561,097)	$6,482	$(2,642)	$3,840
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2024 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Underwriting
Equity	$528	$344	$1,318	$1,192
Debt	1,154	1,040	3,504	3,073
Total underwriting	1,682	1,384	4,822	4,265
Advisory	930	847	2,467	2,224
Total investment banking fees	$2,612	$2,231	$7,289	$6,489
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Trading revenue by instrument type
Interest rate(a)	$1,303	$711	$3,645	$2,717
Credit(b)	164	319	601	1,457
Foreign exchange	1,186	1,259	4,158	3,872
Equity	3,999	3,342	12,009	10,720
Commodity	468	359	1,475	805
Total trading revenue	7,120	5,990	21,888	19,571
Private equity gains/(losses)	(11)	(2)	(16)	21
Principal transactions	$7,109	$5,988	$21,872	$19,592

(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Lending-related fees(a)	$554	$542	$1,647	$1,663
Deposit-related fees	1,795	1,382	5,082	3,991
Total lending- and deposit-related fees	$2,349	$1,924	$6,729	$5,654
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Asset management fees
Investment management fees	$5,015	$4,381	$14,326	$12,650
All other asset management fees	105	98	300	277
Total asset management fees	$5,120	$4,479	$14,626	$12,927
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Commissions and other fees
Brokerage commissions and fees	$917	$785	$2,765	$2,336
Administration fees	713	660	2,037	1,874
All other commissions and fees (a)	574	491	1,629	1,455
Total commissions and other fees	$2,204	$1,936	$6,431	$5,665
(a)Includes annuity sales commissions, depositary receipt-related service fees and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.

Mortgage fees and related income: refer to Note 14 for additional information.
Card income
The following table presents the components of card income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interchange and merchant processing income	$9,218	$8,543	$26,775	$24,894
Rewards costs and partner payments	(7,614)	(6,833)	(21,749)	(19,793)
All other(a)	(464)	(365)	(1,326)	(1,206)
Total card income	$1,140	$1,345	$3,700	$3,895
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease income	$990	$706	$2,720	$2,067
Gain on Visa shares	—	—	—	7,990	(b)
First Republic-related gains(a)	—	—	628	103
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
First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. In addition, as of June 30, 2025, all outstanding matters between the Firm and the FDIC related to the final settlement of the purchase price for the First Republic acquisition had been resolved. Refer to Note 34 on pages 319–321 of the Firm’s 2024 Form 10-K for additional information.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025		2024
Legal expense	$62	$259	$301		$504
FDIC-related expense	258	312	549	(a)	1,576	(a)
Operating losses	301	397	1,001		1,019
Contribution of Visa shares	—	—	—		1,000	(b)
(a)Included an FDIC special assessment accrual release of $437 million and an accrual increase of $725 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest income
Loans(a)	$24,025	$23,509	$69,494	$69,281
Taxable securities	7,135	5,849	19,806	15,844
Non-taxable securities(b)	294	298	837	923
Total investment securities(a)	7,429	6,147	20,643	16,767
Trading assets - debt instruments	6,284	5,613	18,139	15,198
Federal funds sold and securities purchased under resale agreements	4,531	5,226	13,325	14,262
Securities borrowed	2,163	2,478	6,681	6,821
Deposits with banks	2,946	5,366	10,480	17,811
All other interest-earning assets(c)	2,061	2,077	5,771	6,227
Total interest income	$49,439	$50,416	$144,533	$146,367
Interest expense
Interest-bearing deposits	$11,633	$12,914	$34,111	$37,569
Federal funds purchased and securities loaned or sold under repurchase agreements	6,043	5,733	17,197	14,810
Short-term borrowings	590	542	1,732	1,579
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,316	2,632	6,685	7,872
Long-term debt	4,558	4,838	13,434	14,236
Beneficial interest issued by consolidated VIEs	333	352	926	1,068
Total interest expense	$25,473	$27,011	$74,085	$77,134
Net interest income	$23,966	$23,405	$70,448	$69,233
Provision for credit losses	3,403	3,111	9,557	8,047
Net interest income after provision for credit losses	$20,563	$20,294	$60,891	$61,186
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Total net periodic defined benefit plan credit	$(67)	$(114)	$(195)	$(342)
Total defined contribution plans	506	461	1,454	1,292
Total pension and OPEB cost included in noninterest expense	$439	$347	$1,259	$950
As of September 30, 2025 and December 31, 2024, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $23.4 billion and $22.2 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2024 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$348	$359	$1,152	$1,224
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	562	490	1,770	1,507
Total noncash compensation expense related to employee share-based incentive plans	$910	$849	$2,922	$2,731
In the first quarter of 2025, in connection with its annual incentive grant for the 2024 performance year, the Firm granted 12 million RSUs and 462 thousand PSUs with weighted-average grant date fair values of $259.74 per RSU and $261.10 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2025, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
During the third quarter of 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes. AOCI included pretax unrealized gains of $575 million on the securities at the date of transfer.
Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the premium or discount resulting from the transfer recorded at fair value.
Transfers of securities between AFS and HTM are non-cash transactions.
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for additional information regarding the investment securities portfolio.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2025				December 31, 2024
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$93,325	$1,048	$2,520	$91,853	$95,671	$251	$4,029	$91,893
Residential:
U.S.	5,573	39	24	5,588	4,242	16	50	4,208
Non-U.S.	429	2	—	431	600	3	—	603
Commercial	4,512	49	40	4,521	4,115	20	70	4,065
Total mortgage-backed securities	103,839	1,138	2,584	102,393	104,628	290	4,149	100,769
U.S. Treasury and government agencies	300,064	1,922	100	301,886	235,495	545	1,261	234,779
Obligations of U.S. states and municipalities	20,817	111	960	19,968	18,337	110	534	17,913
Non-U.S. government debt securities	44,516	148	385	44,279	36,655	94	504	36,245
Corporate debt securities	124	1	—	125	71	—	1	70
Asset-backed securities:
Collateralized loan obligations	19,692	63	1	19,754	14,887	59	3	14,943
Other	2,076	25	7	2,094	2,125	17	9	2,133
Unallocated portfolio layer fair value basis adjustments(a)	1,172	(1,172)	—	NA	(1,153)	—	(1,153)	NA
Total available-for-sale securities	492,300	2,236	4,037	490,499	411,045	1,115	5,308	406,852
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	91,146	47	9,939	81,254	97,177	6	13,531	83,652
U.S. Residential	7,792	5	642	7,155	8,605	4	904	7,705
Commercial	7,222	18	248	6,992	8,817	24	389	8,452
Total mortgage-backed securities	106,160	70	10,829	95,401	114,599	34	14,824	99,809
U.S. Treasury and government agencies	148,837	37	7,144	141,730	108,632	—	11,212	97,420
Obligations of U.S. states and municipalities	8,881	12	696	8,197	9,310	32	631	8,711
Asset-backed securities:
Collateralized loan obligations	28,483	41	11	28,513	40,573	84	14	40,643
Other	1,085	2	23	1,064	1,354	2	39	1,317
Total held-to-maturity securities	293,446	162	18,703	274,905	274,468	152	26,720	247,900
Total investment securities, net of allowance for credit losses	$785,746	$2,398	$22,740	$765,404	$685,513	$1,267	$32,028	$654,752
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $1.6 billion and $4.8 billion of HTM securities for the three and nine months ended September 30, 2025, respectively, and $1.4 billion and $2.4 billion for the three and nine months ended September 30, 2024, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $105 million and $152 million at September 30, 2025 and December 31, 2024, respectively.
(d)Excludes $4.8 billion and $3.7 billion of accrued interest receivable at September 30, 2025 and December 31, 2024, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and nine months ended September 30, 2025 and 2024. Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2025 and December 31, 2024. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $2.6 billion and $5.3 billion, at September 30, 2025 and December 31, 2024, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$2	$—	$924	$24	$926	$24
Non-U.S.	—	—	21	—	21	—
Commercial	421	—	768	40	1,189	40
Total mortgage-backed securities	423	—	1,713	64	2,136	64
Obligations of U.S. states and municipalities	11,905	558	3,583	402	15,488	960
Non-U.S. government debt securities	12,559	87	7,001	298	19,560	385
Corporate debt securities	—	—	—	—	—	—
Asset-backed securities:
Collateralized loan obligations	584	—	163	1	747	1
Other	161	—	132	7	293	7
Total available-for-sale securities with gross unrealized losses	$25,632	$645	$12,592	$772	$38,224	$1,417

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,505	$6	$925	$44	$2,430	$50
Non-U.S.	—	—	30	—	30	—
Commercial	763	8	1,184	62	1,947	70
Total mortgage-backed securities	2,268	14	2,139	106	4,407	120
Obligations of U.S. states and municipalities	10,037	233	2,412	301	12,449	534
Non-U.S. government debt securities	14,234	234	4,184	270	18,418	504
Corporate debt securities	9	—	30	1	39	1
Asset-backed securities:
Collateralized loan obligations	2	—	375	3	377	3
Other	214	1	200	8	414	9
Total available-for-sale securities with gross unrealized losses	$26,764	$482	$9,340	$689	$36,104	$1,171

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both September 30, 2025 and December 31, 2024, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities as of September 30, 2025 was $105 million, which included the impact of a $17 million reduction in allowance related to a sale of a corporate debt security in the first quarter of 2025. As of September 30, 2024, the allowance for credit losses in investment securities was $175 million.
Refer to Note 10 of JPMorganChase’s 2024 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Realized gains	$248	$298	$487	$535
Realized losses	(143)	(314)	(473)	(1,464)
Investment securities gains/(losses)	$105	$(16)	$14	$(929)
Provision for credit losses	$(3)	$(2)	$(30)	$47

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2025, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2025 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$1,688	$11,105	$4,952	$86,096	$103,841
Fair value	1,677	11,252	5,012	84,452	102,393
Average yield(a)	3.18%	4.74%	4.93%	4.68%	4.68%
U.S. Treasury and government agencies
Amortized cost	$28,716	$209,735	$55,304	$6,309	$300,064
Fair value	28,754	211,078	55,571	6,483	301,886
Average yield(a)	4.38%	4.29%	4.50%	5.00%	4.35%
Obligations of U.S. states and municipalities
Amortized cost	$1	$11	$101	$20,704	$20,817
Fair value	1	11	101	19,855	19,968
Average yield(a)	3.47%	3.87%	4.39%	5.22%	5.22%
Non-U.S. government debt securities
Amortized cost	$11,184	$17,483	$9,861	$5,988	$44,516
Fair value	11,190	17,499	9,737	5,853	44,279
Average yield(a)	3.67%	4.10%	3.21%	3.86%	3.76%
Corporate debt securities
Amortized cost	$49	$108	$—	$—	$157
Fair value	16	109	—	—	125
Average yield(a)	17.50%	14.54%	—%	—%	15.46%
Asset-backed securities
Amortized cost	$4	$360	$1,066	$20,338	$21,768
Fair value	4	362	1,071	20,411	21,848
Average yield(a)	5.30%	5.76%	5.82%	5.42%	5.45%
Total available-for-sale securities
Amortized cost(b)	$41,642	$238,802	$71,284	$139,435	$491,163
Fair value	41,642	240,311	71,492	137,054	490,499
Average yield(a)	4.16%	4.30%	4.37%	4.85%	4.46%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$894	$8,305	$6,315	$90,686	$106,200
Fair value	879	7,878	5,767	80,877	95,401
Average yield(a)	1.54%	2.57%	3.00%	2.92%	2.89%
U.S. Treasury and government agencies
Amortized cost	$30,075	$75,721	$43,041	$—	$148,837
Fair value	29,789	73,840	38,101	—	141,730
Average yield(a)	0.72%	3.05%	1.30%	—%	2.07%
Obligations of U.S. states and municipalities
Amortized cost	$—	$44	$303	$8,564	$8,911
Fair value	—	40	284	7,873	8,197
Average yield(a)	—%	4.64%	3.30%	3.92%	3.91%
Asset-backed securities
Amortized cost	$—	$186	$16,374	$13,008	$29,568
Fair value	—	185	16,380	13,012	29,577
Average yield(a)	—%	3.82%	4.78%	4.99%	4.87%
Total held-to-maturity securities
Amortized cost(b)	$30,969	$84,256	$66,033	$112,258	$293,516
Fair value	30,668	81,943	60,532	101,762	274,905
Average yield(a)	0.75%	3.00%	2.33%	3.24%	2.70%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $35 million and the portfolio layer fair value hedge basis adjustments of $1.2 billion at September 30, 2025. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $70 million at September 30, 2025.
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2025 and December 31, 2024. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$698,751	$(272,985)	$425,766	$(415,517)	$10,249
Securities borrowed	315,157	(66,789)	248,368	(203,871)	44,497
Liabilities
Securities sold under repurchase agreements	$826,035	$(272,985)	$553,050	$(521,291)	$31,759
Securities loaned and other(a)	89,278	(66,790)	22,488	(22,345)	143

	December 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$607,154	$(312,183)	$294,971	$(282,220)	$12,751
Securities borrowed	267,917	(48,371)	219,546	(170,702)	48,844
Liabilities
Securities sold under repurchase agreements	$603,683	$(312,183)	$291,500	$(249,763)	$41,737
Securities loaned and other(a)	58,989	(48,371)	10,618	(10,557)	61
(a)Includes securities-for-securities lending agreements of $8.1 billion and $5.9 billion at September 30, 2025 and December 31, 2024, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2025 and December 31, 2024, included $5.7 billion and $8.7 billion, respectively, of securities purchased under resale agreements; $38.3 billion and $42.9 billion, respectively, of securities borrowed; $30.8 billion and $40.9 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

The tables below present as of September 30, 2025 and December 31, 2024 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2025		December 31, 2024
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$123,264	$—	$82,645	$—
Residential - nonagency	2,044	—	2,610	—
Commercial - nonagency	2,246	—	2,344	—
U.S. Treasury, GSEs and government agencies	395,629	675	300,022	759
Obligations of U.S. states and municipalities	1,937	—	1,872	—
Non-U.S. government debt	192,307	2,803	117,614	1,852
Corporate debt securities	62,174	4,245	44,495	4,033
Asset-backed securities	5,546	—	4,619	—
Equity securities	40,888	81,555	47,462	52,345
Total	$826,035	$89,278	$603,683	$58,989

	Remaining contractual maturity of the agreements
September 30, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$422,773	$267,293	$28,134	$107,835	$826,035
Total securities loaned and other	78,188	1,195	2	9,893	89,278

	Remaining contractual maturity of the agreements
December 31, 2024 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$308,392	$171,346	$19,932	$104,013	$603,683
Total securities loaned and other	54,066	1,463	1	3,459	58,989
Transfers not qualifying for sale accounting
At September 30, 2025 and December 31, 2024, the Firm held $969 million and $805 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$369,859	$235,475	$764,451	$1,369,785
Held-for-sale	384	—	10,391	10,775
At fair value	22,841	—	31,845	54,686
Total	$393,084	$235,475	$806,687	$1,435,246

December 31, 2024 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$376,334	$232,860	$690,396	$1,299,590
Held-for-sale	945	—	6,103	7,048
At fair value	15,531	—	25,819	41,350
Total	$392,810	$232,860	$722,318	$1,347,988
(a)Excludes $6.9 billion and $6.6 billion of accrued interest receivables at September 30, 2025 and December 31, 2024, respectively. The Firm wrote off accrued interest receivables of $22 million and $85 million for the three and nine months ended September 30, 2025, respectively, and were not material for the three and nine months ended September 30, 2024.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs, which were not material as of September 30, 2025 and December 31, 2024. Refer to Note 34 of JPMorganChase’s 2024 Form 10-K for more information on the discount associated with First Republic loans.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2025					2024
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$232	(b)(c)	$—	$1,240	$1,472	$180	(b)(c)	$—	$668	$848
Sales	1,957		—	12,016	13,973	2,474		—	10,488	12,962
Retained loans reclassified to held-for-sale(a)	45		—	161	206	330		—	131	461

	2025					2024
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$517	(b)(c)	$—	$1,573	$2,090	$536	(b)(c)	$—	$1,022	$1,558
Sales	1,957		—	37,096	39,053	10,440		—	31,024	41,464
Retained loans reclassified to held-for-sale(a)	276		—	948	1,224	1,499		—	679	2,178
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
(c)Excludes purchases of retained loans of $1.4 billion and $181 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 billion and $465 million for the nine months ended September 30, 2025 and 2024, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net gains/(losses) on sales of loans and lending-related commitments (a)	$113	$65	$156	$125
(a)Includes $59 million and $47 million related to loans for the three months ended September 30, 2025 and 2024, respectively, and $96 million and $80 million for the nine months ended September 30, 2025 and 2024, respectively.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2025	December 31, 2024
Residential real estate	$303,836	$309,513
Auto and other	66,023	66,821
Total retained loans	$369,859	$376,334
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2025 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$14,777	$10,772	$15,077	$58,159	$76,062	$113,250	$6,630	$6,389	$301,116
30–149 days past due	1	28	54	149	146	723	39	183	1,323
150 or more days past due	—	8	62	274	227	703	12	111	1,397
Total retained loans	$14,778	$10,808	$15,193	$58,582	$76,435	$114,676	$6,681	$6,683	$303,836
% of 30+ days past due to total retained loans(b)	0.01%	0.33%	0.76%	0.72%	0.49%	1.23%	0.76%	4.40%	0.89%
Gross charge-offs	$—	$1	$2	$5	$5	$7	$18	$4	$42

	Term loans by origination year(c)						Revolving loans		Total
As of or for the year ended December 31, 2024 (in millions, except ratios)	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$12,301	$17,280	$61,337	$79,760	$52,289	$70,270	$6,974	$7,088	$307,299
30–149 days past due	13	54	139	110	59	747	53	204	1,379
150 or more days past due	—	11	71	68	49	501	8	127	835
Total retained loans	$12,314	$17,345	$61,547	$79,938	$52,397	$71,518	$7,035	$7,419	$309,513
% of 30+ days past due to total retained loans(b)	0.11%	0.37%	0.34%	0.22%	0.21%	1.72%	0.87%	4.46%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$176	$21	$7	$206
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at September 30, 2025 and December 31, 2024.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at September 30, 2025 and December 31, 2024. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2025	December 31, 2024
Nonaccrual loans(a)(b)(c)(d)	$3,711	$2,984

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$55	$72
Less than 660	3	3
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	211	161
Less than 660	18	5
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	8,375	4,962
Less than 660	129	73
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	286,009	294,797
Less than 660	8,370	8,534
No FICO/LTV available(h)	666	906
Total retained loans	$303,836	$309,513

Weighted-average LTV ratio(e)(i)	46%	47%
Weighted-average FICO(f)(i)	774	774

Geographic region(h)(j)
California	$117,880	$120,944
New York	46,333	46,854
Florida	21,735	21,820
Texas	14,379	14,531
Massachusetts	13,131	13,511
Colorado	10,412	10,465
Washington	9,366	9,372
Illinois	9,294	9,835
New Jersey	7,431	7,554
Connecticut	6,833	6,854
All other	47,042	47,773
Total retained loans	$303,836	$309,513
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At September 30, 2025, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at September 30, 2025 and December 31, 2024.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $35 million and $38 million and $109 million and $123 million for the three and nine months ended September 30, 2025 and 2024, respectively.
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
(h)Included U.S. government-guaranteed loans as of September 30, 2025 and December 31, 2024.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2025.

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
Financial effects of FDMs
For the three and nine months ended September 30, 2025, retained residential real estate FDMs were $135 million and $1.0 billion, respectively, which included $77 million and $894 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals. These other-than-insignificant payment deferrals were driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025 who were granted a second 90-day forbearance arrangement.
For the three months ended September 30, 2025, the financial effects of the remaining FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 17 years, and reducing the weighted-average contractual interest rate from 7.16% to 6.53%.
For the nine months ended September 30, 2025, the financial effects of the remaining FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 17 years, and reducing the weighted-average contractual interest rate from 7.09% to 6.15%.
For the three and nine months ended September 30, 2024, retained residential real estate FDMs were $74 million and $188 million, respectively. The financial effects of the FDMs, which were predominantly in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 8 years for both periods, and reducing the weighted-average contractual interest rate from 7.78% to 5.78% and 7.81% to 5.37% for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs were not material, while there were no additional unfunded commitments as of December 31, 2024.

For the three and nine months ended September 30, 2025 and 2024, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.
Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended September 30, 2025 and 2024.

(in millions)	Amortized cost basis
	Twelve months ended September 30,
	2025	2024
Current	$356	$143
30-149 days past due	76	45
150 or more days past due	630	23
Total	$1,062	$211
Defaults of FDMs
Retained residential real estate FDMs that defaulted during the three and nine months ended September 30, 2025 and were reported as FDMs in the twelve months prior to the default were not material. FDMs that defaulted during the three and nine months ended September 30, 2024 and were reported as FDMs in the twelve months prior to the default were $44 million and $74 million, respectively.
Active and suspended foreclosure
At September 30, 2025 and December 31, 2024, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $541 million and $576 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2025 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$21,022	$18,306	$10,900	$5,852	$3,813	$1,282	$3,732	$174	$65,081
30–119 days past due	117	171	219	178	108	30	33	45	901
120 or more days past due	—	1	1	—	1	2	3	33	41
Total retained loans	$21,139	$18,478	$11,120	$6,030	$3,922	$1,314	$3,768	$252	$66,023
% of 30+ days past due to total retained loans	0.55%	0.93%	1.98%	2.95%	2.75%	2.36%	0.96%	30.95%	1.42%
Gross charge-offs	$153	$180	$190	$123	$56	$64	$—	$6	$772

As of or for the year ended December 31, 2024 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,165	$15,953	$9,201	$7,014	$2,895	$624	$3,714	$148	$65,714
30–119 days past due	190	283	259	179	53	23	40	34	1,061
120 or more days past due	1	1	—	5	6	—	3	30	46
Total retained loans	$26,356	$16,237	$9,460	$7,198	$2,954	$647	$3,757	$212	$66,821
% of 30+ days past due to total retained loans	0.72%	1.75%	2.74%	2.50%	1.76%	3.55%	1.14%	30.19%	1.64%
Gross charge-offs	$269	$348	$224	$126	$37	$82	$1	$6	$1,093

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	Total Auto and other
	September 30, 2025	December 31, 2024
Nonaccrual loans(a)(b)	$243	$249

Geographic region(c)
California	$10,101	$10,321
Texas	7,996	7,772
Florida	5,429	5,428
New York	4,833	4,905
Illinois	2,867	2,890
New Jersey	2,399	2,468
Pennsylvania	2,043	2,012
Georgia	1,707	1,716
Arizona	1,614	1,643
North Carolina	1,590	1,597
All other	25,444	26,069
Total retained loans	$66,023	$66,821
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2025 and 2024.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2025.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and nine months ended September 30, 2025 and 2024, retained auto and other FDMs were not material.
As of September 30, 2025 and December 31, 2024, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2024 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$228,457	$1,976	$230,433
30–89 days past due and still accruing	2,353	166	2,519
90 or more days past due and still accruing	2,441	82	2,523
Total retained loans	$233,251	$2,224	$235,475
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.06%	11.15%	2.14%
% of 90+ days past due to total retained loans	1.05	3.69	1.07
Gross charge-offs	$6,621	$244	$6,865

As of or for the year ended December 31, 2024 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,532	$1,284	$227,816
30–89 days past due and still accruing	2,291	109	2,400
90 or more days past due and still accruing	2,591	53	2,644
Total retained loans	$231,414	$1,446	$232,860
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.11%	11.20%	2.17%
% of 90+ days past due to total retained loans	1.12	3.67	1.14
Gross charge-offs	$7,951	$247	$8,198
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2025	December 31, 2024
Geographic region(a)
California	$36,654	$36,385
Texas	24,938	24,423
New York	18,807	18,525
Florida	17,576	17,236
Illinois	12,605	12,442
New Jersey	9,839	9,644
Colorado	7,140	6,962
Ohio	6,945	6,976
Pennsylvania	6,520	6,558
Arizona	5,957	5,796
All other	88,494	87,913
Total retained loans	$235,475	$232,860
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.4%	85.5%
Less than 660	15.5	14.3
No FICO available	0.1	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2025.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$562	0.24%	Term extension with a reduction in the weighted average contractual interest rate from 23.06% to 3.48%	$1,285	0.61%	Term extension with a reduction in the weighted average contractual interest rate from 23.08% to 3.48%
Other(b)(c)	93	0.04	Reduced weighted-average contractual interest rate from 23.11% to 8.02%	151	0.06	Reduced weighted-average contractual interest rate from 23.03% to 8.04%
Total	$655			$1,436

	Loan modifications
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$272	0.12%	Term extension with a reduction in the weighted average contractual interest rate from 23.77% to 3.03%	$714	0.33%	Term extension with a reduction in the weighted average contractual interest rate from 23.89% to 3.12%
Total	$272			$714
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent the weighted average at the time of modification.
(c)Primarily interest rate reduction.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended September 30, 2025 and 2024.

(in millions)	Amortized cost basis
	Twelve months ended September 30,
	2025	2024
Current and less than 30 days past due and still accruing	$1,438	$757
30-89 days past due and still accruing	134	70
90 or more days past due and still accruing	70	41
Total	$1,642	$868
Defaults of FDMs
Retained credit card FDMs that defaulted during the three and nine months ended September 30, 2025 and were reported as FDMs in the twelve months prior to the default were $56 million and $75 million, respectively. FDMs that defaulted during the three and nine months ended September 30, 2024 and were reported as FDMs in the twelve months prior to the default were not material.
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
The following tables provide information on internal risk rating and gross charge-offs for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Loans by risk ratings
Investment-grade	$116,618	$114,280	$70,936	$70,862	$331,727	$286,528	$519,281	$471,670
Noninvestment-grade:
Noncriticized	37,288	37,422	95,356	83,191	86,038	72,743	218,682	193,356
Criticized performing	8,930	9,291	10,888	10,977	1,930	1,160	21,748	21,428
Criticized nonaccrual	1,535	1,439	2,405	1,760	800	743	4,740	3,942
Total noninvestment-grade	47,753	48,152	108,649	95,928	88,768	74,646	245,170	218,726
Total retained loans	$164,371	$162,432	$179,585	$166,790	$420,495	$361,174	$764,451	$690,396
% of investment-grade to total retained loans	70.95%	70.36%	39.50%	42.49%	78.89%	79.33%	67.93%	68.32%
% of total criticized to total retained loans	6.37	6.61	7.40	7.64	0.65	0.53	3.46	3.67
% of criticized nonaccrual to total retained loans	0.93	0.89	1.34	1.06	0.19	0.21	0.62	0.57
(a)Includes loans to financial institutions, SPEs, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, as well as loans to nonprofits. As of September 30, 2025 and December 31, 2024, predominantly consisted of $131.4 billion and $114.8 billion, respectively, to individuals and individual entities; $116.4 billion and $92.5 billion, respectively, to SPEs; and $112.7 billion and $94.0 billion, respectively, to financial institutions. Refer to Note 14 of JPMorganChase’s 2024 Form 10-K for more information on SPEs.

As of or for the nine months ended September 30, 2025 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,452	$9,784	$9,515	$23,417	$21,854	$39,494	$1,102	$—	$116,618
Noninvestment-grade	4,278	3,540	5,002	13,720	7,839	11,582	1,699	93	47,753
Total retained loans	$15,730	$13,324	$14,517	$37,137	$29,693	$51,076	$2,801	$93	$164,371
Gross charge-offs	$—	$—	$1	$75	$78	$114	$1	$—	$269

As of or for the year ended December 31, 2024 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,002	$9,834	$25,284	$22,796	$15,548	$29,488	$1,328	$—	$114,280
Noninvestment-grade	4,238	5,366	14,717	8,567	3,462	10,392	1,317	93	48,152
Total retained loans	$14,240	$15,200	$40,001	$31,363	$19,010	$39,880	$2,645	$93	$162,432
Gross charge-offs	$72	$18	$43	$2	$109	$80	$—	$—	$324

As of or for the nine months ended September 30, 2025 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,835	$6,246	$3,251	$4,944	$2,096	$1,429	$41,134	$1	$70,936
Noninvestment-grade	24,448	15,309	7,538	7,029	2,515	1,023	50,686	101	108,649
Total retained loans	$36,283	$21,555	$10,789	$11,973	$4,611	$2,452	$91,820	$102	$179,585
Gross charge-offs	$44	$19	$7	$95	$124	$26	$282	$6	$603

As of or for the year ended December 31, 2024 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,564	$6,285	$6,588	$3,119	$1,067	$1,139	$41,099	$1	$70,862
Noninvestment-grade	21,251	11,350	10,942	5,322	783	975	45,181	124	95,928
Total retained loans	$32,815	$17,635	$17,530	$8,441	$1,850	$2,114	$86,280	$125	$166,790
Gross charge-offs	$25	$22	$128	$24	$1	$50	$270	$5	$525

As of or for the nine months ended September 30, 2025 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$34,425	$15,984	$9,108	$10,927	$5,758	$12,441	$242,972	$112	$331,727
Noninvestment-grade	12,669	7,221	5,116	4,537	2,142	2,569	54,366	148	88,768
Total retained loans	$47,094	$23,205	$14,224	$15,464	$7,900	$15,010	$297,338	$260	$420,495
Gross charge-offs	$31	$173	$42	$2	$4	$16	$17	$105	$390

As of or for the year ended December 31, 2024 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$30,484	$17,039	$13,272	$6,288	$8,632	$7,382	$201,949	$1,482	$286,528
Noninvestment-grade	11,784	7,248	5,918	3,296	1,366	1,886	42,954	194	74,646
Total retained loans	$42,268	$24,287	$19,190	$9,584	$9,998	$9,268	$244,903	$1,676	$361,174
Gross charge-offs	$—	$38	$3	$36	$40	$50	$6	$—	$173
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Retained loans secured by real estate	$103,026	$101,114	$61,345	$61,318	$164,371	$162,432
Criticized	4,495	4,700	5,970	6,030	10,465	10,730
% of criticized to total retained loans secured by real estate	4.36%	4.65%	9.73%	9.83%	6.37%	6.61%
Criticized nonaccrual	$380	$337	$1,155	$1,102	$1,535	$1,439
% of criticized nonaccrual loans to total retained loans secured by real estate	0.37%	0.33%	1.88%	1.80%	0.93%	0.89%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Loans by geographic distribution(a)
Total U.S.	$161,145	$159,209	$134,153	$127,626	$316,328	$278,077	$611,626	$564,912
Total non-U.S.	3,226	3,223	45,432	39,164	104,167	83,097	152,825	125,484
Total retained loans	$164,371	$162,432	$179,585	$166,790	$420,495	$361,174	$764,451	$690,396
Loan delinquency
Current and less than 30 days past due and still accruing	$162,473	$159,949	$176,350	$164,104	$418,490	$359,191	$757,313	$683,244
30–89 days past due and still accruing	304	918	577	868	1,063	1,152	1,944	2,938
90 or more days past due and still accruing(b)	59	126	253	58	142	88	454	272
Criticized nonaccrual	1,535	1,439	2,405	1,760	800	743	4,740	3,942
Total retained loans	$164,371	$162,432	$179,585	$166,790	$420,495	$361,174	$764,451	$690,396
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Nonaccrual loans
With an allowance	$515	$366	$1,880	$1,362	$379	$555	$2,774	$2,283
Without an allowance(a)	1,020	1,073	525	398	421	188	1,966	1,659
Total nonaccrual loans(b)	$1,535	$1,439	$2,405	$1,760	$800	$743	$4,740	$3,942
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2025 and 2024.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three and nine months ended September 30, 2025 and 2024.

	Secured by real estate
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$64	0.04%	Extended loans by a weighted-average of 5 months	$620	0.38%	Extended loans by a weighted-average of 16 months
Other-than-insignificant payment deferral	35	0.02	Provided payment deferrals with delayed amounts primarily recaptured at maturity	50	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other-than-insignificant payment deferral and term extension	—	—	NM	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 37 months
Other(a)	—	—	NM	1	—	NM
Total	$99			$713
(a)Includes a loan with multiple modifications.

	Secured by real estate
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$267	0.16%	Extended loans by a weighted-average of 14 months	$271	0.17%	Extended loans by a weighted-average of 14 months
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	—	—	NM	47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Other(a)	4	—	NM	9	0.01	NM
Total	$271			$327
(a)Includes loans with a single modification.

	Commercial and industrial
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$361	0.20%	Extended loans by a weighted-average of 27 months	$894	0.50%	Extended loans by a weighted-average of 24 months
Other-than-insignificant payment deferral	389	0.22	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period	746	0.42	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Interest rate reduction	23	0.01	Reduced weighted-average contractual interest by 50 bps	24	0.01	Reduced weighted-average contractual interest by 54 bps
Multiple modifications
Other-than-insignificant payment deferral and term extension	81	0.05	Provided payment deferrals with delayed amounts primarily re-amortized over remaining tenor and extended loans by a weighted-average of 22 months	127	0.07	Provided payment deferrals with delayed amounts primarily re-amortized over remaining tenor and extended loans by a weighted-average of 20 months
Other-than-insignificant payment deferral, interest rate reduction and term extension	2	—	NM	92	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1061 bps and extended loans by a weighted-average of 16 months
Interest rate reduction and term extension	1	—	NM	83	0.05	Reduced weighted-average contractual interest by 647 bps and extended loans by a weighted-average of 26 months
Other(a)	19	0.01	NM	32	0.02	NM
Total	$876			$1,998
(a)Includes loans with multiple modifications.

	Commercial and industrial
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$443	0.27%	Extended loans by a weighted-average of 15 months	$880	0.54%	Extended loans by a weighted-average of 17 months
Other-than-insignificant payment deferral	215	0.13	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor	315	0.19	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	1	—	NM	127	0.08	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 22 months
Other(a)	5	—	NM	26	0.02	NM
Total	$664			$1,348
(a)Includes loans with both single and multiple modifications.

	Other
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$64	0.02%	Extended loans by a weighted-average of 6 months	$87	0.02%	Extended loans by a weighted-average of 11 months
Other(a)	—	—	NM	3	—	NM
Total	$64			$90
(a)Includes loans with multiple modifications.

	Other
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$260	0.07%	Extended loans by a weighted-average of 30 months	$282	0.08%	Extended loans by a weighted-average of 29 months
Other(a)	—	—	NM	6	—	NM
Total	$260			$288
(a)Includes loans with both single and multiple modifications.

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended September 30, 2025 and 2024.

	Amortized cost basis
	Twelve months ended September 30, 2025			Twelve months ended September 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$408	$1,683	$79	$281	$1,077	$367
30-89 days past due and still accruing	—	10	—	1	21	9
90 or more days past due and still accruing	—	13	—	—	4	—
Criticized nonaccrual	375	800	12	64	507	167
Total	$783	$2,506	$91	$346	$1,609	$543
Defaults of FDMs
The following table provides information on retained wholesale FDMs that defaulted in the three and nine months ended September 30, 2025 and 2024 that were reported as FDMs in the twelve months prior to the default.

	Amortized cost basis
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$3	$31	$15	$39	$72	$25
Other-than-insignificant payment deferral	—	12	—	—	12	—
Interest rate reduction and term extension	—	—	—	—	4	—
Total(a)	$3	$43	$15	$39	$88	$25

	Amortized cost basis
	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$1	$80	$10	$1	$88	$12
Other-than-insignificant payment deferral	—	123	—	—	124	—
Interest rate reduction and term extension	—	—	—	—	1	—
Total(a)	$1	$203	$10	$1	$213	$12
(a)Represents FDMs that were 30 days or more past due.
As of September 30, 2025 and December 31, 2024, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $2.3 billion and $1.8 billion, respectively, in Commercial and industrial, and $7 million and $69 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

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

	2025				2024
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	814	6,865	1,262	8,941	971	6,044	659	7,674
Gross recoveries collected	(410)	(1,088)	(108)	(1,606)	(490)	(762)	(148)	(1,400)
Net charge-offs/(recoveries)	404	5,777	1,154	7,335	481	5,282	511	6,274
Provision for loan losses	500	6,731	1,489	8,720	360	6,932	506	7,798
Other	—	—	5	5	—	—	5	5
Ending balance at September 30,	$1,903	$15,554	$8,278	$25,735	$1,735	$14,100	$8,114	$23,949
Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	2	—	860	862	6	—	162	168
Other	—	—	1	1	—	—	—	—
Ending balance at September 30,	$84	$—	$2,880	$2,964	$81	$—	$2,061	$2,142
Total allowance for investment securities	NA	NA	NA	105	NA	NA	NA	175
Total allowance for credit losses(a)	$1,987	$15,554	$11,158	$28,804	$1,816	$14,100	$10,175	$26,266
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(621)	$—	$838	$217	$(756)	$—	$499	$(257)
Portfolio-based	2,524	15,554	7,440	25,518	2,491	14,100	7,615	24,206
Total allowance for loan losses	$1,903	$15,554	$8,278	$25,735	$1,735	$14,100	$8,114	$23,949

Loans by impairment methodology
Asset-specific(b)	$3,366	$—	$4,895	$8,261	$2,784	$—	$3,510	$6,294
Portfolio-based	366,493	235,475	759,556	1,361,524	375,154	219,542	684,380	1,279,076
Total retained loans	$369,859	$235,475	$764,451	$1,369,785	$377,938	$219,542	$687,890	$1,285,370
Collateral-dependent loans
Net charge-offs	$—	$—	$474	$474	$1	$—	$150	$151
Loans measured at fair value of collateral less cost to sell	3,316	—	1,919	5,235	2,805	—	1,524	4,329
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$131	$131	$—	$—	$93	$93
Portfolio-based	84	—	2,749	2,833	81	—	1,968	2,049
Total allowance for lending-related commitments(c)	$84	$—	$2,880	$2,964	$81	$—	$2,061	$2,142
Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$1,025	$1,025	$—	$—	$619	$619
Portfolio-based(d)	25,588	601	544,764	570,953	26,764	—	514,313	541,077
Total lending-related commitments	$25,588	$601	$545,789	$571,978	$26,764	$—	$514,932	$541,696
(a)At September 30, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $285 million and $277 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At September 30, 2025 and 2024, lending-related commitments excluded $22.4 billion and $18.6 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.1 trillion and $989.6 billion, respectively, for the credit card portfolio segment; and $50.2 billion and $26.6 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2025 was $29.1 billion, reflecting a net addition of $2.2 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$1.2 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios and changes in credit quality of client-specific exposures, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook, including improvements in certain macroeconomic variables, and
•$1.1 billion in consumer, driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.9% in the third quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.0% lower than the central case at the end of the fourth quarter of 2026.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2025
	4Q25	2Q26	4Q26
U.S. unemployment rate(a)	4.5%	4.7%	4.5%
YoY growth in U.S. real GDP(b)	1.0%	1.5%	1.9%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 87-89 for further information on the allowance for credit losses and related management judgments.

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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	162
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	162–164
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	162–164
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	164
	Municipal bond vehicles	Financing of municipal bond investments	164
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 168 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$80,784	$564	$59,952	$967	$1,841	$1,677	$4,485
Subprime	10,047	—	2,813	79	14	—	93
Commercial and other(b)	202,628	197	144,356	754	5,681	1,080	7,515
Total	$293,459	$761	$207,121	$1,800	$7,536	$2,757	$12,093

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$71,085	$615	$50,846	$613	$1,850	$614	$3,077
Subprime	8,824	—	1,847	44	19	—	63
Commercial and other(b)	186,293	243	125,510	530	5,768	1,074	7,372
Total	$266,202	$858	$178,203	$1,187	$7,637	$1,688	$10,512
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $154 million and $256 million at September 30, 2025 and December 31, 2024, respectively, and subordinated securities of $52 million and $49 million at September 30, 2025 and December 31, 2024, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At September 30, 2025 and December 31, 2024, 70% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $4.0 billion and $2.9 billion of investment-grade retained interests at September 30, 2025 and December 31, 2024, respectively, and $460 million and $216 million of noninvestment-grade retained interests at September 30, 2025 and December 31, 2024, respectively. The retained interests in commercial and other securitization trusts consisted of $6.5 billion and $6.0 billion of investment-grade retained interests at September 30, 2025 and December 31, 2024, respectively, and $1.0 billion and $1.4 billion of noninvestment-grade retained interests at September 30, 2025 and December 31, 2024, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Transfers of securities to VIEs
U.S. GSEs and government agencies	$9,625	$12,353	$19,823	$33,531
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2025 and 2024, and retained interests in any such Firm-sponsored VIEs as of September 30, 2025 and December 31, 2024 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2025	December 31, 2024
U.S. GSEs and government agencies
Interest in VIEs	$2,778	$3,219
As of September 30, 2025 and December 31, 2024, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of September 30, 2025, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2024, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.3 billion and $2.9 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2025 and December 31, 2024, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.2 billion and $10.3 billion at September 30, 2025 and December 31, 2024, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2025 and December 31, 2024.

	Assets					Liabilities
September 30, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,289		$168	$12,457	$5,886	$12	$5,898
Firm-administered multi-seller conduits	1	20,675		124	20,800	18,729	27	18,756
Municipal bond vehicles	3,136	—		36	3,172	3,469	20	3,489
Mortgage securitization entities(a)	2	586		7	595	107	42	149
Other	1,061	4,476	(b)	328	5,865	36	509	545
Total	$4,200	$38,026		$663	$42,889	$28,227	$610	$28,837

	Assets					Liabilities
December 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,531		$168	$13,699	$5,312	$10	$5,322
Firm-administered multi-seller conduits	1	20,383		133	20,517	18,228	26	18,254
Municipal bond vehicles	3,388	—		22	3,410	3,617	15	3,632
Mortgage securitization entities(a)	—	630		8	638	115	48	163
Other	496	1,966	(b)	350	2,812	51	355	406
Total	$3,885	$36,510		$681	$41,076	$27,323	$454	$27,777
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.0 billion and $5.5 billion at September 30, 2025 and December 31, 2024, respectively.
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

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At September 30, 2025 and December 31, 2024, the maximum loss exposure, represented by equity investments and funding commitments, was $35.7 billion and $35.2 billion, of which $14.6 billion and $15.0 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$32,335	$31,778	$32,335	$31,778
Tax credits and other tax benefits(b)	1,431	1,280	4,230	4,067
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,075)	(1,006)	(3,105)	(3,157)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	29	28	108	96
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2025 and December 31, 2024 was $7.0 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at September 30, 2025 and December 31, 2024 was $9.6 billion and $8.1 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2025 and 2024, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$7,782	$3,777	$5,032	$4,816	$18,736	$8,617	$14,426	$12,059
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$8,004	$3,752	$5,035	$4,646	$19,208	$8,615	$14,176	$11,754
Servicing fees collected	8	10	15	12	25	31	27	23
Cash flows received on interests	160	245	100	209	464	671	262	504
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Carrying value of loans sold	$7,502	$7,132	$22,016	$18,298
Proceeds received from loan sales as cash	387	385	1,165	751
Proceeds from loan sales as securities(a)(b)	7,033	6,695	20,619	17,386
Total proceeds received from loan sales(c)	$7,420	$7,080	$21,784	$18,137
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2025 and December 31, 2024. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	September 30, 2025	December 31, 2024
Loans repurchased or option to repurchase(a)	$920	$577
Real estate owned	3	6
Foreclosed government-guaranteed residential mortgage loans(b)	9	10
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2025 and December 31, 2024. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$59,952	$50,846	$645	$501	$2	$2	$7	$9
Subprime	2,813	1,847	93	113	—	1	—	2
Commercial and other	144,356	125,510	2,927	1,715	134	14	255	33
Total loans securitized	$207,121	$178,203	$3,665	$2,329	$136	$17	$262	$44

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2025	December 31, 2024
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,256	11,236
Asset & Wealth Management	8,622	8,521
Corporate	723	692
Total goodwill	$52,717	$52,565
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$52,747	$52,620	$52,565	$52,634
Changes during the period from:
Business combinations	—	—	—	29
Other(a)	(30)	91	152	48
Balance at September 30,	$52,717	$52,711	$52,717	$52,711
(a)Primarily foreign currency adjustments and an immaterial amount of goodwill written off due to impairment during the three months ended September 30, 2025.
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
As of September 30, 2025, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of September 30, 2025 or December 31, 2024.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2025 and 2024.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2025	2024	2025	2024
Fair value at beginning of period	$8,996	$8,847	$9,121	$8,522
MSR activity:
Originations of MSRs	102	75	297	228
Purchase of MSRs(a)	246	282	526	607
Disposition of MSRs	1	2	8	(25)	(e)
Net additions/(dispositions)	349	359	831	810
Changes due to collection/realization of expected cash flows	(266)	(272)	(799)	(795)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(3)	(251)	(44)	134
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(37)	95	(36)	102
Discount rates	—	14	(1)	14
Prepayment model changes and other(c)	71	(39)	38	(34)
Total changes in valuation due to other inputs and assumptions	34	70	1	82
Total changes in valuation due to inputs and assumptions	31	(181)	(43)	216
Fair value at September 30,	$9,110	$8,753	$9,110	$8,753
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$31	$(181)	$(43)	$216
Contractual service fees, late fees and other ancillary fees included in income	404	396	1,218	1,190
Third-party mortgage loans serviced at September 30, (in billions)	669	658	669	658
Servicer advances, net of an allowance for uncollectible amounts, at September 30(d)	415	501	415	501
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
CCB mortgage fees and related income
Production revenue	$173	$154	$434	$441

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	409	409	1,233	1,226
Changes in MSR asset fair value due to collection/realization of expected cash flows	(265)	(273)	(796)	(795)
Total operating revenue	144	136	437	431
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(3)	(251)	(44)	134
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	34	70	1	82
Changes in derivative fair value and other	24	281	154	(78)
Total risk management	55	100	111	138
Total net mortgage servicing revenue	199	236	548	569
Total CCB mortgage fees and related income	372	390	982	1,010
All other	11	12	42	15
Mortgage fees and related income	$383	$402	$1,024	$1,025
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2025 and December 31, 2024, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2025	Dec 31, 2024
Weighted-average prepayment speed assumption (constant prepayment rate)	6.74%	6.19%
Impact on fair value of 10% adverse change	$(181)	$(209)
Impact on fair value of 20% adverse change	(353)	(406)
Weighted-average option adjusted spread(a)	6.15%	5.97%
Impact on fair value of a 100 basis point adverse change	$(392)	$(391)
Impact on fair value of a 200 basis point adverse change	(754)	(751)
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
As of September 30, 2025 and December 31, 2024, the net carrying values of other intangible assets consisted of finite-lived intangible assets of $1.4 billion and $1.7 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.2 billion at both periods.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2024 Form 10-K for further information on deposits.
As of September 30, 2025 and December 31, 2024, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	September 30, 2025	December 31, 2024
U.S. offices
Noninterest-bearing (included $31,080 and $28,904 at fair value)(a)	$589,105	$592,500
Interest-bearing (included $1,164 and $1,101 at fair value)(a)	1,433,404	1,345,914
Total deposits in U.S. offices	2,022,509	1,938,414
Non-U.S. offices
Noninterest-bearing (included $2,956 and $2,255 at fair value)(a)	34,255	26,806
Interest-bearing (included $818 and $1,508 at fair value)(a)	491,712	440,812
Total deposits in non-U.S. offices	525,967	467,618
Total deposits	$2,548,476	$2,406,032
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of September 30, 2025 and December 31, 2024, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	September 30, 2025	December 31, 2024
U.S. offices	$143,323	$149,239
Non-U.S. offices(a)	86,815	92,639
Total	$230,138	$241,878
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of September 30, 2025, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending September 30 were as follows:

September 30, (in millions)
	U.S.	Non-U.S.	Total
2026	$210,734	$83,736	$294,470
2027	812	1	813
2028	177	—	177
2029	512	—	512
2030	326	—	326
After 5 years	149	122	271
Total	$212,710	$83,859	$296,569
Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2024 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2025, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	September 30, 2025	December 31, 2024
Right-of-use assets	$8,895	$8,494
Lease liabilities	9,314	8,900
The Firm’s net rental expense was $605 million and $553 million for the three months ended September 30, 2025 and 2024, respectively, and $1.8 billion and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease income	$990	$706	$2,720	$2,067
Depreciation expense	654	394	1,742	1,268

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2024 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of September 30, 2025 and December 31, 2024, and the quarterly dividend declarations for the three and nine months ended September 30, 2025 and 2024.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at September 30, 2025	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Issue date				Three months ended September 30,		Nine months ended September 30,
									2025	2024	2025		2024
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$431.25		$431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00		450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25		356.25
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	341.25		341.25
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	346.89		346.89
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	315.00		315.00
Fixed-to-floating rate:
Series Q	—	—	—	—	4/23/2013	—	5/1/2023	SOFR + 3.25	—	—	—		220.45
Series R	—	—	—	—	7/29/2013	—	8/1/2023	SOFR + 3.30	—	—	—		221.70
Series S	—	—	—	—	1/22/2014	—	2/1/2024	SOFR + 3.78	—	—	—		233.70	(f)
Series U	—	—	—	—	3/10/2014	—	4/30/2024	SOFR + 3.33	—	—	—		153.13
Series X	—	—	—	—	9/23/2014	—	10/1/2024	SOFR + 3.33	—	152.50	—		457.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	186.38	206.73	540.63		619.18
Series FF	—	—	—	—	7/31/2019	—	8/1/2024	SOFR + 3.38	—	—	—		250.00
Series HH	—	300,000	—	3,000	1/23/2020	—	2/1/2025	SOFR + 3.125	—	115.00	—		345.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	179.80	100.00	457.82	(d)	300.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25	273.75		273.75
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88	171.88	515.64		322.75	(e)
Series OO	300,000	NA	2,995	NA	2/4/2025	6.500	4/1/2030	CMT + 2.152	162.50	NA	427.92	(e)	NA
Total preferred stock	2,005,375	2,005,375	$20,045	$20,050
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
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.2 billion at September 30, 2025.
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

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2024 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Net income	$14,393	$12,898	$44,023	$44,466
Less: Preferred stock dividends	282	286	819	1,000
Net income applicable to common equity	14,111	12,612	43,204	43,466
Less: Dividends and undistributed earnings allocated to participating securities	68	75	213	267
Net income applicable to common stockholders	$14,043	$12,537	$42,991	$43,199

Total weighted-average basic shares outstanding	2,762.4	2,860.6	2,790.2	2,886.2
Net income per share	$5.08	$4.38	$15.41	$14.97

Diluted earnings per share
Net income applicable to common stockholders	$14,043	$12,537	$42,991	$43,199
Total weighted-average basic shares outstanding	2,762.4	2,860.6	2,790.2	2,886.2
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.2	5.3	5.0	5.0
Total weighted-average diluted shares outstanding	2,767.6	2,865.9	2,795.2	2,891.2
Net income per share	$5.07	$4.37	$15.38	$14.94

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

As of or for the three months ended September 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2025	$(3,065)		$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)
Net change	1,509		(12)	37	314	4	(487)	1,365
Balance at September 30, 2025	$(1,556)	(a)	$(729)	$(164)	$(1,297)	$(1,181)	$(951)	$(5,878)

As of or for the three months ended September 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2024	$(3,494)		$(1,576)	$(147)	$(4,843)	$(1,055)	$(223)	$(11,338)
Net change	2,297		389	(20)	2,265	(28)	(349)	4,554
Balance at September 30, 2024	$(1,197)	(a)	$(1,187)	$(167)	$(2,578)	$(1,083)	$(572)	$(6,784)

As of or for the nine months ended September 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	2,274		1,345	57	3,517	(40)	(575)	6,578
Balance at September 30, 2025	$(1,556)	(a)	$(729)	$(164)	$(1,297)	$(1,181)	$(951)	$(5,878)

As of or for the nine months ended September 30, 2024 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2024	$(3,743)		$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	2,546		29	(33)	1,354	(5)	(232)	3,659
Balance at September 30, 2024	$(1,197)	(a)	$(1,187)	$(167)	$(2,578)	$(1,083)	$(572)	$(6,784)
(a)Included after-tax net unamortized unrealized losses of $(189) million and $(661) million as of September 30, 2025 and 2024, respectively, related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2025			2024
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$2,095	$(506)	$1,589	$3,014	$(730)	$2,284
Reclassification adjustment for realized (gains)/losses included in net income(a)	(105)	25	(80)	16	(3)	13
Net change	1,990	(481)	1,509	3,030	(733)	2,297
Translation adjustments(b):
Translation	(242)	54	(188)	2,411	(109)	2,302
Hedges	232	(56)	176	(2,523)	610	(1,913)
Net change	(10)	(2)	(12)	(112)	501	389
Fair value hedges, net change(c)	49	(12)	37	(27)	7	(20)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(264)	64	(200)	2,313	(559)	1,754
Reclassification adjustment for realized (gains)/losses included in net income(d)	678	(164)	514	673	(162)	511
Net change	414	(100)	314	2,986	(721)	2,265
Defined benefit pension and OPEB plans, net change	7	(3)	4	(36)	8	(28)
DVA on fair value option elected liabilities, net change	(645)	158	(487)	(460)	111	(349)
Total other comprehensive income/(loss)	$1,805	$(440)	$1,365	$5,381	$(827)	$4,554

	2025			2024
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$3,014	$(729)	$2,285	$2,428	$(587)	$1,841
Reclassification adjustment for realized (gains)/losses included in net income(a)	(14)	3	(11)	929	(224)	705
Net change	3,000	(726)	2,274	3,357	(811)	2,546
Translation adjustments(b):
Translation	6,200	(224)	5,976	117	9	126
Hedges	(6,115)	1,484	(4,631)	(129)	32	(97)
Net change	85	1,260	1,345	(12)	41	29
Fair value hedges, net change(c)	76	(19)	57	(43)	10	(33)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	2,745	(663)	2,082	(132)	32	(100)
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,891	(456)	1,435	1,917	(463)	1,454
Net change	4,636	(1,119)	3,517	1,785	(431)	1,354
Defined benefit pension and OPEB plans, net change	(48)	8	(40)	(2)	(3)	(5)
DVA on fair value option elected liabilities, net change	(760)	185	(575)	(302)	70	(232)
Total other comprehensive income/(loss)	$6,989	$(411)	$6,578	$4,783	$(1,124)	$3,659
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The net amounts reclassified during the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024 were not material. During the three months ended September 30, 2024, the Firm reclassified a net pre-tax loss of $(1) million to other income/expense, of which $36 million related to net investment hedges.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2025	December 31, 2024
Segregated for the benefit of securities and cleared derivative customers	$19.3	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	9.5	8.8
Total restricted cash(a)	$28.8	$27.5
(a)Comprises $27.5 billion and $26.1 billion in deposits with banks, and $1.3 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Also, as of September 30, 2025 and December 31, 2024, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $42.3 billion and $40.7 billion, respectively.
•Securities with a fair value of $17.7 billion and $26.8 billion, respectively, in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2025 and December 31, 2024.

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
(a)Represents the regulatory capital ratio requirements applicable to the Firm. The CET1, Tier 1 and Total capital ratio requirements each include a respective minimum requirement plus a GSIB surcharge of 4.5% as calculated under Method 2; plus a 3.3% SCB for Standardized ratios and a fixed 2.5% capital conservation buffer for Advanced ratios. The countercyclical buffer is currently set to 0% by the federal banking agencies.
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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2025 and December 31, 2024.

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

The following tables present risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of September 30, 2025 and December 31, 2024, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2025 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$287,297	$291,288	$287,297		$291,288
Tier 1 capital	306,599	291,292	306,599		291,292
Total capital	343,215	313,284	328,356	(b)	298,545	(b)
Risk-weighted assets	1,935,868	1,856,466	1,932,404	(b)	1,737,022	(b)
CET1 capital ratio	14.8%	15.7%	14.9%		16.8%
Tier 1 capital ratio	15.8	15.7	15.9		16.8
Total capital ratio	17.7	16.9	17.0		17.2

December 31, 2024 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$275,513	$275,732	$275,513		$275,732
Tier 1 capital	294,881	275,737	294,881		275,737
Total capital	325,589	296,041	311,898	(b)	282,328	(b)
Risk-weighted assets	1,757,460	1,718,777	1,740,429	(b)	1,594,072	(b)
CET1 capital ratio	15.7%	16.0%	15.8%		17.3%
Tier 1 capital ratio	16.8	16.0	16.9		17.3
Total capital ratio	18.5	17.2	17.9		17.7
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

Three months ended (in millions, except ratios)	September 30, 2025		December 31, 2024
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,464,441	$3,711,780	$4,070,499	$3,491,283
Tier 1 leverage ratio	6.9%	7.8%	7.2%	7.9%
Total leverage exposure	$5,272,950	$4,500,038	$4,837,568	$4,246,516
SLR	5.8%	6.5%	6.1%	6.5%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2025 and December 31, 2024. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)(i)
	September 30, 2025					Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$17,227	$6,113	$3,694	$6,565	$33,599	$30,349	$365	$534
Auto and other	10,581	1	4	3,830	14,416	14,495	10	37
Total consumer, excluding credit card	27,808	6,114	3,698	10,395	48,015	44,844	375	571
Credit card(b)	1,069,963	—	—	—	1,069,963	1,001,311	—	—
Total consumer(c)	1,097,771	6,114	3,698	10,395	1,117,978	1,046,155	375	571
Wholesale:
Other unfunded commitments to extend credit(d)	121,187	206,396	206,311	29,230	563,124	498,437	3,243	2,608
Standby letters of credit and other financial guarantees(d)	15,308	8,241	4,793	550	28,892	28,676	601	473
Other letters of credit(d)	3,474	312	7	219	4,012	4,354	12	37
Total wholesale(c)	139,969	214,949	211,111	29,999	596,028	531,467	3,856	3,118
Total lending-related	$1,237,740	$221,063	$214,809	$40,394	$1,714,006	$1,577,622	$4,231	$3,689
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$386,993	$—	$—	$—	$386,993	$310,046	$—	$—
Derivatives qualifying as guarantees	3,524	693	9,531	37,154	50,902	49,628	11	113
Unsettled resale and securities borrowed agreements	135,013	—	1,250	—	136,263	115,939	—	2
Unsettled repurchase and securities loaned agreements	117,212	588	—	—	117,800	66,986	—	(2)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	36	45
Loans sold with recourse	NA	NA	NA	NA	1,899	1,189	20	23
Exchange & clearing house guarantees and commitments(f)	342,887	NA	NA	NA	342,887	401,486	—	—
Other guarantees and commitments(g)	14,634	991	442	791	16,858	12,396	18	28
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of September 30, 2025 and December 31, 2024, reflected the contractual amount net of risk participations totaling $176 million and $85 million, respectively, for other unfunded commitments to extend credit; $12.5 billion and $9.5 billion, respectively, for standby letters of credit and other financial guarantees; $557 million and $556 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of September 30, 2025 and December 31, 2024, collateral held by the Firm in support of securities lending indemnification agreements was $410.7 billion and $328.7 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of September 30, 2025 and December 31, 2024, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of September 30, 2025 and December 31, 2024, primarily includes unfunded commitments to purchase secondary market loans, other equity investment commitments, commitments to purchase leased assets, and unfunded commitments related to certain tax-oriented equity investments.
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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2025 and December 31, 2024.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2025		December 31, 2024
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,924	$2,889	$20,443	$3,380
Noninvestment-grade(a)	8,968	1,123	8,233	974
Total contractual amount	$28,892	$4,012	$28,676	$4,354

Allowance for lending-related commitments	$175	$12	$94	$37
Guarantee liability	426	—	379	—
Total carrying value	$601	$12	$473	$37
Commitments with collateral	$16,523	$565	$16,805	$357
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2024 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2025 and December 31, 2024.

(in millions)	September 30, 2025	December 31, 2024
Notional amounts
Derivative guarantees	$50,902	$49,628
Stable value contracts with contractually limited exposure	34,963	32,939
Maximum exposure of stable value contracts with contractually limited exposure	1,307	1,740
Fair value
Derivative payables	11	113
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 182. Refer to Note 11 of JPMorganChase’s 2024 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 182 of this Note. Refer to Note 20 of JPMorganChase’s 2024 Form 10-K for additional information.
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	September 30, 2025	December 31, 2024
Assets that may be sold or repledged or otherwise used by secured parties	$255.9	$152.5
Assets that may not be sold or repledged or otherwise used by secured parties	387.4	297.9
Assets pledged at Federal Reserve banks and FHLBs	733.1	724.0
Total pledged assets	$1,376.4	$1,174.4
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2025	December 31, 2024
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,829.9	$1,544.0
Collateral sold, repledged, delivered or otherwise used	1,439.9	1,210.7

Note 24 – Litigation
Contingencies
As of September 30, 2025, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.2 billion at September 30, 2025. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
1MDB Litigation. J.P. Morgan (Suisse) SA was named as a defendant in a civil litigation filed in May 2021 in Malaysia by 1Malaysia Development Berhad (“1MDB”), a Malaysian state-owned and controlled investment fund. The claim alleged “dishonest assistance” against J.P. Morgan (Suisse) SA in relation to payments of $300 million and $500 million, from 2009 and 2010, respectively, received from 1MDB and paid into an account at J.P. Morgan (Suisse) SA held by 1MDB PetroSaudi Limited, a joint venture company between 1MDB and PetroSaudi Holdings (Cayman) Limited. In August 2025, the Firm resolved the civil litigation by entering into a settlement agreement with 1MDB and the Government of Malaysia. Under the terms of that agreement, the Firm paid approximately $330 million to 1MDB for the withdrawal of all pending appeals relating to the Malaysian civil litigation and a release of any and all future claims by 1MDB.
In addition, in August 2025, the Firm resolved through the entry of a Summary Penalty Order (“SPO”) the investigation by the Federal Office of the Attorney General (OAG) in Switzerland, which, in November 2023, had notified J.P. Morgan (Suisse) SA that it was conducting an investigation into possible criminal liability in connection with transactions arising from J.P. Morgan (Suisse) SA’s relationship with the 1MDB PetroSaudi joint venture and its related persons for the period September 2009 through August 2015. Under the terms of the SPO, which was entered without any admission of guilt or liability, J.P. Morgan (Suisse) SA paid a fine of approximately $3.8 million.
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

Fair Access to Banking. In August 2025, the President of the United States issued an Executive Order entitled “Guaranteeing Fair Banking for All Americans” that addressed access to financial services and directed several actions by certain federal agencies, to include a review and revision of their internal policies and manuals. JPMorganChase is responding to requests from government authorities and other external parties regarding, among other things, the Firm’s policies and processes and the provision of services to customers and potential customers. Certain of these matters are at various stages, including reviews, investigations, and legal proceedings.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. The Department of Labor ("DOL") granted the Firm exemptions that permit the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) through the ten-year disqualification period, which began in January 2017. The only remaining FX-related governmental inquiry is a South Africa Competition Commission matter which is currently pending before the South Africa Competition Tribunal.
With respect to civil litigation matters, some FX-related individual and putative class actions filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia remain. In July 2023, the U.K. Court of Appeal overturned the Competition Appeal Tribunal's earlier denial of a request for class certification on an opt-out basis. The defendants have appealed this decision to the U.K. Supreme Court. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval. In Australia, the Federal Court of Australia has approved the settlement of the class action.
Interchange Litigation. Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws.
In September 2018, the parties settled the class action seeking monetary relief, with the defendants collectively contributing approximately $6.2 billion. The settlement has been approved by the United States District Court for the Eastern District of New York and affirmed on appeal. Based on the percentage of merchants that opted out of the settlement, $700 million has been returned to the defendants from the settlement escrow. A separate class action seeking injunctive relief continues, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part. In June 2024, the District Court denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. The parties are engaged in ongoing settlement negotiations.
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
In addition, the Firm was named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. The Firm obtained dismissals of certain actions and resolved other actions. In September 2025, the United States District Court for the Southern District of New York granted summary judgment in favor of the defendants on all remaining claims related to U.S. dollar LIBOR, decertified the class, and dismissed all claims in their entirety with prejudice to refiling. Plaintiffs have filed an appeal.
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. Russian courts have entered judgment against the Firm in a number of claims. This includes one claim for $439 million that is now enforceable against the Firm's unprotected assets in Russia, and a judgment for another claim has been executed against assets held onshore by the Firm in Russia. The total amount of the judgments exceeds the total amount of available assets that the Firm holds in Russia. Russian courts have allowed plaintiffs to withhold dividends due to the Firm’s clients for the purpose of satisfying judgments, which the Firm is opposing as unlawful. The Firm continues to appeal the Russian courts' decisions, but certain judgments are now enforceable against Firm assets in Russia. Russian courts have also ordered interim freezes of Firm assets in Russia (including, among other things, funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination of certain underlying claims against the Firm. The Firm has challenged claims being pursued in the Russian courts and related freeze orders in other jurisdictions provided for by the parties’ contractual forum selections. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full, and certain client assets could also be seized, or the Firm could be prevented from complying with its obligations.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $62 million and $259 million for the three months ended September 30, 2025 and 2024, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2025 and 2024, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2024 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$4,617	$4,214	$13,798	$11,622	$4,337	$3,799
Net interest income	14,856	13,577	6,080	5,393	1,729	1,640
Total net revenue	19,473	17,791	19,878	17,015	6,066	5,439
Provision for credit losses	2,538	2,795	809	316	59	4
Compensation expense(b)	4,424	4,275	4,862	4,510	2,155	1,994
Noncompensation expense(c)(d)	5,872	5,311	4,860	4,241	1,663	1,645
Total noninterest expense	10,296	9,586	9,722	8,751	3,818	3,639
Income/(loss) before income tax expense/(benefit)	6,639	5,410	9,347	7,948	2,189	1,796
Income tax expense/(benefit)	1,630	1,364	2,446	2,257	531	445
Net income	$5,009	$4,046	$6,901	$5,691	$1,658	$1,351
Average equity	$56,000	$54,500	$149,500	$132,000	$16,000	$15,500
Total assets	652,275	633,038	2,328,000	2,047,022	282,322	253,750
ROE	35%	29%	18%	17%	40%	34%
Overhead ratio	53	54	49	51	63	67

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$297	$155	$(588)	$(541)	$22,461	$19,249
Net interest income	1,406	2,915	(105)	(120)	23,966	23,405
Total net revenue	1,703	3,070	(693)	(661)	46,427	42,654
Provision for credit losses	(3)	(4)	—	—	3,403	3,111
Total noninterest expense(d)	445	589	—	—	24,281	22,565
Income/(loss) before income tax expense/(benefit)	1,261	2,485	(693)	(661)	18,743	16,978
Income tax expense/(benefit)	436	675	(693)	(661)	4,350	4,080
Net income	$825	$1,810	$—	$—	$14,393	$12,898
Average equity	$114,835	$119,894	NA	NA	$336,335	$321,894
Total assets	1,297,608	1,276,238	NA	NA	4,560,205	4,210,048
ROE	NM	NM	NM	NM	17%	16%
Overhead ratio	NM	NM	NM	NM	52	53

As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Commercial & Investment Bank		Asset & Wealth Management
	2025	2024	2025	2024	2025	2024
Noninterest revenue	$13,240	$12,155	$41,412	$36,527	$12,403	$10,946
Net interest income	43,393	40,990	17,667	15,989	5,154	4,854
Total net revenue	56,633	53,145	59,079	52,516	17,557	15,800
Provision for credit losses	7,249	7,351	2,210	701	95	(33)
Compensation expense(b)	13,208	12,744	15,206	14,158	6,363	5,926
Noncompensation expense(c)(d)	16,803	15,564	13,999	12,483	4,901	4,716
Noninterest expense	30,011	28,308	29,205	26,641	11,264	10,642
Income/(loss) before income tax expense/(benefit)	19,373	17,486	27,664	25,174	6,198	5,191
Income tax expense/(benefit)	4,770	4,399	7,171	6,964	1,484	1,287
Net income	$14,603	$13,087	$20,493	$18,210	$4,714	$3,904
Average equity	$56,000	$54,500	$149,500	$132,000	$16,000	$15,500
Total assets	652,275	633,038	2,328,000	2,047,022	282,322	253,750
ROE	34%	31%	18%	18%	39%	33%
Overhead ratio	53	53	49	51	64	67

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2025		2024		2025	2024	2025	2024
Noninterest revenue	$999		$7,638	(f)	$(1,853)	$(1,711)	$66,201	$65,555	(f)
Net interest income	4,546		7,756		(312)	(356)	70,448	69,233
Total net revenue	5,545		15,394		(2,165)	(2,067)	136,649	134,788
Provision for credit losses	3		28		—	—	9,557	8,047
Noninterest expense	1,177		3,444	(g)	—	—	71,657	69,035	(g)
Income/(loss) before income tax expense/(benefit)	4,365		11,922		(2,165)	(2,067)	55,435	57,706
Income tax expense/(benefit)	152	(e)	2,657		(2,165)	(2,067)	11,412	13,240
Net income	$4,213		$9,265		$—	$—	$44,023	$44,466
Average equity	$108,703		$108,353		NA	NA	$330,203	$310,353
Total assets	1,297,608		1,276,238		NA	NA	4,560,205	4,210,048
ROE	NM		NM		NM	NM	17%	19%
Overhead ratio	NM		NM		NM	NM	52	51
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
(e)Included a $774 million income tax benefit recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2025, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2025

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$360,156	$2,946	3.25%		$464,704	$5,366	4.59%
Federal funds sold and securities purchased under resale agreements	424,346	4,531	4.24		404,174	5,226	5.14
Securities borrowed	234,112	2,163	3.67		217,716	2,478	4.53
Trading assets – debt instruments	580,985	6,296	4.30		496,176	5,625	4.51
Taxable securities	741,129	7,135	3.82		595,772	5,849	3.91
Nontaxable securities(a)	27,470	335	4.84		27,063	346	5.09
Total investment securities	768,599	7,470	3.86	(g)	622,835	6,195	3.96	(g)
Loans	1,417,466	24,077	6.74		1,325,440	23,569	7.07
All other interest-earning assets(b)(c)	110,100	2,061	7.43		90,721	2,077	9.11
Total interest-earning assets	3,895,764	49,544	5.05		3,621,766	50,536	5.55
Allowance for loan losses	(24,897)				(22,946)
Cash and due from banks	22,285				22,323
Trading assets – equity and other instruments	264,681				217,790
Trading assets – derivative receivables	61,842				54,575
Goodwill, MSRs and other intangible Assets	64,366				64,185
All other noninterest-earning assets	235,904				219,315
Total assets	$4,519,945				$4,177,008
Liabilities
Interest-bearing deposits	$1,913,958	$11,633	2.41%		$1,749,353	$12,914	2.94%
Federal funds purchased and securities loaned or sold under repurchase agreements	567,920	6,043	4.22		425,795	5,733	5.36
Short-term borrowings	53,755	590	4.35		40,234	542	5.38
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	314,591	2,316	2.92		329,850	2,632	3.17
Beneficial interests issued by consolidated VIEs	28,884	333	4.58		26,556	352	5.27
Long-term debt	350,368	4,558	5.16		347,910	4,838	5.53
Total interest-bearing liabilities	3,229,476	25,473	3.13		2,919,698	27,011	3.68
Noninterest-bearing deposits	610,601				633,957
Trading liabilities – equity and other instruments(e)	48,628				32,739
Trading liabilities – derivative payables	47,926				39,936
All other liabilities, including the allowance for lending-related commitments	226,934				206,376
Total liabilities	4,163,565				3,832,706
Stockholders’ equity
Preferred stock	20,045				22,408
Common stockholders’ equity	336,335				321,894
Total stockholders’ equity	356,380				344,302
Total liabilities and stockholders’ equity	$4,519,945				$4,177,008
Interest rate spread			1.92%				1.87%
Net interest income and net yield on interest-earning assets		$24,071	2.45			$23,525	2.58

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$403,490	$10,480	3.47%		$504,043	$17,811	4.72%
Federal funds sold and securities purchased under resale agreements	411,857	13,325	4.33		366,464	14,262	5.20
Securities borrowed	236,355	6,681	3.78		202,103	6,821	4.51
Trading assets – debt instruments	546,679	18,173	4.44		457,351	15,233	4.45
Taxable securities	693,857	19,806	3.82		566,353	15,844	3.74
Nontaxable securities(a)	26,928	959	4.76		28,060	1,071	5.10
Total investment securities	720,785	20,765	3.85	(g)	594,413	16,915	3.80	(g)
Loans	1,379,480	69,650	6.75		1,316,733	69,454	7.05
All other interest-earning assets(b)(c)	105,564	5,771	7.31		84,912	6,227	9.80
Total interest-earning assets	3,804,210	144,845	5.09		3,526,019	146,723	5.56
Allowance for loan losses	(24,782)				(22,530)
Cash and due from banks	22,533				22,694
Trading assets – equity and other instruments	243,526				210,013
Trading assets – derivative receivables	59,524				56,455
Goodwill, MSRs and other intangible Assets	64,452				64,346
All other noninterest-earning assets	229,205				215,748
Total assets	$4,398,668				$4,072,745
Liabilities
Interest-bearing deposits	$1,886,654	$34,111	2.42%		$1,732,844	$37,569	2.90%
Federal funds purchased and securities loaned or sold under repurchase agreements	530,765	17,197	4.33		365,604	14,810	5.41
Short-term borrowings	52,717	1,732	4.39		39,003	1,579	5.41
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	301,051	6,685	2.97		317,229	7,872	3.31
Beneficial interests issued by consolidated VIEs	26,959	926	4.59		26,728	1,068	5.34
Long-term debt	347,915	13,434	5.16		343,628	14,236	5.53
Total interest-bearing liabilities	3,146,061	74,085	3.15		2,825,036	77,134	3.65
Noninterest-bearing deposits	600,350				643,608
Trading liabilities – equity and other instruments(e)	43,526				30,613
Trading liabilities – derivative payables	43,318				39,120
All other liabilities, including the allowance for lending-related commitments	215,175				198,617
Total liabilities	4,048,430				3,736,994
Stockholders’ equity
Preferred stock	20,035				25,398
Common stockholders’ equity	330,203				310,353
Total stockholders’ equity	350,238				335,751
Total liabilities and stockholders’ equity	$4,398,668				$4,072,745
Interest rate spread			1.94%				1.91%
Net interest income and net yield on interest-earning assets		$70,760	2.49			$69,589	2.64
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
(e)The combined balance of trading liabilities – debt and equity instruments was $186.8 billion and $200.8 billion for the three months ended September 30, 2025 and 2024, respectively, and $170.1 billion and $189.1 billion for the nine months ended September 30, 2025 and 2024, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)The annualized rate for securities based on amortized cost was 3.84% and 3.95% for the three months ended September 30, 2025 and 2024, respectively, and 3.83% and 3.77% for the nine months ended September 30, 2025 and 2024, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
CRR: Capital Requirements Regulation
CVA: Credit valuation adjustment
DVA: Debit valuation adjustment
EC: European Commission
Eligible HQLA: Eligible high-quality liquid assets ("HQLA"), for purposes of calculating the liquidity coverage ratio ("LCR"), is the amount of unencumbered HQLA that satisfy certain operational considerations as defined in the LCR rule. Eligible HQLA securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets. For purposes of calculating the LCR, HQLA securities are included at fair value, which may differ from the accounting treatment under U.S. GAAP.
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
HQLA: High-quality liquid assets. Also refer to Eligible HQLA.
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
MEVs: "Macroeconomic variables": Refer to quantitative measures of current and forecasted macroeconomic conditions - such as the unemployment rates, gross domestic product growth rate and interest rates - used by the Firm in its models to estimate credit losses.
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
RSU(s): Restricted stock units
RWA: “Risk-weighted assets”: Basel III establishes two comprehensive approaches for calculating RWA (a Standardized approach and an Advanced approach) which include capital requirements for credit risk, market risk, and in the case of Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Standardized and Advanced.
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
Weighted-average macroeconomic outlook: Refers to the forecast of macroeconomic conditions used by the Firm in its models to estimate credit losses which reflects the weighted average results of the five internally-developed macroeconomic scenarios over an eight-quarter forecast period and incorporates macroeconomic variables and any qualitative adjustments (such as changes in the weight placed on an upside or adverse scenario).

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 168 of JPMorganChase’s 2024 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2024 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 10–37 of JPMorganChase’s 2024 Form 10-K and Forward-Looking Statements on page 91 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2-7 of JPMorganChase’s 2024 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 44-50 of this Form 10-Q and pages 97–107 of JPMorganChase’s 2024 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2025 were as follows:

Nine months ended September 30, 2025	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	29,953,620	$252.50	$7,563	$11,763
Second quarter	29,800,960	$251.67	$7,500	$4,263	(b)
July	9,223,719	291.74	2,691	47,309
August	9,605,280	292.95	2,814	44,495
September	9,158,017	306.84	2,810	41,685	(c)
Third quarter	27,987,016	297.10	8,315	41,685	(c)
Year-to-date	87,741,596	$266.44	$23,378	$41,685	(c)
(a)Excludes excise tax and commissions.
(b)The $4.3 billion under the prior Board authorization was canceled when the $50 billion repurchase program was authorized by the Board of Directors effective July 1, 2025.
(c)Represents the amount remaining under the $50 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the third quarter of 2025, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 ("Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the third quarter of 2025. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the third quarter of 2025.

Name	Title	Adoption date	Duration(c)	Aggregate number of shares to be sold(d)
Ashley Bacon	Chief Risk Officer	August 8, 2025	August 8, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Jeremy Barnum	Chief Financial Officer	August 6, 2025	August 6, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Lori Beer	Chief Information Officer	August 8, 2025	August 8, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Mary Erdoes	CEO, AWM	August 1, 2025	August 1, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Stacey Friedman(a)	General Counsel	August 14, 2025	August 14, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Marianne Lake(b)	CEO, CCB	August 13, 2025	August 13, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Robin Leopold	Head of Human Resources	August 8, 2025	August 8, 2025 – March 31, 2026	966
Douglas Petno	Co-CEO, CIB	August 11, 2025	August 11, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
Jennifer Piepszak	Chief Operating Officer	July 25, 2025	July 25, 2025 – March 31, 2026	50% of the net issued shares received as a result of RSUs vesting on January 13, 2026
(a)Transaction by trust of which Ms. Friedman has either a direct or indirect pecuniary interest.
(b)Transaction by trust of which Ms. Lake has either a direct or indirect pecuniary interest.
(c)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
(d)Unless otherwise stated, the aggregate number of shares to be sold pursuant to each trading arrangement is dependent on the terms and conditions of, and taxes on, the applicable RSUs, and therefore, is indeterminable at this time.

Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2025 that requires disclosure under Section 219.

During the third quarter of 2025, the Firm determined that an existing account holder at a non-U.S. subsidiary of the Firm had previously become employed by a subsidiary of an entity which is owned or controlled by the Government of Iran. The account was valued at the equivalent of approximately USD 119,000. The Firm’s non-U.S. subsidiary charged fees of the equivalent of approximately USD 850 from the time the account holder became employed by the applicable entity through the third quarter of 2025. The Firm has closed the account.
The Firm does not intend to engage in such transactions in the future.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective September 16, 2025.(a)

3.2
By-laws of JPMorgan Chase & Co., as amended, effective September 12, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 12, 2025).

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2025 and 2024, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2025 and December 31, 2024, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2025 and 2024, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 4, 2025