Form 10-K
period 2025-12-31
JPMORGAN CHASE & CO
filed 2026-02-13
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2025	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

270 Park Avenue,
New York,	New York	10017
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2025: $794,433,813,496
Number of shares of common stock outstanding as of January 31, 2026: 2,697,032,375
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 19, 2026, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1. Business.
Overview
JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”, NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.4 trillion in assets and $362.4 billion in stockholders’ equity as of December 31, 2025. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
The Firm’s website is www.jpmorganchase.com. JPMorganChase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorganChase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-K, is not incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K” or “Form 10-K”) or the Firm’s other filings with the SEC.

Business segments & Corporate
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm’s consumer business segment is CCB, and the Firm’s wholesale business segments are CIB and AWM.
A description of the Firm’s reportable business segments and the products and services that they provide to their respective client bases, as well as a description of Corporate activities, is provided in the Management’s discussion and analysis of financial condition and results of operations section of this Form 10-K (“Management’s discussion and analysis” or “MD&A”) under the heading “Business Segment & Corporate Results,” which begins on page 46, and in Note 32.
Competition
JPMorganChase and its subsidiaries and affiliates operate in highly competitive environments. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, investment managers, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other internet-based companies, digital asset and other financial technology companies, and other companies engaged in providing similar and new products and services. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorganChase competes globally; with respect to others, the Firm competes on a national or regional basis. New competitors in the financial services industry continue to emerge, including firms that offer products and services solely through the internet and non-financial companies that offer products and services that disintermediate traditional banking products and services offered by financial services firms such as JPMorganChase.

Part I
Supervision and regulation
The Firm is subject to extensive and comprehensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which the Firm does business. From time to time, trade organizations representing the financial services industry and others have filed or may file lawsuits challenging various laws, rules and regulations. Such regulatory challenges may affect the scope, requirements or effective dates of the regulations applicable to the Firm.
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
Banking supervisors globally continue to refine and enhance the Basel III capital framework for financial institutions. In July 2023, U.S. banking regulators released a proposal to amend the U.S. risk-based capital framework to incorporate certain elements of the revised international Basel III capital framework. That proposal, which has not been finalized, would have significantly revised risk-based capital requirements for banks with assets of $100 billion or more, including the Firm and other U.S. global systemically important banks ("GSIBs"). In September 2025, the Federal Reserve’s Vice Chair for Supervision indicated that U.S. banking regulators may issue an updated proposal to amend the U.S. risk-based capital framework in early 2026, replacing the July 2023 proposal. The timing and content of that revised proposal, including any required implementation date, are uncertain. The Firm continues to monitor developments and potential impacts.
In the EU and U.K., regulators have finalized the rules implementing their Basel III frameworks. The new rules became effective in the EU beginning January 1, 2025, with market risk aspects expected to be delayed until January 1, 2027. In January 2025, the PRA announced that it intends to delay the implementation of the new rules in the U.K. to January 1, 2027. There are certain transitional arrangements applicable in both the EU and U.K. until 2032 and 2030, respectively.
Stress tests. As a large BHC, JPMorganChase is subject to supervisory stress testing administered by the Federal Reserve as part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. The Firm must conduct annual company-run stress tests and must also submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by each of the Firm and the Federal Reserve. The Federal Reserve uses the results under the severely adverse scenario from its supervisory stress test to determine the Firm’s

Stress Capital Buffer (“SCB”) requirement for the coming year, which forms part of the Firm’s applicable capital buffers. The Firm is required to file its annual CCAR submission on April 6, 2026. The capital plan rules indicate that, unless otherwise determined by the Federal Reserve, the Federal Reserve will notify the Firm of its indicative SCB requirement by June 30, 2026 and final SCB requirement by August 31, 2026 and the Firm’s final SCB requirement will become effective on October 1, 2026. The OCC requires JPMorgan Chase Bank, N.A. to perform separate, similar stress tests annually. Each year, the Firm publishes the results of the annual stress tests for the Firm and JPMorgan Chase Bank, N.A. under the supervisory severely adverse scenarios provided by the Federal Reserve and the OCC.
In October 2025, the Federal Reserve issued two proposals to revise its supervisory stress testing framework. The proposals would require the Federal Reserve to publish for public comment comprehensive documentation concerning the supervisory stress test models and annual stress test scenarios, including the models and scenarios for the 2026 stress test. The proposals also introduce an enhanced disclosure process, under which material changes to stress test models and scenarios would be subject to public comment prior to implementation. Based on the Federal Reserve’s analysis, the proposed changes to the stress test models and scenarios are not expected to materially change the SCB for firms, including JPMorganChase, that are subject to the supervisory stress test. In February 2026, the Federal Reserve released the final 2026 supervisory stress test scenarios, while announcing that SCB requirements for large banks, including the Firm, will remain at current levels through September 30, 2027 with new requirements to be calculated in 2027 based on revised models that incorporate public feedback.
In addition, in April 2025, the Federal Reserve proposed a rule that aims to reduce the volatility in capital requirements resulting from stress testing and the SCB requirement by averaging the SCB requirement over a two-year period and extending the annual effective date of the SCB by one quarter. These proposed updates to the stress testing framework and the SCB requirement, which are subject to public comment, have not been finalized. A pending legal challenge to the manner in which stress testing is currently administered has been stayed.
Refer to Capital Risk Management on pages 89–99 and Liquidity Risk Management on pages 100–107 for more information.
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
Ongoing obligations. The Firm remains subject to a consent order entered into in March 2024 with the OCC which relates to the Firm’s processes to inventory trading venues and confirm the completeness of certain data fed to trade surveillance platforms.
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
FDIC deposit insurance. The FDIC deposit insurance fund provides insurance coverage for certain deposits and is funded through assessments on banks,

Part I
including JPMorgan Chase Bank, N.A. The FDIC is required to maintain a minimum reserve ratio, which measures the balance of reserves in the deposit insurance fund against an estimate of FDIC-insured deposits, of 1.35%. In October 2022, the FDIC adopted a final rule to raise bank assessments and accelerate the time by which the reserve ratio would meet the statutory minimum. In the final rule, the FDIC adopted a restoration plan to bring the reserve ratio up to the required 1.35% by September 30, 2028, with a longer-term target of maintaining a reserve ratio of 2%. As of June 30, 2025, the reserve ratio exceeded the statutory minimum and, as of the third quarter of 2025, the FDIC was no longer operating under a restoration plan. On November 28, 2025, the FDIC announced that the designated reserve ratio, the FDIC’s longer-term goal for the deposit insurance fund, would remain unchanged at 2% for 2026.
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
Heightened supervisory standards. In the U.S., the OCC has established guidelines setting forth heightened standards for large banks, including minimum standards for the design and implementation of a risk governance framework for banks. Under these standards, a bank’s risk governance framework must ensure that the bank’s risk profile is easily distinguished and separate from that of its parent BHC for risk management purposes. The bank’s board or risk committee is responsible for approving the bank’s risk governance framework, providing active oversight of the bank’s risk-taking activities, and holding management accountable for adhering to the risk governance framework. In December 2025, the OCC issued a proposed rulemaking to amend its heightened standards guidelines, which would continue to apply to JPMorgan Chase Bank, N.A., by raising the asset threshold at which the guidelines apply to covered banks. In the proposed rulemaking, the OCC also invited comments on a number of questions, including whether the heightened standards guidelines should be rescinded. The proposed rulemaking has not yet been finalized.
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
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. Refer to Note 26 for the amount of dividends that JPMorgan Chase Bank, N.A. could pay, at January 1, 2026, to JPMorganChase without the approval of the banking regulators. The OCC and the Federal Reserve also have authority to prohibit or limit the payment of dividends of a bank subsidiary that they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
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
Consumer supervision and regulation. JPMorganChase and JPMorgan Chase Bank, N.A. are subject to supervision and regulation in the U.S. by the Consumer Financial Protection Bureau (“CFPB”) with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. The CFPB also has jurisdiction over small business lending activities with respect to fair lending and the Equal Credit Opportunity Act. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers using practices that are deemed to be unfair, deceptive or abusive. In October 2024, the CFPB issued a final rule that would have required data providers, including banks such as JPMorgan Chase Bank, N.A., to make certain consumer data available to consumers and authorized third parties in electronic form. The final rule is currently subject to a preliminary injunction, and the CFPB has indicated that it intends to propose a new rule in the first quarter of 2026. The content of any new proposal, and the potential impact on the Firm, are uncertain.
In October 2023, the Federal Reserve proposed to lower the maximum interchange fee that large debit card issuers, including the Firm, would be permitted to receive for a debit card transaction. The proposal would also establish a process for automatically publishing an updated maximum fee amount every other year going forward. The current debit interchange fee cap is subject to ongoing litigation, and the impact of that litigation on the Federal Reserve’s proposal is uncertain. The Firm’s consumer activities are also subject to regulation under state statutes which are enforced by the Attorney General or empowered agency of each state. Certain states have introduced legislation related to interchange fees, which would impact the fees that financial institutions, including the Firm, would be permitted to receive for certain transactions within a state. Where interchange fee regulation has been passed at the state level, it is subject to ongoing legal challenge.
In the U.K., the Firm operates a retail bank through J.P. Morgan Europe Limited (“JPMEL”) and provides retail investment management services through J.P. Morgan Personal Investing Limited (“JPM PI”). JPMEL is regulated by the PRA, and both JPMEL and JPM PI are regulated by the FCA with respect to their conduct of financial services in the U.K., including obligations relating to the fair treatment of customers. JPMEL is also regulated by the U.K. Payment Systems Regulator (“PSR”) with respect to its operation and use of payment systems. In March 2025, the U.K. government announced that the functions of the PSR will be consolidated into the FCA. In addition, the retail businesses of JPMEL and JPM PI are subject to U.K. consumer-protection legislation.
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other non-bank broker-dealer subsidiaries, all of which are subject to regulations of the SEC, FINRA and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are primarily conducted by J.P. Morgan Securities plc and in the EU, those activities are primarily conducted by JPMSE. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customer funds, the financing of client purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. Refer to Broker-dealer regulatory capital on page 99 for information concerning the capital of J.P. Morgan Securities LLC, J.P. Morgan Securities plc and JPMSE. In addition, the Firm's sales and trading activities, which are conducted through both bank and non-bank subsidiaries, are subject to laws and regulations relating to market conduct, including prohibitions on manipulative or anti-competitive practices.
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
The Firm’s asset and wealth management businesses are subject to ongoing rule-making and implementation of new regulations and other guidance, including by the SEC and certain U.S. states regarding enhanced standards of conduct and conflicts of interest. In April 2024, the Department of Labor (“DOL”) finalized a “fiduciary” rule that would significantly expand who is deemed to be an investment advice fiduciary for retirement plans and individual retirement accounts under the Employee Retirement Income Security Act of 1947 and could affect fee and compensation practices at financial institutions that provide investment recommendations to retirement clients. The effective date of the rule has been stayed by two federal courts. The DOL has indicated that it intends to revise the rule, and the potential impact of the rule on the Firm is therefore uncertain.
Derivatives regulation:
The Firm is subject to comprehensive regulation of its derivatives businesses. In the U.S., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc are registered with the CFTC as “swap dealers.” In addition, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC are registered with the SEC as “security-based swap dealers.” As a result, these entities are subject to a comprehensive regulatory framework applicable to their swap or security-based swap activities, including capital requirements, rules requiring the collateralization of uncleared swaps and security-based swaps, rules regarding segregation of counterparty collateral, business conduct and documentation standards, rules requiring the central

Part I
clearing of standardized over-the-counter (“OTC”) derivatives, requirements that certain standardized OTC swaps be traded on regulated trading venues, record-keeping and reporting obligations, and anti-fraud and anti-manipulation requirements. Similar requirements have also been established in the European Union (“EU”) under the European Market Infrastructure Regulation (“EMIR”) and the Markets in Financial Instruments Directive (“MiFID II”), as well as in the U.K. and other jurisdictions around the world.
J.P. Morgan Securities LLC is also registered with the CFTC as a futures commission merchant.
Data, privacy, cybersecurity and artificial intelligence regulation:
The Firm and its subsidiaries are subject to laws, rules and regulations globally concerning data, including data protection, consumer protection, privacy, cybersecurity, artificial intelligence and related matters. These laws, rules and regulations are constantly evolving, subject to interpretation, remain a focus of regulators globally, may be enforced by private parties or government bodies, and continue to have a significant impact on all of the Firm’s businesses and operations.
The Bank Secrecy Act and Economic Sanctions:
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements, as well as due diligence/know-your-customer documentation requirements. Similar requirements exist in other jurisdictions in which the Firm operates. The Firm is also subject to the regulations and economic sanctions programs administered and enforced by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”) and EU and U.K. authorities which target entities or individuals that are, or are located in countries that are, involved in activities including terrorism, hostilities, embezzlement or human rights violations. The Firm is also subject to economic sanctions laws, rules and regulations in other jurisdictions in which it operates, including those that conflict with or prohibit a firm such as JPMorganChase from complying with certain laws, rules and regulations to which it is otherwise subject.
Anti-Corruption:
The Firm is subject to laws and regulations relating to corrupt and illegal payments to government officials and others in the jurisdictions in which it operates, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.
Compensation practices:
The Firm’s compensation practices are subject to oversight by the Federal Reserve, as well as other agencies. The Federal Reserve has jointly issued guidance with the FDIC and the OCC that is designed to ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. The Financial Stability Board (“FSB”) has also established standards covering compensation principles for banks. The Firm’s compensation practices are also subject to regulation and oversight by regulators in other jurisdictions, notably the Fifth Capital Requirements Directive (“CRD V”), as implemented in the EU, which includes compensation-related provisions. The European Banking Authority has instituted guidelines on compensation policies including under CRD V which in certain countries (such as Germany) are implemented or supplemented by local regulations or guidelines. The U.K. regulators have also instituted regulations and guidelines on compensation policies, which diverge in certain areas from EU rules. The Firm expects that the implementation of regulatory guidelines regarding compensation in the U.S. and other countries will continue to evolve, and may affect the manner in which the Firm structures its compensation programs and practices.
Sustainability:
Policymakers in the U.K. and the EU continue to implement and refine sustainability-related initiatives and disclosure requirements. The Corporate Sustainability Reporting Directive (“CSRD”) replaced and significantly expanded the scope and content of certain EU ESG reporting requirements, with phased-in requirements that started in fiscal year 2024. The implementation of CSRD into local law has been delayed in a number of member states, including in Germany, and the Firm continues to monitor developments and potential impacts. In addition, in July 2024, the EU enacted the Corporate Sustainability Due Diligence Directive (“CSDDD”), which provides for phased-in requirements starting in 2029. The CSDDD sets mandatory due diligence obligations for companies to address actual and potential human rights violations and environmental adverse impacts stemming from their own operations and business relationships, including the activities of certain companies with which they have established business relationships. Both the CSRD and CSDDD will impact certain of the Firm’s EU and non-EU entities.

Human capital
JPMorganChase believes that its long-term growth and success depend on its ability to identify, attract, develop, retain and engage talented employees and foster an inclusive work environment. The information provided below relates to JPMorganChase’s full-time and part-time employees and does not include the Firm’s contractors.
Global workforce
As of December 31, 2025, JPMorganChase had 318,512 employees globally. JPMorganChase’s employees are located in 66 countries, with 58% of the Firm’s employees located in the U.S. The following table presents the distribution of the Firm’s global workforce by region and by line of business (“LOB”) and Corporate as of December 31, 2025:

Employee Breakdown by Region		Employee Breakdown by LOB and Corporate
Region	Employees	LOB	Employees
North America	185,208	CCB	144,196
Asia-Pacific	96,499	CIB	94,563
Europe/Middle East/Africa	31,030	AWM	29,722
Latin America/Caribbean	5,775	Corporate	50,031
Total Firm	318,512	Total Firm	318,512
Workforce composition
The following table presents information based on voluntary self-identifications by the Firm’s employees, including members of the Firm’s Operating Committee and other senior level employees, as well as members of the Board of Directors, as of December 31, 2025. Information on race/ethnicity of employees is categorized based on Equal Employment Opportunity classifications and is presented for U.S. employees who self-identified, and information on gender is presented for global employees who self-identified. Information on race/ethnicity and gender for members of the Operating Committee and the Board of Directors reflects all such members. Information on LGBTQ+ and veteran statuses is based on all U.S. employees, and all members of the Operating Committee and the Board of Directors. Information on disability status is based on all U.S. employees and all members of the Operating Committee.

December 31, 2025	Total employees	Senior level employees(e)	Operating Committee	Board of Directors(f)
Race/Ethnicity:(a)
White	42%	74%	100%	82%
Hispanic	22%	6%	—%	—%
Asian	20%	14%	—%	—%
Black	13%	5%	—%	18%
Other(b)	3%	1%	—%	—%

Gender:(c)
Men	52%	71%	46%	45%
Women	48%	29%	54%	55%

LGBTQ+(d)	4%	2%	8%	—%
Military veterans(d)	3%	2%	—%	9%
People with disabilities(d)	5%	3%	—%	—%	(g)

(a)Presented as a percentage of the respective populations who self-identified race/ethnicity, which was 97% and 95% of the Firm’s total U.S.-based employees and U.S.-based senior level employees, respectively, and all members of the Operating Committee and the Board of Directors.
(b)Other includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and Two or More Races.
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
(f)Excludes Todd A. Combs, who resigned from the Firm’s Board of Directors, effective December 7, 2025. Refer to Recent Events on page 50 for additional information.
(g)The Firm has not asked members of the Board of Directors to self-identify disability status.

Part I
Attracting and retaining employees
The goal of JPMorganChase’s recruitment efforts, which leverage a variety of channels to source from a broad pool of candidates, is to attract and hire highly qualified talent in all roles and at all career levels. The Firm’s hiring practices focus on the skills and qualifications of a candidate relative to the job requirements.
The Firm strives to provide both external candidates and internal employees who are seeking a different role with rewarding career opportunities. These opportunities range from internship training programs for students to entry-level, management and executive careers.
Developing employees
JPMorganChase supports the professional development and career growth of its employees. The Firm offers voluntary training programs and educational resources to all employees covering a broad variety of topics such as leadership and management, artificial intelligence, data literacy and operational and professional skills. Leadership Edge, the Firm’s global leadership and management development center of excellence, is focused on creating one Firmwide leadership culture. In addition, the Firm requires that its employees, including new hires, complete a training curriculum that covers, among other topics, information concerning Firm policies and standards.
Rewarding and supporting employees
The Firm provides market-competitive compensation and benefits programs. JPMorganChase’s compensation philosophy includes guiding principles that drive compensation-related decisions across the Firm, including pay-for-performance practices that are designed to attract and retain top talent, to be responsive to and aligned with shareholder interests, and to reinforce the Firm’s culture and Business Principles that guide how the Firm does business. The Firm follows a disciplined and balanced compensation framework, including the integration of risk, controls and conduct considerations. The Firm’s compensation approach is designed to pay the Firm’s employees fairly and competitively for the work they do.
JPMorganChase offers extensive benefits and wellness packages to support employees and their families, which vary depending on location and include healthcare coverage, retirement benefits, life and disability insurance, access to on-site health and wellness centers, counseling and resources related to mental health, time away policies, child care access and support, tuition assistance, and financial education.

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
Summary
The principal risk factors include:
•Legal and Regulatory risks, including the impact of extensive supervision and regulation, as well as changes to or in the application, interpretation or enforcement of applicable law or executive branch actions, on JPMorganChase’s business and operations; the ways in which differences in regulatory implementation in different jurisdictions or with respect to certain competitors could negatively impact JPMorganChase’s business; the ways in which governmental policies that discourage or penalize business relationships with certain industries, or require specific business practices, could negatively affect JPMorganChase's businesses; the penalties and other repercussions that JPMorganChase could face when resolving litigation or investigations by governmental authorities; the ways in which less predictable legal and regulatory frameworks in certain jurisdictions could negatively impact JPMorganChase’s operations and financial results; and the losses that security holders and other unsecured creditors will absorb if JPMorganChase were to enter into a resolution.
•Political risks, including the potential negative effects on JPMorganChase’s businesses due to economic uncertainty resulting from political developments.
•Market risks, including the effects that unfavorable economic and market events and conditions, political developments, changes in interest rates and credit spreads, and market fluctuations could have on JPMorganChase’s businesses, investments and market-making positions, as well as on its earnings and liquidity and capital levels.
•Credit risks, including the effects from adverse changes in the financial condition of clients, customers, counterparties, central counterparties and other market participants; the potential for losses due to declines in the value of collateral; and potential negative impacts from concentrations of credit risk with respect to clients, customers, counterparties and other market participants.
•Liquidity risks, including the risk that JPMorganChase’s ability to operate could be impaired by constrained liquidity; the dependence of JPMorgan Chase & Co. on its subsidiaries for funding; and the potential adverse effects that any downgrades of JPMorganChase’s credit ratings could have on its liquidity and cost of funding.
•Capital risks, including the risk that JPMorganChase’s ability to distribute capital to shareholders or to support its business activities could be limited if it does not satisfy applicable regulatory capital requirements.
•Operational risks, including risks associated with JPMorganChase’s dependence on its operational systems and its employees, as well as the systems and employees of acquired businesses and external parties; the harm that could be caused by a successful cyber attack affecting JPMorganChase or by other extraordinary events; the adverse effects of failing to identify and address operational risks associated with the introduction of or changes to products, services and delivery platforms or technologies, as well as risks related to data management processes; risks related to safeguarding personal information; potential adverse effects of failing to comply with applicable standards for the oversight of vendors and other service providers; and risks associated with JPMorganChase’s risk management framework and control environment, its models and estimations and associated judgments used in its stress testing and financial statements, and controls over disclosure and financial reporting.
•Strategic risks, including the damage to JPMorganChase’s competitive standing that could result from ineffective business strategies; risks associated with the significant competition that JPMorganChase faces; and the potential adverse impacts of climate change on JPMorganChase’s business and operations and those of its clients and customers.
•Conduct risks, including the negative impact that could result from misconduct of JPMorganChase’s employees.
•Reputation risks, including the potential negative commercial impacts that can arise from JPMorganChase’s decisions related to clients and business activities; and the failure to effectively manage conflicts of interest or to satisfy fiduciary obligations, or other factors that could damage JPMorganChase’s reputation.
•Country risks, including potential impacts on JPMorganChase’s businesses from an outbreak or escalation of hostilities between countries or within a country or region; and the potential adverse effects

Part I
of local economic, political, regulatory and social factors on JPMorganChase’s business in certain countries in which it operates.
•People risks, including the criticality of attracting and retaining qualified employees.
The above summary is subject in its entirety to the discussion of the risk factors set forth below.
The following terms which are used in the risk factors set forth below have these meanings:
“applicable law” means the laws, rules and regulations that apply to JPMorganChase’s businesses in the jurisdictions in which it operates.
“extraordinary events” include any of the events or circumstances mentioned in the risk factor entitled “JPMorganChase’s operations, results and reputation could be harmed by occurrences of extraordinary events beyond its control.”
“governmental authorities” means governmental and regulatory agencies, legislative and judicial bodies and other governmental entities and authorities in the countries, states, municipalities, territories, regions and other jurisdictions in which JPMorganChase does business.
“penalties” means fines, penalties or other sanctions imposed by governmental authorities.
Legal and Regulatory
JPMorganChase’s businesses are highly regulated and are significantly affected by applicable law and supervisory expectations.
JPMorganChase must comply with applicable law in all of the jurisdictions around the world where it does business. Like other financial services firms, JPMorganChase is subject to extensive supervision and regulation that significantly affects the way that it conducts its business and structures its operations. The supervisory and regulatory framework also imposes requirements for JPMorganChase to implement and maintain compliance programs, and the complexity of these programs can increase its risks of non-compliance. In addition, entering into or acquiring a new business or expanding current business could increase the scope of applicable law or supervision and regulation to which JPMorganChase is subject.
JPMorganChase has in the past and could in the future be required to modify its business and operations in response to changes in applicable law, regulatory decisions or supervisory expectations, such as:
•limiting the products and services that it offers
•increasing the prices that it charges for products and services, which could reduce the demand for them
•reducing the liquidity that it provides through market-making activities
•paying higher taxes or other governmental charges
•absorbing losses arising from fraudulent transactions perpetrated against its clients and customers
•disposing of certain assets, and doing so at disadvantageous times or prices
•forgoing business opportunities that it might otherwise pursue, or
•otherwise restricting its business activities.
These types of changes could increase JPMorganChase’s costs or reduce its revenues. In addition, any failure by JPMorganChase to comply with applicable law or meet supervisory expectations could result in:
•increased regulatory scrutiny
•enforcement actions by governmental authorities
•the imposition of penalties
•increased exposure to litigation, or
•reputational harm.
Furthermore, regulators or governmental authorities could adopt new interpretations of applicable law or supervisory expectations, and in certain circumstances, JPMorganChase could be required to demonstrate that prior conduct complies with these new interpretations. This situation could increase the risks associated with non-compliance and result in the imposition of penalties or enforcement actions. In addition, the business or operations of financial services firms such as JPMorganChase may be negatively affected by executive orders or other executive branch actions that seek to regulate those businesses or operations.
Differences in the supervision and regulation of financial services firms could require JPMorganChase to modify its operations and incur higher operational and compliance costs.
Various factors could influence the scope of applicable law and supervision for a firm that provides financial services, such as the size of the firm, the businesses in which it engages and its jurisdiction of organization. For example:
•larger firms such as JPMorganChase often face more stringent supervision and regulation
•certain competitors, such as financial technology companies, may not be subject to banking regulation, or may be subject to less stringent oversight, or
•the regulatory and supervisory framework in a particular jurisdiction may favor locally-based firms.
A highly-regulated financial services firm such as JPMorganChase can be vulnerable to competition from firms that are less regulated or unregulated. In addition, differences in regulatory implementation between the U.S. and other countries could adversely affect JPMorganChase’s businesses. For example, a national financial services regulator may impose requirements that are stricter than a global standard, which could create competitive disadvantages for those firms, such as JPMorganChase, that are subject to the enhanced regulations. Furthermore, certain authorities outside the U.S. have adopted applicable law that could conflict with or prohibit JPMorganChase from complying with applicable law in other jurisdictions, which could create conflict of law issues and could increase risks associated with non-compliance.
Regulatory initiatives outside the U.S. have required and could in the future require JPMorganChase to significantly modify its operations or legal entity structure in the places in which those initiatives are implemented, such as requirements for:
•establishing locally-based intermediate holding companies or operating subsidiaries
•maintaining minimum amounts of capital or liquidity in locally-based subsidiaries
•implementing processes within locally-based subsidiaries for complying with applicable law
•separating (or “ring fencing”) core banking products and services from markets activities
•the orderly resolution of financial institutions
•executing or settling transactions on exchanges or through central counterparties (“CCPs”), or depositing funds with other financial institutions or clearing and settlement systems, and
•governance, control, conduct of business and compensation standards.
Differences, inconsistencies and conflicts in applicable law related to financial services have required and could in the future require JPMorganChase to:
•divest assets or restructure its operations
•maintain higher levels of capital and liquidity
•incur higher operational, compliance, capital and liquidity costs
•become subject to penalties
•limit the products and services that it offers, or change the prices that it charges for those products and services, or
•forgo business opportunities, including acquisitions or principal investments, that it otherwise would have pursued.
JPMorganChase faces significant legal risks from civil and governmental proceedings, including litigation, investigations and enforcement actions.
JPMorganChase is named as a defendant or is otherwise involved in many civil and governmental legal proceedings, including class actions, derivative actions and other litigation or disputes with third parties, as well as investigations and enforcement actions by U.S. and non-U.S. governmental authorities, including criminal proceedings. Actions currently pending against JPMorganChase could result in judgments, settlements or penalties adverse to JPMorganChase, and any such resolution of legal proceedings could materially and adversely affect JPMorganChase’s business, financial condition or results of operations, or cause serious reputational harm. In addition, the extent of JPMorganChase’s exposure to legal matters is unpredictable and could, in some cases, exceed the amount of reserves that JPMorganChase has established for those matters.
Resolving an investigation by a governmental authority could subject JPMorganChase to significant penalties and other repercussions.
Governmental authorities conduct both routine and targeted examinations of JPMorganChase and its subsidiaries, and JPMorganChase’s businesses and operations are subject to heightened regulatory oversight. This scrutiny, or the results of such an examination, could lead to legal proceedings, including investigations or enforcement actions by governmental authorities. Furthermore, a single event involving a potential violation of applicable law could give rise to numerous and overlapping proceedings, including by multiple governmental authorities in the U.S. as well as non-U.S. authorities. In addition, if another financial institution violates applicable law relating to a particular business activity or practice, this will often give rise to legal proceedings related to the same or similar activity or practice by JPMorganChase.
JPMorganChase has in the past incurred significant penalties and experienced collateral consequences and other repercussions in connection with resolving investigations and enforcement actions by governmental authorities, and it could face similar investigations, actions and resolutions in the future. JPMorganChase typically incurs higher operational and compliance costs when addressing the requirements of such resolutions, including devoting substantial resources to remediation.
In connection with resolving specific investigations or enforcement actions, certain governmental authorities have required JPMorganChase and other financial institutions to admit wrongdoing with respect to the activities that gave rise to the resolution. These types of admissions could lead to negative consequences such as:
•disqualification from doing business with certain clients or customers, or in specific jurisdictions
•greater exposure in litigation, and
•reputational harm.
Furthermore, government officials globally have increasingly brought criminal actions against financial institutions and required those institutions to plead guilty to criminal offenses in connection with resolving investigations or enforcement actions by governmental authorities. These resolutions could have significant

Part I
collateral consequences for the subject financial institution, including:
•loss of clients, customers and business
•restrictions on offering certain products or services, and
•loss of permission to operate certain businesses, either temporarily or permanently.
JPMorganChase expects that the following trends will continue:
•it will be subject to heightened regulatory scrutiny and pervasive investigations and enforcement actions by governmental authorities, as well as criticism or litigation from clients or customers who claim that they have been harmed by actions taken by JPMorganChase in order to comply with applicable law
•governmental authorities will forgo opportunities to resolve investigations with informal supervisory actions, and will pursue formal and punitive enforcement actions with respect to actual or deemed violations of law
•resolutions of investigations and enforcement actions will result in the imposition of significant penalties, and
•governmental authorities will be more likely to bring formal enforcement actions against JPMorganChase if it has previously been subject to other investigations or enforcement actions by governmental authorities.
When resolving an investigation or enforcement action by a governmental authority, the subject financial institution typically must satisfy new or enhanced regulatory requirements or restrictions. If JPMorganChase fails to meet the requirements of any such resolution, or to maintain risk and control processes that meet the heightened expectations of its regulators, it could be required to, among other things:
•enter into further resolutions
•incur additional penalties or judgments, or
•accept material restrictions on, or changes in the management of, its businesses.
In these circumstances, JPMorganChase could also become subject to prosecution or civil litigation with respect to the matters that gave rise to an investigation or enforcement action. In addition, JPMorganChase could incur higher costs when resolving investigations and enforcement actions involving newly-acquired businesses, companies in which JPMorganChase has made principal investments, parties to joint ventures with JPMorganChase, and vendors with which JPMorganChase does business.
As a participant in the financial services industry, it is likely that JPMorganChase will continue to experience a high level of litigation and investigations by governmental authorities related to its businesses and operations. In addition, JPMorganChase could become subject to a significant investigation by governmental authorities and be unable to disclose specific information concerning that investigation to the public if such a disclosure would violate JPMorganChase’s obligations under applicable law to maintain confidentiality, even if the resolution of that investigation could have a material adverse effect on JPMorganChase’s business, operations, results or financial condition.
JPMorganChase’s compliance risk and operating costs could be higher in jurisdictions with less predictable legal, regulatory and judicial frameworks.
JPMorganChase conducts business in certain jurisdictions in which the application of the rule of law is inconsistent, extralegal or less predictable, including with respect to:
•the absence of a statutory, regulatory or interpretative basis for engaging in specific types of business or transactions
•applicable law or judicial orders that are ambiguous, conflicting, or inconsistently applied or interpreted
•actions by or at the direction of governmental authorities or officials
•uncertainty concerning the enforceability of intellectual property rights or contractual or other obligations
•challenges associated with competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive
•the threat of investigations by governmental authorities, civil litigations or criminal prosecutions that are arbitrary or otherwise contrary to established legal principles in other parts of the world, and
•the termination of licenses or other permissions required to operate in the relevant jurisdiction, or the suspension of business relationships with governmental entities, leading to lost revenue.
If the legal, regulatory or judicial framework in a particular jurisdiction is susceptible to producing outcomes that are inconsistent, unexpected or contrary to established legal principles, this could create a more difficult business environment for JPMorganChase and could negatively affect its operations and reduce its earnings with respect to that jurisdiction. In addition, conducting business in a jurisdiction with a less predictable legal, regulatory or judicial framework could require JPMorganChase to devote significant additional resources to understanding, and operating its businesses in compliance with, applicable law and judicial precedents in that jurisdiction, and there can be no assurance that JPMorganChase will always be successful in doing so.

JPMorganChase's business and operations could be negatively affected by governmental policies that discourage or penalize doing business with certain industries or that require specific business practices.
JPMorganChase’s businesses and results of operations could be adversely affected by actions or initiatives by governmental authorities or officials that:
•seek to discourage financial institutions from doing business with companies engaged in certain industries, or conversely, to penalize financial institutions that elect not to do business with such companies, or
•mandate specific business practices for companies operating in the relevant jurisdiction.
Governmental policies may differ or conflict across jurisdictions, which could lead to negative consequences for JPMorganChase regardless of the course of action that it takes or elects not to take, including:
•prohibitions or restrictions on doing business within a particular jurisdiction, or with governmental entities in a jurisdiction
•the threat of enforcement actions, including under antitrust or other anti-competition laws, and
•reputational harm.
Changes in the requirements for the regulatory evaluation of JPMorganChase’s resolution plan could increase its funding or operational costs or require restructuring or curtailment of its businesses.
JPMorganChase must periodically submit a detailed resolution plan to the Federal Reserve and the FDIC for its rapid and orderly resolution in bankruptcy, without extraordinary government support, in the event of material financial distress or failure. The regulatory requirements concerning resolution plans and the evaluation of JPMorganChase’s resolution plan by the banking regulators could change over time.
Any such changes could result in JPMorganChase making changes to its legal entity structure or to certain of its internal or external activities, which could increase its funding or operational costs, or hamper its ability to serve clients and customers.
If the Federal Reserve and the FDIC were both to determine that a resolution plan submitted by JPMorganChase has deficiencies, they could jointly impose more stringent capital, leverage or liquidity requirements, or restrictions on JPMorganChase’s growth, activities or operations. The banking regulators could also require that JPMorganChase restructure, reorganize or divest assets or businesses in ways that could materially and adversely affect JPMorganChase’s operations and strategy.
Holders of JPMorgan Chase & Co.’s debt and equity securities will absorb losses if it were to enter into a resolution.
Federal Reserve rules require JPMorgan Chase & Co. (the “Parent Company”) to maintain minimum levels of unsecured external long-term debt and other loss-absorbing capacity with specific terms (“eligible LTD”) to recapitalize JPMorganChase’s operating subsidiaries if the Parent Company were to enter into a resolution either in a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code, or in a receivership administered by the FDIC under Title II of the Dodd-Frank Act (“Title II”). If the Parent Company were to enter into a resolution, holders of eligible LTD, other unsecured creditors and holders of equity securities of the Parent Company will absorb the losses of the Parent Company and its subsidiaries.
The preferred “single point of entry” strategy under JPMorganChase’s resolution plan contemplates that the Parent Company would enter bankruptcy proceedings and JPMorganChase’s material subsidiaries would be recapitalized, as needed, so that they could continue normal operations or subsequently be divested or wound down in an orderly manner. As a result, the Parent Company’s losses and any losses incurred by its subsidiaries would be imposed first on holders of the Parent Company’s equity securities and thereafter on its unsecured creditors, including holders of eligible LTD. Claims of the Parent Company’s shareholders and unsecured creditors would have a junior position to the claims of creditors of JPMorganChase’s subsidiaries and to the claims of priority (as determined by statute) and secured creditors of the Parent Company.
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
If the Parent Company were to approach, or enter into, a resolution, none of the Parent Company, the Federal Reserve or the FDIC is obligated to follow JPMorganChase’s preferred resolution strategy, and losses to unsecured creditors of the Parent Company, including holders of eligible LTD, and to holders of equity securities of the Parent Company, under whatever strategy is ultimately followed, could be

Part I
greater than they might have been under JPMorganChase’s preferred strategy.
Political
JPMorganChase’s businesses could be negatively affected by economic uncertainty resulting from political and geopolitical developments.
Political developments in the U.S. and other countries could cause uncertainty in the economic environment and market conditions in which JPMorganChase operates. Certain governmental policies or actions could significantly affect U.S. and global economic growth and cause higher volatility in the financial markets, including:
•monetary policies and actions taken by central banks, including any sustained large-scale asset purchases, any suspension or reversal of those actions, and changes in interest rate levels
•fiscal policies, including with respect to taxation and spending
•foreign policies that emphasize national interests
•economic or financial sanctions
•the implementation of tariffs and other trade policies
•requirements to relocate business activities or operations
•deployment of the military
•changes to immigration policies, or
•actions or inactions by a government related to emergencies.
These types of political developments, as well as heightened geopolitical tensions, could:
•erode investor or consumer confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency
•provoke retaliatory countermeasures by other countries or otherwise heighten tensions in trade or diplomatic relations
•increase the risk of targeted cyber attacks
•increase concerns about whether the U.S. government will be funded and will be able to service its outstanding debt
•result in periodic shutdowns of the U.S. government
•influence investor perceptions concerning government support of certain sectors of the economy or the economy as a whole
•influence monetary policy actions of the Federal Reserve to moderate the economic impact of political developments, including decisions on interest rate levels and asset purchases and sales
•adversely affect the financial condition or credit ratings of clients and counterparties with which JPMorganChase does business, or
•cause JPMorganChase to forgo business opportunities that it might otherwise pursue.
These factors could lead to:
•slower growth rates, rising inflation or recession
•disruptions in labor markets
•greater market volatility
•a contraction of available credit and the widening of credit spreads
•U.S. dollar currency fluctuations
•lower investments in a particular country or sector of the economy
•large-scale sales of government debt and other debt and equity securities
•reduced commercial activity among trading partners or disruptions to supply chains, or
•the formation of or changes in political or economic alliances or treaties.
These risks could become highly correlated or combine in unexpected ways under certain circumstances, including geopolitically challenging situations in regions such as Russia, the Middle East and China.
Any of the foregoing potential outcomes could cause JPMorganChase to:
•suffer losses on its market-making positions or in its investment portfolio
•reduce its liquidity and capital levels
•increase the allowance for credit losses or recognize higher net charge-offs
•hamper its ability to deliver products and services to its clients and customers
•weaken its results of operations and financial condition or credit ratings, or
•become subject to prolonged litigation.
Market
Adverse economic and market events and conditions could negatively affect JPMorganChase’s results of operations and investment and market-making positions.
JPMorganChase’s results of operations could be negatively affected by the occurrence or persistence of adverse changes in any of the following:
•the U.S. and global economies
•investor, consumer and business sentiment, or confidence in the financial markets
•inflation, deflation, recession or employment
•the availability and cost of capital, liquidity and credit
•levels and volatility of interest rates, credit spreads or market prices of currencies, securities and commodities, and the duration of any such changes, and
•economic and geopolitical effects of extraordinary events beyond JPMorganChase’s control.
The above factors could be affected by global economic, market and political events and conditions, including the regulatory environment, monetary policies, trade policies, and actions taken by central banks or governmental authorities.
In addition, JPMorganChase’s investment portfolio and market-making businesses could suffer losses due to unanticipated market events and conditions, including:
•severe declines in asset values
•unexpected credit events, credit rating downgrades and large counterparty losses
•disruption of trade routes and supply chains globally
•events or conditions that cause previously uncorrelated market factors to become correlated (and vice versa)
•the inability to effectively hedge risks related to market-making and investment portfolio positions, or
•other market risks that may not have been adequately considered when developing, structuring or pricing a financial instrument.
Any significant losses in JPMorganChase’s investment portfolio or from market-making activities could reduce its profitability and its liquidity and capital levels, and thereby constrain the growth of its businesses.
JPMorganChase’s consumer businesses could be negatively affected by adverse economic conditions and adverse impacts of governmental policies.
JPMorganChase’s consumer businesses are particularly affected by U.S. and global economic conditions, including:
•the distribution of personal and household income
•unemployment or underemployment
•changes in housing prices
•the level of inflation and its effect on prices for goods and services
•consumer and small business confidence levels
•prolonged periods of exceptionally high or low interest rates, or significant changes to interest rates
•changes in the value of collateral such as residential real estate and vehicles, and
•changes in consumer spending or in the level of consumer debt.
High unemployment levels could reduce personal and household income, which could degrade consumer credit performance if consumers struggle to service their debts. Adverse economic conditions could also lead to an increase in delinquencies, an increase in the allowance for credit losses or higher net charge-offs, which could reduce JPMorganChase’s earnings. These consequences could be significantly worse if high levels of consumer debt, such as outstanding student loans, impair the ability of customers to pay their other consumer loan obligations, or in certain geographies where declining industrial or manufacturing activity has resulted in or could result in higher levels of unemployment. In addition, JPMorganChase’s earnings from its consumer businesses could be adversely affected if customer demand for the products and services offered by its consumer businesses is diminished by sustained low growth, low or negative interest rates, inflationary pressures, or recessionary conditions. Furthermore, governmental policies and actions, including those relating to pricing of products, taxation, medical insurance, education, immigration, and housing, or those that impact employment status, could reduce consumer disposable income and decrease JPMorganChase's earnings from its consumer businesses.
Unfavorable market and economic conditions could adversely affect JPMorganChase’s wholesale businesses.
Market and economic factors can affect the volume of transactions and advisory engagements for which JPMorganChase is engaged and the related revenue from those activities. These factors could also influence the willingness of other financial institutions and investors to participate in capital markets transactions that JPMorganChase manages.
Furthermore, any significant and sustained deterioration in market conditions could reduce fee revenue due to lower transaction volumes, including when clients are unwilling or unable to refinance their outstanding debt obligations. Additionally, the profitability of JPMorganChase’s capital markets activities could be impacted if it needs to dispose of portions of credit commitments at a loss or hold larger residual positions in credit commitments that cannot be sold at favorable prices.
The fees that JPMorganChase earns from managing client assets or holding assets under custody for clients could be diminished by declining asset values or other adverse macroeconomic conditions. For example, higher interest rates or a market downturn could affect the valuation of client assets that JPMorganChase manages or holds under custody, resulting in lower revenue from fees that are based on the amount of assets under management or custody. Similarly, adverse macroeconomic or market conditions could prompt outflows from JPMorganChase funds or accounts, or cause clients to invest in products that generate lower revenue. Substantial and unexpected withdrawals from a JPMorganChase fund could also hamper the investment performance of the fund, particularly if the outflows create the need for the fund to dispose of fund assets at disadvantageous times or

Part I
prices, and could lead to further withdrawals based on the weaker investment performance.
An adverse change in market conditions in particular segments of the economy, or sustained changes in consumer behavior that affect specific economic sectors, could have a material adverse effect on clients of JPMorganChase whose operations or financial condition are significantly impacted by the health or stability of those segments or economic sectors, as well as clients that are engaged in related businesses. JPMorganChase could incur credit losses on its loans and other commitments to clients that operate in, or are significantly impacted by, any sector of the economy under stress.
An economic downturn or sustained changes in consumer behavior that result in shifts in consumer and business spending could also have a negative impact on certain of JPMorganChase’s wholesale clients, and thereby diminish JPMorganChase’s earnings from its wholesale operations. For example, clients that rely on rental income from commercial real estate properties could be negatively affected by sustained adverse economic conditions or circumstances (such as hybrid work models) that reduce tenancies. These types of developments could depress property values, impair the ability of clients to service or refinance their loans and lead to an increase in foreclosures. These consequences could result in JPMorganChase experiencing an increase in the allowance for credit losses, higher delinquencies, defaults and charge-offs within its commercial real estate loan portfolio and incurring higher costs for servicing a larger volume of delinquent loans in that portfolio. An increase in foreclosures could also result in higher operational risk associated with JPMorganChase owning and managing real property, and any inadequacy in governance or control over the foreclosed properties could result in regulatory scrutiny and reputational harm.
Changes in interest rates and credit spreads could adversely affect JPMorganChase’s earnings or its liquidity and capital levels.
JPMorganChase may generally be expected to earn higher net interest income when interest rates are high or increasing. However, higher interest rates could also result in:
•fewer originations of commercial and residential real estate loans
•losses on underwriting exposures or increases in client-specific downgrades
•increased financing costs for clients, which could lead to an increase in the allowance for credit losses and higher net charge-offs
•the loss of deposits, including where customers transition to higher-yielding products
•losses on available-for-sale (“AFS”) securities held in the investment securities portfolio
•less liquidity in the financial markets, and
•higher funding costs.
All of these outcomes could adversely affect JPMorganChase’s earnings or its liquidity and capital levels, with more severe impacts in a prolonged period of high interest rates.
Higher interest rates could also negatively affect the payment performance on loans within JPMorganChase’s consumer and wholesale loan portfolios that are linked to variable interest rates. If borrowers of variable rate loans reduce or stop making payments at higher interest rates, JPMorganChase could incur losses as well as increased operational costs related to servicing a higher volume of delinquent loans. On the other hand, a low or negative interest rate environment could cause:
•compressed net interest margins, which could result in lower earnings on JPMorganChase’s investment securities portfolio
•adverse or unanticipated changes in depositor behavior, which could negatively affect JPMorganChase’s broader asset and liability management strategies, and
•a reduction in the value of JPMorganChase’s mortgage servicing rights (“MSRs”) asset, resulting in decreased revenues.
When credit spreads widen, it becomes more expensive for JPMorganChase to borrow.
JPMorganChase’s credit spreads could widen or narrow not only due to events and circumstances that are specific to JPMorganChase but also as a result of general economic and geopolitical events and conditions. Changes in JPMorganChase’s credit spreads could negatively affect its earnings on certain liabilities, such as derivatives, that are recorded at fair value.
JPMorganChase’s results could be materially affected by market fluctuations and significant changes in the valuation of financial instruments.
The value of securities, derivatives and other financial instruments that JPMorganChase owns or in which it makes markets could be materially affected by market fluctuations. Market volatility, illiquid market conditions and other fluctuations in the financial markets could make it extremely difficult to value certain financial instruments. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, could result in significant changes in the value of these instruments. In addition, when JPMorganChase disposes of a financial instrument, the price that it realizes will depend on demand and liquidity in the market at the time of disposition, and that price could be materially lower than the current fair value of the instrument. Any of these factors could cause a decline in the value of financial instruments that JPMorganChase owns or in which it makes markets, which could have an adverse effect on its results of operations. Furthermore, JPMorganChase’s hedging and other risk management strategies may not always be effective, and it could incur significant losses, if extreme market events were to occur.
Credit
JPMorganChase could be negatively affected by adverse changes in the financial condition of clients, counterparties, CCPs and other market participants.
JPMorganChase routinely executes transactions with clients and counterparties such as corporations, financial institutions, asset managers, hedge funds, securities exchanges and government entities globally. Many of these transactions expose JPMorganChase to the credit risk of its clients and counterparties, and JPMorganChase could incur losses and become involved in disputes and litigation in connection with a default by a client or counterparty. JPMorganChase could also face losses or liability if a financial institution providing custodial services for client assets becomes insolvent.
If a CCP through which JPMorganChase executes contracts suffers a financial or operational failure or otherwise defaults, JPMorganChase would be required to replace the relevant contracts, which would increase its operational costs and potentially result in losses. In addition, if a member of a CCP in which JPMorganChase is also a member defaults on its obligations to the CCP, JPMorganChase could incur losses due to requirements that each member of the CCP absorb a portion of those losses. Furthermore, JPMorganChase could be subject to bearing its share of non-default losses incurred by a CCP, including losses from custodial, settlement or investment activities or due to cyber or other security breaches.
As part of its clearing services activities, JPMorganChase is exposed to the risk of nonperformance by its clients, which it seeks to mitigate by requiring clients to provide adequate collateral. JPMorganChase is also exposed to intra-day credit risk of its clients in connection with providing cash management, clearing, custodial and other transaction services. If such a client becomes bankrupt or insolvent, JPMorganChase could:
•incur losses
•become involved in disputes and litigation with CCPs, the client’s bankruptcy estate and other creditors, or
•be subject to investigations by governmental authorities.
In addition, JPMorganChase has in the past, and could in the future, experience instances in which borrowers or other counterparties engage in fraudulent activity related to the accounting, reporting or representation of collateral. Such practices have resulted and could in the future result in losses for JPMorganChase potentially undermining the effectiveness of collateral requirements and negatively affecting JPMorganChase's financial condition and results of operations.
All of the foregoing events could increase JPMorganChase’s operational and litigation costs, and JPMorganChase could suffer losses to the extent that the realized value of any collateral that it has received is insufficient to cover those losses.
Transactions with governmental entities can expose JPMorganChase to enhanced sovereign, credit, operational, legal and reputation risks. Governmental entities may claim that actions taken by government officials were beyond the legal authority of those officials or repudiate transactions authorized by a previous incumbent government. These types of actions have in the past caused, and could in the future cause, JPMorganChase to suffer losses or hamper its ability to conduct business in the relevant jurisdiction. In addition, JPMorganChase could incur losses if applicable law limits its ability to resolve disputes and litigation when a client in that jurisdiction defaults or otherwise fails to make agreed-upon payments.
Disputes could arise with counterparties to derivatives contracts concerning the terms, the settlement procedures or the value of underlying collateral. The resolution of those disputes could cause JPMorganChase to incur losses, including unexpected transaction, operational and legal costs. These consequences could also impair JPMorganChase’s ability to effectively manage its credit risk exposure from its market activities, or cause reputational harm.
The financial or operational failure of a significant market participant, such as a major financial institution or a CCP, or concerns about the creditworthiness or operational sustainability of one or more market participants, could cause substantial and cascading disruption within the financial markets, including in circumstances where coordinated action by multiple other market participants is required to address the problem. JPMorganChase’s businesses could be significantly disrupted by such an event, especially if it has significant interrelationships with, and credit exposure to, the faltering market participant, or if the event causes other market participants to default, incur significant losses or experience liquidity issues.
JPMorganChase could suffer losses if the value of collateral declines.
During periods of market stress or illiquidity, JPMorganChase’s credit risk could increase when:
•JPMorganChase fails to realize the estimated value of the collateral it holds
•collateral is liquidated at prices that are insufficient to recover the full amount owed to it, or

Part I
•counterparties are unable to post collateral for operational or other reasons.
Furthermore, borrowers may under-maintain or misrepresent the condition or existence of collateral, or at liquidation, collateral could be subject to competing claims, limiting JPMorganChase's ability to recover amounts owed, or disputes with counterparties concerning the valuation of collateral could increase during significant market stress, volatility or illiquidity. JPMorganChase could suffer losses in these situations if it is unable to realize the fair value of collateral or to manage declines in the value of collateral.
JPMorganChase could incur significant losses arising from concentrations of credit and market risk.
JPMorganChase could be exposed to greater credit and market risk if groupings of its clients or counterparties, or obligors on securities and other financial instruments:
•engage in similar or related businesses or in related industries
•operate in the same geographic region, or
•have business profiles that could cause their ability to meet their obligations to be similarly affected by changes in economic conditions.
For example, a significant deterioration in the credit quality of a counterparty, borrower or other obligor could lead to concerns about the creditworthiness of other parties in similar, related or dependent industries. This type of interrelationship could exacerbate JPMorganChase’s credit, liquidity and market risk exposure, potentially causing losses. In addition, JPMorganChase could be required to increase the allowance for credit losses or establish other reserves with respect to certain clients, industries or country exposures in order to align with regulatory directives or expectations.
Similarly, challenging economic conditions that affect a particular industry or geographic area could lead to concerns about the credit quality of counterparties, borrowers or other obligors not only in that industry or geography but also in related or dependent industries, wherever located. These conditions could also heighten concerns about the ability of customers of JPMorganChase’s consumer businesses who live in those areas or work in those industries to meet their obligations.
JPMorganChase’s consumer businesses could also be harmed by an excessive expansion of consumer credit by competitors. Heightened competition for certain types of consumer loans could lead to significant price reductions for those loans or providing loans to less-creditworthy borrowers. If large numbers of consumers subsequently default on their loans, this could impair their ability to repay obligations owed to JPMorganChase and result in an increase in the allowance for credit losses and higher charge-offs.
More broadly, widespread defaults on consumer debt could lead to recessionary conditions in the U.S. economy, and JPMorganChase’s consumer businesses could earn lower revenues in such an environment.
Furthermore, the interconnectivity across credit markets increases the risk that the significant expansion of private credit could worsen losses among non-bank lenders and their borrowers, particularly if stress or defaults spread to broader funding and credit markets. Such developments could impair asset valuations, reduce market-wide liquidity, disrupt borrowers’ ability to refinance, and increase default rates, especially if non-bank lenders have weaker underwriting standards, loans are less liquid, or transparency is limited. These outcomes could adversely affect JPMorganChase’s results of operations and lead to losses on market-making positions in its wholesale businesses.
If JPMorganChase is unable to reduce positions effectively during a market dislocation, this could increase both the market and credit risks associated with those positions and the level of risk-weighted-assets (“RWA”) that JPMorganChase holds on its balance sheet. These factors could adversely affect JPMorganChase’s capital position, funding costs and the profitability of its businesses.
Liquidity
JPMorganChase’s ability to operate its businesses could be impaired if its liquidity is constrained.
JPMorganChase’s liquidity could be impacted by factors such as:
•market-wide illiquidity or disruption
•actions by governmental authorities, including changes in regulatory requirements relating to liquidity or capital
•actions taken by the Federal Reserve to reduce its balance sheet, which could reduce deposits held by JPMorganChase and other financial institutions
•inability to sell assets, or to sell at favorable times or prices
•default by a CCP or other significant market participant
•unanticipated outflows of cash or collateral
•unexpected loss of deposits, including due to deposit pricing or migration to other investment products
•higher than anticipated draws on lending-related commitments, and
•lack of market or customer confidence in JPMorganChase or financial institutions in general.
A reduction in JPMorganChase’s liquidity could be caused by events beyond its control. For example, JPMorganChase’s funding costs could increase and its access to traditional sources of liquidity could be limited during periods of market stress, low investor confidence or significant market illiquidity.
JPMorganChase may need to raise funding from alternative sources if its access to stable and lower-cost funding, such as deposits and borrowings from Federal Home Loan Banks, is reduced. Alternative funding could be more expensive or limited. JPMorganChase’s funding costs could also be negatively affected by actions that it may take in order to satisfy regulatory requirements, including those relating to:
•liquidity and funding
•its resolution plan, or
•the pre-positioning of liquidity in certain subsidiaries outside the U.S.
More generally, if JPMorganChase fails to effectively manage its liquidity, this could constrain its ability to fund or invest in its businesses and subsidiaries, and thereby adversely affect its results of operations.
JPMorgan Chase & Co. is a holding company and depends on its subsidiaries for funding to make payments on its outstanding securities.
The Parent Company, JPMorgan Chase & Co., is a holding company that holds the stock of JPMorgan Chase Bank, N.A. and an intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”). In addition to holding the stock of other JPMorganChase subsidiaries, the IHC owns other assets and provides intercompany lending to the Parent Company. The Parent Company must contribute to the IHC substantially all the net proceeds that it receives from securities issuances.
The ability of JPMorgan Chase Bank, N.A. and the IHC to make payments to the Parent Company is limited. JPMorgan Chase Bank, N.A. is subject to regulatory restrictions and requirements relating to the dividends that it can pay to the Parent Company, and the IHC is prohibited from paying dividends or extending credit to the Parent Company if certain capital or liquidity thresholds are breached, or if limits are otherwise imposed by the Parent Company’s management or Board of Directors.
As a result of these arrangements, the Parent Company is generally dependent on receiving dividends from JPMorgan Chase Bank, N.A. and dividends and borrowings from the IHC in order to:
•pay interest on its debt securities
•pay dividends on its equity securities
•redeem or repurchase outstanding securities, and
•fulfill its other payment obligations.
The capital and liquidity thresholds to which JPMorgan Chase Bank, N.A. and the IHC are subject could result in the Parent Company seeking protection under bankruptcy laws or otherwise entering into resolution proceedings sooner than if such limitations did not exist.
JPMorganChase’s liquidity and cost of funding could be adversely affected by downgrades in its credit ratings.
JPMorgan Chase & Co. and certain of its principal subsidiaries are rated by credit rating agencies, which evaluate general, firm-specific and industry-specific factors when determining credit ratings, including:
•expected future profitability
•risk management practices
•legal expenses
•regulatory developments
•ratings differentials between bank holding companies and their bank and non-bank subsidiaries
•assumptions about government support, and
•economic and geopolitical developments.
JPMorganChase has experienced credit ratings downgrades in the past, and there is no assurance that JPMorganChase’s credit ratings will not be downgraded in the future. Furthermore, any such downgrade could occur at a time of broader market instability, limiting JPMorganChase’s options for responding.
A downgrade in JPMorganChase’s credit ratings could curtail its business activities and its profitability, including by:
•reducing its access to capital markets
•materially increasing its cost of issuing and servicing securities
•triggering additional collateral or funding requirements, and
•decreasing the number of investors and counterparties that are willing or permitted to do business with or lend to JPMorganChase.
Any rating downgrade could also increase the credit spreads charged by market participants for taking credit risk on JPMorgan Chase & Co. and its subsidiaries. This could, in turn, adversely affect the value of debt and other obligations of JPMorgan Chase & Co. and its subsidiaries.
Capital
JPMorganChase’s ability to distribute capital to shareholders, and to support its business activities could be limited if it does not satisfy applicable regulatory capital requirements.
JPMorganChase is subject to various regulatory capital requirements, and the amount of capital that it is required to hold under those requirements could increase at any given time due to factors such as:

Part I
•actions by banking regulators, as well as changes in applicable law or how applicable law is implemented by banking regulators
•changes in the composition of JPMorganChase’s balance sheet or developments that could increase RWA, such as increased market risk, customer delinquencies, client credit rating downgrades or other factors, and
•increases in estimated stress losses as determined by the Federal Reserve under CCAR, which could increase JPMorganChase’s SCB.
Although more likely in times of stress, JPMorganChase may use its regulatory capital buffers allowing capital ratios to decline below regulatory requirements, subjecting it to restrictions on capital distributions and discretionary bonus payments to its executive officers.
Any failure by or inability of JPMorganChase to maintain the required level and composition of capital, any decision by JPMorgan Chase to use its regulatory buffers allowing capital ratios to decline below regulatory requirements or unfavorable changes in applicable capital requirements, could have an adverse impact on JPMorganChase’s shareholders by:
•reducing the amount of common stock that JPMorganChase is permitted to repurchase
•requiring the issuance of, or prohibiting the redemption of, capital instruments in a manner inconsistent with JPMorganChase’s capital management strategy
•constraining the amount of dividends that can be paid on common stock, or
•curtailing JPMorganChase’s business activities or operations.
Operational
JPMorganChase’s businesses could be adversely affected by the failure or disruption of operational systems on which they depend.
If the operational systems on which JPMorganChase’s businesses depend, including those of acquired businesses and external parties, are unable to meet JPMorganChase’s operational requirements or bank regulatory standards, or if they fail or have other significant shortcomings, JPMorganChase could be materially and adversely affected. JPMorganChase’s businesses rely on its operational systems to process, record, monitor and report large amounts of information continuously, accurately, securely, and in a timely manner. These operational systems include financial, accounting, transaction execution, reporting and settlement, data processing and other systems, as well as supporting devices. The effective functioning of these operational systems depends on a variety of factors, including JPMorganChase’s ability to:
•properly design, install, maintain, and train its employees on the use of its systems
•populate its systems with accurate, complete, up-to-date and uncorrupted information
•upgrade its systems on a regular and timely basis in line with technological advancements and evolving security requirements
•maintain the security and operational continuity of its systems, including by carefully managing any changes introduced to its systems
•prevent unauthorized access and the misuse of access to its systems, and
•adhere to applicable law relating to its systems, particularly in regions where JPMorganChase may face a heightened risk of malicious activity.
JPMorganChase has experienced and expects that it will continue to experience failures and disruptions in the stability of its operational systems, including:
•degraded performance of data processing systems
•data quality issues
•disruptions of network connectivity
•malfunctioning software
•disruptions in its ability to access and use the operational systems of third parties, and
•interruptions in service from third-party service providers.
These incidents have resulted in various negative effects for customers, including:
•the inability to access account information or transact through ATM, internet or mobile channels
•the exfiltration of customer personal data
•the recording of duplicative transactions, and
•extended delays for call center services.
There can be no assurance that these and other types of operational failures or disruptions will not occur in the future.
JPMorganChase’s ability to effectively manage the stability of its operational systems and infrastructure could be hindered by many factors, any of which could have a negative impact on JPMorganChase and its clients, customers and counterparties, including:
•challenges in maintaining and upgrading systems and infrastructure as the speed, frequency, volume, interconnectivity and complexity of transactions and other information flows continue to increase
•attempts by third parties to defraud JPMorganChase and its clients and customers, which continue to increase, evolve and become more complex, as well as increased volumes of these attempts during periods of market disruption or economic uncertainty

•errors made by JPMorganChase or another market participant, whether inadvertent or malicious, which could cause widespread system disruption
•weaknesses or shortcomings in operational systems that may not be detected in a timely manner
•isolated or seemingly insignificant errors in operational systems that could compound, or migrate to other systems, becoming larger issues
•failures in synchronization or encryption software, or degraded performance of microprocessors, which could cause disruptions in operational systems or in the ability of systems to communicate with each other, and
•third parties that may try to block the use of key technology solutions by claiming that the use infringes on their intellectual property rights.
JPMorganChase also depends on its ability to access and use the operational systems of third parties, including:
•custodians
•vendors, including providers of security, technology and data and cloud computing services, and
•other market participants, such as clearing and payment systems, CCPs and securities exchanges.
The inaccessibility, failure or other disruption of an internal or external operational system upon which JPMorganChase’s businesses depend could adversely affect JPMorganChase and its clients and customers, and result in unfavorable ripple effects in the financial markets, including:
•delays or other disruptions in providing services, including the provision of liquidity or information to clients and customers
•impairment of JPMorganChase’s ability to execute transactions, including delays or failures in the confirmation or settlement of transactions or in obtaining access to funds or other assets required for settlement
•the erroneous execution of funds transfers, capital markets trades or other transactions
•financial losses, including due to loss-sharing requirements of CCPs, payment systems or other market infrastructures, or as possible restitution to clients and customers
•higher operational costs associated with replacing services provided by a system that has experienced a failure or other disruption
•limitations on JPMorganChase’s ability to collect data needed for its business and operations
•loss of confidence in the ability of JPMorganChase, or financial institutions generally, to protect against and withstand operational disruptions
•significant exposure to litigation and penalties, and
•reputational harm.
JPMorganChase’s interconnectedness with clients, customers and other external parties could be a source of significant operational risk.
JPMorganChase could be exposed to operational risk if it is unable to access and use external operational systems, including during failures or cyber attacks related to those systems or other third-party systems. Similarly, retailers, payment systems and processors, data aggregators, and other external parties with which JPMorganChase’s customers do business could increase JPMorganChase’s operational risk. This is particularly the case where activities of customers or other parties are beyond JPMorganChase’s security and control systems, including through the use of the internet, cloud computing services, and mobile devices or services.
JPMorganChase’s interconnectivity with clients, customers and other external parties continues to expand, which increases the risk of failure or cyber attacks with respect to the systems of those parties. Any systems failure, security breach, or human error or misconduct that affects clients, customers or external parties could require JPMorganChase to take steps to protect the integrity of its own operational systems or to safeguard confidential information, including restricting the access of its customers to their accounts. These actions could increase JPMorganChase’s operational costs and potentially diminish customer satisfaction and confidence in JPMorganChase.
Furthermore, the widespread interconnectivity among financial institutions, clearing banks, CCPs, payments processors, financial technology companies, securities exchanges, clearing houses, financial messaging networks and other financial market infrastructures increases the risk that the disruption of an operational system involving one entity could cause industry-wide operational disruptions that could materially affect JPMorganChase’s ability to conduct business. In addition, the risks associated with the disruption of an operational system of a third-party could be exacerbated if the services provided by that system are widely used by market participants.
A successful cyber attack could cause significant harm to JPMorganChase and its clients and customers.
JPMorganChase experiences numerous cyber attacks on its computer systems, software, networks and other technology assets. Cyber attacks could take many forms, and may be designed to:
•introduce computer viruses or malicious code (i.e., “malware”) into JPMorganChase’s systems.
•obtain unauthorized access to JPMorganChase’s systems or to confidential information belonging to

Part I
JPMorganChase or its clients, customers, counterparties or employees
•manipulate or destroy data
•disrupt, sabotage or degrade service on JPMorganChase’s systems and websites, including those that provide online banking and other services
•steal money, or
•extort money through the use of so-called “ransomware.”
Threat actors that perpetrate cyber attacks include individuals or groups that are:
•sponsored by, or acting on behalf of, hostile countries or terrorist organizations
•cyber-criminals, or
•engaged in using technology to promote a political or social agenda (i.e., “hacktivists”).
JPMorganChase has experienced security breaches due to cyber attacks in the past, and future breaches are inevitable. Any such breach could result in serious and harmful consequences for JPMorganChase or its clients and customers.
JPMorganChase cannot guarantee that it will always detect cybersecurity threats to its systems or implement effective preventive measures against those threats. The reasons for this include:
•the techniques used in cyber attacks evolve frequently and increase in sophistication, and therefore a cyber attack may not be recognized until launched or may go undetected for extended periods
•it is possible that a third-party, after establishing a foothold on an internal network without being detected, may gain access to other networks and systems
•cyber attacks can originate from a wide variety of sources, including certain threat actors that are well-resourced and can sustain malicious activities for extended periods, and
•JPMorganChase does not have control over the cybersecurity of the systems of the numerous clients, customers, counterparties and third-party service providers with which it does business.
The cybersecurity risks that JPMorganChase faces could be intensified by factors such as:
•increased volume and complexity of cyber attacks during periods of heightened geopolitical tensions
•technological advances such as artificial intelligence (“AI”) and quantum computing that may enable malicious actors to develop more advanced social engineering attacks, including targeted phishing attacks, and
•technological advances which may counteract or nullify existing information security protections, including cryptographic protections, potentially exposing data.
In addition, JPMorganChase could be required to make significant investments in technology in order to transition effectively to more robust security protections, including quantum-resistant encryption. Any such transition may not be completed before relevant threats become operational, and JPMorganChase’s interconnectedness with third parties who may be slower to adopt such protections could further increase its vulnerability to data compromise.
Furthermore, a third-party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by JPMorganChase’s employees.
JPMorganChase could become increasingly vulnerable to cyber attacks if it does not, in a timely manner, identify and address emerging threats, known vulnerabilities or shortcomings in its cybersecurity controls, or if it fails to prioritize or complete enhancements to address them particularly in jurisdictions that could pose a heightened risk to its operations, including enhancements relating to:
•preventing unauthorized access and protecting against the misuse of access, including the maintenance and enhancement of controls related to secure software development practices and identity and access management, including controls relating to the management of administrative access to systems
•detecting, escalating and effectively addressing in a timely manner any vulnerabilities that may be present either in internally-developed software or externally-provided software or services, including vulnerabilities that could allow the attackers to exploit unknown security flaws in software and hardware (i.e., “zero-day vulnerabilities”)
•appropriate oversight of third-party vendors in support of the secure development and maintenance of internal software and systems
•controls related to technology asset management and inventory systems to prevent undetected vulnerabilities that could undermine JPMorganChase’s ability to operate an effective control process
•upgrading systems and controls to protect JPMorganChase and its clients and customers from the impact of distributed denial-of-service attacks, or to recover from outages that could be caused by a malware or ransomware attack
•the continuing migration of technology systems of customer and client-facing services, including digital banking and other internet-based products, to the cloud, and modernization of those services

•strengthening network security and managing outbound connections to reduce the risk of data loss
•identifying, assessing and mitigating insider threat activities that could lead to the misuse of JPMorganChase’s systems or client and customer information, and
•integrating acquired businesses, including where system integration may be complex or may require extensive and lengthy remediation or enhancement of controls.
Any of the above cybersecurity risks to which JPMorganChase may be exposed could also affect JPMorganChase’s vendors or other third parties with which it does business or is interconnected, including governmental entities and other market participants. A successful circumvention of JPMorganChase’s systems of any of those third parties could cause serious negative consequences, including:
•significant disruption of or loss of access to JPMorganChase’s operational systems and those of its clients, customers and counterparties
•misappropriation of confidential information of JPMorganChase or that of its clients, customers, counterparties, employees, regulators or other parties
•disruption of or damage to JPMorganChase’s systems and those of its clients, customers and counterparties
•the inability, or extended delays in the ability, to fully recover and restore affected data, or the inability to prevent systems from processing fraudulent transactions
•demands that JPMorganChase pay a ransom to a malicious actor that has perpetrated a cybersecurity breach
•unintended violations by JPMorganChase of applicable privacy and other laws
•financial loss to JPMorganChase outside of cyber insurance policy coverage, or losses to its clients, customers, counterparties or employees
•loss of confidence in JPMorganChase’s cybersecurity and business resiliency measures
•significant exposure to litigation, investigations by governmental authorities and penalties, and
•reputational harm.
The extent of a particular cyber attack, the methods used by threat actors, and the steps that JPMorganChase may need to take to investigate the attack may not be immediately clear, and it could take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, JPMorganChase may not know the full extent of the harm caused by the cyber attack, and that damage could continue to spread. These factors could inhibit JPMorganChase’s ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.
JPMorganChase’s businesses could be adversely affected if it fails to identify and address operational risks associated with the introduction of or changes to products, services, delivery platforms or technologies.
JPMorganChase may not always identify or recognize the full extent of operational risks that could arise from:
•the introduction of a new product or service, including platforms for the delivery or distribution of products or services
•the acquisition or integration of, or investment in, a new business, product or portfolio, including the development of any related technological capabilities
•the adoption of a new technology, or
•changes to existing products, services, delivery platforms, businesses and technologies.
Any significant failure by JPMorganChase to identify the operational risks associated with these types of changes, or to implement adequate controls to mitigate those risks, has resulted and could in the future result in:
•hindering JPMorganChase’s ability to operate its businesses
•potential liability to clients, counterparties and customers
•impairment of JPMorganChase’s liquidity
•weaker competitive standing
•higher compliance, operational or integration costs
•regulatory intervention
•losses from fraudulent transactions
•higher litigation costs and penalties, or
•reputational harm.
Any of the foregoing consequences could materially and adversely affect JPMorganChase’s businesses and results of operations.
JPMorganChase’s business and operations rely on appropriate staffing and on the competence, trustworthiness, health and safety of employees.
JPMorganChase’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients and customers,

Part I
and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, trustworthiness, health and safety of its employees. JPMorganChase’s businesses and operations similarly rely on the workforces of third parties, including employees of vendors, custodians and financial markets infrastructures, and of businesses that it may seek to acquire.
JPMorganChase’s businesses could be materially and adversely affected by:
•staffing shortages, particularly in tight labor markets
•any failure by employees to adhere to controls designed to mitigate operational risks
•the possibility that significant portions of JPMorganChase’s workforce are unable to work effectively, including due to health emergencies or other extraordinary events beyond JPMorganChase’s control
•theft, fraud or other unlawful conduct by employees, or
•other negative outcomes caused by human error or misconduct
JPMorganChase’s operations could also be impaired if the measures that it takes to protect the health and safety of employees, or actions taken by governmental authorities or other external parties on which it relies are ineffective.
JPMorganChase faces substantial legal and operational risks related to the processing and safeguarding of personal information.
JPMorganChase’s businesses and operations are subject to applicable law globally related to the collection, use, sharing, storage and protection of personal information of individuals. Complying with these applicable laws could:
•hinder development, curtail offerings or affect pricing and delivery methods of products and services
•restrict JPMorganChase from transferring information across national borders or sharing information among affiliates or with third parties such as vendors, thereby increasing compliance costs and operational risk
•present situations where the applicable law of one country conflicts with that of another, and
•require JPMorganChase to structure its businesses, operations and systems in less efficient or more costly ways, including with respect to the local storage and processing of data.
JPMorganChase could face legal proceedings, including governmental investigations or enforcement actions, if personal information is mishandled, including if unauthorized parties receive, intercept, or compromise it, if JPMorganChase fails or is perceived to have failed to comply with applicable law, or if JPMorganChase or its third-party vendors fail to protect personal information appropriately. These actions could require JPMorganChase to modify or cease operations or could result in other penalties. Furthermore, concerns regarding the effectiveness of JPMorganChase’s measures to safeguard personal information, or the perception that those measures are inadequate, could cause JPMorganChase to lose clients, customers or employees, and thereby reduce JPMorganChase’s revenues. Any of these factors could cause reputational harm and otherwise adversely affect JPMorganChase’s businesses.
The growing sophistication of technology poses a heightened risk of identity fraud, as malicious actors may exploit technology to create convincing false identities or manipulate verification processes. Failure to manage these risks or to implement effective countermeasures could lead to unauthorized transactions, financial losses, increased regulatory scrutiny and reputational harm. In addition, greater government scrutiny of practices related to the handling of personal information has in some cases resulted in, and could in the future lead to, the adoption of applicable law in the U.S. and elsewhere that is stricter and could result in JPMorganChase incurring higher compliance costs or constraining its ability to offer certain products and services to customers.
JPMorganChase’s operations, results and reputation could be harmed by occurrences of extraordinary events beyond its control.
JPMorganChase’s business and operations could be seriously disrupted, and its reputation could be harmed, by events or contributing factors that are wholly or partially beyond its control, including material instances of:
•cyber attacks
•security breaches of its physical premises, including threats to health and safety
•utility or telecommunications failures, internet outages or shutdowns of mass transit
•failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data
•interruption of service from third-party service providers, including financial market infrastructures
•damage to or loss of property or assets of JPMorganChase or third parties, and any consequent injuries, including in connection with any construction projects undertaken by JPMorganChase
•failure or perceived failure by clients, customers or counterparties of JPMorganChase, or by other parties, including newly-acquired businesses, companies in which JPMorganChase has made principal investments, parties to joint ventures with JPMorganChase and vendors with which

JPMorganChase does business, to comply with applicable law
•natural disasters, severe weather conditions or the effects of climate change
•accidents such as explosions or structural failures
•health emergencies, or
•events arising from any outbreak or escalation of civil unrest, hostilities, terrorist acts or other violence or criminal activity.
There can be no assurance that JPMorganChase’s Firmwide resiliency framework will mitigate all potential resiliency risks to JPMorganChase, its clients and customers, and the third parties, including service providers with which it does business, or that the resiliency framework will be able to anticipate or defend against every form of disruption or adequately address the effects of simultaneous or prolonged disruptions. In addition, JPMorganChase’s ability to respond effectively to a disruption event could be hampered to the extent that the members of its workforce, physical assets, systems and other support infrastructure, or those of its third-party service providers, that are needed to address the event are geographically dispersed, or conversely, if such an event were to occur in an area in which they are concentrated. Further, should extraordinary events or the factors that cause or contribute to those events become more chronic, the disruptive effects of those events on JPMorganChase’s business and operations, and on its clients, customers, counterparties and employees, could become more significant and persistent.
Any significant failure or disruption of JPMorganChase’s business and operations, or the occurrence of extraordinary events that are beyond its control, could:
•hinder JPMorganChase’s ability to provide services to its clients and customers or to transact with its counterparties
•require it to expend significant resources to correct the failure or disruption or to address the event
•cause it to incur losses or liabilities, including from loss of revenue, property damage, or injuries
•disrupt market infrastructure systems on which JPMorganChase’s businesses rely
•expose it to litigation or penalties, and
•cause reputational harm.
The occurrence of extraordinary events could also negatively impact the financial condition or creditworthiness of JPMorganChase’s clients and customers, and could lead to an increase in the allowance for credit losses and higher net charge-offs, which could reduce JPMorganChase’s earnings.
Any failure to maintain adequate data management processes could adversely affect JPMorganChase’s ability to effectively manage its businesses, comply with applicable law or make informed business decisions.
JPMorganChase relies on accurate, timely and complete data to effectively operate its systems and processes, including:
•assessing risk exposures and limits
•monitoring and detecting fraudulent transactions and cyber threats
•developing or maintaining models and other analytical and judgment-based estimations
•implementing and maintaining compliance programs, and
•preparing financial statements, disclosures and regulatory reports, as well as internal reporting
Any deficiencies in JPMorganChase’s data management processes, including with respect to the accuracy or completeness of data, the timeliness of data collection, the analysis or validation of data, or the safeguarding of data could undermine the reliability and effectiveness of JPMorganChase’s operations, such as:
•risk management practices, including inaccurate or untimely risk reporting
•completion of regulatory reporting or internal or external financial reporting
•compliance practices, such as those relating to transaction monitoring, customer screening, recordkeeping or reporting
•business activities, including managing JPMorganChase’s market-making positions and liquidity and capital levels
•providing services to clients and customers, including transaction processing, lending services, account management and customer support, and
•fraud detection and prevention processes.
Any of these deficiencies could impair JPMorganChase’s ability to make sound business decisions, cause it to incur higher operational and compliance costs, result in operational breakdowns or failure to meet regulatory requirements, negatively affect clients and customers, or cause reputational harm.
In addition, if a third-party, whether authorized or unauthorized, obtains and misappropriates data from JPMorganChase’s systems, JPMorganChase and its clients and customers could experience negative outcomes, including a heightened risk of fraudulent transactions using JPMorganChase’s systems, losses from fraudulent transactions and reputational harm from perceived system insecurity.

Part I
Enhanced regulatory and other standards for the oversight of JPMorganChase’s vendors and other service providers could result in higher costs and other potential exposures.
JPMorganChase must comply with enhanced regulatory and other standards when doing business with vendors and other service providers, including those relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. JPMorganChase’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially and adversely affect JPMorganChase. Specifically, any such failure could result in:
•potential harm to clients and customers, and any liability associated with that harm
•lower revenues, and the opportunity cost from lost revenues
•increased operational costs
•the imposition of penalties, or
•reputational harm.
JPMorganChase could incur losses arising from any significant inadequacy or lapse in its risk management framework and control environment.
JPMorganChase’s financial condition or results of operations could be materially and adversely affected by any significant inadequacy or lapse in its risk management framework, governance structure, practices, models, reporting systems or controls. Any such inadequacy or lapse could:
•lead to inaccurate or delayed identification of risks
•hinder the timely escalation of material risk issues to JPMorganChase’s senior management and Board of Directors
•lead to business decisions that have negative outcomes
•harm customers or clients, and cause JPMorganChase to incur associated liabilities
•require significant resources and time to remediate
•lead to non-compliance with applicable law, or attract heightened regulatory scrutiny
•expose JPMorganChase to litigation, investigations by governmental authorities or penalties, or
•cause reputational harm.
JPMorganChase could recognize unexpected losses, its capital levels could be reduced and it could face greater regulatory scrutiny if its models, estimations or judgments, including those used in its financial statements, are inadequate or incorrect.
JPMorganChase uses various models and other analytical and judgment-based estimations to measure, monitor and implement controls related to its market, credit, capital, liquidity, operational and other risks, as well as to prepare its financial statements under U.S. generally accepted accounting principles (“U.S. GAAP”). These models and estimations are based on historical trends and other assumptions that are periodically reviewed and modified. The models and estimations that JPMorganChase uses may not be effective in all cases to identify, observe and mitigate risk because of factors such as:
•their reliance on historical trends that may not persist, including assumptions underlying the models and estimations such as correlations among certain market indicators or asset prices
•inherent limitations associated with forecasting uncertain economic and financial outcomes
•historical trend information may be incomplete, or may not be indicative of severely negative market conditions such as extreme volatility, dislocation or lack of liquidity
•sudden illiquidity in markets or declines in prices of certain loans and securities could make it more difficult to value certain financial instruments
•technology that is introduced to run models or estimations may not perform as expected, or may not be well understood by the personnel using the technology
•models and estimations may contain erroneous data, valuations, formulas or algorithms
•review processes may fail to detect flaws in models and estimations, and
•models may inadvertently incorporate biases present in data used in the models.
JPMorganChase could incur unexpected losses if models and estimations used in connection with its risk management activities or the preparation of its financial statements are inadequate or incorrect. For example, where quoted market prices are not available for certain financial instruments that require a determination of their fair value, JPMorganChase may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management estimates and judgment. In addition, the reliability of JPMorganChase’s models and estimations could become more uncertain if assets differ from those used to develop those models and estimations, which could also result in unexpected losses.
Similarly, JPMorganChase establishes an allowance for expected losses related to its credit exposures which requires significant judgments, including forecasts of how macroeconomic conditions might impair the ability of JPMorganChase’s clients and customers to repay their loans or other obligations. These types of estimates and judgments may be inaccurate due to a variety of factors, including if the current and forecasted environments are significantly different from the historical environments upon which the models were developed. Any heightened uncertainty associated with these estimates may necessitate a greater degree of judgment and analytics to inform any adjustments that JPMorganChase may make to model outputs.
Some models and estimations used by JPMorganChase for managing risks require regulatory review and approval before JPMorganChase may use the models and estimations for calculating market risk RWA, credit risk RWA and operational risk RWA under Basel III. If JPMorganChase’s models and estimations are not approved by its regulators, it could be subject to higher capital charges, which could adversely affect its financial results or limit its ability to expand its businesses.
A significant inadequacy in disclosure or financial reporting controls could negatively affect JPMorganChase’s business, operations and reputation.
JPMorganChase is subject to complex global financial reporting obligations that require continuous enhancements to disclosures in its financial statements and regulatory reports. JPMorganChase’s disclosure and financial reporting controls may not always be effective, and a material weakness or significant deficiency in internal control over financial reporting could occur. Any such significant lapse, weakness or deficiency could result in inaccurate financial reporting which, in turn, could:
•materially and adversely affect JPMorganChase’s business and results of operations or financial condition
•restrict its ability to access the capital markets
•require it to expend significant resources to correct the lapse, weakness or deficiency
•expose it to litigation and penalties, and
•cause reputational harm.
Strategic
JPMorganChase’s results or competitive standing could suffer if its management fails to develop and execute effective business strategies and to anticipate changes affecting those strategies.
The ability of JPMorganChase’s management to develop and execute effective business strategies, and the ability to anticipate and respond to shifts in the competitive environment, are critical to JPMorganChase’s competitive standing and to achieving its strategic objectives. These strategies relate to:
•the products and services that JPMorganChase offers
•the geographies in which it operates
•the types of clients and customers that it serves
•the businesses that it acquires or in which it invests
•the counterparties with which it does business
•the technologies that it adopts or in which it invests, and
•the methods, distribution channels and third-party service providers by or through which it offers products and services.
The values and growth prospects of JPMorganChase’s businesses could suffer and its earnings could decline if management makes strategic choices that prove to be incorrect, are based on incomplete, inaccurate or fraudulent information, do not accurately assess the competitive landscape and industry trends, or fail to address changing regulatory and market environments or the expectations of clients, customers, investors, employees and other stakeholders.
JPMorganChase’s growth prospects also depend on management’s ability to develop and execute effective business plans to address these strategic priorities, both over near term and longer time horizons. Management’s effectiveness in this regard will affect JPMorganChase’s ability to develop its resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by any failure by management to:
•devise effective business plans and strategies
•offer products and services that meet expectations of clients and customers
•allocate capital in a manner that promotes long-term stability to enable JPMorganChase to build and invest in market-leading businesses
•appropriately assess and monitor principal investments
•conduct appropriate due diligence on prospective business acquisitions or investments, or effectively integrate newly-acquired businesses
•appropriately address concerns of clients, customers, investors, employees, regulators and other stakeholders
•maintain an effective risk management framework
•react quickly to changes in market conditions or structures
•appropriately balance workforce planning and training as new technologies, such as AI, are adopted and integrated, or
•develop the operational, technology, risk, financial and managerial capabilities necessary to grow and manage JPMorganChase’s businesses.
Furthermore, any expenses that JPMorganChase may incur in connection with disposing of assets, including excess properties, or exiting businesses or products could be material to its results of operations.

Part I
Competition in the financial services industry could lead to negative effects on JPMorganChase’s results of operations.
JPMorganChase operates in a highly competitive environment in which it must constantly adapt to changes in financial regulation, technological advances and economic conditions. JPMorganChase expects that competition in the financial services industry will remain intense, with new competitors in the financial services industry continuing to emerge. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions, including:
•lending and other extensions of credit to consumers
•payments processing
•cryptocurrency, including stablecoins
•tokenized securities, and
•online automated algorithmic-based investment advice.
Furthermore, both financial institutions and their non-banking competitors face the risk of disruption to payments processing and other products and services from the use of new technologies that may not require intermediation, such as tokenized securities or other products that leverage distributed ledger technology. New technologies have required and could require JPMorganChase to increase expenditures to modify its products to attract and retain clients and customers or to match products and services offered by its competitors, including technology companies. If JPMorganChase does not keep pace with rapidly changing technological advances, including the adoption of generative AI, it risks losing clients and market share to competitors, which could negatively impact revenues, operating costs and its competitive position. Competition could be intensified as the feasibility, capability and scalability of new technologies improves. In addition, new technologies (including generative AI) could be used by customers or bad actors in unexpected or disruptive ways, or could be breached or infiltrated by third parties, which could increase JPMorganChase’s compliance expenses and reduce its income related to the offering of products and services through those technologies.
Actions by competitors could put pressure on the pricing for JPMorganChase’s products and services or could cause it to lose market share, particularly with respect to investment products and traditional banking products. In addition, advocacy by non-banking competitors for exemptions from regulatory requirements could significantly disadvantage traditional financial institutions.
The failure of any of JPMorganChase’s businesses to meet the expectations of clients and customers, whether due to general market conditions, under-performance, a decision not to offer a particular product or service, changes in client and customer expectations or other factors, could affect JPMorganChase’s ability to attract or retain clients and customers. Any of these impacts could, in turn, reduce JPMorganChase’s revenues. Increased competition also could require JPMorganChase to make additional capital investments in its businesses, or to extend more of its capital on behalf of its clients to remain competitive. Furthermore, regulatory uncertainty regarding new technologies, including inconsistent regulatory approaches within and across jurisdictions, could require JPMorganChase to modify or restrict its product and service offerings, incur higher operational or compliance costs or forgo business opportunities.
JPMorganChase’s operations, results, and competitive standing could be adversely affected by the development of advanced technologies such as AI.
The rapid development and deployment of advanced technologies, including generative and agentic AI systems, present a range of risks to JPMorganChase’s businesses and operations, including:
•AI system failures, inappropriate use of AI systems, lack of transparency in AI systems, or inaccurate or biased output from AI systems resulting from rapid deployment, insufficient testing, erroneous data, ineffective model design or insufficient controls, which could disrupt operations, cause erroneous transactions, compromise data privacy, infringe on intellectual property, harm clients and customers, or impair JPMorganChase’s ability to make sound business decisions
•increased exposure to cyber attacks, system manipulation, or data loss if AI systems, particularly agentic systems, are not designed and implemented with appropriate safeguards to prevent systems from accessing sensitive data sources or system resources and taking actions
•intensified AI-enabled cyber threats, which may allow malicious actors to exploit vulnerabilities, reverse-engineer security patches, and conduct sophisticated social engineering attacks, potentially resulting in unauthorized access to sensitive information and data breaches, especially if JPMorganChase fails to adequately maintain, secure and upgrade its technological infrastructure in response to rapidly evolving technological advances
•regulatory and compliance challenges arising from rapidly evolving applicable law, including differences, inconsistencies and conflicts in international standards, which could increase costs, lead to fines and sanctions, and restrict JPMorganChase’s use of AI technologies

•competitive disadvantage if competitors are able to deploy AI more quickly or effectively, potentially gaining advantages in cost efficiency, client and customer experience, or product innovation, which could result in a loss of market share to competitors, or
•replacement or disintermediation of direct customer relationships if AI agents autonomously manage or intermediate financial decisions and product selection or other services for customers.
It is also possible that JPMorganChase could miscalibrate its workforce planning and employee training efforts either because of over-reliance on AI or the failure to appropriately adopt AI. Over-reliance on AI could cause JPMorganChase to experience shortages in qualified staff due to reduced hiring or retention of employees, or could hinder the development or enhancement of important skills among its employees, including critical thinking, problem-solving, judgment, creativity and adaptability. On the other hand, any efficiencies or competitive advantages that AI may offer could be squandered if JPMorganChase fails to adopt AI in a timely and judicious manner and to make related adjustments to its workforce.
Any of these factors could materially and adversely affect JPMorganChase’s business and operations, results of operations, competitive position or reputation.
The effects of climate change could adversely affect JPMorganChase’s business and operations, both directly and as a result of impacts on its clients and customers.
Both physical risks and transition risks associated with climate change could negatively impact JPMorganChase and its clients and customers. Physical risks include the increased frequency or severity of acute weather events and shifting climate patterns, which may lead to lower asset values, increased insurance costs, and business and supply chain disruptions. Transition risks, including evolving regulatory requirements, carbon taxes and the adoption of new technologies to support lower-carbon operations, may increase compliance and operational costs, contribute to commodity price volatility and impact the profitability of clients and customers that are adapting to a low-carbon economy. Any of these impacts could have a negative effect on the financial condition of JPMorganChase, the financial condition or creditworthiness of JPMorganChase’s clients and customers, JPMorganChase’s exposure to affected companies and markets, or the effectiveness of JPMorganChase’s existing business strategy.
Conduct
Conduct failure by JPMorganChase employees could trigger litigation and regulatory actions and harm JPMorganChase’s reputation.
JPMorganChase expects its employees to conduct themselves ethically and in compliance with JPMorganChase’s Code of Conduct, as well as with internal policies and applicable laws and regulations. Notwithstanding these expectations, employees of JPMorganChase have in the past engaged and could in the future engage in improper or illegal conduct. These instances of misconduct have resulted and could in the future result in litigation and resolutions of investigations or enforcement actions by governmental authorities involving consent orders, deferred prosecution agreements, non-prosecution agreements and other civil or criminal sanctions and penalties. In addition, employee misconduct could lead to higher operational and compliance costs, harm JPMorganChase’s reputation and result in collateral consequences for its business and operations. The foregoing risks could be heightened with respect to newly-acquired businesses if JPMorganChase fails to successfully integrate employees of those businesses or any of those employees engage in misconduct.
Reputation
Damage to JPMorganChase’s reputation could negatively affect its business, results and prospects.
Maintaining the trust, affinity and goodwill of clients, customers, employees and investors is critical to JPMorganChase’s ability to operate its business successfully. JPMorganChase’s reputation could be harmed by its decisions to engage or not engage with a client or in a business activity that lead to negative commercial impacts, and could also be compromised by:
•inaccurate or misleading information about JPMorganChase or its clients, including results generated by AI, that is rapidly and broadly disseminated through any form of media, including social networking sites, and
•concerns that JPMorganChase has treated certain clients or customers unfairly
Events or circumstances that damage JPMorganChase’s reputation could also negatively affect its business, results of operations and prospects, and could result in:
•greater scrutiny from governmental authorities or criticism from politicians, including in the form of investigations by governmental authorities or litigation
•unfavorable media coverage or commentary, including through social media campaigns

Part I
•certain clients and customers ceasing to do business with JPMorganChase, and encouraging others to do so
•impairment of JPMorganChase’s ability to attract new clients and customers, to expand its relationships with existing clients and customers, or to hire or retain employees, or
•certain investors opting to divest from investments in securities of JPMorganChase.
Failure to effectively manage potential conflicts of interest or to satisfy fiduciary obligations could result in litigation and enforcement actions and cause reputational harm.
Managing potential conflicts of interest is highly complex for JPMorganChase due to its broad range of business activities which encompass a variety of transactions, obligations and interests with and among clients and customers. JPMorganChase could face litigation, enforcement actions and heightened regulatory scrutiny, and its reputation could be damaged, by the failure or perceived failure to:
•adequately address or appropriately disclose actual or potential conflicts of interest, including those that may arise in connection with providing multiple products and services in, or having investments related to, the same transaction
•identify and address any conflict of interest that a third-party with which it is does business may have with respect to a transaction involving JPMorganChase
•deliver appropriate standards of service and quality, and to treat clients and customers fairly and with the appropriate standard of care
•provide fiduciary products or services in accordance with applicable law, or
•handle or use confidential information of customers or clients appropriately and in compliance with applicable law.
A failure or perceived failure to appropriately address conflicts of interest or fiduciary obligations could result in customer dissatisfaction, litigation and penalties, as well as heightened regulatory scrutiny and enforcement actions, all of which could lead to lost revenue, higher operating costs and reputational harm.
Country
An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the global economy and on JPMorganChase’s businesses within the affected region or globally.
Conflicts and hostilities between countries or other antagonists could expand in unpredictable ways, including:
•intensified cyber attacks
•drawing in other adversaries
•armed conflict, or
•escalation into full-scale war, which could have catastrophic consequences.
Depending on the scope of the conflict, the hostilities could result in:
•worldwide economic disruption
•heightened volatility in financial markets
•severe declines in asset values, accompanied by widespread sell-offs of investments
•sudden increases in prices in the energy and commodity markets or for certain safe haven currencies
•substantial depreciation of local currencies, potentially leading to defaults by borrowers and counterparties in the affected region
•sustained disruption to or destruction of infrastructure, including energy and power facilities and undersea cables
•disruption of global trade, including retaliatory countermeasures
•changes in economic alliances or treaties, including the potential fragmentation of trade and economic activity that may result from the formation or hardening of national or regional alliances
•diminished consumer, business and investor confidence
•refugee and humanitarian crises, and
•economic sanctions or other regulatory requirements.
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
JPMorganChase’s business and operations in certain countries could be adversely affected by local economic, political, regulatory and social factors.
Some of the countries where JPMorganChase conducts business have economies or markets that are less developed and more volatile or have political, legal and regulatory regimes that are unpredictable or less established. In addition, in some places where JPMorganChase conducts business, the local economy and business activities are subject to substantial government influence or control. Some of these countries have in the past experienced economic disruptions, including:
•extreme currency fluctuations
•high inflation
•low or negative growth
•defaults or reduced ability to service sovereign debt, and
•increased fraud or other misrepresentation of value.
The governments in these countries have sometimes reacted to these developments by imposing restrictive policies that adversely affect the local business environment, such as:
•price, capital or exchange controls
•confiscation, expropriation, nationalization or blocking access to property, including client assets and intellectual property, and
•changes in applicable law.
The impact of these actions could be accentuated in trading markets that are smaller, less liquid and more volatile than more-developed markets. These types of government actions can negatively affect JPMorganChase’s operations in the relevant country, either directly or by suppressing the local business activities of clients.
In addition, emerging markets countries, as well as more developed countries, have been susceptible to unfavorable social developments arising from poor economic conditions or governmental actions, including:
•widespread demonstrations, civil unrest or general strikes
•crime and corruption
•security and personal safety issues
•outbreaks or escalations of hostilities, or other geopolitical instabilities
•overthrow of incumbent governments
•terrorist attacks, and
•other forms of internal discord.
These types of developments have in the past resulted in, and in the future could lead to, conditions that could adversely affect JPMorganChase’s operations in the affected countries and impair the revenues, growth and profitability of those operations. In addition, any of these events or circumstances in one country could affect JPMorganChase’s operations and investments in another country, including in the U.S.
People
Various factors could impact JPMorganChase’s workforce.
JPMorganChase’s efforts to hire and retain talented employees could be hindered by factors such as:
•the emerging need for more-skilled workers in an evolving workplace environment, and
•targeted recruitment of JPMorganChase employees by competitors.
JPMorganChase’s performance and competitive position could be materially and adversely affected if it is unable to attract or retain qualified employees or to effectively manage succession planning for key leadership roles, such as the Chief Executive Officer, members of the Operating Committee and other senior leaders. In addition, restrictive immigration or travel policies in the U.S. and other countries could inhibit JPMorganChase’s ability to attract and retain qualified employees, or necessitate adjustments to operating models that could reduce operational efficiency or increase costs.
Advances in technology, such as automation, AI and data science, could lead to workforce displacement. This could require JPMorganChase to invest in additional employee training, manage impacts on morale and retention, and compete for employment candidates who possess more advanced technological skills, all of which could have a negative impact on JPMorganChase’s business and operations.

Parts I and II
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Refer to the Operational Risk Management section of Management’s discussion and analysis on pages 146–149 for a discussion of cybersecurity risk.
Item 2. Properties.
JPMorganChase’s headquarters is located in New York City at 270 Park Avenue, a 60-story office building owned by the Firm. As of December 31, 2025, the building was fully occupied, including by senior management.
The Firm owned or leased facilities in the following locations at December 31, 2025.

December 31, 2025 (in millions)	Approximate square footage

United States(a)
New York City, New York
270 Park Avenue, New York, New York	2.0
All other New York City locations(b)	7.1
Total New York City, New York	9.1

Other U.S. locations
Columbus/Westerville, Ohio	3.3
Chicago, Illinois	2.8
Dallas/Plano/Fort Worth, Texas	2.5
Wilmington/Newark, Delaware	2.1
Houston, Texas	1.5
Jersey City, New Jersey	1.5
Phoenix/Tempe, Arizona	1.3
All other U.S. locations	33.4
Total United States	57.5

Europe, the Middle East and Africa (“EMEA”)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	2.1
All other EMEA locations	1.6
Total EMEA	5.1

Asia-Pacific, Latin America and Canada
India	6.6
Philippines	1.7
All other locations	3.3
Total Asia-Pacific, Latin America and Canada	11.6
Total	74.2
(a)At December 31, 2025, the Firm owned or leased 5,083 branches in 48 states and Washington D.C.
(b)Includes a 1.1 million square foot office building owned by the Firm that is vacant and undergoing a significant remodeling.
The premises and facilities occupied by JPMorganChase are collectively used across all of the Firm’s business segments and for corporate purposes. JPMorganChase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its properties (including the premises and facilities noted above) are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess properties, premises or facilities, or that it will not incur costs in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. Refer to the Consolidated Results of Operations on pages 51–54 for information on occupancy expense.
Item 3. Legal Proceedings.
Refer to Note 30 for a description of the Firm’s material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for registrant’s common equity
JPMorganChase’s common stock is listed and traded on the New York Stock Exchange. Refer to “Five-year stock performance,” on page 45 for a comparison of the cumulative total return for JPMorganChase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financials Index over the five-year period ended December 31, 2025.
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 97 for information on the common dividend payout ratio. Refer to Note 21 and Note 26 for discussions of restrictions on dividend payments. On January 31, 2026, there were 202,288 holders of record of JPMorganChase common stock. Refer to Part III, Item 12 on page 38 for information regarding securities authorized for issuance under the Firm’s employee share-based incentive plans.
Repurchases under the common share repurchase program
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 97 for information regarding repurchases under the Firm’s common share repurchase program.
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
Shares repurchased pursuant to the common share repurchase programs during 2025 were as follows:

Year ended December 31, 2025	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	29,953,620	$252.50	$7,563	$11,763
Second quarter	29,800,960	251.67	7,500	4,263	(b)
Third quarter	27,987,016	297.10	8,315	41,685
October	9,814,682	304.63	2,990	38,695
November	7,923,457	307.82	2,439	36,256
December	8,928,561	317.28	2,833	33,423	(c)
Fourth quarter	26,666,700	309.81	8,262	33,423	(c)
Full year	114,408,296	$276.55	$31,640	$33,423	(c)
(a)Excludes excise tax and commissions.
(b)The $4.3 billion remaining under the prior Board authorization was canceled when the $50 billion repurchase program was authorized by the Board of Directors effective July 1, 2025.
(c)Represents the amount remaining under the $50 billion repurchase program.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 46–160. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 165–314.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis on pages 133-142 for a discussion of quantitative and qualitative disclosures about market risk.

Parts II and III
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 13, 2026, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm (PCAOB ID 238), appear on pages 162–314.
The “Glossary of Terms and Acronyms’’ is included on pages 320–327.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”), provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2025. Refer to “Management’s report on internal control over financial reporting” on page 161.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 161 for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Item 9B. Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the fourth quarter of 2025 by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (each a “Section 16 Director or Officer”). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the fourth quarter of 2025. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the fourth quarter of 2025.

Name	Title	Adoption date	Duration(c)	Aggregate number of shares to be sold(d)
Ashley Bacon	Chief Risk Officer	November 12, 2025	November 12, 2025 – June 30, 2026	50% of the net issued shares received as a result of Performance Share Units ("PSUs") vesting on March 25, 2026
Jeremy Barnum	Chief Financial Officer	November 14, 2025	November 14, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
Lori Beer	Chief Information Officer	November 13, 2025	November 13, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
James Dimon(a)	Chairman and CEO	November 10, 2025	November 10, 2025 – August 7, 2026	200,000
Mary Erdoes	CEO, AWM	November 12, 2025	November 12, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
Marianne Lake(b)	CEO, CCB	November 12, 2025	November 12, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
Robin Leopold	Head of Human Resources	November 14, 2025	November 14, 2025 – June 30, 2026	865
Douglas Petno	Co-CEO, CIB	November 14, 2025	November 14, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
Jennifer Piepszak	Chief Operating Officer	November 13, 2025	November 13, 2025 – June 30, 2026	50% of the net issued shares received as a result of PSUs vesting on March 25, 2026
Troy Rohrbaugh	Co-CEO, CIB	November 13, 2025	November 13, 2025 – June 30, 2026	50,000
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
(d)Unless otherwise stated, the aggregate number of shares to be sold pursuant to each trading arrangement is dependent on the terms and conditions of, and taxes on, the applicable PSUs, and therefore, is indeterminable at this time.

Parts II and III
Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the calendar year 2025 that requires disclosure under Section 219.
As previously disclosed, during the second quarter of 2025, a non-U.S. subsidiary of the Firm processed three payments, each valued at the equivalent of approximately USD 130, for its client, a non-U.S. person, where the Iranian Embassy in London, U.K. was the beneficiary. The Firm did not charge a fee for these transactions. The payments were for the renewal of travel documentation for the client’s three minor children and were therefore exempt transactions pursuant to 31 C.F.R. 560.219(d).
As previously disclosed, during the third quarter of 2025, the Firm determined that an existing account holder at a non-U.S. subsidiary of the Firm had previously become employed by a subsidiary of an entity which is owned or controlled by the Government of Iran. The account was valued at the equivalent of approximately USD 119,000. The Firm’s non-U.S. subsidiary charged fees of the equivalent of approximately USD 850 from the time the account holder became employed by the applicable entity through the third quarter of 2025. The Firm has closed the account.
The Firm does not intend to engage in such transactions in the future.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.
Executive officers of the registrant

	Age
Name	(at December 31, 2025)	Positions and offices
James Dimon	69	Chairman of the Board since December 2006 and Chief Executive Officer since December 2005.
Ashley Bacon	56	Chief Risk Officer since June 2013.
Jeremy Barnum	53	Chief Financial Officer since May 2021, prior to which he was Head of Global Research for the former Corporate & Investment Bank since February 2021. He previously served as Chief Financial Officer of the former Corporate & Investment Bank from July 2013 until February 2021.
Lori A. Beer	58	Chief Information Officer since September 2017.
Mary Callahan Erdoes	58	Chief Executive Officer of Asset & Wealth Management since September 2009.
Stacey Friedman	57	General Counsel since January 2016.
Marianne Lake	56
Chief Executive Officer of Consumer & Community Banking since January 2024, having previously served as its Co-Chief Executive Officer since May 2021. She was Chief Executive Officer of Consumer Lending from May 2019 until May 2021.

Robin Leopold	61	Head of Human Resources since January 2018.
Douglas B. Petno	60
Co-Chief Executive Officer of the Commercial & Investment Bank since January 2025, having previously served as Co-Head of Global Banking since January 2024, prior to which he had been Chief Executive Officer of the former Commercial Banking since January 2012.

Jennifer A. Piepszak	55
Chief Operating Officer since January 2025, having previously served as Co-Chief Executive Officer of the Commercial & Investment Bank since January 2024, prior to which she had been Co-Chief Executive Officer of Consumer & Community Banking since May 2021. She was Chief Financial Officer from May 2019 until May 2021.

Troy Rohrbaugh	55
Co-Chief Executive Officer of the Commercial & Investment Bank since January 2024, prior to which he had been the Co-Head of Markets & Securities Services since June 2023. He was Head of Global Markets from January 2019 until June 2023.

Unless otherwise noted, during the five fiscal years ended December 31, 2025, all of JPMorganChase’s above-named executive officers have continuously held senior-level positions with JPMorganChase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of this 2025 Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be held on May 19, 2026, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2025.
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
Insider Trading Policy
JPMorganChase has adopted an insider trading policy applicable to its directors, officers and employees, as well as to JPMorganChase itself, governing the purchase, sale and other dispositions of the Firm’s securities (the “Insider Trading Policy”). The Firm believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and the listing standards of the New York Stock Exchange relating to insider trading. The Insider Trading Policy is filed as Exhibit 19 to this 2025 Form 10-K.

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

December 31, 2025	Number of shares to be issued upon exercise of outstanding stock appreciation rights		Weighted-average exercise price of outstanding stock appreciation rights	Number of shares remaining available for future issuance under stock incentive plans
Plan category
Employee share-based incentive plans approved by shareholders	2,250,000	(a)	$152.19	77,131,051	(b)
Total	2,250,000		$152.19	77,131,051
(a)Does not include restricted stock units or performance stock units granted under the shareholder-approved Long-Term Incentive Plan (“LTIP”). Refer to Note 9 for further information.
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

The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 162.

2	Financial statement schedules

3	Exhibits

3.1
Restated Certificate of Incorporation of JPMorgan Chase & Co., effective September 16, 2025 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended September 30, 2025).

3.2
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series CC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 20, 2017).

3.3
Certificate of Designations for 5.75% Non-Cumulative Preferred Stock, Series DD (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 21, 2018).

3.4
Certificate of Designations for 6.00% Non-Cumulative Preferred Stock, Series EE (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 24, 2019).

3.5
Certificate of Designations for 4.75% Non-Cumulative Preferred Stock, Series GG (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2019).

3.6
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series II (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 24, 2020).

3.7
Certificate of Designations for 4.55% Non-Cumulative Preferred Stock, Series JJ (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 17, 2021).

3.8
Certificate of Designations for 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series KK (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 12, 2021).

3.9
Certificate of Designations for 4.625% Non-Cumulative Preferred Stock, Series LL (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 20, 2021).

3.10
Certificate of Designations for 4.20% Non-Cumulative Preferred Stock, Series MM (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2021).

3.11
Certificate of Designations for 6.875% Non-Cumulative Preferred Stock, Series NN (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File 1-5805) filed March 12, 2024).

3.12
Certificate of Designations for 6.500% Non-Cumulative Preferred Stock, Series OO (incorporated by reference to Exhibit 3.1 to the Current Report on From 8-K of JPMorgan Chase & Co. (File 1-5808) filed February 4, 2025).

3.13
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

Part IV

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

10.2	2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated effective January 1, 2025(a)(b)

10.3
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
JPMorgan Chase & Co. Amended and Restated Long-Term Incentive Plan, effective May 21, 2024 (incorporated by reference to the Appendix of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 8, 2024).(a)

10.5
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2014 (incorporated by reference to Appendix G of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).(a)

10.6
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.7
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.8
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

40

10.9
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2019).(a)

10.10
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 19, 2021(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2020).(a)

10.11
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for Chairman/Chief Executive Officer, dated July 20, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 20, 2021).(a)

10.12
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for President and Chief Operating Officer, dated December 14, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed December 15, 2021).(a)

10.13
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 18, 2022 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2021).(a)

10.14
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 17, 2023 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2022).(a)

10.15
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 16, 2024 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2023).(a)

10.16
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2025 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2024.(a)

10.17
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members, dated as of January 20, 2026.(a)(b)

10.18
Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended September 30, 2019).

10.19
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2021, as amended (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5808) for the year ended December 31, 2021).(a)

19	Insider Trading Policy - Firmwide, effective February 12, 2026.(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2024 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2	Subsidiary Guarantors and Issuers of Guaranteed Securities.(b)

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

Part IV

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

97	Recovery of Erroneously Awarded Incentive-Based Compensation Policy - Firmwide, effective October 10, 2025.(b)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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
(d)    Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated balance sheets as of December 31, 2025 and 2024, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

JPMorgan Chase & Co./2025 Form 10-K	43

Financial
THREE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

As of or for the year ended December 31, (in millions, except per share, ratio, employee data and where otherwise noted)
	2025		2024	2023
Selected income statement data
Total net revenue	$182,447		$177,556 (g)	$158,104
Total noninterest expense	95,640		91,797 (g)	87,172
Pre-provision profit(a)	86,807		85,759	70,932
Provision for credit losses	14,212	(e)	10,678	9,320
Income before income tax expense	72,595		75,081	61,612
Income tax expense	15,547		16,610	12,060
Net income	$57,048		$58,471	$49,552
Earnings per share data
Net income: Basic	$20.05		$19.79	$16.25
Diluted	20.02		19.75	16.23
Average shares: Basic	2,776.5		2,873.9	2,938.6
Diluted	2,781.5		2,879.0	2,943.1
Market and per common share data
Market capitalization	868,793		670,618	489,320
Common shares at period-end	2,696.2		2,797.6	2,876.6
Book value per share	126.99		116.07	104.45
Tangible book value per share (“TBVPS”)(a)	107.56		97.30	86.08
Cash dividends declared per share	5.80		4.80	4.10
Selected ratios and metrics
Return on common equity (“ROE”)	17%		18%	17%
Return on tangible common equity (“ROTCE”)(a)	20		22	21
Return on assets (“ROA”)	1.29		1.43	1.30
Overhead ratio	52		52	55
Loans-to-deposits ratio	58		56	55
Firm Liquidity coverage ratio (“LCR”) (average)(b)	111		113	113
JPMorgan Chase Bank, N.A. LCR (average)(b)	115		124	129
Common equity Tier 1 (“CET1”) capital ratio – Standardized(c)(d)	14.6	(f)	15.7	15.0
Tier 1 capital ratio – Standardized(c)(d)	15.5	(f)	16.8	16.6
Total capital ratio – Standardized(c)(d)	17.4	(f)	18.5	18.5
Tier 1 leverage ratio(b)(c)	6.9		7.2	7.2
Supplementary leverage ratio (“SLR”)(b)(c)	5.8		6.1	6.1
Selected balance sheet data (period-end)
Trading assets	$802,873		$637,784	$540,607
Investment securities, net of allowance for credit losses	777,332		681,320	571,552
Loans	1,493,429		1,347,988	1,323,706
Total assets	4,424,900		4,002,814	3,875,393
Deposits	2,559,320		2,406,032	2,400,688
Long-term debt	435,206		401,418	391,825
Common stockholders’ equity	342,393		324,708	300,474
Total stockholders’ equity	362,438		344,758	327,878
Employees	318,512		317,233	309,926
Credit quality metrics
Allowances for credit losses	$31,230		$26,866	$24,765
Allowance for loan losses to total retained loans	1.83%		1.87%	1.75%
Nonperforming assets	$10,359		$9,300	$7,597
Net charge-offs	9,849		8,638	6,209
Net charge-off rate	0.74%		0.68%	0.52%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 59–61 for a discussion of these measures.
(b)For the years ended December 31, 2025, 2024 and 2023, the percentage represents average ratios for the three months ended December 31, 2025, 2024 and 2023.
(c)As of January 1, 2025, the benefit from the Current Expected Credit Losses (“CECL”) capital transition provision had been fully phased out. For the years ended December 31, 2024 and 2023, the ratios reflected the CECL capital transition provisions. Refer to Note 27 for additional information.
(d)As of December 31, 2025, the Advanced risk-based ratios became more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 89–99 for additional information.
(e)Includes a provision for lending-related commitments of $2.2 billion related to the Apple Card transaction. Refer to Executive Overview on page 47 for additional information.
(f)Includes a decrease of approximately 25 basis points under the Standardized approach related to the Apple Card transaction. Refer to Capital Risk Management on pages 89–99 for additional information.
(g)Total net revenue included a $7.9 billion net gain related to Visa shares, and total noninterest expense included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, both recorded in the second quarter of 2024. Refer to Note 6 for additional information.

44	JPMorgan Chase & Co./2025 Form 10-K

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
The following table and graph assume simultaneous investments of $100 on December 31, 2020, in JPMorganChase common stock and in each of the above indices. The comparison assumes that all dividends were reinvested.

December 31, (in dollars)	2020	2021	2022	2023	2024	2025
JPMorganChase	$100.00	$127.73	$111.64	$145.96	$210.58	$289.18
KBW Bank Index	100.00	138.34	108.74	107.77	147.86	196.02
S&P Financials Index	100.00	134.87	120.66	135.32	176.67	203.21
S&P 500 Index	100.00	128.68	105.37	133.07	166.37	196.12

December 31,
(in dollars)

JPMorganChase
KBW Bank
S&P Financials
S&P 500
300
275
250
225
200
175
150
125
100
75
2020
2021
2022
2023
2024
2025

JPMorgan Chase & Co./2025 Form 10-K	45

Management’s discussion and analysis
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorganChase for the year ended December 31, 2025. The MD&A is included in both JPMorganChase’s Annual Report for the year ended December 31, 2025 (“Annual Report”) and its Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K” or “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Refer to the Glossary of terms and acronyms on pages 320–327 for definitions of terms and acronyms used throughout the Annual Report and the 2025 Form 10-K.
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-K and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 160 and Part 1, Item 1A: Risk Factors in this Form 10-K on pages 9–31 for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.

INTRODUCTION
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.4 trillion in assets and $362.4 billion in stockholders’ equity as of December 31, 2025. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 62–82 and Note 32 for a description of the Firm’s reportable business segments and the products and services that they provide to their respective client bases, as well as a description of Corporate activities.
The Firm’s website is www.jpmorganchase.com. JPMorganChase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorganChase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website, including documents on the website that are referenced in this Form 10-K, is not incorporated by reference into this 2025 Form 10-K or the Firm’s other filings with the SEC.

46	JPMorgan Chase & Co./2025 Form 10-K

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of the Firm’s 2025 Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, the 2025 Form 10-K should be read in its entirety.

Financial performance of JPMorganChase
Year ended December 31, (in millions, except per share data and ratios)
	2025	2024	Change
Selected income statement data
Noninterest revenue	$87,004	$84,973	2%
Net interest income	95,443	92,583	3
Total net revenue	182,447	177,556	3
Total noninterest expense	95,640	91,797	4
Pre-provision profit	86,807	85,759	1
Provision for credit losses	14,212	10,678	33
Net income	57,048	58,471	(2)
Diluted earnings per share	20.02	19.75	1
Selected ratios and metrics
Return on common equity	17%	18%
Return on tangible common equity	20	22
Book value per share	$126.99	$116.07	9
Tangible book value per share	107.56	97.3	11
Capital ratios - Standardized(a)(b)
CET1 capital	14.6%	15.7%
Tier 1 capital	15.5	16.8
Total capital	17.4	18.5
Memo:
NII excluding Markets(c)	$92,591	$92,419	—
NIR excluding Markets(c)	57,208	58,167	(2)
Markets(d)	35,782	30,007	19
Total net revenue - managed basis	$185,581	$180,593	3%
(a)    As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the year ended December 31, 2024, the ratios reflected the CECL capital transition provisions. Refer to Note 27 for additional information.
(b)    As of December 31, 2025, the Advanced risk-based ratios became more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 89–99 for additional information.
(c)    NII and NIR refer to net interest income and noninterest revenue, respectively.
(d)    Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.

Apple Card transaction: On January 7, 2026, JPMorganChase announced that Chase will become the new issuer of Apple Card. The Firm entered into a forward purchase commitment on December 30, 2025 to acquire the Apple credit card portfolio, with an expected closing in approximately 24 months (the “Apple Card transaction”).
Refer to CCB segment results on pages 65–68, Capital Risk Management on pages 89–99 and Notes 4, 13, 27 and 28 for additional information.
Comparisons noted in the sections below are for the full year of 2025 versus the full year of 2024, unless otherwise specified.
Firmwide overview
JPMorganChase reported net income of $57.0 billion for 2025, down 2%, earnings per share of $20.02, ROE of 17% and ROTCE of 20%.
•Total net revenue was $182.4 billion, up 3%, reflecting:
–Net interest income (“NII”) of $95.4 billion, up 3%, driven by higher Markets net interest income, higher revolving balances in Card Services, higher wholesale deposit balances, and the impact of investment securities activity. These factors were largely offset by deposit margin compression and the impact of lower rates. NII excluding Markets was $92.6 billion, flat when compared with the prior year.
–Noninterest revenue (“NIR”) was $87.0 billion, up 2%, reflecting higher Markets noninterest revenue, higher asset management fees in AWM and CCB, higher auto operating lease income, lower net investment securities losses in Treasury and CIO, higher Payments fees, higher investment banking fees, and a $588 million First Republic-related gain recorded in the first quarter of 2025. These increases were predominantly offset by the absence of the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, as well as lower card income in the current year.
•Noninterest expense was $95.6 billion, up 4%, driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees. The increase in expense was also driven by higher brokerage expense and distribution fees, higher auto lease depreciation, and continued investments in technology and marketing, as well as higher occupancy expense. These factors were partially offset by FDIC special assessment accrual releases of $763 million compared with an increase of $725 million in the prior year, as well as the absence of a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024.

JPMorgan Chase & Co./2025 Form 10-K	47

•The provision for credit losses was $14.2 billion. Net charge-offs were $9.8 billion, up $1.2 billion, predominantly driven by Wholesale and Card Services. The net addition to the allowance for credit losses was $4.4 billion and consisted of $3.3 billion in consumer, which included $2.2 billion related to the Apple Card transaction, and $1.1 billion in wholesale.
In the prior year, the provision was $10.7 billion, net charge-offs were $8.6 billion and the net addition to the allowance for credit losses was $2.0 billion.
•The total allowance for credit losses was $31.2 billion at December 31, 2025. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.83%, compared with 1.87% in the prior year.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 51–54 and pages 55–57, respectively, for a further discussion of the Firm's results, including the provision for credit losses.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis, are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 59–61 for a further discussion of each of these measures.
•The Firm’s nonperforming assets totaled $10.4 billion at December 31, 2025, up 11%, driven by:
–higher consumer nonaccrual loans, predominantly due to the impact of the wildfires in California in January 2025, as well as higher loans at fair value in CIB, and
–higher wholesale nonaccrual loans, reflecting downgrades to exposures in certain industries, predominantly offset by net portfolio activity and upgrades.
Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 118–128 and pages 112–117, respectively, for additional information.
•Firmwide average loans of $1.4 trillion were up 6%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.5 trillion were up 5%, reflecting:
–net inflows related to client-driven activities in Payments and Securities Services, and
–growth in both new accounts and balances in existing accounts in AWM, partially offset by
–a decrease in CCB primarily driven by increased customer spending.
Refer to Liquidity Risk Management on pages 100–107 for additional information.
Selected capital and other metrics
•CET1 capital was $288.5 billion, and the Standardized and Advanced CET1 ratios were 14.6% and 14.1%, respectively.
•SLR was 5.8%.
•TBVPS grew 10.5%, ending 2025 at $107.56.
•As of December 31, 2025, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $915 billion and unencumbered marketable securities with a fair value of approximately $548 billion, resulting in approximately $1.5 trillion of liquidity sources.
Refer to Capital Risk Management and Liquidity Risk Management on pages 89–99 and pages 100–107, respectively, for additional information.

48	JPMorgan Chase & Co./2025 Form 10-K

Business segment highlights
Selected business metrics for each of the Firm’s lines of business (“LOB”) are presented below for the full year of 2025.

CCB ROE 32%
•Average deposits down 1%; client investment assets up 17%
•Average loans up 1%; Card Services net charge-off rate of 3.31%
•Debit and credit card sales volume(a) up 7%
•Active mobile customers(b) up 7%

CIB ROE 18%
•Investment Banking fees up 7%; #1 ranking for Global Investment Banking fees with 8.4% wallet share for the year
•Markets revenue up 19%, with Fixed Income Markets up 12% and Equity Markets up 33%
•Average Banking & Payments loans(c) flat; average client deposits(d) up 14%

AWM ROE 40%	•Assets under management ("AUM") of $4.8 trillion, up 18% •Average loans up 8%; average deposits up 4%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(d)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 62–82 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during 2025, consisting of approximately:

$3.3 trillion	Total credit provided and capital raised (including loans and commitments)

$280 billion	Credit for consumers

$33 billion	Credit for U.S. small businesses

$2.9 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$76 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

JPMorgan Chase & Co./2025 Form 10-K	49

Recent events
•On December 8, 2025, JPMorganChase announced that Todd A. Combs had resigned from the Firm’s Board of Directors and would join the Firm as the head of the Strategic Investment Group within the Firm’s Security and Resiliency Initiative.
Outlook
The statements set forth below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs and expectations of JPMorganChase’s management, speak only as of the date on which they were made, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 160 and Part I, Item 1A: Risk Factors on pages 9–31 of this Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2026 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorganChase’s outlook for full-year 2026 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
The Firm provided the following outlook information on January 13, 2026 in connection with announcing its results for the year and quarter ended December 31, 2025:
Full-year 2026
•Management expects net interest income to be approximately $103 billion and net interest income excluding Markets to be approximately $95 billion, market dependent.
•Management expects adjusted expense to be approximately $105 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.4%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 59–61.

50	JPMorgan Chase & Co./2025 Form 10-K

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the two-year period ended December 31, 2025, unless otherwise specified. Refer to Consolidated Results of Operations on pages 59-62 of the Firm’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) for a discussion of the 2024 versus 2023 results. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 154–157 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
Year ended December 31, (in millions)
	2025	2024		2023
Investment banking fees	$9,615	$8,910		$6,519
Principal transactions	27,212	24,787		24,460
Lending- and deposit-related fees	9,093	7,606		7,413
Asset management fees	20,327	17,801		15,220
Commissions and other fees	8,539	7,530		6,836
Investment securities losses	(57)	(1,021)		(3,180)
Mortgage fees and related income	1,381	1,401		1,176
Card income	4,720	5,497		4,784
Other income(a)	6,174	12,462	(b) (c)	5,609	(d)
Noninterest revenue	87,004	84,973		68,837
Net interest income	95,443	92,583		89,267
Total net revenue	$182,447	$177,556		$158,104
(a)Included operating lease income of $3.8 billion, $2.8 billion and $2.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 6 for additional information.
(b)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments that was previously recognized in other income is now recognized in income tax expense. Refer to Notes 1, 6, 14 and 25 for additional information.
(c)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Note 6 for additional information.
(d)Included the estimated bargain purchase gain of $2.8 billion for the year ended December 31, 2023 associated with the First Republic acquisition. Refer to Notes 6 and 34 for additional information.
2025 compared with 2024
Investment banking fees increased, reflecting in CIB:
•higher debt underwriting fees predominantly driven by non-investment grade loans and investment grade bonds,
•higher advisory fees benefiting from higher fees from deals in the Financial Institutions and Technology sectors, partially offset by lower fees from deals in the Media & Telecommunications sector, and
•higher equity underwriting fees primarily driven by higher revenue from IPOs.
Refer to CIB segment results on pages 69–75 and Note 6 for additional information.
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
Refer to CIB segment and Corporate results on pages 69–75 and pages 80–82, respectively, and Note 6 for additional information.
Lending- and deposit-related fees increased, reflecting:
•in CIB, a reduction in client credits applied to deposit-related fees, as well as higher cash management fees in Payments as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Refer to CCB and CIB segment results on pages 65–68 and pages 69–75, respectively, and Note 6 for additional information.
Asset management fees increased driven by higher average market levels in AWM and CCB, as well as net inflows in AWM and, to a lesser extent, in CCB. Refer to CCB and AWM segment results on pages 65–68 and pages 76–79, respectively, and Note 6 for additional information.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher client activity and market levels. Refer to CIB and AWM segment results on pages 69–75 and pages 76–79, respectively, and Note 6 for additional information.

JPMorgan Chase & Co./2025 Form 10-K	51

Investment securities losses decreased, reflecting lower losses on sales of securities associated with repositioning the investment securities portfolio in Treasury and CIO. The prior year net loss was primarily related to sales of U.S. GSE and government agency MBS and U.S. Treasuries. Refer to Corporate results on pages 80–82 and Note 10 for additional information.
Mortgage fees and related income: refer to Notes 6 and 15 for additional information.
Card income decreased driven by the net impact of:
•lower income in CCB, reflecting lower net interchange income, as well as an increase in amortization related to new account origination costs, partially offset by higher annual fees. Net interchange income decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments, and
•higher card revenue in CIB Payments as a result of higher volume.
Refer to CCB and CIB segment results on pages 65–68 and pages 69–75, respectively, and Note 6 for additional information.
Other income decreased, reflecting:
•the absence in Corporate of the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
•higher auto operating lease income in CCB due to growth in volume,
•the $588 million First Republic-related gain recorded in the first quarter of 2025 in Corporate, and
•lower losses related to certain equity investments in CIB.
Refer to CCB and CIB segment and Corporate results on pages 65–68, pages 69–75 and pages 80–82, respectively, for additional information; Note 6 for additional information on Visa shares; and Notes 6 and 34 for additional information on the First Republic acquisition.

Net interest income increased driven by higher Markets net interest income, higher revolving balances in Card Services, higher wholesale deposit balances, and the impact of investment securities activity. These factors were largely offset by deposit margin compression and the impact of lower rates.
The Firm’s average interest-earning assets were $3.8 trillion, up $297 billion, and the yield was 5.05%, down 45 bps. The net yield on these assets, on an FTE basis, was 2.50%, a decrease of 13 bps. The net yield excluding Markets was 3.75%, a decrease of 9 bps, when compared to the prior year.
Refer to the Consolidated average balance sheets, interest and rates schedule on pages 315–319 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 59–61 for an additional discussion of net yield excluding Markets.

52	JPMorgan Chase & Co./2025 Form 10-K

Provision for credit losses
Year ended December 31,
(in millions)	2025	2024	2023
Consumer, excluding credit card	$693	$631	$935
Credit card	10,829	9,292	6,048
Total consumer	11,522	9,923	6,983
Wholesale	2,718	731	2,299
Investment securities	(28)	24	38
Total provision for credit losses	$14,212	$10,678	$9,320
2025 compared with 2024
The provision for credit losses was $14.2 billion. Net charge-offs were $9.8 billion and the net addition to the allowance for credit losses was $4.4 billion.
The provision for credit losses included:
•$11.5 billion in consumer, consisting of net charge-offs of $8.3 billion, predominantly driven by Card Services, reflecting loan growth, and a net addition to the allowance for credit losses of $3.3 billion which was driven by $2.2 billion related to the Apple Card transaction, loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$2.7 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios, net changes in credit quality of client-specific exposures, an update to loss assumptions on certain leveraged loans, and estimated losses related to borrower fraud in certain secured lending facilities, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook. Net charge-offs were $1.6 billion and the net addition to the allowance for credit losses was $1.1 billion.
In the prior year, the provision was $10.7 billion, net charge-offs were $8.6 billion and the net addition to the allowance for credit losses was $2.0 billion.
Refer to CCB, CIB and AWM segment and Corporate results on pages 65–68, pages 69–75, pages 76–79, and pages 80–82, respectively; Allowance for Credit Losses on pages 129–131; Critical Accounting Estimates Used by the Firm on pages 154–157; and Notes 12 and 13 for additional information on the credit portfolio and the allowance for credit losses.

JPMorgan Chase & Co./2025 Form 10-K	53

Noninterest expense
Year ended December 31,
(in millions)	2025	2024		2023
Compensation expense	$54,487	$51,357		$46,465
Noncompensation expense:
Occupancy	5,461	5,026		4,590
Technology, communications and equipment(a)	11,029	9,831		9,246
Professional and outside services	12,356	11,057		10,235
Marketing	5,531	4,974		4,591
Other expense	6,776	9,552	(c)	12,045
Total noncompensation expense	41,153	40,440		40,707
Total noninterest expense	$95,640	$91,797		$87,172
Certain components of other expense(b)
Legal expense	$361	$740		$1,436
FDIC-related expense	531	1,893		4,203
Operating losses	1,292	1,417		1,228
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 18 for additional information.
(b)Refer to Note 6 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 6 for additional information.
2025 compared with 2024
Compensation expense increased driven by:
•growth in the number of employees, primarily front office employees, and
•higher revenue-related compensation, predominantly in CIB and AWM.
Noncompensation expense increased, primarily reflecting:
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher investments in technology across the LOBs and Corporate and in marketing in CCB, and
•higher occupancy expense, reflecting net additions and improvements to the Firm’s properties, including its new headquarters, bank branches and other corporate offices, partially offset by
•lower FDIC-related expense driven by releases of FDIC special assessment accruals of $763 million in Corporate, compared with an accrual increase of $725 million in the first quarter of the prior year, and
•the absence in Corporate of the following items recorded in the prior year
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic.
Refer to Note 6 for additional information on FDIC-related expense and Visa shares, and Note 34 for additional information on the First Republic acquisition.

Income tax expense
Year ended December 31, (in millions, except rate)
	2025	2024		2023
Income before income tax expense	$72,595	$75,081		$61,612
Income tax expense	15,547	16,610	(a)	12,060
Effective tax rate	21.4%	22.1%		19.6%
(a)Effective January 1, 2024, as a result of adopting updates to the Accounting for Investments in Tax Credit Structures guidance, the amortization of certain of the Firm’s alternative energy tax-oriented investments is now recognized in income tax expense. Refer to Notes 1, 6, 14 and 25 for additional information.
2025 compared with 2024
The effective tax rate decreased driven by:
•a $774 million income tax benefit in Corporate recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025, and
•higher tax benefits related to the vesting of employee share-based awards, partially offset by
•other changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and
•lower benefits associated with other tax audits.
Refer to Note 25 for additional information.

54	JPMorgan Chase & Co./2025 Form 10-K

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between December 31, 2025 and 2024. Refer to pages 154–157 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
December 31, (in millions)	2025	2024	Change
Assets
Cash and due from banks	$21,742	$23,372	(7)%
Deposits with banks	321,596	445,945	(28)
Federal funds sold and securities purchased under resale agreements	336,426	295,001	14
Securities borrowed	286,191	219,546	30
Trading assets	802,873	637,784	26
Available-for-sale securities	507,198	406,852	25
Held-to-maturity securities	270,134	274,468	(2)
Investment securities, net of allowance for credit losses	777,332	681,320	14
Loans	1,493,429	1,347,988	11
Allowance for loan losses	(25,765)	(24,345)	6
Loans, net of allowance for loan losses	1,467,664	1,323,643	11
Accrued interest and accounts receivable	111,599	101,223	10
Premises and equipment	36,244	32,223	12
Goodwill, MSRs and other intangible assets	64,458	64,560	—
Other assets	198,775	178,197	12
Total assets	$4,424,900	$4,002,814	11%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, higher investment securities, higher loans and cash deployment in Treasury and CIO, largely offset by the impact of higher deposits and higher long-term debt.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting the impact of lower levels of netting, higher collateral requirements and higher demand for securities to cover short positions.
Securities borrowed increased driven by Markets, reflecting higher client-driven activities and higher demand for securities to cover short positions.
Refer to Note 11 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased predominantly driven by Markets, due to higher levels of debt instruments, partially offset by lower levels of equity instruments, both related to client-driven market-making activities. Refer to Notes 2 and 5 for additional information.
Investment securities increased. Excluding a non-cash transfer in the third quarter of 2025 of $44.1 billion of securities from available-for-sale ("AFS") to held-to-maturity (“HTM”) for asset-liability management purposes,
•AFS securities increased driven by net purchases, predominantly U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns; and
•HTM securities decreased driven by maturities and paydowns.
Refer to Corporate results on pages 80–82, Investment Portfolio Risk Management on page 132, and Notes 2 and 10 for additional information.
Loans increased, reflecting:
•higher wholesale loans, predominantly in Markets associated with higher client demand,
•higher securities-based lending in AWM due to higher client demand, and
•higher outstanding balances in Card Services driven by growth in new accounts and higher revolving balances, partially offset by
•a decline in Home Lending as loan sales and paydowns outpaced originations.
The allowance for loan losses increased, reflecting a net addition to the allowance for loan losses of $1.4 billion, and consisted of:

JPMorgan Chase & Co./2025 Form 10-K	55

•$1.1 billion in consumer, driven by loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$350 million in wholesale, driven by a net increase in the loan portfolio, an update to loss assumptions on certain leveraged loans, and net changes in credit quality of client-specific exposures, partially offset by a reduction due to the impact of charge-offs and changes in the Firm's weighted-average macroeconomic outlook.
There was also a $3.0 billion net addition to the allowance for lending-related commitments recognized in other liabilities on the Consolidated balance sheets. The net addition was predominantly driven by $2.2 billion related to the Apple Card transaction and the impact of new lending-related commitments.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 51–54 and pages 109–132, respectively, Critical Accounting Estimates Used by the Firm on pages 154–157, and Notes 2, 3, 12 and 13 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased predominantly due to higher client-driven activities in Markets.
Premises and equipment increased, reflecting the impact of net additions and improvements to the Firm’s properties, including its new headquarters, bank branches and other corporate offices. Refer to Notes 16 and 18 for additional information.
Goodwill, MSRs and other intangibles: Refer to Note 15 for additional information.
Other assets increased predominantly due to higher cash collateral placed with counterparties in Markets, and higher auto operating lease assets in CCB.

Selected Consolidated balance sheets data (continued)
December 31, (in millions)	2025	2024	Change
Liabilities
Deposits	$2,559,320	$2,406,032	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	442,396	296,835	49
Short-term borrowings	64,776	52,893	22
Trading liabilities	216,019	192,883	12
Accounts payable and other liabilities	316,794	280,672	13
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	27,951	27,323	2
Long-term debt	435,206	401,418	8
Total liabilities	4,062,462	3,658,056	11
Stockholders’ equity	362,438	344,758	5
Total liabilities and stockholders’ equity	$4,424,900	$4,002,814	11%
Deposits increased, reflecting:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB primarily driven by new accounts, predominantly offset by increased customer spending, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, largely offset by migration into other investment products.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, primarily reflecting higher secured financing of trading assets.
Short-term borrowings increased driven by higher financing requirements in Markets.
Refer to Liquidity Risk Management on pages 100–107 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; Notes 2 and 17 for deposits; and Note 11 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased due to client-driven market-making activities, which resulted in higher levels of short positions, as well as higher derivative payables, primarily as a result of market movements. Refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities increased predominantly due to higher brokerage payables related to client-driven activities in Markets. Refer to Note 19 for additional information on accounts payable.

56	JPMorgan Chase & Co./2025 Form 10-K

Beneficial interests issued by consolidated VIEs: Refer to Liquidity Risk Management on pages 100–107; and Notes 14 and 28 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments, as well as net issuances of long-term debt in Treasury and CIO, partially offset by a net reduction in Federal Home Loan Bank ("FHLB") advances. Refer to Liquidity Risk Management on pages 100–107 for additional information.
Stockholders’ equity increased, reflecting:
•net income, and
•net unrealized gains in AOCI in Treasury and CIO, driven by the impact of lower interest rates on AFS securities and cash flow hedges, and spreads tightening on AFS securities, largely offset by
•the impact of capital actions, including net repurchases of common shares and dividend payments on common and preferred stock.
Refer to Consolidated Statements of changes in stockholders’ equity on page 168, Capital Actions on page 97, and Note 24 for additional information.

JPMorgan Chase & Co./2025 Form 10-K	57

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the years ended December 31, 2025 and 2024. Refer to Consolidated cash flows analysis on page 66 of the Firm’s 2024 Form 10-K for a discussion of the 2023 activities.

(in millions)	Year ended December 31,
	2025	2024	2023
Net cash provided by/ (used in)
Operating activities	$(147,782)	$(42,012)	$12,974
Investing activities	(265,565)	(163,403)	67,643
Financing activities	269,533	63,447	(25,571)
Effect of exchange rate changes on cash	17,835	(12,866)	1,871
Net increase/(decrease) in cash and due from banks and deposits with banks	$(125,979)	$(154,834)	$56,917
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
•In 2025, cash used resulted from higher trading assets, higher securities borrowed, net originations and purchases of loans held-for-sale, higher other assets and higher accrued interest and accounts receivable, partially offset by net income excluding non-cash adjustments, and higher trading liabilities.
•In 2024, cash used resulted from higher trading assets and higher securities borrowed, largely offset by net income excluding non-cash adjustments.
Investing activities
The Firm’s investing activities predominantly include originating held-for-investment loans, and investing in the investment securities portfolio and other short-term instruments.
•In 2025, cash used resulted from net loan originations, net purchases of investment securities and higher securities purchased under resale agreements.
•In 2024, cash used resulted from net purchases of investment securities, net loan originations and higher securities purchased under resale agreements, partially offset by proceeds from sales and securitizations of loans held-for-investment.
Financing activities
The Firm’s financing activities include acquiring customer deposits and issuing long-term debt and preferred stock.
•In 2025, cash provided primarily reflected higher deposits, higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings,
•In 2024, cash provided primarily reflected higher securities loaned or sold under repurchase agreements and net proceeds from long- and short-term borrowings, partially offset by net redemption of preferred stock.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 55–57, Capital Risk Management on pages 89–99, and Liquidity Risk Management on pages 100–107, and the Consolidated Statements of Cash Flows on page 169 for a further discussion of the activities affecting the Firm’s cash flows.

58	JPMorgan Chase & Co./2025 Form 10-K

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP; these financial statements appear on pages 165–169. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with the U.S. GAAP financial statements of other companies.
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
Management also uses certain non-GAAP financial measures at the Firm and business-segment levels because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and therefore facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. Refer to Business Segment & Corporate Results on pages 62–82 for additional information on these non-GAAP measures. Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2025			2024					2023
Year ended December 31, (in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported		Fully taxable-equivalent adjustments(a)		Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$6,174	$2,709	$8,883	$12,462	(b)	$2,560	(b)	$15,022	$5,609	$3,782	$9,391
Total noninterest revenue	87,004	2,709	89,713	84,973		2,560		87,533	68,837	3,782	72,619
Net interest income	95,443	425	95,868	92,583		477		93,060	89,267	480	89,747
Total net revenue	182,447	3,134	185,581	177,556		3,037		180,593	158,104	4,262	162,366
Total noninterest expense	95,640	NA	95,640	91,797		NA		91,797	87,172	NA	87,172
Pre-provision profit	86,807	3,134	89,941	85,759		3,037		88,796	70,932	4,262	75,194
Provision for credit losses	14,212	NA	14,212	10,678		NA		10,678	9,320	NA	9,320
Income before income tax expense	72,595	3,134	75,729	75,081		3,037		78,118	61,612	4,262	65,874
Income tax expense	15,547	3,134	18,681	16,610	(b)	3,037	(b)	19,647	12,060	4,262	16,322
Net income	$57,048	NA	$57,048	$58,471		NA		$58,471	$49,552	NA	$49,552

Overhead ratio	52%	NM	52%	52%		NM		51%	55%	NM	54%
(a)For other income, recognized in CIB, and for net interest income, predominantly recognized in CIB and Corporate.
(b)Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.

JPMorgan Chase & Co./2025 Form 10-K	59

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

Year ended December 31, (in millions, except rates)	2025	2024	2023
Net interest income – reported(a)	$95,443	$92,583	$89,267
Fully taxable-equivalent adjustments	425	477	480
Net interest income – managed basis	$95,868	$93,060	$89,747
Less: Markets net interest income(b)	3,277	641	(294)
Net interest income excluding Markets	$92,591	$92,419	$90,041
Average interest-earning assets(a)	$3,834,359	$3,537,567	$3,325,708
Less: Average Markets interest-earning assets(b)	1,363,174	1,128,153	985,777
Average interest-earning assets excluding Markets	$2,471,185	$2,409,414	$2,339,931
Net yield on average interest-earning assets – managed basis	2.50%	2.63%	2.70%
Net yield on average Markets interest-earning assets(b)	0.24	0.06	(0.03)
Net yield on average interest-earning assets excluding Markets	3.75%	3.84%	3.85%

Noninterest revenue – reported	$87,004	$84,973	(c)	$68,837
Fully taxable-equivalent adjustments	2,709	2,560	(c)	3,782
Noninterest revenue – managed basis	$89,713	$87,533		$72,619
Less: Markets noninterest revenue(b)	32,505	29,366		28,258
Noninterest revenue excluding Markets	$57,208	$58,167		$44,361

Memo: Total Markets net revenue(b)	$35,782	$30,007		$27,964
(a)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 for additional information on hedge accounting.
(b)Refer to pages 73-74 for further information on Markets.
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

60	JPMorgan Chase & Co./2025 Form 10-K

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
	Dec 31, 2025	Dec 31, 2024	Year ended December 31,
(in millions, except per share and ratio data)			2025	2024	2023
Common stockholders’ equity	$342,393	$324,708	$332,754	$312,370	$282,056
Less: Goodwill	52,731	52,565	52,677	52,627	52,258
Less: Other intangible assets	2,560	2,874	2,706	3,042	2,572
Add: Certain deferred tax liabilities(a)	2,916	2,943	2,921	2,970	2,883
Tangible common equity	$290,018	$272,212	$280,292	$259,671	$230,109

Return on tangible common equity	NA	NA	20%	22%	21%
Tangible book value per share	$107.56	$97.30	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

JPMorgan Chase & Co./2025 Form 10-K	61

BUSINESS SEGMENT & CORPORATE RESULTS
The Firm is managed on an LOB basis. The Firm has three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
The business segments are determined based on the products and services provided, or the type of customers and clients served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures, on pages 59–61 for a definition of managed basis.
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

62	JPMorgan Chase & Co./2025 Form 10-K

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
As a result of lower average interest rates in the current year, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year. During the period ended December 31, 2025, this resulted in a lower cost of funds for loans and Markets activities. In addition, the FTP benefit for deposits generally decreased more than the decrease in rates paid to deposit holders during the year, resulting in an overall deposit margin compression.
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on page 142 for additional information.
Debt expense and preferred stock dividend allocation
As part of the FTP process, almost all of the cost of the credit spread component of outstanding unsecured long-term debt and preferred stock dividends is allocated to the reportable business segments, while the balance of the cost is retained in Corporate. The methodology to allocate the cost of unsecured long-term debt and preferred stock dividends to the business segments is aligned with the relevant regulatory capital requirements and funding needs of the LOBs, as applicable. The allocated cost of unsecured long-term debt is included in a business segment’s net interest income, and net income is reduced by preferred stock dividends, to arrive at a business segment’s net income applicable to common equity. Refer to Capital Risk Management on pages 89–99 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. The Firm’s current equity allocation methodology incorporates Basel III Standardized risk-weighted assets (“RWA”) and the global systemically important banks (“GSIB”) surcharge, both under rules currently in effect, as well as a simulation of capital depletion in a severe stress environment. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 96 for additional information on capital allocation.

JPMorgan Chase & Co./2025 Form 10-K	63

Segment & Corporate Results – Managed Basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Year ended December 31,	Consumer & Community Banking				Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2025		2024	2023	2025	2024	2023	2025	2024	2023
Total net revenue	$76,029		$71,507	$70,148	$78,454	$70,114	$64,353	$24,073	$21,578	$19,827
Total noninterest expense	40,267		38,036	34,819	38,216	35,353	33,972	15,332	14,414	12,780
Pre-provision profit	35,762		33,471	35,329	40,238	34,761	30,381	8,741	7,164	7,047
Provision for credit losses	11,493	(a)	9,974	6,899	2,615	762	2,091	97	(68)	159
Net income	18,245		17,603	21,232	27,761	24,846	20,272	6,522	5,421	5,227
Return on equity (“ROE”)	32%		32%	38%	18%	18%	14%	40%	34%	31%

Year ended December 31,	Corporate				Total
(in millions, except ratios)	2025	2024		2023	2025	2024		2023
Total net revenue	$7,025	$17,394	(b)	$8,038	$185,581	$180,593	(b)	$162,366
Total noninterest expense	1,825	3,994	(c)	5,601	95,640	91,797	(c)	87,172
Pre-provision profit	5,200	13,400		2,437	89,941	88,796		75,194
Provision for credit losses	7	10		171	14,212	10,678		9,320
Net income	4,520	10,601		2,821	57,048	58,471		49,552
Return on equity (“ROE”)	NM	NM		NM	17%	18%		17%
(a)Includes a provision for lending-related commitments of $2.2 billion related to the Apple Card transaction.
(b)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Note 6 for additional information.
(c)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 6 for additional information.
Refer to Note 32 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the years ended December 31, 2025 and 2024, unless otherwise specified.

64	JPMorgan Chase & Co./2025 Form 10-K

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers products and services to consumers and small businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Banking & Wealth Management (including Consumer Banking, Business Banking and J.P. Morgan Wealth Management), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card Services & Auto. Banking & Wealth Management offers deposit, investment and lending products, cash management, payments and services. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card Services issues credit cards and offers payment solutions, travel services, merchant offers and lifestyle benefits. Auto originates and services auto loans and leases.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2025		2024	2023
Revenue
Lending- and deposit-related fees	$3,669		$3,387	$3,356
Asset management fees	4,669		4,014	3,282
Mortgage fees and related income	1,326		1,378	1,175
Card income	2,230		3,139	2,532
All other income(a)	5,901		4,731	4,773
Noninterest revenue	17,795		16,649	15,118
Net interest income	58,234		54,858	55,030
Total net revenue	76,029		71,507	70,148

Provision for credit losses	11,493	(d)	9,974	6,899

Noninterest expense
Compensation expense	17,669		17,045	15,171
Noncompensation expense(b)	22,598		20,991	19,648
Total noninterest expense	40,267		38,036	34,819
Income before income tax expense	24,269		23,497	28,430
Income tax expense	6,024		5,894	7,198
Net income	$18,245		$17,603	$21,232

Revenue by business
Banking & Wealth Management	$42,862		$40,943	$43,199
Home Lending	4,966		5,097	4,140
Card Services & Auto	28,201		25,467	22,809

Mortgage fees and related income details:
Production revenue	622		627	421
Net mortgage servicing revenue(c)	704		751	754
Mortgage fees and related income	$1,326		$1,378	$1,175

Financial ratios
Return on equity	32%		32%	38%
Overhead ratio	53		53	50
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $3.8 billion, $2.8 billion and $2.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Included depreciation expense on leased assets of $2.4 billion, $1.7 billion and $1.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Included MSR risk management results of $118 million, $159 million and $131 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(d)Includes a provision for lending-related commitments of $2.2 billion related to the Apple Card transaction.

JPMorgan Chase & Co./2025 Form 10-K	65

2025 compared with 2024
Net income was $18.2 billion, up 4%.
Net revenue was $76.0 billion, up 6%.
Net interest income was $58.2 billion, up 6%, reflecting:
•higher NII in Card Services, predominantly driven by higher revolving balances, and
•higher NII in Banking & Wealth Management (“BWM”), driven by higher deposit margin, reflecting the impact of changes in FTP, partially offset by lower average deposit balances.
Refer to Business Segment & Corporate Results on page 63 for additional information on FTP.
Noninterest revenue was $17.8 billion, up 7%, driven by:
•higher auto operating lease income as a result of growth in volume, and
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of higher transaction volume and new accounts, partially offset by
•lower card income, reflecting lower net interchange, as well as an increase in amortization related to new account origination costs, partially offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Refer to Note 6 for additional information on card income, asset management fees, and deposit-related fees; and Critical Accounting Estimates on pages 154–157 for additional information on the credit card rewards liability.
Noninterest expense was $40.3 billion, up 6%, reflecting:
•higher noncompensation expense, predominantly driven by higher auto lease depreciation on higher auto operating lease assets, and continued investments in marketing and technology, as well as
•higher compensation expense, predominantly for bankers and advisors, and employees in technology.
The provision for credit losses was $11.5 billion. Net charge-offs were $8.2 billion, up $319 million, primarily driven by Card Services, reflecting loan growth. The net addition to the allowance for credit losses of $3.2 billion which was driven by $2.2 billion related to the Apple Card transaction, loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty.
In the prior year, the provision was $10.0 billion, net charge-offs were $7.9 billion and the net addition to the allowance for credit losses was $2.0 billion.
Refer to Credit and Investment Risk Management on pages 109–132 and Allowance for Credit Losses on pages 129–131 for a further discussion of the credit portfolios and the allowance for credit losses.

66	JPMorgan Chase & Co./2025 Form 10-K

Selected metrics
As of or for the year ended December 31,
(in millions, except employees)	2025		2024	2023
Selected balance sheet data (period-end)
Total assets	$664,669		$650,268	$642,951
Loans:
Banking & Wealth Management	33,005		33,221	31,142
Home Lending(a)	240,724		246,498	259,181
Card Services	247,753		233,016	211,175
Auto	70,585		73,619	77,705
Total loans	592,067		586,354	579,203
Deposits(b)	1,072,792		1,056,652	1,094,738
Equity	56,000		54,500	55,500
Selected balance sheet data (average)
Total assets	$646,820		$631,648	$584,367
Loans:
Banking & Wealth Management	33,241		31,544	30,142
Home Lending(b)	242,595		252,542	232,115
Card Services	231,720		214,139	191,424
Auto	71,359		75,009	72,674
Total loans	578,915		573,234	526,355
Deposits	1,057,232		1,064,215	1,126,552
Equity	56,000		54,500	54,349

Employees	144,196	(c)	144,989	141,640
(a)At December 31, 2025, 2024 and 2023, Home Lending loans held-for-sale and loans at fair value were $11.0 billion, $8.1 billion and $3.4 billion, respectively.
(b)Average Home Lending loans held-for-sale and loans at fair value were $9.5 billion, $7.1 billion and $4.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)In the first quarter of 2025, 419 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratio data)	2025	2024	2023
Credit data and quality statistics
Nonaccrual loans(a)	$3,484	$3,366	$3,740

Net charge-offs/(recoveries)
Banking & Wealth Management	356	442	340
Home Lending	(122)	(106)	(56)
Card Services	7,678	7,148	4,699
Auto	335	444	357
Total net charge-offs/(recoveries)	$8,247	$7,928	$5,340

Net charge-off/(recovery) rate
Banking & Wealth Management	1.07%	1.40%	1.13%
Home Lending	(0.05)	(0.04)	(0.02)
Card Services	3.31	3.34	2.45
Auto	0.47	0.59	0.49
Total net charge-off/(recovery) rate	1.45%	1.40%	1.02%

30+ day delinquency rate
Home Lending(b)	0.86%	0.78%	0.66%
Card Services	2.16	2.17	2.14
Auto	1.33	1.43	1.19

90+ day delinquency rate - Card Services	1.10%	1.14%	1.05%

Allowance for credit losses:
Allowance for loan losses
Banking & Wealth Management	$765	$764	$685
Home Lending	647	447	578
Card Services	15,558	14,608	12,453
Auto	587	692	742
Total allowance for loan losses	$17,557	$16,511	$14,458
Allowance for lending-related commitments	$2,290 (c)	$91	$97
Total allowance for credit losses	$19,847	$16,602	$14,555
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2025, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $70 million, $84 million and $123 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At December 31, 2025, 2024 and 2023, excluded mortgage loans insured by U.S. government agencies of $102 million, $122 million and $176 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Includes $2.2 billion related to the Apple Card transaction.

JPMorgan Chase & Co./2025 Form 10-K	67

Selected metrics
As of or for the year ended December 31,
(in billions, except ratios and where otherwise noted)	2025	2024	2023
Business Metrics
CCB Consumer customers (in millions)	86.6	84.4	82.1
CCB Small business customers (in millions)	7.4	7.0	6.4
Number of branches	5,083	4,966	4,897
Active digital customers (in thousands)(a)	74,646	70,813	66,983
Active mobile customers (in thousands)(b)	61,736	57,821	53,828
Debit and credit card sales volume	$1,940.7	$1,805.4	$1,678.6
Total payments transaction volume (in trillions)(c)	7.0	6.4	5.9

Banking & Wealth Management
Average deposits	$1,040.8	$1,049.3	$1,111.7
Deposit margin	2.74%	2.66%	2.84%
Business Banking average loans	$19.1	$19.5	$19.6
Business Banking origination volume	3.2	4.5	4.8
Client investment assets(d)	1,269.9	1,087.6	951.1
Number of client advisors	6,049	5,755	5,456

Home Lending
Mortgage origination volume by channel
Retail	$33.0	$25.5	$22.4
Correspondent	19.8	15.3	12.7
Total mortgage origination volume(e)	$52.8	$40.8	$35.1

Third-party mortgage loans serviced (period-end)	$661.9	$648.0	$631.2
MSR carrying value (period-end)	9.1	9.1	8.5

Card Services
Sales volume, excluding commercial card	$1,354.7	$1,259.3	$1,163.6
Net revenue rate	10.08%	10.03%	9.72%
Net yield on average loans	10.26	9.73	9.61
New credit card accounts opened (in millions)	10.4	10.0	10.0
Cards in force (in millions)(f)	116.5	111.7	106.8

Auto
Loan and lease origination volume	$44.8	$40.3	$41.3
Average auto operating lease assets	16.2	11.1	10.9
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 76–79 for additional information.
(e)Firmwide mortgage origination volume was $63.4 billion, $47.4 billion and $41.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(f)Represents the total number of open credit cards, inclusive of primary cardholders and authorized users.

68	JPMorgan Chase & Co./2025 Form 10-K

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

Selected income statement data
Year ended December 31, (in millions)	2025	2024	2023
Revenue
Investment banking fees	$9,735	$9,116	$6,631
Principal transactions	27,226	24,382	23,794
Lending- and deposit-related fees	5,177	3,914	3,423
Commissions and other fees	5,985	5,278	4,879
Card income	2,436	2,310	2,213
All other income	3,207	3,253	2,869
Noninterest revenue	53,766	48,253	43,809
Net interest income	24,688	21,861	20,544
Total net revenue(a)	78,454	70,114	64,353

Provision for credit losses	2,615	762	2,091

Noninterest expense
Compensation expense	19,345	18,191	17,105
Noncompensation expense	18,871	17,162	16,867
Total noninterest expense	38,216	35,353	33,972
Income before income tax expense	37,623	33,999	28,290
Income tax expense	9,862	9,153	8,018
Net income	$27,761	$24,846	$20,272
(a)Included taxable-equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $2.9 billion, $2.8 billion and $4.0 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 6, 14 and 25 for additional information.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2025	2024	2023
Financial ratios
Return on equity	18%	18%	14%
Overhead ratio	49	50	53
Compensation expense as percentage of total net revenue	25	26	27
Revenue by business
Investment Banking	$10,198	$9,636	$7,076
Payments	19,331	18,085	17,818
Lending	7,601	7,470	6,896
Other	6	76	107
Total Banking & Payments	37,136	35,267	31,897
Fixed Income Markets	22,532	20,066	19,180
Equity Markets	13,250	9,941	8,784
Securities Services	5,599	5,084	4,772
Credit Adjustments & Other(a)	(63)	(244)	(280)
Total Markets & Securities Services	41,318	34,847	32,456
Total net revenue	$78,454	$70,114	$64,353
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

JPMorgan Chase & Co./2025 Form 10-K	69

Banking & Payments Revenue by Client Coverage Segment: (a)
Global Corporate Banking & Global Investment Banking provides banking products and services generally to large corporations, financial institutions and merchants.
Commercial Banking provides banking products and services to clients, including start-ups, small and mid-sized companies, local governments, municipalities, and nonprofits, as well as commercial real estate clients.
(a)Global Banking is a client coverage view within the Banking & Payments business and is comprised of the Global Corporate Banking, Global Investment Banking and Commercial Banking client coverage segments.

Selected income statement data
Year ended December 31, (in millions)	2025	2024	2023
Banking & Payments revenue by client coverage segment
Global Corporate Banking & Global Investment Banking(a)	$25,285	$23,780	$20,847
Commercial Banking	11,851	11,487	11,050
Commercial & Specialized Industries(b)	8,306	7,759	7,740
Commercial Real Estate Banking	3,545	3,728	3,310
Total Banking & Payments revenue	$37,136	$35,267	$31,897
(a)In the second quarter of 2025, amounts were reclassified from Other to Global Corporate Banking & Global Investment Banking reflecting the subsequent alignment of certain business activities after the Firm’s business segment reorganization in the second quarter of 2024. Prior-period amounts have been revised to conform with the current presentation.
(b)In the second quarter of 2025, the Middle Market Banking client coverage segment was renamed Commercial & Specialized Industries.

70	JPMorgan Chase & Co./2025 Form 10-K

2025 compared with 2024
Net income was $27.8 billion, up 12%.
Net revenue was $78.5 billion, up 12%.
Banking & Payments revenue was $37.1 billion, up 5%.
•Investment Banking revenue was $10.2 billion, up 6%. Investment Banking fees were up 7%, driven by higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Debt underwriting fees were $4.5 billion, up 9%, predominantly driven by non-investment grade loans and investment grade bonds.
–Advisory fees were $3.5 billion, up 6%, driven by higher fees from deals in the Financial Institutions and Technology sectors, partially offset by lower fees from deals in the Media & Telecommunications sector.
–Equity underwriting fees were $1.7 billion, up 2%, primarily driven by higher revenue from IPOs.
•Payments revenue was $19.3 billion, up 7%. Excluding the net impact of equity investments, revenue was up 5%, driven by higher average deposits and fee growth, largely offset by deposit margin compression.
•Lending revenue was $7.6 billion, up 2%, driven by higher lending-related fees and lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $41.3 billion, up 19%. Markets revenue was $35.8 billion, up 19%.
•Equity Markets revenue was $13.3 billion, up 33%, driven by higher revenue across products, particularly in Equity Derivatives.
•Fixed Income Markets revenue was $22.5 billion, up 12%, predominantly driven by higher revenue in Rates, Currencies & Emerging Markets, Commodities and Securitized Products, partially offset by lower revenue in Credit.
•Securities Services revenue was $5.6 billion, up 10%, driven by higher average deposits as well as fee growth related to higher client activity and market levels, partially offset by deposit margin compression.
•Credit Adjustments & Other was a loss of $63 million, compared with a loss of $244 million in the prior year.
Noninterest expense was $38.2 billion, up 8%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage, technology and regulatory expense.
The provision for credit losses was $2.6 billion, driven by net increases in the loan and lending-related commitment portfolios, net changes in credit quality of client-specific exposures, an update to loss assumptions on certain leveraged loans, and estimated losses related to borrower fraud in certain secured lending facilities, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook. Net charge-offs were $1.5 billion and the net addition to the allowance for credit losses was $1.1 billion.
In the prior year, the provision was $762 million, net charge-offs were $617 million and the net addition to the allowance for credit losses was $145 million.

JPMorgan Chase & Co./2025 Form 10-K	71

Selected metrics
As of or for the year ended December 31, (in millions, except employees)	2025		2024	2023
Selected balance sheet data (period-end)
Total assets	$2,142,534		$1,773,194	$1,638,493
Loans:
Loans retained	558,528		483,043	475,186
Loans held-for-sale and loans at fair value(a)	73,508		40,324	39,464
Total loans	632,036		523,367	514,650
Equity	149,500		132,000	138,000
Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking(c)	$146,079	(e)	$125,270	$128,623
Commercial Banking	222,139		217,674	221,550
Commercial & Specialized Industries(d)	75,865		72,814	78,043
Commercial Real Estate Banking	146,274		144,860	143,507
Total Banking & Payments loans	368,218		342,944	350,173
Selected balance sheet data (average)
Total assets	$2,195,248		$1,912,466	$1,716,755
Trading assets-debt and equity instruments	764,098		624,032	508,792
Trading assets-derivative receivables	58,384		57,028	63,862
Loans:
Loans retained	$517,260		$475,426	$457,886
Loans held-for-sale and loans at fair value(a)	54,725		43,621	40,891
Total loans	$571,985		$519,047	$498,777
Deposits	1,174,581		1,061,488	996,295
Equity	149,500		132,000	137,507
Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking(c)	$129,437	(e)	$128,496	$131,561
Commercial Banking	220,562		220,285	209,244
Commercial & Specialized Industries(d)	74,733		75,605	77,130
Commercial Real Estate Banking	145,829		144,680	132,114
Total Banking & Payments loans	$349,999		$348,781	$340,805
Employees	94,563	(f)	93,231	92,271
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to page 70 for a description of each of the client coverage segments.
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
(e)On January 1, 2025, $5.6 billion of loans were realigned from Global Corporate Banking to Fixed Income Markets.
(f)In the first quarter of 2025, 219 employees were transferred to Corporate as a result of the centralization of certain functions.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2025	2024		2023
Credit data and quality statistics
Net charge-offs/(recoveries)	$1,509	$689	(d)	$588
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,641	$3,258		$1,675
Nonaccrual loans held-for-sale and loans at fair value(b)	1,518	1,502		828
Total nonaccrual loans	5,159	4,760		2,503
Derivative receivables	204	145		364
Assets acquired in loan satisfactions	192	213		169
Total nonperforming assets	$5,555	$5,118		$3,036
Allowance for credit losses:
Allowance for loan losses	$7,632	$7,294		$7,326
Allowance for lending-related commitments	2,738	1,976		1,849
Total allowance for credit losses	$10,370	$9,270		$9,175
Net charge-off/(recovery) rate(c)	0.29%	0.14%		0.13%
Allowance for loan losses to period-end loans retained	1.37	1.51		1.54
Allowance for loan losses to nonaccrual loans retained(a)	210	224		437
Nonaccrual loans to total period-end loans	0.82	0.91		0.49
(a)Allowance for loan losses of $597 million, $435 million and $251 million were held against these nonaccrual loans at December 31, 2025, 2024 and 2023, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2025, 2024 and 2023, mortgage loans 90 or more days past due and insured by U.S. government agencies were $128 million, $37 million and $59 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Includes $72 million related to a purchased credit deteriorated (“PCD”) loan that was charged off in the fourth quarter of 2024.

72	JPMorgan Chase & Co./2025 Form 10-K

Investment banking fees
Year ended December 31, (in millions)	2025	2024	2023
Advisory	$3,497	$3,290	$2,814
Equity underwriting	1,732	1,692	1,151
Debt underwriting(a)	4,506	4,134	2,666
Total investment banking fees	$9,735	$9,116	$6,631
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	2025		2024		2023
Year ended December 31,	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.3%	# 1	9.2%	# 2	8.9%
U.S.	2	8.9	2	11.1	2	10.8
Equity and equity-related(c)
Global	1	9.3	1	10.9	1	7.7
U.S.	1	12.6	1	14.6	1	14.4
Long-term debt(d)
Global	1	7.1	1	7.5	1	7.0
U.S.	1	10.2	1	11.4	1	10.8
Loan syndications
Global	2	10.1	1	10.2	1	12.0
U.S.	2	11.3	1	11.7	1	15.1
Global investment banking fees(e)	# 1	8.4%	# 1	9.1%	# 1	8.6%
(a)Source: Dealogic as of January 2, 2026. Reflects the ranking of revenue wallet and market share.
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

JPMorgan Chase & Co./2025 Form 10-K	73

For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	2025			2024			2023
Year ended December 31, (in millions, except where otherwise noted)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$12,327	$14,771	$27,098	$10,603	$13,526	$24,129	$13,198	$10,380	$23,578
Lending- and deposit-related fees	451	182	633	391	100	491	307	40	347
Commissions and other fees	626	2,488	3,114	605	2,086	2,691	596	1,908	2,504
All other income	1,775	(115)	1,660	2,120	(65)	2,055	1,908	(79)	1,829
Noninterest revenue	15,179	17,326	32,505	13,719	15,647	29,366	16,009	12,249	28,258
Net interest income	7,353	(4,076)	3,277	6,347	(5,706)	641	3,171	(3,465)	(294)
Total net revenue	$22,532	$13,250	$35,782	$20,066	$9,941	$30,007	$19,180	$8,784	$27,964
Loss days(a)	2			1			2
(a)Markets consists of Fixed Income Markets and Equity Markets. The year ended December 31, 2025 had two loss days, including one loss day on December 25, 2025 from limited activity primarily in one location. Loss days represent the number of days for which Markets recorded losses in total net revenue, which includes revenue related to both trading and non-trading positions. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk ("VaR") measure and exclude certain components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 135–138.

Selected metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2025	2024	2023
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$18,322	$16,409	$15,543
Equity	17,954	14,848	12,927
Other(a)	4,896	4,023	3,922
Total AUC	$41,172	$35,280	$32,392
Client deposits and other third-party liabilities (average)(b)	$1,097,581	$961,646	$912,859
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

74	JPMorgan Chase & Co./2025 Form 10-K

International metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2025	2024	2023
Total net revenue(a)
Europe/Middle East/Africa	$17,189	$15,191	$14,418
Asia-Pacific	10,699	8,867	7,891
Latin America/Caribbean	2,636	2,427	2,161
Total international net revenue	30,524	26,485	24,470
North America	47,930	43,629	39,883
Total net revenue	$78,454	$70,114	$64,353

Loans retained (period-end)(a)
Europe/Middle East/Africa	$60,299	$44,374	$44,793
Asia-Pacific	20,390	16,107	15,506
Latin America/Caribbean	11,993	10,331	8,610
Total international loans	92,682	70,812	68,909
North America	465,846	412,231	406,277
Total loans retained	$558,528	$483,043	$475,186

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$297,959	$264,227	$247,804
Asia-Pacific	155,950	141,042	135,388
Latin America/Caribbean	47,064	42,716	39,861
Total international	$500,973	$447,985	$423,053
North America	596,608	513,661	489,806
Total client deposits and other third-party liabilities	$1,097,581	$961,646	$912,859

AUC (period-end)(b) (in billions)
North America	$27,763	$23,845	$21,792
All other regions	13,409	11,435	10,600
Total AUC	$41,172	$35,280	$32,392
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

JPMorgan Chase & Co./2025 Form 10-K	75

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management, with client assets of $7.1 trillion, is a global leader in investment and wealth management.
Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.
Global Private Bank
Provides retirement products and services, brokerage, custody, estate planning, lending, deposits and investment management to high net worth clients.
The majority of AWM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2025	2024	2023
Revenue
Asset management fees	$15,494	$13,693	$11,826
Commissions and other fees	1,184	874	697
All other income(a)	563	456	1,037	(b)
Noninterest revenue	17,241	15,023	13,560
Net interest income	6,832	6,555	6,267
Total net revenue	24,073	21,578	19,827

Provision for credit losses	97	(68)	159

Noninterest expense
Compensation expense	8,645	7,984	7,115
Noncompensation expense	6,687	6,430	5,665
Total noninterest expense	15,332	14,414	12,780

Income before income tax expense	8,644	7,232	6,888
Income tax expense	2,122	1,811	1,661
Net income	$6,522	$5,421	$5,227

Revenue by line of business
Asset Management	$11,700	$10,175	$9,129
Global Private Bank	12,373	11,403	10,698
Total net revenue	$24,073	$21,578	$19,827

Financial ratios
Return on equity	40%	34%	31%
Overhead ratio	64	67	64
Pre-tax margin ratio:
Asset Management	35	31	31
Global Private Bank	37	35	38
Asset & Wealth Management	36	34	35
(a)Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire.
(b)Includes the gain on the original minority interest in China International Fund Management (“CIFM”) upon the Firm’s acquisition of the remaining 51% interest in the entity.
2025 compared with 2024
Net income was $6.5 billion, up 20%.
Net revenue was $24.1 billion, up 12%. Net interest income was $6.8 billion, up 4%. Noninterest revenue was $17.2 billion, up 15%.
Revenue from Asset Management was $11.7 billion, up 15%, predominantly driven by:
•higher asset management fees, reflecting strong net inflows and higher average market levels,
•higher investment valuation gains, and
•performance fees.
Revenue from Global Private Bank was $12.4 billion, up 9%, driven by:
•higher noninterest revenue, reflecting:
–higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, partially offset by
–a decline in the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic that have expired, and
•higher net interest income, driven by higher average loans and deposits, largely offset by narrower spreads on loans.
Noninterest expense was $15.3 billion, up 6%, driven by:
•higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees, partially offset by
• lower legal expense.
The provision for credit losses was $97 million, largely driven by the impact of a charge-off related to a client-specific exposure in the third quarter of 2025. Net charge-offs were $92 million and the net addition to the allowance for credit losses was $5 million.
In the prior year, the provision was a net benefit of $68 million.

76	JPMorgan Chase & Co./2025 Form 10-K

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

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data, ratios and employees)	2025		2024	2023
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	60%		69%	69%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	44		73	40
3 years	54		75	67
5 years	73		77	71

Selected balance sheet data (period-end)(c)
Total assets	$288,065		$255,385	$245,512
Loans	266,385		236,303	227,929
Deposits	257,316		248,287	233,232
Equity	16,000		15,500	17,000

Selected balance sheet data (average)(c)
Total assets	$267,986		$246,254	$240,222
Loans	246,596		227,676	220,487
Deposits	245,248		235,146	216,178
Equity	16,000		15,500	16,671

Employees	29,722	(d)	29,403	28,485

Number of Global Private Bank client advisors	4,101		3,775	3,515

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$92		$21	$13
Nonaccrual loans	1,199		700	650
Allowance for credit losses:
Allowance for loan losses	$536		$539	$633
Allowance for lending-related commitments	43		35	28
Total allowance for credit losses	$579		$574	$661
Net charge-off/(recovery) rate	0.04%		0.01%	0.01%
Allowance for loan losses to period-end loans	0.20		0.23	0.28
Allowance for loan losses to nonaccrual loans	45		77	97
Nonaccrual loans to period-end loans	0.45		0.30	0.29
(a)Represents the Morningstar Rating for all domiciled funds except for Japan domiciled funds which use Nomura. Includes only Asset Management retail active open-ended mutual funds and active ETFs that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.

JPMorgan Chase & Co./2025 Form 10-K	77

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
Client assets
2025 compared with 2024
Assets under management were $4.8 trillion, up 18%, and client assets were $7.1 trillion, up 20%. These increases were driven by higher market levels and continued net inflows.

Client assets
December 31, (in billions)	2025	2024	2023
Assets by asset class
Liquidity	$1,279	$1,083	$926
Fixed income	998	851	751
Equity	1,400	1,128	868
Multi-asset	884	764	680
Alternatives	230	219	197
Total assets under management	4,791	4,045	3,422
Custody/brokerage/ administration/deposits	2,327	1,887	1,590
Total client assets(a)	$7,118	$5,932	$5,012

Assets by client segment
Private Banking(b)	$1,414	$1,162	$924
Global Institutional	1,953	1,692	1,488
Global Funds(b)	1,424	1,191	1,010
Total assets under management	$4,791	$4,045	$3,422

Private Banking(b)	$3,549	$2,902	$2,402
Global Institutional	2,121	1,820	1,594
Global Funds(b)	1,448	1,210	1,016
Total client assets(a)	$7,118	$5,932	$5,012
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2025, the Firm realigned certain client assets from Private Banking to Global Funds to reflect them in the client segment where the assets are invested. Prior period amounts have been revised to conform with the current presentation.

Client assets (continued)
Year ended December 31, (in billions)	2025	2024	2023
Assets under management rollforward
Beginning balance	$4,045	$3,422	$2,766
Net asset flows:
Liquidity	183	140	242
Fixed income	94	91	70
Equity	95	114	70
Multi-asset	16	19	1
Alternatives	4	10	(1)
Market/performance/other impacts	354	249	274
Ending balance, December 31	$4,791	$4,045	$3,422

Client assets rollforward
Beginning balance	$5,932	$5,012	$4,048
Net asset flows	553	486	490
Market/performance/other impacts	633	434	474
Ending balance, December 31	$7,118	$5,932	$5,012

Selected Metrics
	As of December 31,
	2025	2024	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$4,521	$3,756	20%
Number of client advisors	10,150	9,530	7

Stock Plan Administration
Number of stock plan participants (in thousands)	1,794	1,327	35
Client assets (in billions)	$372	$270	38%
(a)Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

78	JPMorgan Chase & Co./2025 Form 10-K

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2025	2024	2023
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$4,049	$3,563	$3,377
Asia-Pacific	2,432	2,023	1,876
Latin America/Caribbean	1,228	1,065	985
Total international net revenue	7,709	6,651	6,238

North America	16,364	14,927	13,589
Total net revenue(a)	$24,073	$21,578	$19,827

Assets under management
Europe/Middle East/Africa	$709	$604	$539
Asia-Pacific	374	302	263
Latin America/Caribbean	126	106	86
Total international assets under management	1,209	1,012	888

North America	3,582	3,033	2,534
Total assets under management	$4,791	$4,045	$3,422

Client assets
Europe/Middle East/Africa	$1,035	$841	$740
Asia-Pacific	620	482	406
Latin America/Caribbean	310	254	232
Total international client assets	1,965	1,577	1,378

North America	5,153	4,355	3,634
Total client assets	$7,118	$5,932	$5,012
(a)Regional revenue is based on the domicile of the client.

JPMorgan Chase & Co./2025 Form 10-K	79

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

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions, except employees)	2025		2024		2023
Revenue
Principal transactions	$(339)		$152		$302
Investment securities losses	(58)		(1,020)		(3,180)
All other income	1,308		8,476	(f)	3,010	(h)
Noninterest revenue	911		7,608		132
Net interest income	6,114		9,786		7,906
Total net revenue(a)	7,025		17,394		8,038
Provision for credit losses	7		10		171
Noninterest expense(b)	1,825		3,994	(g)	5,601
Income before income tax expense	5,193		13,390		2,266
Income tax expense/(benefit)	673	(d)	2,789		(555)	(i)
Net income	$4,520		$10,601		$2,821

Total net revenue
Treasury and CIO	6,501		9,638		6,072
Other Corporate	524		7,756		1,966
Total net revenue	$7,025		$17,394		$8,038
Net income/(loss)
Treasury and CIO	4,565		7,013		4,206
Other Corporate(b)	(45)		3,588		(1,385)
Total net income	$4,520		$10,601		$2,821
Total assets (period-end)	$1,329,632		$1,323,967		$1,348,437
Loans (period-end)	2,941		1,964		1,924
Deposits(c)	35,874		27,581		21,826
Employees	50,031	(e)	49,610		47,530
(a)Included taxable-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $154 million,
$182 million and $211 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Included FDIC special assessment accrual releases of $763 million and an accrual increase of $725 million for the years ended December 31, 2025 and 2024, respectively, which are adjustments to the initial $2.9 billion estimate recorded in the fourth quarter of 2023.
(c)Predominantly relates to the Firm's international consumer initiatives.
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
(f)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Note 6 for additional information.
(g)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 6 for additional information.
(h)Included the estimated bargain purchase gain of $2.8 billion for the year ended December 31, 2023 associated with the First Republic acquisition. Refer to Notes 6 and 34 for additional information.
(i)Income taxes associated with the First Republic acquisition were reflected in the estimated bargain purchase gain.

80	JPMorgan Chase & Co./2025 Form 10-K

2025 compared with 2024
Net income was $4.5 billion, compared with $10.6 billion in the prior year.
Net revenue was $7.0 billion, compared with $17.4 billion in the prior year.
Net interest income was $6.1 billion, down $3.7 billion, driven by the impact of lower rates and changes in FTP for consumer deposits, partially offset by the impact of investment securities activity.
Refer to Business Segment & Corporate Results on page 63 for additional information on FTP.
Noninterest revenue was $911 million, compared with $7.6 billion in the prior year, driven by:
•the absence of the $7.9 billion net gain related to Visa shares recorded in the second quarter of 2024, partially offset by
•lower net investment securities losses associated with repositioning the investment securities portfolio in Treasury and CIO. The prior year net loss was primarily related to sales of U.S. GSE and government agency MBS and U.S. Treasuries, and
•the $588 million First Republic-related gain recorded in the first quarter of 2025.
Noninterest expense was $1.8 billion, down 54%, primarily driven by:
•lower FDIC-related expense driven by releases of FDIC special assessment accruals of $763 million, compared with an accrual increase of $725 million in the first quarter of the prior year, and
•the absence of the following items recorded in the prior year
–a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation, and
–restructuring and integration costs associated with First Republic.
Refer to Note 6 for additional information on Visa shares and FDIC-related expense, Note 10 and Note 13 for additional information on the investment securities portfolio and the allowance for credit losses, and Note 6 and Note 34 for additional information on the First Republic acquisition.
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
Other Corporate includes the Strategic Investment Group within the Firm’s Security and Resiliency Initiative, as well as the Firm's international consumer initiatives, which primarily consist of Chase U.K., J.P. Morgan Personal Investing (formerly Nutmeg) and an ownership stake in C6 Bank.
The deposits within Corporate relate to the Firm’s international consumer initiatives and have increased as a result of growth in customer accounts.

JPMorgan Chase & Co./2025 Form 10-K	81

Treasury and CIO overview
Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s three reportable business segments to serve their respective customer and client bases, which generate both on- and off-balance sheet assets and liabilities.
Treasury and CIO seeks to achieve the Firm’s asset-liability management objectives generally by investing in high quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also uses derivatives to meet the Firm’s asset-liability management objectives. Refer to Note 5 for further information on derivatives. In addition, Treasury and CIO manages the Firm’s cash position primarily through deposits at central banks and investments in short-term instruments. Refer to Liquidity Risk Management on pages 100–107 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 133-142 for information on interest rate and foreign exchange risks.
The investment securities portfolio predominantly consists of U.S. and non-U.S. government securities, U.S. GSE and government agency and nonagency mortgage-backed securities, collateralized loan obligations, obligations of U.S. states and municipalities and other ABS. At December 31, 2025, the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $774.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2025		2024	2023
Investment securities losses	$(58)		$(1,020)	$(3,180)
Available-for-sale securities (average)	$463,541	(b)	$287,260	$200,708	(c)
Held-to-maturity securities (average)	271,309	(b)	321,384	402,010	(c)
Investment securities portfolio (average)	$734,850		$608,644	$602,718
Available-for-sale securities (period-end)	$503,896	(b)	$403,796	$199,354	(c)
Held-to-maturity securities (period–end)	270,134	(b)	274,468	369,848	(c)
Investment securities portfolio, net of allowance for credit losses (period–end)(a)	$774,030		$678,264	$569,202
(a)As of December 31, 2025, 2024 and 2023, the allowance for credit losses on investment securities was $73 million, $105 million and $94 million, respectively.
(b)During the third quarter of 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes.
(c)Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance. As permitted by the guidance, the Firm elected to transfer $7.1 billion of investment securities from HTM to AFS. Refer to Note 1 and Note 10 for additional information.

82	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	83

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

Risk identification and ownership
The LOBs and Corporate are responsible for the identification of risks within their respective organizations, as well as the design and execution of controls, including IRM-specified controls, to manage those risks. The IRM function reviews and challenges the material risks identified by each LOB and Corporate, and maintains a risk identification framework and a central risk inventory.
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

84	JPMorgan Chase & Co./2025 Form 10-K

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
(a)The Firm’s CEO is also the Chairman of the Board of Directors.
(b)The Firm’s CRO reports to the Firm’s CEO and the Board Risk Committee. The Firm’s CRO may escalate directly to the Board of Directors (including its committees), as appropriate.
(c)The Firm’s General Auditor reports to the Audit Committee and administratively to the Firm’s CEO.
(d)The Firmwide Risk Committee escalates to the Board Risk Committee, as appropriate.
(e)The Asset and Liability Committee escalates to the Firm’s CEO or the Board of Directors (including its committees), as appropriate.
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

JPMorgan Chase & Co./2025 Form 10-K	85

Management’s discussion and analysis
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
The Control Committees for the LOBs and certain of the Corporate functions oversee the risk and control environment of their respective business or function, inclusive of Operational Risk, Compliance and Conduct Risks. As part of that mandate, they are responsible for reviewing indicators of elevated or emerging risks and other data that may impact the level of compliance and operational risk in a business or function, addressing key compliance and operational risk issues, with an emphasis on processes with control concerns, and overseeing control remediation.
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

86	JPMorgan Chase & Co./2025 Form 10-K

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

Risk governance and oversight functions	Page
Strategic Risk	88
Capital Risk	89-99
Liquidity Risk	100-107
Reputation Risk	108
Consumer Credit Risk	112–117
Wholesale Credit Risk	118-128
Investment Portfolio Risk	132
Market Risk	133-142
Country Risk	143-144
Climate Risk	145
Operational Risk	146-149
Compliance Risk	150
Conduct Risk	151
Legal Risk	152
Estimations and Model Risk	153

JPMorgan Chase & Co./2025 Form 10-K	87

Management’s discussion and analysis

STRATEGIC RISK MANAGEMENT
Strategic risk is the risk to earnings, capital, liquidity or reputation associated with poorly-designed or failed business plans or an inadequate response to changes in the operating environment.
Management and oversight
The Operating Committee, together with the senior leadership of each LOB and Corporate, are responsible for managing strategic risk. IRM engages regularly in strategic business discussions and decision-making, including participation in relevant business reviews and senior management meetings, risk and control committees and other relevant governance forums, and review of acquisitions and new business initiatives. The Board of Directors oversees management’s strategic decisions, and the Board Risk Committee oversees IRM and the Firm’s risk governance framework.
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
The Firm’s balance sheet strategy, which focuses on risk-adjusted returns, strong capital and robust liquidity, is also a component in the management of strategic risk. Refer to Capital Risk Management on pages 89–99 for further information on capital risk. Refer to Liquidity Risk Management on pages 100–107 for further information on liquidity risk. Refer to Reputation Risk Management on page 108 for further information on reputation risk.

88	JPMorgan Chase & Co./2025 Form 10-K

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
•Performing assessments of the Firm’s capital management activities, including changes made to the Contingency Capital Plan described below; and
•Conducting independent review of the Firm's interpretation of and compliance with the applicable regulatory capital rules and guidance relating to the calculation of regulatory capital.
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
Governance
Committees responsible for overseeing the Firm’s capital management include the Capital Governance Committee, the Firmwide ALCO as well as regional ALCOs, and the CIO, Treasury and Corporate (“CTC”) Risk Committee. In addition, the Board Risk Committee periodically reviews the Firm’s capital risk tolerance. Refer to Firmwide Risk Management on pages 83–87 for additional discussion of the Firmwide ALCO and other risk-related committees.
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

JPMorgan Chase & Co./2025 Form 10-K	89

Management’s discussion and analysis
Reserve uses results under the severely adverse scenario from its supervisory stress test to determine each firm’s Stress Capital Buffer (“SCB”) requirement for the coming year.
The Firm's current SCB requirement is 2.5% and will remain in effect through September 30, 2027, based on the current rules. The Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, was 11.5% as of December 31, 2025. Refer to Key Regulatory Developments on page 91 for information related to proposed changes to the SCB requirement and stress testing framework.
Refer to Capital actions on page 97 for information on actions taken by the Firm’s Board of Directors.
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
The current Basel III rules establish capital requirements for calculating credit risk RWA and market risk RWA, and in the case of Advanced, operational risk RWA. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. The models used in Advanced are subject to periodic review and calibration, which can impact RWA results. Market risk RWA is generally calculated consistently between Standardized and Advanced. In addition to the RWA calculated under these approaches, the Firm may supplement such amounts to incorporate management judgment and feedback from its regulators.
As of December 31, 2025, the Advanced risk-based ratios became more binding on the Firm than the Standardized risk-based ratios, primarily reflecting the increase in Advanced RWA related to the Apple Card transaction and a reduction in the Firm’s SCB requirement which only applies to the Standardized risk-based ratios.

90	JPMorgan Chase & Co./2025 Form 10-K

Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs. Refer to page 96 for additional information on SLR.
Key Regulatory Developments
Enhanced SLR Final Rule
In November 2025, the Federal Reserve, the OCC and the FDIC issued the final rule amending the enhanced Supplementary Leverage Ratio (“eSLR”) requirements for Global Systemically Important Banks (“GSIB”) BHCs and their IDI subsidiaries by revising the current static leverage buffers at the BHC and IDI levels to 50% of the BHC’s U.S. Method 1 GSIB Surcharge, which is referred to as the “eSLR buffer.” For IDI subsidiaries, the eSLR buffer is capped at 1%. In addition, the rule made corresponding adjustments to the leverage-based total loss-absorbing capacity (“TLAC”) and eligible long-term debt (“eligible LTD”) requirements by replacing the former TLAC leverage buffer with the eSLR buffer and replacing the former static leverage-based eligible LTD requirement with a requirement of 2.5% plus the eSLR buffer. Further, the rule removes the eSLR threshold for an IDI subsidiary of a U.S. GSIB to be considered “well capitalized” under the prompt corrective action framework and instead applies the eSLR as a capital buffer requirement. The final rule, with an effective date of April 1, 2026, allows for early adoption, which the Firm has elected, effective January 1, 2026.
Refer to page 92 for information on the U.S. Method 1 GSIB Surcharge.
Enhanced Transparency and Public Accountability of the Supervisory Stress Test
In October 2025, the Federal Reserve issued proposals to enhance the transparency and public accountability of its annual stress test. The proposals would require the Federal Reserve to publish for public comment comprehensive documentation concerning the supervisory stress test models and annual stress test scenarios, including the scenarios for the upcoming 2026 stress test. The proposals also introduce an enhanced disclosure process under which material changes to stress test models and scenarios would be subject to public comment prior to implementation. Based on the Federal Reserve’s analysis, the proposed changes to the stress test models and scenarios are not expected to change materially the SCB for firms, such as JPMorganChase, that are subject to the supervisory stress test. In February 2026, the Federal Reserve released the final 2026 supervisory stress test scenarios, while announcing that SCB requirements for large banks, including the Firm, will remain at current levels through September 30, 2027 with new requirements to be calculated in 2027 based on revised models that incorporate public feedback.

SCB Volatility Reduction
In April 2025, the Federal Reserve proposed changes to the calculation of the SCB for large BHCs, including the Firm. The proposal aims to reduce SCB volatility by using the average of supervisory stress results from the previous two annual stress tests to calculate the SCB. The proposal would also modify the annual effective date of the SCB from October 1 to January 1 and make targeted changes to reporting requirements in order to streamline data collection.
U.S. Basel III Finalization
In July 2023, the Federal Reserve, the OCC and the FDIC released a proposal to amend the risk-based capital framework, entitled "Regulatory capital rule: Amendments applicable to large banking organizations and to banking organizations with significant trading activity", which is referred to in this Form 10-K as the "U.S. Basel III proposal." Under this proposal, changes to the framework would include replacement of the Advanced approach with an expanded risk-based approach for the calculation of RWA. In addition, the stress capital buffer requirement would be applicable to both the expanded risk-based approach and the Standardized approach.
GSIB Surcharge and TLAC and Eligible LTD Requirements
In July 2023, the Federal Reserve released a proposal to amend the calculation of the GSIB surcharge. Under the proposal, the annual GSIB surcharge would be based on an average of the quarterly surcharge calculations throughout the calendar year, with daily averaging required for certain measures. The proposal would also reduce surcharge increments from 50 bps to 10 bps and includes other technical amendments to the “Method 2” calculation. The proposed changes would revise risk-based capital requirements for the Firm and other U.S. GSIBs. Refer to Risk-based Capital Regulatory Requirements on page 92 for further information on the GSIB surcharge.
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

JPMorgan Chase & Co./2025 Form 10-K	91

Management’s discussion and analysis
Risk-based Capital Regulatory Requirements
The following chart presents the CET1 capital regulatory ratio requirements for the Firm under the Basel III rules currently in effect.
All banking institutions are currently required to have a minimum CET1 capital ratio of 4.5% of risk-weighted assets.
Certain banking organizations, including the Firm, are required to hold additional levels of capital to serve as a “capital conservation buffer.” The capital conservation buffer incorporates a GSIB surcharge, a discretionary countercyclical capital buffer and a fixed capital conservation buffer of 2.5% for Advanced regulatory capital requirements, as well as a variable SCB requirement, floored at 2.5%, for Standardized regulatory capital requirements.
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
The following table presents the Firm’s effective GSIB surcharge for the years ended December 31, 2025 and 2024. For 2026, the Firm’s effective regulatory minimum GSIB surcharge calculated under both Method 1 and Method 2 remains unchanged at 2.5% and 4.5%, respectively.

	2025	2024
Method 1	2.5%	2.5%
Method 2	4.5%	4.5%
The U.S. federal regulatory capital standards include a framework for setting a discretionary countercyclical capital buffer taking into account the macro financial environment in which large, internationally active banks function. As of December 31, 2025, the U.S. countercyclical capital buffer remained at 0%. The Federal Reserve will continue to review the buffer at least annually. The buffer can be increased if the Federal Reserve, the FDIC and the OCC determine that systemic risks are meaningfully above normal and can be calibrated up to an additional 2.5% of RWA subject to a 12-month implementation period.
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

92	JPMorgan Chase & Co./2025 Form 10-K

Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD. These requirements were updated in the eSLR final rule which the Firm has elected to early adopt effective January 1, 2026. Refer to Key Regulatory Developments on page 91 for additional information related to the eSLR final rule.
Refer to page 98 for additional information related to TLAC.
Leverage-based Capital Regulatory Requirements
Supplementary leverage ratio
Banking organizations subject to the Advanced approach are currently required to have a minimum SLR of 3.0%. Certain banking organizations, including the Firm, are also required to hold an additional 2.0% leverage buffer. The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, as defined in regulatory capital rules. These requirements were updated in the eSLR final rule which the Firm has elected to early adopt effective January 1, 2026. Refer to Key Regulatory Developments on page 91 for additional information related to the eSLR final rule.
Refer to page 96 for additional information related to SLR.
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

JPMorgan Chase & Co./2025 Form 10-K	93

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

	Standardized				Advanced
(in millions, except ratios)	December 31, 2025		December 31, 2024	Capital ratio requirements(d)	December 31, 2025		December 31, 2024		Capital ratio requirements(d)
Risk-based capital metrics:(a)
CET1 capital	$288,469		$275,513		$288,469		$275,513
Tier 1 capital	307,630		294,881		307,630		294,881
Total capital	343,843		325,589		328,962	(e)	311,898	(e)
Risk-weighted assets	1,981,692	(b)	1,757,460		2,045,249	(b)(e)	1,740,429	(e)
CET1 capital ratio	14.6%	(c)	15.7%	11.5%	14.1%	(c)	15.8%		11.5%
Tier 1 capital ratio	15.5	(c)	16.8	13.0	15.0	(c)	16.9		13.0
Total capital ratio	17.4	(c)	18.5	15.0	16.1	(c)	17.9		15.0
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. For the year ended December 31, 2024, CET1 capital reflected a $720 million benefit. Refer to Note 27 for additional information.
(b)Includes approximately $23 billion under the Standardized approach and approximately $110 billion under the Advanced approach related to the Apple Card transaction. Advanced RWA is expected to reduce to approximately $30 billion once the necessary modeling steps are completed, which is expected in the near term.
(c)Includes decreases of approximately 25 basis points under the Standardized approach and approximately 90 basis points under the Advanced approach related to the Apple Card transaction. The impact under the Advanced approach is expected to reduce to approximately 30 basis points once the necessary modeling steps are completed, which is expected in the near term.
(d)Represents minimum requirements and regulatory buffers applicable to the Firm for the year ended December 31, 2025. For the year ended December 31, 2024, the Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 12.3%, 13.8%, and 15.8%, respectively; the Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.5%, 13.0%, and 15.0%, respectively. Refer to Note 27 for additional information.
(e)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	December 31, 2025	December 31, 2024	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,472,394	$4,070,499
Tier 1 leverage ratio	6.9%	7.2%	4.0%
Total leverage exposure	$5,302,001	$4,837,568
SLR	5.8%	6.1%	5.0%
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the year ended December 31, 2024 reflected the CECL capital transition provisions. Refer to Note 27 for additional information.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.
(c)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 27 for additional information.

94	JPMorgan Chase & Co./2025 Form 10-K

Capital components
The following table presents reconciliations of total stockholders’ equity to CET1 capital, Tier 1 capital and Total capital as of December 31, 2025 and 2024.

(in millions)	December 31, 2025	December 31, 2024
Total stockholders’ equity	$362,438	$344,758
Less: Preferred stock	20,045	20,050
Common stockholders’ equity	342,393	324,708
Add:
Certain deferred tax liabilities(a)	2,916	2,943
Other CET1 capital adjustments(b)	(198)	4,499
Less:
Goodwill(c)	54,082	53,763
Other intangible assets	2,560	2,874
Standardized/Advanced CET1 capital	288,469	275,513
Add: Preferred stock	20,045	20,050
Less: Other Tier 1 adjustments	884	682
Standardized/Advanced Tier 1 capital	$307,630	$294,881
Long-term debt and other instruments qualifying as Tier 2 capital	$13,539	$10,312
Qualifying allowance for credit losses(d)	23,733	20,992
Other	(1,059)	(596)
Standardized Tier 2 capital	$36,213	$30,708
Standardized Total capital	$343,843	$325,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(14,881)	(13,691)
Advanced Tier 2 capital	$21,332	$17,017
Advanced Total capital	$328,962	$311,898
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of December 31, 2025 and 2024, included a net reduction for certain deferred tax assets related to tax attribute carryforwards of $1.8 billion and $125 million, respectively, and a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $2.6 billion and $5.2 billion, respectively. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The year ended December 31, 2024 included benefit from the CECL capital transitions of $720 million.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 132 for additional information on principal investment risk.
(d)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The year ended December 31, 2024 included the impact of the CECL capital transition provision with any excess deducted from RWA. Refer to Note 27 for additional information on the CECL capital transition.
(e)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The year ended December 31, 2024 included the impact of the CECL capital transition provision with any excess deducted from RWA.
(f)As of December 31, 2025 and 2024, included an incremental $468 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.
Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2025.

Year ended December 31, (in millions)	2025
Standardized/Advanced CET1 capital at December 31, 2024	$275,513
Net income applicable to common equity	55,949
Dividends declared on common stock	(16,060)
Net purchase of treasury stock	(30,573)
Changes in additional paid-in capital	203
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	3,569
Translation adjustments, net of hedges(a)	1,339
Fair value hedges	64
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	579
Changes related to other CET1 capital adjustments(b)	(2,114)
Change in Standardized/Advanced CET1 capital	12,956
Standardized/Advanced CET1 capital at December 31, 2025	$288,469

Standardized/Advanced Tier 1 capital at December 31, 2024	$294,881
Change in CET1 capital(b)	12,956
Net redemptions of noncumulative perpetual preferred stock	(5)
Other	(202)
Change in Standardized/Advanced Tier 1 capital	12,749
Standardized/Advanced Tier 1 capital at December 31, 2025	$307,630

Standardized Tier 2 capital at December 31, 2024	$30,708
Change in long-term debt and other instruments qualifying as Tier 2(c)	3,227
Change in qualifying allowance for credit losses(b)	2,741
Other	(463)
Change in Standardized Tier 2 capital	5,505
Standardized Tier 2 capital at December 31, 2025	$36,213
Standardized Total capital at December 31, 2025	$343,843
Advanced Tier 2 capital at December 31, 2024	$17,017
Change in long-term debt and other instruments qualifying as Tier 2(c)	3,227
Change in qualifying allowance for credit losses(b)(d)	1,551
Other	(463)
Change in Advanced Tier 2 capital	4,315
Advanced Tier 2 capital at December 31, 2025	$21,332
Advanced Total capital at December 31, 2025	$328,962
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Reflects the final phase out of the CECL benefit as well as deductions for certain deferred tax assets related to tax attribute carryforwards. Refer to Note 27 for additional information on the CECL capital transition.
(c)Includes issuance of $4.0 billion of subordinated notes due 2036. Refer to Long-term funding on page 106 and Note 20 for additional information on the Firm’s subordinated debt.
(d)As of December 31, 2025 and 2024, included an incremental $468 million and $541 million allowance for credit losses, respectively, on certain assets associated with First Republic to which the Standardized approach has been applied, as permitted by the transition provisions in the U.S. capital rules.

JPMorgan Chase & Co./2025 Form 10-K	95

Management’s discussion and analysis
RWA rollforward
The following table presents changes in the components of RWA under Standardized and Advanced approaches for the year ended December 31, 2025. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Year ended December 31, 2025 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2024	$1,672,763	$84,697	$1,757,460	$1,218,005	$85,132	$437,292	$1,740,429
Model & data changes(a)	(3,505)	(4,128)	(7,633)	(2,862)	(4,128)	—	(6,990)
Movement in portfolio levels(b)	220,151	11,714	231,865	278,662	11,994	21,154	311,810
Changes in RWA	216,646	7,586	224,232	275,800	7,866	21,154	304,820
December 31, 2025	$1,889,409	$92,283	$1,981,692	$1,493,805	$92,998	$458,446	$2,045,249
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, including the impact of the Apple Card transaction, changes in composition and credit quality, market movements, and deductions for excess eligible allowances for credit losses not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position and market movements; and for Operational risk RWA, updates to cumulative losses, macroeconomic model inputs, and other model parameters.
(c)As of December 31, 2025 and 2024, the Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $268.5 billion and $208.0 billion, respectively; and the Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $223.0 billion and $192.1 billion, respectively.
(d)As of December 31, 2025 and 2024, Credit risk RWA reflected approximately $37.4 billion and $43.3 billion, respectively, of RWA calculated under the Standardized approach for certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	December 31, 2025	December 31, 2024
Tier 1 capital	$307,630	$294,881
Total average assets	4,529,418	4,125,167
Less: Regulatory capital adjustments(a)	57,024	54,668
Total adjusted average assets(b)	4,472,394	4,070,499
Add: Off-balance sheet exposures(c)	829,607	767,069
Total leverage exposure	$5,302,001	$4,837,568
SLR	5.8%	6.1%
(a)For purposes of calculating the SLR, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The year ended December 31, 2024 included adjustments for the CECL capital transition provisions. Refer to Note 27 for additional information on the CECL capital transition.
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
The Firm’s current equity allocation methodology incorporates Standardized RWA and the GSIB surcharge, both under rules currently in effect, as well as a simulation of capital depletion in a severe stress environment. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. As of January 1, 2026, changes to the Firm’s capital allocations are primarily a result of updates to the Firm’s current capital requirements and changes in RWA for each LOB under rules currently in effect. Any capital that the Firm has accumulated in excess of these current requirements, including the capital required to meet the potential increased requirements of the U.S. Basel III proposal, has been retained in Corporate in addition to its allocated balance.
The following table presents the capital allocated to each LOB and Corporate.

		December 31,
(in billions)	January 1, 2026	2025	2024
Consumer & Community Banking	$61.5	$56.0	$54.5
Commercial & Investment Bank	166.5	149.5	132.0
Asset & Wealth Management	16.0	16.0	15.5
Corporate	98.4	120.9	122.7
Total common stockholders’ equity	$342.4	$342.4	$324.7

96	JPMorgan Chase & Co./2025 Form 10-K

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On December 9, 2025, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.50 per share, payable on January 31, 2026. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Refer to Note 21 and Note 26 for information regarding dividend restrictions.
The following table shows the common dividend payout ratio based on net income applicable to common equity.

Year ended December 31,	2025	2024	2023
Common dividend payout ratio	29%	24%	25%
Common stock repurchases
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	2025	2024	2023
Total number of shares of common stock repurchased	114.4	91.7	69.5
Aggregate purchase price of common stock repurchases(a)	$31,640	$18,841	$9,898
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
Refer to Capital planning and stress testing on pages 89–90 for additional information.
Refer to Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 33 of this 2025 Form 10-K for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $1.1 billion, $1.3 billion, and $1.5 billion for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, the Firm issued and redeemed certain series of non-cumulative preferred stock. Refer to Note 21 for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.

JPMorgan Chase & Co./2025 Form 10-K	97

Management’s discussion and analysis
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt.
The external TLAC requirements and the minimum level of eligible long-term debt requirements for the year ended December 31, 2025 are shown below:
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure. As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The year ended December 31, 2024 included the impact of the CECL capital transition provisions.

	December 31, 2025		December 31, 2024
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$563.7	$246.0	$546.6	$236.8
% of RWA	27.6%	12.0%	31.1%	13.5%
Regulatory requirements	23.0	10.5	23.0	10.5
Surplus/(shortfall)	$93.3	$31.2	$142.3	$52.3

% of total leverage exposure	10.6%	4.6%	11.3%	4.9%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$60.1	$7.4	$87.0	$19.2
Refer to Liquidity Risk Management on pages 100–107 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 9–31 of this 2025 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

98	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents J.P. Morgan Securities’ net capital.

December 31, 2025
(in millions)	Actual	Minimum
Net capital	$27,196	$6,559
J.P. Morgan Securities is registered with the SEC as a security-based swap dealer and with the CFTC as a swap dealer. As a result of additional SEC and CFTC capital and financial reporting requirements for security-based swap dealers and swap dealers, J.P. Morgan Securities is subject to alternative minimum net capital requirements and required to hold “tentative net capital” in excess of $5.0 billion. J.P. Morgan Securities is also required to notify the SEC and CFTC in the event that its tentative net capital is less than $6.0 billion. Tentative net capital is net capital before deducting market and credit risk charges as defined by the Net Capital Rule. As of December 31, 2025, J.P. Morgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of December 31, 2025, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

December 31, 2025		Regulatory Minimum ratios(a)
(in millions, except ratios)	Actual
Total capital	$53,554
CET1 capital ratio	15.4%	4.5%
Tier 1 capital ratio	19.8	6.0
Total capital ratio	23.6	8.0
Tier 1 leverage ratio	5.9	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of December 31, 2025 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of December 31, 2025, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

December 31, 2025		Regulatory Minimum ratios(a)
(in millions, except ratios)	Actual
Total capital	$54,301
CET1 capital ratio	20.9%	4.5%
Tier 1 capital ratio	20.9	6.0
Total capital ratio	37.7	8.0
Tier 1 leverage ratio	6.4	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of December 31, 2025 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.

JPMorgan Chase & Co./2025 Form 10-K	99

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
Governance
Committees responsible for liquidity governance include the Firmwide ALCO, as well as regional ALCOs, the Treasurer Committee, and the CTC Risk Committee. In addition, the Board Risk Committee reviews and recommends to the Board of Directors, for approval, the Firm’s liquidity risk tolerances, liquidity strategy, and liquidity policy. Refer to Firmwide Risk Management on pages 83–87 for further discussion of ALCO and other risk-related committees.
Internal stress testing
The Firm conducts internal liquidity stress testing to identify liquidity risks and monitor liquidity positions at the Firm and its material legal entities under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Internal stress tests are produced on a daily basis, and other stress tests are performed in response to specific market events or concerns. Liquidity stress tests assume all of the Firm’s contractual financial obligations are met and take into consideration:
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

100	JPMorgan Chase & Co./2025 Form 10-K

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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2025, September 30, 2025 and December 31, 2024 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	December 31, 2025	September 30, 2025	December 31, 2024
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$281,117	$308,298	$396,123
Eligible securities(b)(c)	680,862	638,020	464,877
Total HQLA(d)	$961,979	$946,318	$861,000
Net cash outflows	$868,500	$858,157	$763,648
LCR	111%	110%	113%
Net excess eligible HQLA(d)	$93,479	$88,161	$97,352
JPMorgan Chase Bank, N.A.:
LCR	115%	117%	124%
Net excess eligible HQLA	$138,052	$152,886	$193,682
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
The Firm’s average LCR for the three months ended December 31, 2025 decreased, compared with the three months ended December 31, 2024, primarily driven by repurchases of and dividends on common stock, predominantly offset by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company and activities in CIB Markets.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2025 decreased, compared with the three months ended September 30, 2025, primarily due to higher lending levels, largely offset by higher deposits, higher market values of HQLA-eligible investment securities and long-term debt issuance.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2025 decreased, compared with the three months ended December 31, 2024, driven by higher lending levels and dividend payments to the Parent Company, largely offset by higher deposits and higher market values of HQLA-eligible investment securities.

JPMorgan Chase & Co./2025 Form 10-K	101

Management’s discussion and analysis
Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the impacts of Federal Reserve actions as well as other factors. For a further discussion of the Firm’s liquidity risk management, refer to the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website.
Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $548 billion and $594 billion as of December 31, 2025 and 2024, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The decrease compared to December 31, 2024 was driven by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A., and reductions in unencumbered investment securities in Treasury and CIO.
The Firm had approximately $1.5 trillion and $1.4 trillion of available cash and securities as of December 31, 2025 and 2024, respectively. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $915 billion and $834 billion, and unencumbered marketable securities with a fair value of approximately $548 billion and $594 billion.
The Firm also had available borrowing capacity at the Federal Home Loan Banks (“FHLBs”) and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $449 billion and $413 billion as of December 31, 2025 and 2024, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased, compared to December 31, 2024, due to a higher amount of commercial loans, credit card receivables, and mortgages pledged at Federal Reserve Banks and the FHLBs. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended December 31, 2025, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm’s interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report on the Firm’s website for additional information.

102	JPMorgan Chase & Co./2025 Form 10-K

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end and average deposit balances as of and for the years ended December 31, 2025 and 2024.

As of or for the year ended December 31,			Average
(in millions)	2025	2024	2025	2024
Consumer & Community Banking	$1,072,792	$1,056,652	$1,057,232	$1,064,215
Commercial & Investment Bank	1,193,338	1,073,512	1,174,581	1,061,488
Asset & Wealth Management	257,316	248,287	245,248	235,146
Corporate	35,874	27,581	29,504	25,793
Total Firm	$2,559,320	$2,406,032	$2,506,565	$2,386,642
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
Average deposits increased for the year ended December 31, 2025 compared to the year ended December 31, 2024, reflecting the net impact of:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, and
•a decrease in CCB primarily driven by increased customer spending, predominantly offset by new accounts.
Period-end deposits increased from December 31, 2024, reflecting:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB primarily driven by new accounts, predominantly offset by increased customer spending, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, largely offset by migration into other investment products.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 55–57 and pages 62–82, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At December 31, 2025 and 2024, Firmwide estimated uninsured deposits were $1,558.6 billion and $1,414.0 billion, respectively, primarily reflecting wholesale operating deposits.

JPMorgan Chase & Co./2025 Form 10-K	103

Management’s discussion and analysis
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

(in millions)	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$123,236	$71,477	$119,333	$77,253
Over three months but within 6 months	14,381	14,184	11,040	12,229
Over six months but within 12 months	4,004	1,256	7,056	1,542
Over 12 months	664	2,382	823	1,924
Total	$142,285	$89,299	$138,252	$92,948
The table below shows the deposit and loan balances, deposits as a percentage of total liabilities, and the loans-to-deposits ratios, as of December 31, 2025 and 2024.

As of December 31, (in billions except ratios)
	2025	2024
Deposits	$2,559.3	$2,406.0
Deposits as a % of total liabilities	63%	66%
Loans	$1,493.4	$1,348.0
Loans-to-deposits ratio	58%	56%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the years ended December 31, 2025, 2024, and 2023.

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2025	2024	2023	2025	2024	2023
U.S. offices
Noninterest-bearing	$572,014	$611,734	$635,791	NA	NA	NA
Interest-bearing
Demand(a)	321,145	282,533	279,725	3.26%	3.90%	3.50%
Savings(b)	875,519	800,964	864,558	1.41	1.39	1.10
Time	222,983	223,503	145,827	3.96	4.93	4.74
Total interest-bearing deposits	1,419,647	1,307,000	1,290,110	2.23	2.54	2.03
Total deposits in U.S. offices	1,991,661	1,918,734	1,925,901	1.59	1.73	1.36
Non-U.S. offices
Noninterest-bearing	32,169	26,858	24,747	NA	NA	NA
Interest-bearing
Demand	391,123	346,179	321,976	2.34	3.13	2.71
Time	91,612	94,871	86,443	4.73	5.86	5.82
Total interest-bearing deposits	482,735	441,050	408,419	2.79	3.72	3.37
Total deposits in non-U.S. offices	514,904	467,908	433,166	2.62	3.50	3.18
Total deposits	$2,506,565	$2,386,642	$2,359,067	1.80%	2.08%	1.70%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 17 for additional information on deposits.

104	JPMorgan Chase & Co./2025 Form 10-K

The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2025 and 2024, and average balances for the years ended December 31, 2025 and 2024. Refer to the Consolidated Balance Sheets Analysis on pages 55–57 and Note 11 for additional information.

Sources of funds (excluding deposits)
As of or for the year ended December 31,			Average
(in millions)	2025	2024	2025	2024
Commercial paper	$12,111	$14,932	$12,274	$11,398
Other borrowed funds	15,031	13,018	14,981	12,040
Federal funds purchased	199	567	1,413	1,547
Total short-term unsecured funding	$27,341	$28,517	$28,668	$24,985
Securities sold under agreements to repurchase(a)	$433,161	$291,500	$516,262	$357,144
Securities loaned(a)	9,036	4,768	9,834	5,129
Other borrowed funds	37,634	24,943	38,638	25,504
Obligations of Firm-administered multi-seller conduits(b)	18,174	18,228	17,764	18,620
Total short-term secured funding	$498,005	$339,439	$582,498	$406,397
Senior notes	$210,571	$203,639	$209,346	$199,908
Subordinated debt	20,101	16,060	17,943	18,614
Structured notes(c)	130,621	98,792	113,362	93,483
Total long-term unsecured funding	$361,293	$318,491	$340,651	$312,005
Credit card securitization(b)	$5,884	$5,312	$5,723	$5,138
FHLB advances	18,159	29,257	22,929	35,040
Purchase Money Note(d)	49,435	49,207	49,312	49,090
Other long-term secured funding(e)	6,319	4,463	5,756	4,676
Total long-term secured funding	$79,797	$88,239	$83,720	$93,944
Preferred stock(f)	$20,045	$20,050	$20,037	$24,054
Common stockholders’ equity(f)	$342,393	$324,708	$332,754	$312,370
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
(f)Refer to Capital Risk Management on pages 89–99, Consolidated statements of changes in stockholders’ equity on page 168, Note 21 and Note 22 for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at December 31, 2025, compared with December 31, 2024, driven by Markets, primarily reflecting higher secured financing of trading assets.
The increases in secured other borrowed funds at December 31, 2025 from December 31, 2024, and for the average year ended December 31, 2025, compared to the prior year, were primarily due to higher financing requirements in Markets.
The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to investment and financing activities of clients, the Firm’s demand for financing, the ongoing management of the mix of the Firm’s liabilities, including with respect to liquidity and capital considerations, as well as other market and portfolio factors.
The Firm’s primary sources of short-term unsecured funding consist of issuances of wholesale commercial paper and other borrowed funds.
The decrease in commercial paper for the year ended December 31, 2025, compared to the prior year, was primarily driven by strategic short-term liquidity management.
The increase in unsecured other borrowed funds for the average year ended December 31, 2025, compared to the prior year, was primarily due to net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.

JPMorgan Chase & Co./2025 Form 10-K	105

Management’s discussion and analysis
Long-term funding
Long-term funding provides an additional source of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven primarily by expected client activity, liquidity considerations and regulatory requirements. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs through various funding markets, tenors and currencies.
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at December 31, 2025 from December 31, 2024, and for the average year ended December 31, 2025, compared to the prior year, was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2025 and 2024. Refer to Note 20 for additional information on the IHC and long-term debt.

Long-term unsecured funding
Year ended December 31,	2025	2024	2025	2024
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$19,000	$37,000	$—	$—
Senior notes issued in non-U.S. markets	2,084	4,079	—	—
Total senior notes	21,084	41,079	—	—
Subordinated debt	4,000	—	—	—
Structured notes(a)	4,975	3,944	74,346	54,993
Total long-term unsecured funding – issuance	$30,059	$45,023	$74,346	$54,993
Maturities/redemptions
Senior notes	$22,457	$25,765	$65	$65
Subordinated debt	317	3,097	—	250
Structured notes	2,929	892	56,047	47,425
Total long-term unsecured funding – maturities/redemptions	$25,703	$29,754	$56,112	$47,740
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the credit card securitization and FHLB advances, as well as other long-term secured funding sources, with their respective maturities or redemptions, as applicable, for the years ended December 31, 2025 and 2024, respectively.

Long-term secured funding
Year ended December 31,	Issuance		Maturities/Redemptions
(in millions)	2025	2024	2025	2024
Credit card securitization	$1,498	$2,348	$1,000	$—
FHLB advances	12,500	6,000	23,644	18,050
Other long-term secured funding(a)	2,376	1,578	1,632	1,049
Total long-term secured funding	$16,374	$9,926	$26,276	$19,099
(a)Includes long-term structured notes that are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions which are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 for a further description of client-driven loan securitizations.

106	JPMorgan Chase & Co./2025 Form 10-K

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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of December 31, 2025 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan SE			J.P. Morgan Securities LLC J.P. Morgan Securities plc
December 31, 2025	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service(a)	A1	P-1	Stable	Aa2	P-1	Stable(b)	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

JPMorgan Chase & Co./2025 Form 10-K	107

REPUTATION RISK MANAGEMENT
Reputation risk is the risk of damage to the trust, affinity or goodwill for the Firm held by clients, employees and investors that can result from the Firm’s decisions to engage or not engage with a client or in a business activity and which may lead to negative commercial impacts. The Firm’s decisions related to clients and business activities are made based on a range of commercial considerations, including operational capabilities and expertise, servicing costs, risk relative to opportunity, the prioritization of finite resources and, when relevant, reputation risk considerations. The Firm manages reputation risk through established policies, standards and procedures that are integrated across the LOBs and Corporate functions. Potential reputation risk matters may be escalated to governance forums, as appropriate, including LOB Reputation Risk Committees. The Board Risk Committee also regularly receives information on reputation risk matters, as appropriate.

108	JPMorgan Chase & Co./2025 Form 10-K

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
Credit Risk Management monitors and measures credit risk throughout the Firm, and defines credit risk policies, procedures and limits. The Firm’s credit risk management governance includes the following activities:
•Maintaining a credit risk policy framework
•Monitoring and measuring credit risk across all portfolio segments, including transaction and exposure approval
•Setting industry and geographic concentration limits, as appropriate, and setting guidelines for credit review and analysis
•Assigning and maintaining credit approval authorities in connection with the approval of credit exposure
•Monitoring and independent assessment of criticized exposures and delinquent loans, and
•Estimating credit losses, including periodic review and refinement of underlying assumptions, and supporting appropriate credit risk-based capital management
Risk identification and measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.
Based on these factors and the methodology and estimates described in Note 13 and Note 10, the Firm estimates credit losses for its exposures. The allowance for loan losses reflects estimated credit losses related to the consumer and wholesale held-for-investment loan portfolios, the allowance for lending-related commitments reflects estimated credit losses related to the Firm’s lending-related commitments and the allowance for investment securities reflects estimated credit losses related to the investment securities portfolio. Refer to Note 13, Note 10 and Critical Accounting Estimates used by the Firm on pages 154–157 for further information.
In addition, potential and unexpected credit losses are reflected in the allocation of credit risk capital and represent the potential volatility of actual losses relative to the established allowances for loan losses and lending-related commitments. The analyses for these losses include stress testing that considers alternative economic scenarios as described below.
Stress testing
Stress testing is important in assessing, measuring and monitoring credit risk in the Firm’s credit portfolio. The stress testing process assesses the potential impact of alternative economic and business scenarios on estimated credit losses for the Firm. Economic scenarios and the underlying parameters are defined centrally, articulated in terms of macroeconomic factors and applied across the businesses. The stress test results may indicate credit migration, changes in delinquency trends and potential losses in the credit portfolio. In addition to the periodic stress testing processes, management also considers additional stresses outside these scenarios, including industry and country- specific stress scenarios, as appropriate. The Firm uses stress testing to inform decisions on setting risk appetite both at a Firm and LOB level, as well as to assess the impact of stress on individual counterparties.

JPMorgan Chase & Co./2025 Form 10-K	109

Management’s discussion and analysis

Risk monitoring and management
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process for extending credit so that credit risks are assessed accurately, approved properly, and monitored regularly at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposures. In addition, certain models, assumptions and inputs used in evaluating and monitoring credit risk are independently validated by groups that are separate from the LOBs.
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
Wholesale credit risk is monitored regularly at an aggregate portfolio, industry, and individual client and counterparty level with established concentration limits that are reviewed and revised periodically as deemed appropriate by management. Industry and counterparty limits, as measured in terms of exposure and risk appetite, are subject to stress-based loss constraints.
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
•Independently assessing risk ratings assigned to exposures in the Firm’s wholesale credit portfolio and the timeliness of risk rating changes initiated by responsible business units; and
•Evaluating the effectiveness of the credit management processes of the LOBs and Corporate, including the adequacy of credit analyses and risk rating/loss given default (“LGD”) rationales, proper monitoring and management of credit exposures, and compliance with applicable grading policies and underwriting guidelines.
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

110	JPMorgan Chase & Co./2025 Form 10-K

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
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 112–117 and Note 12 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 118–128 and Note 12 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
December 31, (in millions)	Credit exposure			Nonperforming(d)
	2025		2024	2025	2024
Loans retained	$1,408,905		$1,299,590	$8,273	$7,175
Loans held-for-sale	13,840		7,048	67	160
Loans at fair value	70,684		41,350	1,517	1,502
Total loans	1,493,429		1,347,988	9,857	8,837
Derivative receivables	57,777		60,967	204	145
Receivables from customers(a)	47,336		51,929	—	—
Total credit-related assets	1,598,542		1,460,884	10,061	8,982
Assets acquired in loan satisfactions
Real estate owned	NA		NA	267	284
Other	NA		NA	31	34
Total assets acquired in loan satisfactions	NA		NA	298	318
Lending-related commitments	1,817,307	(c)	1,577,622	925	737
Total credit portfolio	$3,415,849		$3,038,506	$11,284	$10,037
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(24,383)		$(41,367)	$—	$—
Liquid securities and other cash collateral held against derivatives	(28,891)		(28,160)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Includes estimated total credit exposure related to the Apple Card transaction at the time that the transaction is expected to close of approximately $104 billion, including approximately $23 billion of estimated drawn loans.
(d)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $198 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information on Firmwide nonaccrual loans to total loans.

December 31, (in millions, except ratios)	2025	2024
Total nonaccrual loans	$9,857	$8,837
Total loans	1,493,429	1,347,988
Firmwide nonaccrual loans to total loans outstanding	0.66%	0.66%
The following table provides information about the Firm’s net charge-offs.

December 31, (in millions, except ratios)	2025	2024
Net charge-offs	$9,849	$8,638
Average retained loans	1,335,675	1,271,344
Net charge-off rate	0.74%	0.68%

JPMorgan Chase & Co./2025 Form 10-K	111

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

112	JPMorgan Chase & Co./2025 Form 10-K

The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
December 31, (in millions)	Credit exposure			Nonaccrual loans(j)
	2025		2024	2025	2024
Consumer, excluding credit card
Residential real estate(a)	$303,531		$309,513	$3,632	$2,984
Auto and other(b)(c)	65,210		66,821	243	249
Total loans - retained	368,741		376,334	3,875	3,233
Loans held-for-sale	334		945	59	155
Loans at fair value(d)	33,183		15,531	739	538
Total consumer, excluding credit card loans	402,258		392,810	4,673	3,926
Lending-related commitments(e)	43,587		44,844
Total consumer exposure, excluding credit card	445,845		437,654
Credit card
Loans retained(f)	247,797		232,860	NA	NA
Total credit card loans	247,797		232,860	NA	NA
Lending-related commitments(e)(g)	1,177,766	(i)	1,001,311
Total credit card exposure	1,425,563		1,234,171
Total consumer credit portfolio	$1,871,408		$1,671,825	$4,673	$3,926
Credit-related notes used in credit portfolio management activities(h)	$(485)		$(479)

	Year ended December 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(k)
	2025	2024	2025	2024	2025	2024
Consumer, excluding credit card
Residential real estate	$(115)	$(101)	$305,362	$316,042	(0.04)%	(0.03)%
Auto and other	694	775	65,876	67,959	1.05	1.14
Total consumer, excluding credit card - retained	579	674	371,238	384,001	0.16	0.18
Credit card - retained	7,672	7,142	231,644	214,033	3.31	3.34
Total consumer - retained	$8,251	$7,816	$602,882	$598,034	1.37%	1.31%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At December 31, 2025 and 2024, excluded operating lease assets of $20.0 billion and $12.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 18 for further information.
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
(i)Includes estimated total credit exposure related to the Apple Card transaction at the time that the transaction is expected to close of approximately $104 billion, including approximately $23 billion of estimated drawn loans.
(j)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $198 million and $121 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Average consumer loans held-for-sale and loans at fair value were $23.7 billion and $17.2 billion for the years ended December 31, 2025 and 2024, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

JPMorgan Chase & Co./2025 Form 10-K	113

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

December 31, 2025 (in millions)	Within 1 year(a)		1-5 years	5-15 years	After 15 years	Total
Consumer, excluding credit card
Residential real estate	$35,842		$26,960	$110,981	$159,365	$333,148
Auto and other	21,009	(b)	42,518	5,579	4	69,110
Total consumer, excluding credit card loans	$56,851		$69,478	$116,560	$159,369	$402,258
Total credit card loans	$245,850		$1,932	$15	$—	$247,797
Total consumer loans	$302,701		$71,410	$116,575	$159,369	$650,055

Loans due after one year at fixed interest rates
Residential real estate			$19,270	$56,134	$69,232
Auto and other			42,358	3,121	4
Credit card			1,932	15	—

Loans due after one year at variable interest rates
Residential real estate			$7,690	$54,847	$90,133
Auto and other			160	2,458	—
Total consumer loans			$71,410	$116,575	$159,369
(a)Includes loans held-for-sale and loans at fair value.
(b)Includes overdrafts.

114	JPMorgan Chase & Co./2025 Form 10-K

Consumer, excluding credit card
Portfolio analysis
Loans increased compared to December 31, 2024, primarily driven by higher residential real estate loans at fair value.
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
Retained loans decreased compared to December 31, 2024, driven by paydowns, predominantly offset by originations. Retained nonaccrual loans increased compared to December 31, 2024, primarily driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025. Net recoveries were higher for the year ended December 31, 2025 compared to the prior year, driven by loan sales.
Loans held-for-sale and nonaccrual loans held-for-sale decreased compared to December 31, 2024, reflecting loan sales.
Loans at fair value increased compared to December 31, 2024, as purchases outpaced sales in CIB and originations outpaced warehouse loan sales in Home Lending. Nonaccrual loans at fair value increased compared to December 31, 2024, driven by CIB.
At December 31, 2025 and 2024, the carrying values of retained interest-only residential mortgage loans were $88.8 billion and $88.9 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.2 billion at December 31, 2025, including $3.3 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.2 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.
The following table provides a summary of the Firm’s
residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	December 31, 2025	December 31, 2024
Current	$840	$462
30-89 days past due	121	72
90 or more days past due	198	121
Total government guaranteed loans	$1,159	$655
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At December 31, 2025, $213.1 billion, or 70%, of the total retained residential real estate loan portfolio, was concentrated in California, New York, Florida, Texas and Massachusetts, compared to $217.7 billion, or 70%, at December 31, 2024.
Average current estimated loan-to-value (“LTV”) ratios were relatively flat compared to December 31, 2024.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

JPMorgan Chase & Co./2025 Form 10-K	115

Management’s discussion and analysis

Auto and other: The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. The portfolio increased compared to December 31, 2024, primarily driven by an increase in loans at fair value due to net purchases of other consumer unsecured loans in CIB. Net charge-offs decreased compared to the prior year, primarily due to lower scored auto net charge-offs, reflecting improved used vehicle valuations. Refer to Note 14 for further information on securitization activity.
Nonperforming assets
The following table presents information as of December 31, 2025 and 2024, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2025	2024
Nonaccrual loans
Residential real estate	$4,381	$3,665
Auto and other	292	261
Total nonaccrual loans	4,673	3,926
Assets acquired in loan satisfactions
Real estate owned	103	78
Other	31	34
Total assets acquired in loan satisfactions	134	112
Total nonperforming assets	$4,807	$4,038
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At December 31, 2025 and 2024, mortgage loans 90 or more days past due and insured by U.S. government agencies were $198 million and $121 million, respectively.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2025 and 2024.

Nonaccrual loan activity
Year ended December 31, (in millions)	2025	2024
Beginning balance	$3,926	$4,203
Additions:	4,506	3,225
Reductions:
Principal payments and other	962	894
Sales	760	803
Charge-offs	643	665
Returned to performing status	1,200	963
Foreclosures and other liquidations	194	177
Total reductions	3,759	3,502
Net changes	747	(277)
Ending balance	$4,673	$3,926
Refer to Note 12 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

116	JPMorgan Chase & Co./2025 Form 10-K

Credit card
Total credit card loans increased compared to December 31, 2024, reflecting growth from new accounts and revolving balances. The December 31, 2025 30+ and 90+ day delinquency rates of 2.16% and 1.10%, respectively, decreased compared to the December 31, 2024 30+ and 90+ day delinquency rates of 2.17% and 1.14%, respectively, in line with the Firm’s expectations. Net charge-offs increased for the year ended December 31, 2025 compared to the prior year, reflecting loan growth.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income.
Geographic and FICO composition of credit card loans
At December 31, 2025, $116.3 billion, or 47% of the total retained credit card loan portfolio, was concentrated in California, Texas, New York, Florida and Illinois, compared to $109.0 billion, or 47%, at December 31, 2024.
Refer to Note 12 for further information about this portfolio, including information about delinquencies, geographic and FICO composition.

JPMorgan Chase & Co./2025 Form 10-K	117

Management’s discussion and analysis

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure, inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 120–123 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, AWM and Corporate, and risk-rated exposure held in CCB, for which the wholesale methodology is applied when determining the allowance for loan losses.
As of December 31, 2025, loans increased by $121.1 billion, predominantly driven by higher loans in CIB, primarily in Markets, and higher securities-based lending in AWM, both associated with higher client demand. Lending-related commitments increased by $64.5 billion, predominantly driven by higher commitments in CIB, including held-for-sale commitments.
As of December 31, 2025, nonperforming exposure increased by $478 million, driven by certain exposures in Technology, Media & Telecommunications, Oil & Gas and Utilities, in each case primarily resulting from downgrades, largely offset by certain exposures in Healthcare and Consumer & Retail, primarily due to charge-off activity, upgrades, and loan sales.

Wholesale credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming
	2025	2024	2025	2024
Loans retained	$792,367	$690,396	$4,398	$3,942
Loans held-for-sale	13,506	6,103	8	5
Loans at fair value	37,501	25,819	778	964
Loans	843,374	722,318	5,184	4,911
Derivative receivables	57,777	60,967	204	145
Receivables from customers(a)	47,336	51,929	—	—
Total wholesale credit-related assets	948,487	835,214	5,388	5,056
Assets acquired in loan satisfactions
Real estate owned	NA	NA	164	206
Total assets acquired in loan satisfactions	NA	NA	164	206
Lending-related commitments	595,954	531,467	925	737
Total wholesale credit portfolio	$1,544,441	$1,366,681	$6,477	$5,999
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(23,898)	$(40,888)	$—	$—
Liquid securities and other cash collateral held against derivatives	(28,891)	(28,160)	NA	NA
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

118	JPMorgan Chase & Co./2025 Form 10-K

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of December 31, 2025 and 2024. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
December 31, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$271,648	$330,900	$189,819	$792,367	$541,364	$251,003	$792,367	68%
Derivative receivables				57,777			57,777
Less: Liquid securities and other cash collateral held against derivatives				(28,891)			(28,891)
Total derivative receivables, net of collateral	7,941	6,836	14,109	28,886	19,721	9,165	28,886	68
Lending-related commitments	155,797	412,594	27,563	595,954	383,106	212,848	595,954	64
Subtotal	435,386	750,330	231,491	1,417,207	944,191	473,016	1,417,207	67
Loans held-for-sale and loans at fair value(a)				51,007			51,007
Receivables from customers				47,336			47,336
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,515,550			$1,515,550
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,356)	$(17,424)	$(1,118)	$(23,898)	$(17,831)	$(6,067)	$(23,898)	75%

	Maturity profile(d)				Ratings profile
December 31, 2024 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$225,982	$289,199	$175,215	$690,396	$471,670	$218,726	$690,396	68%
Derivative receivables				60,967			60,967
Less: Liquid securities and other cash collateral held against derivatives				(28,160)			(28,160)
Total derivative receivables, net of collateral	11,515	7,418	13,874	32,807	24,707	8,100	32,807	75
Lending-related commitments	121,283	384,529	25,655	531,467	352,082	179,385	531,467	66
Subtotal	358,780	681,146	214,744	1,254,670	848,459	406,211	1,254,670	68
Loans held-for-sale and loans at fair value(a)				31,922			31,922
Receivables from customers				51,929			51,929
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,338,521			$1,338,521
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,442)	$(33,751)	$(1,695)	$(40,888)	$(31,691)	$(9,197)	$(40,888)	78%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2025, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

JPMorgan Chase & Co./2025 Form 10-K	119

Management’s discussion and analysis

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $48.5 billion and $44.7 billion as of December 31, 2025 and 2024, representing approximately 3.4% and 3.5% of total wholesale credit exposure, respectively; of the $48.5 billion, $42.9 billion was performing. The increase in criticized exposure was driven by SPEs, Consumer & Retail, Banks & Finance Companies, Healthcare, and Chemicals & Plastics, primarily resulting from downgrades and new lending-related commitments, partially offset by Real Estate and Industrials, primarily resulting from net portfolio activity and upgrades.
The table below summarizes by industry the Firm’s exposures as of December 31, 2025 and 2024. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$224,858	$155,712	$57,478	$9,967	$1,701	$959	$380	$(99)	$—
Individuals and Individual Entities(b)	167,700	138,142	28,677	460	421	1,012	(15)	—	—
Asset Managers	152,848	117,426	35,113	304	5	105	1	(5)	(10,626)
Consumer & Retail	133,945	63,523	62,382	7,425	615	115	234	(311)	—
Technology, Media & Telecommunications	97,816	44,373	42,507	10,135	801	37	281	(1,078)	—
Industrials	80,606	44,078	33,166	3,101	261	470	18	(68)	—
Banks & Finance Companies	75,653	41,904	32,826	903	20	16	8	(574)	(657)
Healthcare	72,218	48,888	19,713	3,059	558	12	191	(67)	—
Utilities	39,005	24,840	12,519	1,254	392	1	63	(203)	—
Oil & Gas	36,497	21,825	14,076	347	249	52	48	(51)	—
Automotive	35,984	19,602	15,397	958	27	109	3	(277)	—
State & Municipal Govt(c)	32,484	31,372	1,100	3	9	30	—	(3)	—
Insurance	25,031	17,511	7,352	168	—	6	—	(20)	(8,310)
Chemicals & Plastics	23,790	11,251	10,355	2,091	93	2	82	(239)	—
Transportation	20,861	11,450	9,097	285	29	11	(3)	(135)	—
Metals & Mining	17,767	7,459	9,883	406	19	22	4	(39)	(67)
Central Govt	15,164	14,666	245	44	209	8	—	(1,258)	(1,273)
Securities Firms	7,966	4,372	3,593	—	1	1	—	(13)	(2,458)
Financial Markets Infrastructure	5,734	5,306	358	70	—	—	—	—	—
All other(d)	180,171	148,214	29,887	1,953	117	3	303	(19,458)	(5,500)
Subtotal	$1,446,098	$971,914	$425,724	$42,933	$5,527	$2,971	$1,598	$(23,898)	$(28,891)
Loans held-for-sale and loans at fair value	51,007
Receivables from customers	47,336
Total(e)	$1,544,441

120	JPMorgan Chase & Co./2025 Form 10-K

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes (h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2024 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$207,050	$143,803	$50,865	$10,858	$1,524	$913	$345	$(584)	$—
Individuals and Individual Entities(b)	144,145	118,650	24,831	217	447	831	122	—	—
Asset Managers	135,541	101,150	34,148	206	37	375	2	—	(9,194)
Consumer & Retail	129,815	62,800	60,141	6,055	819	252	123	(4,320)	—
Technology, Media & Telecommunications	84,716	45,021	28,629	10,592	474	79	94	(4,800)	—
Industrials	72,530	37,572	30,912	3,807	239	185	91	(2,312)	—
Banks & Finance Companies	61,287	36,884	24,119	257	27	36	—	(702)	(729)
Healthcare	64,224	44,135	17,062	2,219	808	245	56	(3,286)	(34)
Utilities	35,871	24,205	10,256	1,273	137	1	—	(2,700)	—
Oil & Gas	31,724	19,053	12,479	188	4	9	(3)	(1,711)	(2)
Automotive	34,336	22,015	11,353	931	37	121	1	(997)	—
State & Municipal Govt(c)	35,039	33,303	1,711	9	16	90	—	(2)	(1)
Insurance	24,267	17,847	6,198	222	—	2	—	(1,077)	(9,184)
Chemicals & Plastics	20,782	11,013	8,152	1,521	96	31	14	(1,164)	—
Transportation	17,019	9,462	7,135	391	31	17	(20)	(658)	—
Metals & Mining	15,860	7,373	7,860	590	37	9	—	(246)	(2)
Central Govt	13,862	13,580	157	125	—	4	—	(1,490)	(2,051)
Securities Firms	9,443	5,424	4,014	5	—	—	—	(13)	(2,635)
Financial Markets Infrastructure	4,446	4,201	245	—	—	—	—	(1)	—
All other(d)	140,873	117,986	22,398	398	91	10	(3)	(14,825)	(4,328)
Subtotal	$1,282,830	$875,477	$362,665	$39,864	$4,824	$3,210	$822	$(40,888)	$(28,160)
Loans held-for-sale and loans at fair value	31,922
Receivables from customers	51,929
Total(e)	$1,366,681
(a)The industry rankings presented in the table as of December 31, 2024, are based on the industry rankings of the corresponding exposures as of December 31, 2025, not actual rankings of such exposures as of December 31, 2024.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2025 and 2024, noted above, the Firm held: $6.1 billion of trading assets at both periods; $20.2 billion and $17.9 billion, respectively, of AFS securities; and $8.6 billion and $9.3 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 10 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 95% and 5%, respectively, at December 31, 2025, and 94% and 6%, respectively, at December 31, 2024. Refer to Note 14 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $333.8 billion and $459.2 billion, at December 31, 2025 and 2024, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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

JPMorgan Chase & Co./2025 Form 10-K	121

Management’s discussion and analysis

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $224.9 billion as of December 31, 2025. Criticized exposure decreased by $714 million from $12.4 billion at December 31, 2024 to $11.7 billion at December 31, 2025, driven by net portfolio activity, predominantly offset by net downgrades.

December 31, 2025 (in millions, except ratios)	Loans and lending-related commitments	Derivative receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$128,864	$25	$128,889	78%	91%
Other Income Producing Properties(b)	23,390	229	23,619	46	53
Services and Non Income Producing	20,325	130	20,455	63	35
Industrial	19,541	13	19,554	67	69
Office	15,016	39	15,055	47	80
Retail	12,879	33	12,912	79	74
Lodging	4,366	8	4,374	26	48
Total Real Estate Exposure(c)	$224,381	$477	$224,858	69%	77%

December 31, 2024 (in millions, except ratios)	Loans and lending-related commitments	Derivative receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$124,074	$7	$124,081	77%	92%
Other Income Producing Properties(b)	16,411	158	16,569	50	63
Services and Non Income Producing	14,047	57	14,104	62	46
Industrial	19,092	17	19,109	65	72
Office	16,331	29	16,360	47	81
Retail	12,230	23	12,253	77	75
Lodging	4,555	19	4,574	31	53
Total Real Estate Exposure	$206,740	$310	$207,050	69%	82%
(a)Total Multifamily exposure is approximately 99% performing. Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types, including data centers, outside of categories listed in the table above.
(c)Real Estate exposure is approximately 83% secured; unsecured exposure is largely investment-grade primarily to Real Estate Investment Trusts (“REITs”) and Real Estate Operating Companies (“REOCs”) whose underlying assets are generally diversified.
(d)Represents drawn exposure as a percentage of credit exposure.

122	JPMorgan Chase & Co./2025 Form 10-K

Consumer & Retail
Consumer & Retail exposure was $133.9 billion as of December 31, 2025. Criticized exposure increased by $1.2 billion from $6.9 billion at December 31, 2024 to $8.0 billion at December 31, 2025, driven by net downgrades and new lending-related commitments, largely offset by net portfolio activity.

December 31, 2025 (in millions, except ratios)	Loans and lending-related commitments	Derivative receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$38,160	$501	$38,661	41%	43%
Retail(a)	36,492	434	36,926	55	29
Food and Beverage	31,513	855	32,368	53	36
Consumer Hard Goods	14,824	309	15,133	43	33
Leisure(b)	10,721	136	10,857	33	45
Total Consumer & Retail(c)	$131,710	$2,235	$133,945	47%	37%

December 31, 2024 (in millions, except ratios)	Loans and lending-related commitments	Derivative receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$34,534	$412	$34,946	42%	41%
Retail(a)	34,917	261	35,178	51	31
Food and Beverage	34,774	683	35,457	61	34
Consumer Hard Goods	13,796	208	14,004	43	35
Leisure(b)	10,186	44	10,230	26	43
Total Consumer & Retail	$128,207	$1,608	$129,815	48%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Arts & Culture, Travel Services, Gaming, and Sports & Recreation. As of December 31, 2025, approximately 88% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 57% secured; unsecured exposure is approximately 77% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

JPMorgan Chase & Co./2025 Form 10-K	123

Management’s discussion and analysis

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2025 and 2024. Since December 31, 2024, nonaccrual loan exposure increased by $273 million, driven by certain exposures in Technology, Media & Telecommunications, Utilities, Central Government, and Oil & Gas, in each case primarily resulting from downgrades, largely offset by certain exposures in Healthcare and Consumer & Retail, in each case primarily resulting from charge-off activity, upgrades, and loan sales.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2025	2024
Beginning balance	$4,911	$2,714
Additions	5,343	5,841
Reductions:
Paydowns and other	1,890	2,387
Gross charge-offs	1,481	780
Returned to performing status	1,538	392
Sales	161	85
Total reductions	5,070	3,644
Net changes	273	2,197
Ending balance	$5,184	$4,911
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2025 and 2024. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.
Wholesale net charge-offs increased for the year ended December 31, 2025 compared to the prior year, primarily due to increases in Commercial and industrial, including in Technology, Media & Telecommunications and Healthcare, as well as estimated losses related to borrower fraud in certain secured lending facilities.

Wholesale net charge-offs/(recoveries)
Year ended December 31, (in millions, except ratios)	2025	2024
Loans
Average loans retained	$732,793	$673,310
Gross charge-offs	1,787	1,022
Gross recoveries collected	(189)	(200)
Net charge-offs/(recoveries)	1,598	822
Net charge-off/(recovery) rate	0.22%	0.12%

124	JPMorgan Chase & Co./2025 Form 10-K

Maturities and sensitivity to changes in interest rates
The table below sets forth wholesale loan maturities and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements by loan class. Refer to Note 12 for further information on loan classes.

December 31, 2025 (in millions)	1 year or less(b)	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Wholesale loans:
Secured by real estate	$13,998	$66,811	$60,499	$38,638	$179,946
Commercial and industrial	52,480	118,190	18,486	156	189,312
Other	217,587	203,197	45,169	8,163	474,116
Total wholesale loans	$284,065	$388,198	$124,154	$46,957	$843,374
Loans due after one year at fixed interest rates
Secured by real estate		$14,737	$14,356	$915
Commercial and industrial		5,728	2,109	7
Other		28,116	15,459	4,797
Loans due after one year at variable interest rates(a)
Secured by real estate		$52,074	$46,143	$37,722
Commercial and industrial		112,463	16,377	148
Other		175,080	29,710	3,368
Total wholesale loans		$388,198	$124,154	$46,957
(a)Includes loans that have an initial fixed interest rate that resets to a variable rate as the variable rate will be the prevailing rate over the life of the loan.
(b)Includes loans held-for-sale, demand loans and overdrafts.
The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the years ended December 31, 2025 and 2024.

Year ended December 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Net charge-offs/(recoveries)	$390	$313	$882	$381	$326	$128	$1,598	$822
Average retained loans	162,567	162,653	169,149	169,363	401,077	341,294	732,793	673,310
Net charge-off/(recovery) rate	0.24%	0.19%	0.52%	0.22%	0.08%	0.04%	0.22%	0.12%

JPMorgan Chase & Co./2025 Form 10-K	125

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter (“OTC”) derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 86% at both December 31, 2025 and 2024. Refer to Note 5 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $57.8 billion and $61.0 billion at December 31, 2025 and 2024, respectively. The decrease was primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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

126	JPMorgan Chase & Co./2025 Form 10-K

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
December 31, (in millions)	2025	2024
Total, net of cash collateral	$57,777	$60,967
Liquid securities and other cash collateral held against derivative receivables	(28,891)	(28,160)
Total, net of liquid securities and other cash collateral	$28,886	$32,807
Other collateral held against derivative receivables	(949)	(1,021)
Total, net of collateral	$27,937	$31,786

Ratings profile of derivative receivables
	2025		2024
December 31, (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$18,877	68%	$23,783	75%
Noninvestment-grade	9,060	32	8,003	25
Total	$27,937	100%	$31,786	100%
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
Exposure profile of derivatives measures
December 31, 2025
(in billions)

JPMorgan Chase & Co./2025 Form 10-K	127

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

Credit derivatives and credit-related notes used in credit portfolio management activities
December 31, (in millions)	Notional amount of protection purchased and sold(a)
	2025	2024
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$9,899	$25,216
Derivative receivables	13,999	15,672
Credit derivatives and credit-related notes used in credit portfolio management activities	$23,898	$40,888
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

128	JPMorgan Chase & Co./2025 Form 10-K

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
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2025 was $31.2 billion, reflecting a net addition of $4.4 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$3.3 billion in consumer, driven by $2.2 billion related to the Apple Card transaction, loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$1.1 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios, an update to loss assumptions on certain leveraged loans, and net changes in credit quality of client-specific exposures, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook and a reduction due to the impact of charge-offs.
The Firm's qualitative adjustments and its weighted-average macroeconomic outlook continued to include additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment. During 2025, the Firm further increased the weight placed on the adverse scenarios.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.8% in the fourth quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the second quarter of 2027.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Consumer Credit Portfolio on pages 112–117, Wholesale Credit Portfolio on pages 118–128 and Note 12 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 154–157 for further information on the allowance for credit losses and related management judgments.

JPMorgan Chase & Co./2025 Form 10-K	129

Management’s discussion and analysis

Allowance for credit losses and related information
	2025					2024
Year ended December 31,	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600		$7,938	$24,345	$1,856	$12,450	$8,114	$22,420
Gross charge-offs	1,089	9,164		1,787	12,040	1,299	8,198	1,022	10,519
Gross recoveries collected	(510)	(1,492)		(189)	(2,191)	(625)	(1,056)	(200)	(1,881)
Net charge-offs	579	7,672		1,598	9,849	674	7,142	822	8,638
Provision for loan losses	692	8,629		1,943	11,264	624	9,292	578	10,494
Other	—	—		5	5	1	—	68	69
Ending balance at December 31,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345

Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—		$2,019	$2,101	$75	$—	$1,899	$1,974
Provision for lending-related commitments	1	2,200	(d)	768	2,969	7	—	121	128
Other	—	—		1	1	—	—	(1)	(1)
Ending balance at December 31,	$83	$2,200		$2,788	$5,071	$82	$—	$2,019	$2,101

Impairment methodology
Asset-specific(a)	$(647)	$—		$707	$60	$(728)	$—	$526	$(202)
Portfolio-based	2,567	15,557		7,581	25,705	2,535	14,600	7,412	24,547
Total allowance for loan losses	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345

Impairment methodology
Asset-specific	$—	$—		$119	$119	$—	$—	$109	$109
Portfolio-based	83	2,200	(d)	2,669	4,952	82	—	1,910	1,992
Total allowance for lending-related commitments	$83	$2,200		$2,788	$5,071	$82	$—	$2,019	$2,101
Total allowance for investment securities	NA	NA		NA	$106	NA	NA	NA	$152
Total allowance for credit losses(b)	$2,003	$17,757		$11,076	$30,942	$1,889	$14,600	$9,957	$26,598

Memo:
Retained loans, end of period	$368,741	$247,797		$792,367	$1,408,905	$376,334	$232,860	$690,396	$1,299,590
Retained loans, average	371,238	231,644		732,793	1,335,675	384,001	214,033	673,310	1,271,344
Credit ratios
Allowance for loan losses to retained loans	0.52%	6.28%		1.05%	1.83%	0.48%	6.27%	1.15%	1.87%
Allowance for loan losses to retained nonaccrual loans(c)	50	NA		188	311	56	NA	201	339
Allowance for loan losses to retained nonaccrual loans excluding credit card	50	NA		188	123	56	NA	201	136
Net charge-off rates	0.16	3.31		0.22	0.74	0.18	3.34	0.12	0.68
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At December 31, 2025 and 2024, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $288 million and $268 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Represents the impact of the Apple Card transaction.

130	JPMorgan Chase & Co./2025 Form 10-K

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 12 for further information on loan classes.

	2025		2024
December 31, (in millions, except ratios)	Allowance for loan losses	% of retained loans to total retained loans	Allowance for loan losses	% of retained loans to total retained loans
Residential real estate	$869	21%	$666	24%
Auto and other	1,051	5	1,141	5
Consumer, excluding credit card	1,920	26	1,807	29
Credit card	15,557	18	14,600	18
Total consumer	17,477	44	16,407	47
Secured by real estate	2,226	12	2,978	12
Commercial and industrial	4,240	12	3,350	13
Other	1,822	32	1,610	28
Total wholesale	8,288	56	7,938	53
Total	$25,765	100%	$24,345	100%

JPMorgan Chase & Co./2025 Form 10-K	131

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At December 31, 2025, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $774.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 80–82 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 100–107 for further information on related liquidity risk. Refer to Market Risk Management on pages 133-142 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of December 31, 2025 and 2024.

(in billions)	December 31, 2025	December 31, 2024
Tax-oriented investments, primarily in alternative energy and affordable housing	$35.7	$33.3
Private equity, various debt and equity instruments, and real assets	11.3	9.1
Total carrying value	$47.0	$42.4
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

132	JPMorgan Chase & Co./2025 Form 10-K

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
Market Risk Management seeks to measure risk, facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk Management is responsible for the following functions:
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
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 153.
Market Risk Management periodically reviews the Firm’s existing market risk measures to identify opportunities for enhancement, and to the extent appropriate, will calibrate those measures accordingly over time.

JPMorgan Chase & Co./2025 Form 10-K	133

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
•Hedges of mortgage commitments, warehouse loans and MSRs, classified as derivatives
•Interest-only and mortgage-backed securities, classified as trading assets-debt instruments, and related hedges, classified as derivatives
•Fair value option elected liabilities(a)
				•Retained and held-for-sale loan portfolios •Deposits	•Fair value option elected liabilities DVA(a)
CIB	•Makes markets and services clients across fixed income, foreign exchange, equities and commodities •Originates loans and takes deposits
•Risk of loss from adverse movements in market prices and implied volatilities across interest rate, foreign exchange, credit, commodity and equity instruments
•Basis and correlation risk from changes in the way asset values move relative to one another
•Interest rate risk and prepayment risk

•Trading assets/liabilities-debt and marketable equity instruments, and derivatives, including hedges of the retained loan portfolio
•Certain securities purchased, loaned or sold under resale agreements and securities borrowed
•Fair value option elected liabilities(a)
•Certain fair value option elected loans
•Derivative CVA and associated hedges
•Marketable equity investments
				•Retained and held-for-sale loan portfolios •Deposits	•Privately held equity and other investments measured at fair value; and certain real estate-related fair value option elected loans •Derivatives FVA and fair value option elected liabilities DVA(a)
AWM	•Provides initial capital investments in products such as mutual funds and capital invested alongside third-party investors •Originates loans and takes deposits	•Risk from adverse movements in market factors (e.g., market prices, rates and credit spreads) •Interest rate risk and prepayment risk	•Debt securities held in advance of distribution to clients, classified as trading assets-debt instruments •Trading assets/liabilities-derivatives that hedge the retained loan portfolio	•Retained and held-for-sale loan portfolios •Deposits
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
(a)Reflects structured notes in Risk Management VaR and the DVA on structured notes in other sensitivity-based measures.

134	JPMorgan Chase & Co./2025 Form 10-K

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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 153 for information regarding model reviews and approvals.
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

JPMorgan Chase & Co./2025 Form 10-K	135

Management’s discussion and analysis
The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
As of or for the year ended December 31,	2025				2024
(in millions)	Avg.	Min	Max		Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$35	$27	$51		$34	$26	$53
Foreign exchange	9	6	15		15	7	23
Equities	17	7	138	(e)	8	4	15
Commodities and other	24	10	48		8	6	13
Diversification benefit to CIB trading VaR (a)	(51)	NM	NM		(32)	NM	NM
CIB trading VaR	34	21	142		33	27	42
Credit Portfolio VaR(b)	21	16	27		22	18	28
Diversification benefit to CIB VaR(a)	(18)	NM	NM		(16)	NM	NM
CIB VaR	37	23	133		39	27	52
CCB VaR	4	2	7		3	1	6
AWM VaR(c)	9	8	12		9	5	10
Corporate VaR(d)	10	9	12		23	7	102
Diversification benefit to other VaR(a)	(11)	NM	NM		(10)	NM	NM
Other VaR	12	10	14		25	10	101
Diversification benefit to CIB and other VaR(a)	(9)	NM	NM		(17)	NM	NM
Total VaR	$40	$25	$136		$47	$30	$91
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
(d)Includes Visa Class C common shares which the Firm disposed of in the second and third quarters of 2024 that resulted in elevated average and maximum Corporate VaR, Other VaR and Total VaR.
(e)The elevated maximum VaR was due to a client-driven equity position that has since matured.
Effective April 1, 2025, the Firm refined the historical proxy time series inputs to one of its VaR models to more appropriately reflect the risk exposure from certain securitization warehousing loan positions. If this refined time series was effective at the beginning of each year presented, the average Total VaR and each of the components would have been lower by the amounts reported in the following table:

(In millions)	Amounts by which reported average VaR would have been lower for the years ended:
	December 31, 2025	December 31, 2024
CIB trading VaR by risk type: Fixed income	$(1)	$(3)
CIB trading VaR	(2)	(3)
CIB VaR	(1)	(3)
Total VaR	(1)	(2)
2025 compared with 2024
Average Total VaR decreased by $7 million for the year ended December 31, 2025 when compared with the prior year driven by decreased exposure to Visa Class C common shares in Corporate VaR and market volatility rolling out of the one-year historical look-back period in the foreign exchange and fixed income risk types. This decrease was predominantly offset by increased risk exposure in the commodities and equities risk types.

136	JPMorgan Chase & Co./2025 Form 10-K

The following graph presents daily Risk Management VaR for the four trailing quarters. The movements in the first quarter of 2025 were due to a client-driven equity position that has since matured.
Daily Risk Management VaR

First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025

JPMorgan Chase & Co./2025 Form 10-K	137

Management’s discussion and analysis
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
For the 12 months ended December 31, 2025, the Firm posted backtesting gains on 174 of the 259 days, and observed 12 VaR backtesting exceptions, of which four were in the three months ended December 31, 2025. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in CIB Markets revenue, as the population of positions which comprise each metric are different and due to the exclusion of certain components of total net revenue in backtesting gains and losses as described above.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended December 31, 2025. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
Distribution of Daily Backtesting Gains and Losses

138	JPMorgan Chase & Co./2025 Form 10-K

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
Structural interest rate risk management
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities which are included in VaR, but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits, issuing debt, as well as the investment securities portfolio, and associated derivative instruments. Refer to the table on page 134 for a summary by LOB and Corporate identifying positions included in earnings-at-risk.
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

JPMorgan Chase & Co./2025 Form 10-K	139

Management’s discussion and analysis
experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products.
Earnings-at-risk
One way that the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and, in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained and held-for-sale loans, deposits, deposits with banks and financing activities, investment securities, long-term debt, related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 134. These simulations also include hedges of non-U.S. dollar foreign exchange exposures arising from capital investments. Refer to non-U.S. dollar foreign exchange risk on page 142 for more information.
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
The Firm’s earnings-at-risk sensitivities are measures of the Firm’s interest rate exposure. The Firm’s actual net interest income for the rate changes presented may differ as the earnings-at-risk scenarios are modelled as instantaneous changes and exclude any actions that could be taken by the Firm or its clients or customers in response to rate changes. Other significant assumptions in the earnings-at-risk scenarios, including mortgage prepayments and deposit rates paid, may also differ from actual results. The Firm’s forecast for net interest income is included in the Firm’s outlook on page 50.

140	JPMorgan Chase & Co./2025 Form 10-K

The Firm’s sensitivities are presented in the table below.

December 31, (in billions)	2025(a)	2024(a)
Parallel shift:
+100 bps shift in rates	$2.1	$2.3
-100 bps shift in rates	(2.4)	(2.5)
+200 bps shift in rates	3.7	4.6
-200 bps shift in rates	(6.0)	(4.9)
Steeper yield curve:
+100 bps shift in long-term rates	1.4	1.0
-100 bps shift in short-term rates	(1.0)	(1.4)
Flatter yield curve:
+100 bps shift in short-term rates	0.7	1.2
-100 bps shift in long-term rates	(1.4)	(1.1)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of December 31, 2025 compared to December 31, 2024, was primarily driven by the net impact of Treasury and CIO actual and forecasted actions, including an increase in cash flow hedges of floating rate loans and in investment securities, both of which add duration. The net impact of these actions was largely offset, and more than offset for the -200 bps parallel shift in rates, by the effects from changes in Firmwide deposits.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 194 in Note 2.

JPMorgan Chase & Co./2025 Form 10-K	141

Management’s discussion and analysis
Non-U.S. dollar foreign exchange risk
Non-U.S. dollar FX risk is the risk that changes in foreign exchange rates affect the value of the Firm’s assets or liabilities or future results. The Firm has structural non-U.S. dollar FX exposures arising from capital investments, forecasted expense and revenue, the investment securities portfolio and non-U.S. dollar-denominated debt issuance. Treasury and CIO, working in partnership with the LOBs, primarily manage these risks on behalf of the Firm. Treasury and CIO may hedge certain of these risks using derivatives. Refer to Business Segment & Corporate Results on page 63 for additional information.
Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 134 for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at December 31, 2025 and 2024, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)
Activity	Description	Sensitivity measure	December 31, 2025	December 31, 2024

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(60)	$(53)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,549)	(1,030)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(11)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	19	28
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(2)	(2)
Fair value option elected liabilities - funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	55	47
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)Impact recognized through net revenue.
(c)Impact recognized through noninterest expense.
(d)Impact recognized through OCI.

142	JPMorgan Chase & Co./2025 Form 10-K

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
Organization and management
Country Risk Management is an independent risk management function that assesses, measures and monitors exposure to country risk across the Firm.
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

JPMorgan Chase & Co./2025 Form 10-K	143

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
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2025, and their comparative exposures as of December 31, 2024. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.
The increase in exposure to the United Kingdom when compared to December 31, 2024 was predominantly driven by higher holdings of government debt securities due to increased investment and market-making securities activities, as well as an increase in wholesale lending exposures.
The Firm continues to monitor its exposure to Russia, which corresponds to cash placed with the central bank, but which excludes deposits placed on behalf of clients at the Deposit Insurance Agency of Russia. The Firm currently believes that its remaining exposure to Russia is not material. Refer to Note 30 on page 303 for information concerning Russian litigation.

Top 20 country exposures (excluding the U.S.)(a)
December 31, (in billions)	2025					2024(f)
	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$83.9	$15.7	$—	$0.7	$100.3	$103.9
United Kingdom	26.1	27.0	36.9	3.2	93.2	76.1
Japan	64.4	4.2	8.4	0.3	77.3	63.1
France	0.7	14.6	8.3	1.3	24.9	18.0
Brazil	10.0	5.0	5.9	—	20.9	14.7
Australia	5.6	9.1	2.8	0.1	17.6	14.3
Canada	2.0	11.9	2.1	0.2	16.2	15.1
Switzerland	4.5	5.2	2.3	3.0	15.0	13.6
Mexico	1.7	8.9	3.0	—	13.6	7.2
South Korea	1.1	3.3	8.5	0.5	13.4	10.3
Mainland China	2.7	6.6	3.9	—	13.2	13.4
India	1.2	6.7	4.7	0.4	13.0	11.3
Saudi Arabia	0.9	8.9	2.6	—	12.4	9.4
Italy	0.1	8.5	2.7	0.3	11.6	10.4
Singapore	2.0	2.5	4.4	0.4	9.3	7.4
Belgium	4.5	1.6	0.5	—	6.6	5.4
Netherlands	0.2	6.1	0.1	0.1	6.5	5.9
United Arab Emirates	0.1	4.7	0.9	—	5.7	2.6
Chile	3.0	1.6	0.5	—	5.1	1.7
Spain	0.1	4.4	0.1	—	4.6	6.1
(a)Country exposures presented in the table reflect 87% and 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at December 31, 2025 and 2024, respectively.
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
(f)The country rankings presented in the table as of December 31, 2024, are based on the country rankings of the corresponding exposures at December 31, 2025, not actual rankings of such exposures at December 31, 2024.

144	JPMorgan Chase & Co./2025 Form 10-K

CLIMATE RISK MANAGEMENT
Climate risk refers to the potential threats posed by climate change to the Firm and its clients, customers, operations and business strategy. Climate change is viewed as a driver of risk that may impact existing types of risks managed by the Firm. Climate risk is categorized into physical risk and transition risk.
Physical risk involves economic costs and financial losses due to a changing climate. Acute physical risk drivers include the increased frequency or severity of climate and weather events, such as floods, wildfires and tropical cyclones. Chronic physical risk drivers include more gradual shifts in the climate, such as sea level rise, persistent changes in precipitation levels and increases in average ambient temperatures. Indirect physical risk drivers include the second-order effects of these acute and chronic risks, such as supply chain disruptions or changes to property valuations.
Transition risk involves the financial and economic consequences of society’s shift toward a lower-carbon economy. Transition risk drivers include possible changes in public policy, adoption of new technologies and shifts in consumer preferences. Transition risks may also be influenced by changes in the physical climate.
Organization and management
The Firm’s Climate, Nature and Social Risk Management function is responsible for establishing and maintaining the Firmwide framework and strategy for managing climate risk.
Other responsibilities of that function include:
•Establishing and maintaining policies, standards, procedures and processes to support identification, escalation, monitoring and management of climate risk across the Firm
•Developing metrics, scenarios and stress testing mechanisms designed to assess the range of potential climate-related financial and economic impacts to the Firm
•Establishing a Firmwide climate risk data strategy and the supporting climate risk technology infrastructure
The LOBs and Corporate are responsible for the identification, assessment and management of climate risks present in their business activities and for the adherence to applicable climate-related laws, rules and regulations.

Governance and oversight
The Firm’s framework and strategy for identifying, monitoring and managing climate risk is integrated into the Firm’s risk governance framework. This framework allows for the escalation of significant climate risk-related issues to LOB Risk Committees. The Board Risk Committee also receives information on significant climate risks and climate-related initiatives, as appropriate.

JPMorgan Chase & Co./2025 Form 10-K	145

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
Operational Risk Governance
The LOBs and Corporate are responsible for the management of operational risk. The Control Management Organization, which consists of control managers within each LOB and Corporate, is responsible for the day-to-day execution of the CCOR Management Framework.
The Firm’s Global Chief Compliance Officer (“CCO”) and FRE for Operational Risk and Qualitative Risk Appetite is responsible for defining the CCOR Management Framework and establishing the minimum standards for its execution. The LOB and Corporate aligned officers of the CCOR organization oversee activity performed by their aligned LOB and Corporate. These officers report to the Global CCO and FRE for Operational Risk and Qualitative Risk Appetite and are independent of the respective businesses or functions that they oversee. The CCOR Management Framework is included in the Risk Governance and Oversight Policy that is reviewed and approved by the Board Risk Committee periodically.
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
Operational Risk Measurement
The CCOR organization is responsible for providing independent, risk-based review and oversight of assessments conducted by the LOBs and Corporate with respect to compliance, conduct and operational risks. This includes oversight of the LOBs’ and Corporate’s assessments of the design, execution, and evaluation of associated controls, against standards established by the CCOR organization.
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
Refer to Capital Risk Management on pages 89–99 for information related to operational risk RWA, and CCAR.
Operational Risk Monitoring and Testing
Independent testing and monitoring of controls are integral components of the CCOR Management Framework. These testing and monitoring activities are

146	JPMorgan Chase & Co./2025 Form 10-K

conducted under the CCOR organization’s Monitoring and Testing Program (“M&T Program”) and:
•are based upon the Firm’s compliance, conduct and operational risk assessments;
•are designed to identify control gaps or deficiencies, including potential non-compliance with applicable laws, rules and regulations; and
•assess whether the procedures, processes and controls used by the Firm to mitigate compliance, conduct and operational risk are well-designed and functioning as intended.
The Testing Center of Excellence (“TCoE”), reporting to the Control Management Organization, is responsible for executing testing activities outlined under the M&T Program, and the CCOR organization Testing Program Governance and Oversight team provides independent governance and oversight of both the M&T Program and the TCoE testing activities through defined processes and responsibilities.
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
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories include Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk. Refer to pages 150, 151, 152 and 153, respectively for more information on Compliance, Conduct, Legal, and Estimations and Model risk. Details on other select examples of operational risks such as firmwide resiliency, payment fraud and third-party outsourcing, as well as cybersecurity, are provided below.
Firmwide resiliency risk
Disruptions of the Firm’s business and operations can occur due to forces beyond the Firm’s control such as health emergencies, severe weather, natural disasters, the effects of climate change, utility or telecommunications failures, interruption of service from third-party service providers, cyberattacks, civil unrest or terrorism. The Firm’s resiliency framework is intended to enable the Firm to prepare for and adapt to changing conditions and withstand and recover from, and address adverse effects on its operations caused by, disruptions that may impact critical business functions and supporting assets, including its staff, technology, data and facilities, as well as those of third-party service providers. The framework includes governance, awareness training, planning and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage resiliency risks. The framework operates in accordance with the Firm’s overall approach to Operational Risk Management, including alignment with technology, cybersecurity, data, physical security, crisis management, real estate and outsourcing programs.
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

JPMorgan Chase & Co./2025 Form 10-K	147

Management’s discussion and analysis
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
The Firm has experienced, and expects that it will continue to experience, a higher volume and complexity of cyber attacks against the backdrop of heightened geopolitical tensions and emerging technologies that can be leveraged by attackers, including artificial intelligence. The Firm has implemented measures and controls reasonably designed to address this evolving environment, including enhanced threat monitoring. In addition, the Firm continues to review and enhance its capabilities to address associated risks, such as those relating to the management of administrative access to systems.
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

148	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	149

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
Code of Conduct
The Firm has a Code of Conduct (the “Code”) that sets forth the Firm’s expectation that employees will conduct themselves with integrity, at all times. The Code provides the principles that help govern employee conduct with clients, customers, suppliers, vendors, shareholders, regulators, other employees, as well as with the markets and communities in which the Firm operates. The Code requires employees to promptly report any potential or actual violation of the Code, Firm policies, or laws, rules or regulations applicable to the Firm’s business. It also requires employees to report any illegal or unethical conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, consultants, clients, customers, suppliers, contract or temporary workers, or business partners or agents. Conduct training is assigned to newly-hired employees after joining the Firm, and to current employees periodically thereafter. Employees are required to affirm their compliance with the Code annually.
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

150	JPMorgan Chase & Co./2025 Form 10-K

CONDUCT RISK MANAGEMENT
Conduct risk, a subcategory of operational risk, is the risk that any action or misconduct by an employee could lead to unfair client or customer outcomes, impact the integrity of the markets in which the Firm operates, harm employees or the Firm, or compromise the Firm’s reputation.
Overview
Each LOB and Corporate is accountable for identifying and managing its conduct risk to provide appropriate engagement, ownership and sustainability of a culture consistent with the Firm’s Business Principles. The Business Principles serve as a guide for how employees are expected to conduct themselves. With the Business Principles serving as a guide, the Firm’s Code sets out the Firm’s expectations for each employee and provides information and resources to help employees conduct business ethically and in compliance with applicable laws, rules and regulations everywhere the Firm operates. Refer to Compliance Risk Management on page 150 for further discussion of the Code.

Governance and oversight
The Firm’s oversight and coordination of conduct risk is managed in the same manner as Compliance risk. Refer to Compliance Risk Management on page 150 for further information.
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

JPMorgan Chase & Co./2025 Form 10-K	151

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
Legal serves on and advises various committees and advises the Firm’s LOBs and Corporate on potential reputation risk issues.

152	JPMorgan Chase & Co./2025 Form 10-K

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
Refer to Critical Accounting Estimates Used by the Firm on pages 154–157 and Note 2 for a summary of model-based valuations and other valuation techniques.

JPMorgan Chase & Co./2025 Form 10-K	153

Management’s discussion and analysis

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Notes 10 and 13 for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses.
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
•Key MEVs for the wholesale portfolio include U.S. unemployment, U.S. real GDP growth rate, U.S. equity prices, U.S. interest rates, U.S. corporate credit spreads, oil prices, U.S. commercial real estate prices and U.S. HPI.
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
For example, compared to the Firm’s central scenario shown on page 129 and in Note 13, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.0% higher over the eight-quarter forecast, with a peak difference of approximately 2.8% in the fourth quarter of 2026.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of December 31, 2025, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this

154	JPMorgan Chase & Co./2025 Form 10-K

analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2025, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $1.2 billion for residential real estate loans and lending-related commitments
•An increase of approximately $4.4 billion for credit card loans
•An increase of approximately $5.1 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
In the fourth quarter of 2025, the Firm recorded an allowance related to the Apple Card transaction, estimated based on certain forward-looking assumptions of the portfolio’s risk characteristics and expected credit losses at the time of closing. The forecasted Apple credit card portfolio is excluded from the modeled estimates sensitivity analysis above while the Firm integrates the Apple Card transaction into its allowance model.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the year ended December 31, 2025.

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

December 31, 2025 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$327,018	$—
Securities borrowed	98,111	—
Trading assets:
Trading-debt and equity instruments	745,096	2,794
Derivative receivables(a)	57,777	8,926
Total trading assets	802,873	11,720
AFS securities	507,198	111
Loans	70,684	3,062
MSRs	9,167	9,167
Other	14,801	1,047
Total assets measured at fair value on a recurring basis	1,829,852	25,107
Total assets measured at fair value on a nonrecurring basis	2,018	1,392
Total assets measured at fair value	$1,831,870	$26,499
Total Firm assets	$4,424,900
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
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

JPMorgan Chase & Co./2025 Form 10-K	155

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
For the year ended December 31, 2025, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of December 31, 2025. For each of the reporting units, fair value exceeded carrying value by at least 20% and there was no indication of a significant risk of goodwill impairment based on current projections and valuations.
The projections for the Firm’s reporting units are consistent with management’s current business outlook assumptions in the short term, and the Firm’s best estimates of long-term growth and return on equity in the longer term. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of December 31, 2025.
Credit card rewards liability
JPMorganChase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $16.0 billion and $14.4 billion at December 31, 2025 and 2024, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on higher spend and promotional offers that has outpaced redemptions throughout 2025.
The rewards liability is sensitive to redemption rate (“RR”) and cost per point (“CPP”) assumptions. The RR

156	JPMorgan Chase & Co./2025 Form 10-K

assumption is used to estimate the number of points earned by customers that will be redeemed over the life of the account. The CPP assumption is used to estimate the cost of future point redemptions. These assumptions are evaluated periodically considering historical actuals, cardholder redemption behavior and management judgment. Updates to these assumptions will impact the rewards liability. As of December 31, 2025, a combined increase of 25 basis points in RR and 1 basis point in CPP would increase the rewards liability by approximately $512 million.
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
The Firm has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”) carryforwards, foreign tax credit (“FTC”) carryforwards, and general business tax credit
(“GBC”) carryforwards. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, including foreign source income, and may incorporate various tax planning strategies, including strategies that may be available to utilize NOLs and FTCs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2025, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
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
Refer to Note 25 for additional information on income taxes.
Litigation reserves
Refer to Note 30 for a description of the significant estimates and judgments associated with establishing litigation reserves.

JPMorgan Chase & Co./2025 Form 10-K	157

Management’s discussion and analysis

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2025
Standard	Summary of guidance	Effects on financial statements
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

•Adopted retrospectively for the Firm’s annual Consolidated Financial Statements for the year ended December 31, 2025.
•The adoption of this guidance resulted in expanded income tax disclosures, including more detailed information about the Firm’s effective tax rate and income tax expense reconciliation by specific categories, as well as disclosure of income taxes paid, disaggregated by jurisdiction. Refer to Note 25 for further information.

158	JPMorgan Chase & Co./2025 Form 10-K

FASB Standards Issued but not yet Adopted as of December 31, 2025
Standard	Summary of guidance	Effects on financial statements
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	•Requires additional disaggregation of specific types of expenses within the Notes to the Consolidated Financial Statements on an annual and interim basis.
•Required effective date: Annual financial statements for the year ending December 31, 2027.(a)
•The guidance may be applied on a prospective or retrospective basis.
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

•Required effective date: January 1, 2027.(a)
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

•Required effective date: January 1, 2028.(a)
•The guidance may be applied on a prospective, modified, or retrospective transition basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

Financial Instruments - Credit Losses: Purchased Loans Issued November 2025
•Establishes an additional allowance framework for purchased, seasoned held-for-investment loans, excluding credit cards.
•Requires that management’s initial estimate of expected credit losses be recognized as an increase to the allowance for credit losses with a corresponding increase to the loan’s amortized cost.

•Required effective date: January 1, 2027.(a)
•The guidance is required to be applied on a prospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

Derivatives and Hedging: Hedge Accounting Improvements Issued November 2025
•Amends the hedge accounting guidance to allow different risks to be pooled in the same portfolio for cash flow hedging, if the hedging instrument is highly effective against each hedged risk in the portfolio.
•Provides greater flexibility and expands eligibility for hedge accounting, including hedges of nonfinancial transactions, variable rate borrowings, net investment hedges, and hedges involving the use of written options.

•Required effective date: January 1, 2027.(a)
•The guidance is required to be applied on a prospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

(a)Early adoption is permitted.

JPMorgan Chase & Co./2025 Form 10-K	159

Management’s discussion and analysis

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorganChase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorganChase’s disclosures in this 2025 Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
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
•Damage to the Firm’s reputation;
•Ability of the Firm to appropriately address public criticism of its business activities;
•Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption, including in the interest rate environment;
•Technology changes instituted by the Firm, its counterparties or competitors, including AI;
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
•Occurrence of natural or man-made disasters or calamities, including health emergencies, an outbreak or escalation of hostilities or other geopolitical instabilities, the effects of climate change or extraordinary events beyond the Firm’s control, and the Firm’s ability to deal effectively with disruptions caused by the foregoing;
•Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
•Ability of the Firm to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
•Ability of the Firm to effectively defend itself against cyber attacks and other attempts by unauthorized parties to access information of the Firm or its customers and clients or to disrupt the Firm’s systems; and
•The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in JPMorganChase’s 2025 Form 10-K.
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

160	JPMorgan Chase & Co./2025 Form 10-K

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed, management concluded that as of December 31, 2025, JPMorganChase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2025.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Jeremy Barnum
Executive Vice President and Chief Financial Officer

February 13, 2026

JPMorgan Chase & Co./2025 Form 10-K	161

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Firm’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Firm as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

162	JPMorgan Chase & Co./2025 Form 10-K

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
Allowance for Loan Losses – Portfolio-Based Component of the Wholesale and Credit Card Retained Loan Portfolios
As described in Note 13 to the consolidated financial statements, as of December 31, 2025, the allowance for loan losses for the portfolio-based component of the wholesale and credit card retained loan portfolios was $7.6 billion and $15.6 billion, respectively, on total portfolio-based wholesale and credit card retained loans of $788.0 billion and $247.8 billion, respectively. The Firm’s allowance for loan losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm's retained loan portfolios. The portfolio-based component begins with a quantitative calculation that covers expected credit losses over a loan’s expected life. The expected credit losses are derived using a weighted average of five internally developed macroeconomic scenarios over an eight-quarter forecast period. As disclosed by management, one of the most significant judgments involved in estimating the allowance for loan losses relates to the forecasted macroeconomic variables used to estimate credit losses over the eight-quarter forecast period within management’s methodology. The significant forecasted macroeconomic variables for the consumer portfolio include regional U.S. unemployment rates and U.S. HPI. The significant forecasted macroeconomic variables for the wholesale portfolio include U.S. unemployment, U.S. real GDP growth rate, U.S. equity prices, U.S. interest rates, U.S. corporate credit spreads, oil prices, U.S. commercial real estate prices and U.S. HPI.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the portfolio-based component of the wholesale and credit card retained loan portfolios is a critical audit matter are (i) the significant judgment by management when developing the allowance for loan losses related to the portfolio-based component of the wholesale and credit card retained loan portfolios; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the U.S. unemployment and the U.S. real GDP growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan losses related to the portfolio-based component of the wholesale and credit card retained loan portfolios, including controls over the development of the forecasted macroeconomic variables. These procedures also included, among others, (i) testing management’s process for developing the allowance for loan losses related to the portfolio-based component of the wholesale and credit card retained loan portfolios (ii) testing the completeness and accuracy of certain data used in developing the forecasted macroeconomic variables and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the methodology used by management in developing the forecasted macroeconomic variables and (b) the reasonableness of the U.S. unemployment and the U.S. real GDP growth rate assumptions.
Fair Value of Certain Level 3 Financial Instruments
As described in Note 2 to the consolidated financial statements, as of December 31, 2025, the Firm had certain financial instruments which included $2.4 billion of deposits, $5.6 billion of short-term borrowings and $46.7 billion of long-term debt, which are measured at fair value on a recurring basis and are classified as level 3. Financial instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs are classified within level 3 of the fair value hierarchy. The principal valuation techniques and unobservable inputs used by management to measure the fair value of certain level 3 financial instruments include the following internally developed valuation models: (i) option pricing, which uses unobservable inputs related to interest rate volatility, Bermudan switch value, interest rate correlation, interest rate-to-foreign exchange correlation, equity volatility, equity correlation, equity-to-foreign exchange correlation and equity-to-interest rate correlation and (ii) discounted cash flows, which uses unobservable inputs related to credit correlation, credit spread, recovery rate, yield and loss severity.
The principal considerations for our determination that performing procedures relating to the fair value of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level

JPMorgan Chase & Co./2025 Form 10-K	163

Report of Independent Registered Public Accounting Firm
3 financial instruments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the aforementioned unobservable inputs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value estimate of certain level 3 financial instruments, including controls over the aforementioned unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of the fair value for a sample of certain level 3 financial instruments using independently developed unobservable inputs and (b) comparing the independent estimate of the fair value to management’s estimate.
New York, New York
February 13, 2026

We have served as the Firm’s auditor since 1965.

164	JPMorgan Chase & Co./2025 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2025	2024	2023
Revenue
Investment banking fees	$9,615	$8,910	$6,519
Principal transactions	27,212	24,787	24,460
Lending- and deposit-related fees	9,093	7,606	7,413
Asset management fees	20,327	17,801	15,220
Commissions and other fees	8,539	7,530	6,836
Investment securities losses	(57)	(1,021)	(3,180)
Mortgage fees and related income	1,381	1,401	1,176
Card income	4,720	5,497	4,784
Other income	6,174	12,462	5,609
Noninterest revenue	87,004	84,973	68,837
Interest income	193,341	193,933	170,588
Interest expense	97,898	101,350	81,321
Net interest income	95,443	92,583	89,267
Total net revenue	182,447	177,556	158,104

Provision for credit losses	14,212	10,678	9,320

Noninterest expense
Compensation expense	54,487	51,357	46,465
Occupancy expense	5,461	5,026	4,590
Technology, communications and equipment expense	11,029	9,831	9,246
Professional and outside services	12,356	11,057	10,235
Marketing	5,531	4,974	4,591
Other expense	6,776	9,552	12,045
Total noninterest expense	95,640	91,797	87,172
Income before income tax expense	72,595	75,081	61,612
Income tax expense	15,547	16,610	12,060
Net income	$57,048	$58,471	$49,552
Net income applicable to common stockholders	$55,681	$56,868	$47,760
Net income per common share data
Basic earnings per share	$20.05	$19.79	$16.25
Diluted earnings per share	20.02	19.75	16.23

Weighted-average basic shares	2,776.5	2,873.9	2,938.6
Weighted-average diluted shares	2,781.5	2,879.0	2,943.1
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2025 Form 10-K	165

JPMorgan Chase & Co.
Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2025	2024	2023
Net income	$57,048	$58,471	$49,552
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	3,569	(87)	5,381
Translation adjustments, net of hedges	1,339	(858)	329
Fair value hedges	64	(87)	(101)
Cash flow hedges	3,388	(882)	1,724
Defined benefit pension and OPEB plans	579	(63)	373
DVA on fair value option elected liabilities	(773)	(36)	(808)
Total other comprehensive income/(loss), after–tax	8,166	(2,013)	6,898
Comprehensive income	$65,214	$56,458	$56,450
The Notes to Consolidated Financial Statements are an integral part of these statements.

166	JPMorgan Chase & Co./2025 Form 10-K

JPMorgan Chase & Co.
Consolidated balance sheets

December 31, (in millions, except share data)	2025	2024
Assets
Cash and due from banks	$21,742	$23,372
Deposits with banks	321,596	445,945
Federal funds sold and securities purchased under resale agreements (included $327,018 and $286,771 at fair value)	336,426	295,001
Securities borrowed (included $98,111 and $83,962 at fair value)	286,191	219,546
Trading assets (included assets pledged of $165,927 and $136,070)	802,873	637,784
Available-for-sale securities (amortized cost of $507,226 and $411,045; included assets pledged of $7,735 and $10,162)	507,198	406,852
Held-to-maturity securities	270,134	274,468
Investment securities, net of allowance for credit losses	777,332	681,320
Loans (included $70,684 and $41,350 at fair value)	1,493,429	1,347,988
Allowance for loan losses	(25,765)	(24,345)
Loans, net of allowance for loan losses	1,467,664	1,323,643
Accrued interest and accounts receivable	111,599	101,223
Premises and equipment	36,244	32,223
Goodwill, MSRs and other intangible assets	64,458	64,560
Other assets (included $15,849 and $15,122 at fair value and assets pledged of $11,984 and $6,288)	198,775	178,197
Total assets(a)	$4,424,900	$4,002,814
Liabilities
Deposits (included $20,930 and $33,768 at fair value)	$2,559,320	$2,406,032
Federal funds purchased and securities loaned or sold under repurchase agreements (included $360,194 and $226,329 at fair value)	442,396	296,835
Short-term borrowings (included $32,460 and $26,521 at fair value)	64,776	52,893
Trading liabilities	216,019	192,883
Accounts payable and other liabilities (included $6,660 and $5,893 at fair value)	316,794	280,672
Beneficial interests issued by consolidated VIEs (included $5 and $1 at fair value)	27,951	27,323
Long-term debt (included $134,559 and $100,780 at fair value)	435,206	401,418
Total liabilities(a)	4,062,462	3,658,056
Commitments and contingencies (refer to Notes 28, 29 and 30)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 2,005,375 and 2,005,375 shares)	20,045	20,050
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	91,114	90,911
Retained earnings	416,055	376,166
Accumulated other comprehensive losses	(4,290)	(12,456)
Treasury stock, at cost (1,408,661,319 and 1,307,313,494 shares)	(164,591)	(134,018)
Total stockholders’ equity	362,438	344,758
Total liabilities and stockholders’ equity	$4,424,900	$4,002,814
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2025 and 2024. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

December 31, (in millions)	2025	2024
Assets
Trading assets	$4,835	$3,885
Loans	37,777	36,510
All other assets	683	681
Total assets	$43,295	$41,076
Liabilities
Beneficial interests issued by consolidated VIEs	$27,951	$27,323
All other liabilities	691	454
Total liabilities	$28,642	$27,777
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2025 Form 10-K	167

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2025	2024	2023
Preferred stock
Balance at January 1	$20,050	$27,404	$27,404
Issuance	2,995	2,496	—
Redemption	(3,000)	(9,850)	—
Balance at December 31	20,045	20,050	27,404
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	90,911	90,128	89,044
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	220	768	1,084
Other	(17)	15	—
Balance at December 31	91,114	90,911	90,128
Retained earnings
Balance at January 1	376,166	332,901	296,456
Cumulative effect of change in accounting principles	—	(161)	449
Net income	57,048	58,471	49,552
Preferred stock dividends	(1,099)	(1,259)	(1,501)
Common stock dividends ($5.80, $4.80 and $4.10 per share for 2025, 2024 and 2023, respectively)	(16,060)	(13,786)	(12,055)
Balance at December 31	416,055	376,166	332,901
Accumulated other comprehensive income/(loss)
Balance at January 1	(12,456)	(10,443)	(17,341)
Other comprehensive income/(loss), after-tax	8,166	(2,013)	6,898
Balance at December 31	(4,290)	(12,456)	(10,443)
Treasury stock, at cost
Balance at January 1	(134,018)	(116,217)	(107,336)
Repurchase	(31,924)	(19,007)	(9,980)
Reissuance	1,351	1,206	1,099
Balance at December 31	(164,591)	(134,018)	(116,217)
Total stockholders’ equity	$362,438	$344,758	$327,878
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
The Notes to Consolidated Financial Statements are an integral part of these statements.

168	JPMorgan Chase & Co./2025 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of cash flows

Year ended December 31, (in millions)	2025	2024	2023
Operating activities
Net income	$57,048	$58,471	$49,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,212	10,678	9,320
Depreciation and amortization	8,821	7,938	7,512
Deferred tax (benefit)/expense	5,611	2,004	(4,534)
Estimated bargain purchase gain associated with the First Republic acquisition	—	(103)	(2,775)
Initial gain on the Visa share exchange	—	(7,990)	—
Other	1,309	1,985	4,301
Originations and purchases of loans held-for-sale	(260,772)	(212,238)	(115,245)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	235,232	205,303	116,430
Net change in:
Trading assets	(156,461)	(95,729)	(74,091)
Securities borrowed	(66,648)	(18,762)	(14,902)
Accrued interest and accounts receivable	(11,514)	5,735	19,928
Other assets	(12,582)	(7,650)	32,970
Trading liabilities	23,134	2,276	5,315
Accounts payable and other liabilities	5,270	(90)	(25,388)
Other operating adjustments	9,558	6,160	4,581
Net cash (used in)/provided by operating activities	(147,782)	(42,012)	12,974
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(41,264)	(18,706)	39,740
Held-to-maturity securities:
Proceeds from paydowns and maturities	54,791	99,363	53,056
Purchases	(5,432)	(4,709)	(4,141)
Available-for-sale securities:
Proceeds from paydowns and maturities	37,414	38,499	53,744
Proceeds from sales	141,295	104,625	108,434
Purchases	(308,772)	(352,712)	(115,499)
Proceeds from sales and securitizations of loans held-for-investment	57,565	57,921	47,312
Other changes in loans, net	(188,497)	(83,176)	(88,343)
Net cash used in First Republic Acquisition	—	(2,362)	(9,920)
All other investing activities, net	(12,665)	(2,146)	(16,740)
Net cash (used in)/provided by investing activities	(265,565)	(163,403)	67,643
Financing activities
Net change in:
Deposits	153,168	3,299	(32,196)
Federal funds purchased and securities loaned or sold under repurchase agreements	145,535	80,288	13,801
Short-term borrowings	9,422	7,439	(1,934)
Beneficial interests issued by consolidated VIEs	(622)	1,543	9,029
Proceeds from long-term borrowings	120,761	109,915	75,417
Payments of long-term borrowings	(108,100)	(96,605)	(64,880)
Proceeds from issuance of preferred stock	3,000	2,500	—
Redemption of preferred stock	(3,000)	(9,850)	—
Treasury stock repurchased	(31,591)	(18,830)	(9,824)
Dividends paid	(16,625)	(14,783)	(13,463)
All other financing activities, net	(2,415)	(1,469)	(1,521)
Net cash provided by/(used in) financing activities	269,533	63,447	(25,571)
Effect of exchange rate changes on cash and due from banks and deposits with banks	17,835	(12,866)	1,871
Net increase/(decrease) in cash and due from banks and deposits with banks	(125,979)	(154,834)	56,917
Cash and due from banks and deposits with banks at the beginning of the period	469,317	624,151	567,234
Cash and due from banks and deposits with banks at the end of the period	$343,338	$469,317	$624,151
Cash interest paid	$96,436	$99,642	$77,114
Cash income taxes paid, net	5,309	11,715	9,908
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2025 Form 10-K	169

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
Certain Firm-sponsored asset management funds are structured as limited partnerships or limited liability companies. For many of these entities, the Firm is the general partner or managing member, but the non-
affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these voting interest entities. However, in the limited cases where the non-managing partners or members do not have substantive kick-out or participating rights, the Firm evaluates the funds as VIEs and consolidates the funds if the Firm is the general partner or managing member and has both power and a potentially significant interest.
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

170	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	171

Notes to consolidated financial statements
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
The adoption of this guidance under the modified retrospective method on January 1, 2024 resulted in a change to the classification and timing of the amortization associated with certain of the Firm's alternative energy tax-oriented investments. As a result of the adoption, the amortization of these investments that was previously recognized in other income became recognized in income tax expense. The change in accounting resulted in a decrease to retained earnings of $161 million and increased the Firm’s income tax expense and the effective tax rate by approximately $450 million and two percentage points, respectively, in the first quarter of 2024, with no material impact to net income.
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

172	JPMorgan Chase & Co./2025 Form 10-K

Significant accounting policies
The following table identifies JPMorganChase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 2	page 174
Fair value option	Note 3	page 196
Derivative instruments	Note 5	page 202
Noninterest revenue and noninterest expense	Note 6	page 218
Interest income and interest expense	Note 7	page 222
Pension and other postretirement employee benefit plans	Note 8	page 223
Employee share-based incentives	Note 9	page 226
Investment securities	Note 10	page 228
Securities financing activities	Note 11	page 233
Loans	Note 12	page 236
Allowance for credit losses	Note 13	page 258
Variable interest entities	Note 14	page 263
Goodwill, mortgage servicing rights, and other intangible assets	Note 15	page 272
Premises and equipment	Note 16	page 277
Leases	Note 18	page 278
Accounts payable and other liabilities	Note 19	page 280
Long-term debt	Note 20	page 281
Earnings per share	Note 23	page 286
Income taxes	Note 25	page 288
Off–balance sheet lending-related financial instruments, guarantees, and other commitments	Note 28	page 295
Litigation	Note 30	page 302

JPMorgan Chase & Co./2025 Form 10-K	173

Notes to consolidated financial statements
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
The VCG determines any valuation adjustments that may be required to the estimates provided by the risk-taking functions. No adjustments to quoted prices are applied for instruments classified within level 1 of the fair value hierarchy (refer to the discussion of the fair value hierarchy on page 175 for further information). For other positions, judgment is required to assess the need for valuation adjustments to appropriately reflect liquidity considerations, unobservable parameters, and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm:
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

174	JPMorgan Chase & Co./2025 Form 10-K

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
•Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality (CVA), the Firm’s own creditworthiness (DVA) and the impact of funding (FVA), using a consistent framework across the Firm. Refer to Credit and funding adjustments on page 191 of this Note for more information on such adjustments.
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

JPMorgan Chase & Co./2025 Form 10-K	175

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
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data.	Predominantly Level 1 or 2

176	JPMorgan Chase & Co./2025 Form 10-K

Product/instrument	Valuation methodology	Classifications in the fair value hierarchy
Derivatives	Actively traded derivatives, e.g., exchange-traded derivatives, that are valued using quoted prices.	Level 1

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
Interest rate (IR) and FX exotic derivatives specific inputs include:
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
Commodity derivatives specific inputs include:
• Forward commodity price
• Commodity volatility
• Commodity correlation
Additionally, adjustments are made to reflect counterparty credit quality (CVA) and the impact of funding (FVA). Refer to page 191 of this Note.
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
• Additional available inputs relevant to the investment

JPMorgan Chase & Co./2025 Form 10-K	177

Notes to consolidated financial statements

Product/instrument	Valuation methodology	Classification in the fair value hierarchy
Fund investments (e.g., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value
	• NAV is supported by the ability to redeem and purchase at the NAV level	Level 1
	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock-up periods or withdrawal limitations) or where observable activity is limited	Level 2 or 3(a)
Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available.	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE.
Structured notes (included in deposits, short-term borrowings and long-term debt)
Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.
The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivatives valuation. Adjustments are then made to this base valuation to reflect the Firm’s own credit risk (DVA). Refer to page 191 of this Note.
Level 2 or 3
(a)Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

178	JPMorgan Chase & Co./2025 Form 10-K

The following table presents the assets and liabilities reported at fair value as of December 31, 2025 and 2024, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2025 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(f)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$327,018	$—	$—	$327,018
Securities borrowed	—	98,111	—	—	98,111
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	157,834	307	—	158,141
Residential – nonagency	—	2,002	5	—	2,007
Commercial – nonagency	—	1,937	—	—	1,937
Total mortgage-backed securities	—	161,773	312	—	162,085
U.S. Treasury, GSEs and government agencies(a)	225,255	18,629	—	—	243,884
Obligations of U.S. states and municipalities	—	6,129	1	—	6,130
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,345	—	—	1,345
Non-U.S. government debt securities (b)	77,385	47,054	245	—	124,684
Corporate debt securities	—	45,053	454	—	45,507
Loans	—	11,782	1,143	—	12,925
Asset-backed securities	—	3,986	27	—	4,013
Total debt instruments	302,640	295,751	2,182	—	600,573
Equity securities	107,585	2,153	138	—	109,876
Physical commodities(c)	20,880	947	30	—	21,857
Other	—	12,346	444	—	12,790
Total debt and equity instruments(d)	431,105	311,197	2,794	—	745,096
Derivative receivables:
Interest rate	1,579	276,565	3,740	(256,483)	25,401
Credit	—	12,018	1,006	(12,545)	479
Foreign exchange	111	181,318	1,807	(163,881)	19,355
Equity(b)	806	95,098	1,819	(91,856)	5,867
Commodity	—	29,961	554	(23,840)	6,675
Total derivative receivables	2,496	594,960	8,926	(548,605)	57,777
Total trading assets(e)	433,601	906,157	11,720	(548,605)	802,873
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	1	90,971	—	—	90,972
Residential – nonagency	—	5,991	—	—	5,991
Commercial – nonagency	—	4,481	3	—	4,484
Total mortgage-backed securities	1	101,443	3	—	101,447
U.S. Treasury and government agencies	315,361	461	—	—	315,822
Obligations of U.S. states and municipalities	—	20,240	—	—	20,240
Non-U.S. government debt securities(b)	34,308	11,347	—	—	45,655
Corporate debt securities	—	20	108	—	128
Asset-backed securities:
Collateralized loan obligations	—	21,947	—	—	21,947
Other(a)	—	1,959	—	—	1,959
Total available-for-sale securities	349,670	157,417	111	—	507,198
Loans	—	67,622	3,062	—	70,684
Mortgage servicing rights	—	—	9,167	—	9,167
Other assets(e)	6,864	6,890	1,047	—	14,801
Total assets measured at fair value on a recurring basis	$790,135	$1,563,215	$25,107	$(548,605)	$1,829,852
Deposits	$—	$18,574	$2,356	$—	$20,930
Federal funds purchased and securities loaned or sold under repurchase agreements	—	360,194	—	—	360,194
Short-term borrowings	—	26,902	5,558	—	32,460
Trading liabilities:
Debt and equity instruments(d)	135,366	33,998	326	—	169,690
Derivative payables:
Interest rate	2,071	253,078	2,434	(250,122)	7,461
Credit	—	15,487	2,141	(15,612)	2,016
Foreign exchange	118	176,521	1,502	(163,308)	14,833
Equity(b)	1,210	110,451	5,356	(102,211)	14,806
Commodity	—	25,799	570	(19,156)	7,213
Total derivative payables	3,399	581,336	12,003	(550,409)	46,329
Total trading liabilities	138,765	615,334	12,329	(550,409)	216,019
Accounts payable and other liabilities	3,967	2,655	38	—	6,660
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	87,886	46,673	—	134,559
Total liabilities measured at fair value on a recurring basis	$142,732	$1,111,550	$66,954	$(550,409)	$770,827

JPMorgan Chase & Co./2025 Form 10-K	179

Notes to consolidated financial statements

	Fair value hierarchy
December 31, 2024 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(f)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$286,771	$—	$—	$286,771
Securities borrowed	—	83,962	—	—	83,962
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	104,312	488	—	104,800
Residential – nonagency	—	2,282	5	—	2,287
Commercial – nonagency	—	1,283	10	—	1,293
Total mortgage-backed securities	—	107,877	503	—	108,380
U.S. Treasury, GSEs and government agencies(a)	150,580	11,702	—	—	162,282
Obligations of U.S. states and municipalities	—	6,100	1	—	6,101
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,950	—	—	3,950
Non-U.S. government debt securities	34,108	54,335	152	—	88,595
Corporate debt securities	—	33,591	390	—	33,981
Loans	—	10,228	1,088	—	11,316
Asset-backed securities	—	2,813	10	—	2,823
Total debt instruments	184,688	230,596	2,144	—	417,428
Equity securities	130,307	1,359	62	—	131,728
Physical commodities(c)	5,957	1,533	26	—	7,516
Other	—	19,935	210	—	20,145
Total debt and equity instruments(d)	320,952	253,423	2,442	—	576,817
Derivative receivables:
Interest rate	4,934	282,019	3,781	(265,789)	24,945
Credit	—	10,379	708	(10,273)	814
Foreign exchange	196	261,520	1,204	(237,608)	25,312
Equity	—	82,855	2,365	(79,935)	5,285
Commodity	—	15,232	394	(11,015)	4,611
Total derivative receivables	5,130	652,005	8,452	(604,620)	60,967
Total trading assets(e)	326,082	905,428	10,894	(604,620)	637,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	91,893	—	—	91,893
Residential – nonagency	—	4,811	—	—	4,811
Commercial – nonagency	—	4,057	8	—	4,065
Total mortgage-backed securities	—	100,761	8	—	100,769
U.S. Treasury and government agencies	234,491	288	—	—	234,779
Obligations of U.S. states and municipalities	—	17,913	—	—	17,913
Non-U.S. government debt securities	23,973	12,272	—	—	36,245
Corporate debt securities	—	70	—	—	70
Asset-backed securities:
Collateralized loan obligations	—	14,943	—	—	14,943
Other(a)	—	2,133	—	—	2,133
Total available-for-sale securities	258,464	148,380	8	—	406,852
Loans	—	38,934	2,416	—	41,350
Mortgage servicing rights	—	—	9,121	—	9,121
Other assets(e)	5,732	6,997	1,344	—	14,073
Total assets measured at fair value on a recurring basis	$590,278	$1,470,472	$23,783	$(604,620)	$1,479,913
Deposits	$—	$31,583	$2,185	$—	$33,768
Federal funds purchased and securities loaned or sold under repurchase agreements	—	226,329	—	—	226,329
Short-term borrowings	—	23,045	3,476	—	26,521
Trading liabilities:
Debt and equity instruments(d)	120,719	32,457	46	—	153,222
Derivative payables:
Interest rate	3,981	266,767	3,480	(264,989)	9,239
Credit	—	12,725	1,071	(11,898)	1,898
Foreign exchange	187	253,196	1,184	(238,970)	15,597
Equity	—	90,908	5,231	(87,491)	8,648
Commodity	—	14,021	467	(10,209)	4,279
Total derivative payables	4,168	637,617	11,433	(613,557)	39,661
Total trading liabilities	124,887	670,074	11,479	(613,557)	192,883
Accounts payable and other liabilities	3,100	2,717	76	—	5,893
Beneficial interests issued by consolidated VIEs	—	1	—	—	1
Long-term debt	—	66,216	34,564	—	100,780
Total liabilities measured at fair value on a recurring basis	$127,987	$1,019,965	$51,780	$(613,557)	$586,175
(a)At December 31, 2025 and 2024, included total U.S. GSE obligations of $158.4 billion and $120.1 billion, respectively, which were mortgage-related.
(b)In the fourth quarter of 2025, the Firm refined the active market assessment of certain products and updated the leveling classification accordingly.
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

180	JPMorgan Chase & Co./2025 Form 10-K

value. Refer to Note 5 for a further discussion of the Firm’s hedge accounting relationships. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.
(d)Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).
(e)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At both December 31, 2025 and 2024, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion, primarily reported in other assets.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

181	JPMorgan Chase & Co./2025 Form 10-K

Notes to consolidated financial statements
Level 3 valuations
The Firm has established well-structured processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). Refer to pages 174–178 of this Note for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation model or other valuation technique to use. Second, due to the lack of observability of significant inputs, management must assess relevant empirical data in deriving valuation inputs including transaction details, yield curves, interest rates, prepayment speeds, default rates, volatilities, correlations, prices (such as commodity, equity or debt prices), valuations of comparable instruments, foreign exchange rates and credit curves.
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

182	JPMorgan Chase & Co./2025 Form 10-K

Level 3 inputs(a)
December 31, 2025
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$889	Discounted cash flows	Yield	0%	70%	7%
			Prepayment speed	7%	14%	9%
			Conditional default rate	0%	2%	0%
			Loss severity	0%	100%	7%
Commercial mortgage-backed securities and loans(c)	1,246	Market comparables	Price	$0	$93	$82
Corporate debt securities	562	Market comparables	Price	$0	$177	$105
Loans(d)	2,385	Market comparables	Price	$0	$102	$80
Non-U.S. government debt securities	245	Market comparables	Price	$2	$124	$99
Net interest rate derivatives	1,301	Option pricing	Interest rate volatility	24bps	490bps	85bps
			Interest rate spread volatility	44bps	59bps	49bps
			Bermudan switch value	0%	48%	17%
			Interest rate correlation	(64)%	97%	58%
			IR-FX correlation	(35)%	60%	5%
			Inflation volatility	11bps	174bps	65bps
	5	Discounted cash flows	Prepayment speed	0%	21%	7%
			Interest rate curve	2%	16%	4%
Net credit derivatives	(1,174)	Discounted cash flows	Credit correlation	30%	79%	52%
			Credit spread	0bps	6,942bps	367bps
			Recovery rate	10%	90%	53%
	39	Market comparables	Price	$0	$115	$77
Net foreign exchange derivatives	357	Option pricing	IR-FX correlation	(50)%	60%	17%
	(52)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	3%	20%	12%
Net equity derivatives	(3,537)	Option pricing	Forward equity price(h)	87%	142%	101%
			Equity volatility	4%	130%	32%
			Equity correlation	0%	100%	54%
			Equity-FX correlation	(75)%	65%	(32)%
			Equity-IR correlation	5%	10%	8%
Net commodity derivatives	(16)	Option pricing	Oil commodity forward	$40 / BBL	$680 / BBL	$202 / BBL
			Natural gas commodity forward	$(1) / MMBTU	$8 / MMBTU	$4 / MMBTU
			Commodity volatility	2%	36%	6%
			Commodity correlation	(30)%	99%	1%
MSRs	9,167	Discounted cash flows	Refer to Note 15
Long-term debt, short-term borrowings, and deposits(e)	52,953	Option pricing	Interest rate volatility	24bps	490bps	85bps
			Bermudan switch value	0%	48%	17%
			Interest rate correlation	(64)%	97%	58%
			IR-FX correlation	(35)%	60%	5%
			Equity volatility	2%	111%	30%
			Equity correlation	0%	100%	54%
			Equity-FX correlation	(75)%	65%	(32)%
			Equity-IR correlation	5%	10%	8%
	1,634	Discounted cash flows	Credit correlation	29%	72%	51%
			Credit spread	1bps	261bps	92bps
			Recovery rate	20%	60%	41%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,323
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $307 million, nonagency securities of $5 million and non-trading loans of $577 million.
(c)Comprises nonagency securities of $3 million, trading loans of $94 million and non-trading loans of $1.1 billion.
(d)Comprises trading loans of $1.0 billion and non-trading loans of $1.3 billion.
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
(f)Includes equity securities of $889 million, including $751 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
(g)Price is a significant unobservable input for certain instruments. When quoted market prices are not readily available, reliance is generally placed on price-based internal valuation techniques. The price input is expressed assuming a par value of $100.
(h)Forward equity price is expressed as a percentage of the current equity price.
(i)Amounts represent weighted averages except for derivative related inputs where arithmetic averages are used.

JPMorgan Chase & Co./2025 Form 10-K	183

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

184	JPMorgan Chase & Co./2025 Form 10-K

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2025, 2024 and 2023. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

JPMorgan Chase & Co./2025 Form 10-K	185

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2025	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$488	$16		$34	$(175)		$(56)	$—	$—	$307	$4
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(6)		—	—		—	—	(4)	—	—
Total mortgage-backed securities	503	16		34	(181)		(56)	—	(4)	312	4
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	152	30		346	(308)		—	59	(34)	245	19
Corporate debt securities	390	28		270	(212)		(10)	22	(34)	454	23
Loans	1,088	(58)		1,413	(930)		(146)	876	(1,100)	1,143	(63)
Asset-backed securities	10	—		28	(11)		—	—	—	27	—
Total debt instruments	2,144	16		2,091	(1,642)		(212)	957	(1,172)	2,182	(17)
Equity securities	62	(34)		264	(229)		—	165	(90)	138	—
Physical commodities	26	3		—	—		1	—	—	30	16
Other	210	2		311	—		(99)	59	(39)	444	192
Total trading assets – debt and equity instruments	2,442	(13)	(c)	2,666	(1,871)		(310)	1,181	(1,301)	2,794	191	(c)
Net derivative receivables:(b)
Interest rate	301	1,329		188	(338)		108	(168)	(114)	1,306	790
Credit	(363)	(637)		94	(10)		10	(273)	44	(1,135)	(569)
Foreign exchange	20	644		196	(448)		(34)	273	(346)	305	221
Equity	(2,866)	2,941		1,016	(2,630)		(2,690)	83	609	(3,537)	1,476
Commodity	(73)	54		70	(248)		170	15	(4)	(16)	108
Total net derivative receivables	(2,981)	4,331	(c)	1,564	(3,674)		(2,436)	(70)	189	(3,077)	2,026	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(5)		—	—		—	—	—	3	(5)
Corporate debt securities	—	2		194	(94)		—	6	—	108	4
Total available-for-sale securities	8	(3)	(d)	194	(94)		—	6	—	111	(1)	(d)
Loans	2,416	206	(c)	1,091	(226)		(968)	1,266	(723)	3,062	165	(c)
Mortgage servicing rights	9,121	48	(e)	1,057	9		(1,068)	—	—	9,167	48	(e)
Other assets	1,344	(15)	(c)	358	(66)		(84)	98	(588)	1,047	61	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2025	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2025
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3
Liabilities:(a)
Deposits	$2,185	$161	(c)(f)	$—	$—	$1,951	$(1,811)	$—	$(130)	$2,356	$128	(c)(f)
Short-term borrowings	3,476	536	(c)(f)	—	—	10,307	(8,672)	36	(125)	5,558	392	(c)(f)
Trading liabilities – debt and equity instruments	46	(14)	(c)	(86)	109	—	—	326	(55)	326	302	(c)
Accounts payable and other liabilities	76	(6)	(c)	(1)	1	—	—	2	(34)	38	(6)	(c)
Long-term debt	34,564	5,039	(c)(f)	—	—	31,966	(22,573)	593	(2,916)	46,673	3,898	(c)(f)

186	JPMorgan Chase & Co./2025 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2024	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2024
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$758	$18		$46	$(260)		$(81)	$7	$—	$488	$(3)
Residential – nonagency	5	7		—	(5)		(2)	4	(4)	5	—
Commercial – nonagency	12	(2)		—	—		—	—	—	10	(1)
Total mortgage-backed securities	775	23		46	(265)		(83)	11	(4)	503	(4)
Obligations of U.S. states and municipalities	10	—		—	—		(3)	—	(6)	1	—
Non-U.S. government debt securities	179	(6)		175	(183)		—	17	(30)	152	(10)
Corporate debt securities	484	36		459	(354)		(181)	13	(67)	390	45
Loans	684	63		800	(642)		(74)	839	(582)	1,088	29
Asset-backed securities	6	—		9	(5)		(8)	8	—	10	—
Total debt instruments	2,138	116		1,489	(1,449)		(349)	888	(689)	2,144	60
Equity securities	127	(21)		138	(123)		(1)	85	(143)	62	(308)
Physical commodities	7	17		3	—		(1)	—	—	26	16
Other	101	144		53	—		(68)	28	(48)	210	108
Total trading assets – debt and equity instruments	2,373	256	(c)	1,683	(1,572)		(419)	1,001	(880)	2,442	(124)	(c)
Net derivative receivables:(b)
Interest rate	502	745		387	(197)		(608)	(172)	(356)	301	(362)
Credit	265	(208)		(2)	(17)		(333)	(61)	(7)	(363)	(265)
Foreign exchange	62	248		178	(538)		(30)	128	(28)	20	353
Equity	(2,402)	(321)		904	(2,488)		953	(91)	579	(2,866)	783
Commodity	(279)	64		32	(215)		310	15	—	(73)	102
Total net derivative receivables	(1,852)	528	(c)	1,499	(3,455)		292	(181)	188	(2,981)	611	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	8	—	8	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	8	—	8	—	(d)
Loans	3,079	266	(c)	431	(756)		(993)	816	(427)	2,416	251	(c)
Mortgage servicing rights	8,522	762	(e)	926	(21)		(1,068)	—	—	9,121	762	(e)
Other assets	758	105	(c)	623	(62)		(58)	5	(27)	1,344	88	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2024 (in millions)	Fair value at Jan. 1, 2024	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2024	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2024
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3
Liabilities:(a)
Deposits	$1,833	$(14)	(c)(f)	$—	$—	$2,006	$(1,522)	$34	$(152)	$2,185	$(44)	(c)(f)
Short-term borrowings	1,758	180	(c)(f)	—	—	7,752	(6,230)	23	(7)	3,476	58	(c)(f)
Trading liabilities – debt and equity instruments	37	(47)	(c)	(45)	70	—	—	48	(17)	46	18	(c)
Accounts payable and other liabilities	52	(6)	(c)	(35)	63	—	—	5	(3)	76	(6)	(c)
Long-term debt	27,726	1,475	(c)(f)	—	—	23,920	(18,432)	738	(863)	34,564	1,212	(c)(f)

JPMorgan Chase & Co./2025 Form 10-K	187

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2023 (in millions)	Fair value at Jan. 1, 2023	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2023	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2023
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$759	$4		$249	$(133)		$(107)	$—	$(14)	$758	$1
Residential – nonagency	5	6		—	(6)		(1)	1	—	5	1
Commercial – nonagency	7	6		—	—		(1)	8	(8)	12	7
Total mortgage-backed securities	771	16		249	(139)		(109)	9	(22)	775	9
Obligations of U.S. states and municipalities	7	—		1	—		(1)	3	—	10	—
Non-U.S. government debt securities	155	74		217	(254)		—	22	(35)	179	74
Corporate debt securities	463	36		322	(172)		(41)	114	(238)	484	35
Loans	759	(15)		1,027	(499)		(441)	382	(529)	684	30
Asset-backed securities	23	—		7	(12)		(1)	5	(16)	6	—
Total debt instruments	2,178	111		1,823	(1,076)		(593)	535	(840)	2,138	148
Equity securities	665	(53)		164	(239)		(384)	192	(218)	127	(422)
Physical commodities	2	—		7	—		(2)	—	—	7	—
Other	64	(58)		141	—		(5)	1	(42)	101	(28)
Total trading assets – debt and equity instruments	2,909	—		2,135	(1,315)		(984)	728	(1,100)	2,373	(302)	(c)
Net derivative receivables:(b)
Interest rate	701	556		251	(255)		654	(1,117)	(288)	502	419
Credit	13	304		(60)	(25)		47	15	(29)	265	230
Foreign exchange	489	31		151	(144)		(187)	144	(422)	62	(80)
Equity	(384)	191		928	(1,931)		(1,306)	700	(600)	(2,402)	(646)
Commodity	(146)	(59)		59	(290)		(51)	(11)	219	(279)	(144)
Total net derivative receivables	673	1,023	(c)	1,329	(2,645)		(843)	(269)	(1,120)	(1,852)	(221)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	239	24		—	(225)		—	—	(38)	—	—
Total available-for-sale securities	239	24	(d)	—	(225)		—	—	(38)	—	—	(d)
Loans	1,418	289	(c)	2,398	(120)		(1,147)	1,306	(1,065)	3,079	293	(c)
Mortgage servicing rights	7,973	467	(e)	1,281	(188)		(1,011)	—	—	8,522	467	(e)
Other assets	405	(36)	(c)	525	(20)		(147)	45	(14)	758	(82)	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2023 (in millions)	Fair value at Jan. 1, 2023	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2023	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2023
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,162	$95	(c)(f)	$—	$—	$940	$(1,043)	$—	$(321)	$1,833	$73	(c)(f)
Short-term borrowings	1,401	201	(c)(f)	—	—	4,522	(4,345)	3	(24)	1,758	14	(c)(f)
Trading liabilities – debt and equity instruments	84	(21)	(c)	(32)	9	—	(2)	19	(20)	37	—
Accounts payable and other liabilities	53	(4)	(c)	(16)	24	—	—	8	(13)	52	(4)	(c)
Long-term debt	24,092	3,010	(c)(f)	—	—	12,679	(11,555)	229	(729)	27,726	2,870	(c)(f)

188	JPMorgan Chase & Co./2025 Form 10-K

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at December 31, 2025 and 2% at both December 31, 2024 and 2023. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 9% at both December 31, 2025 and 2024 and 8% at December 31, 2023.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the years ended December 31, 2025, 2024 and 2023.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the years ended December 31, 2025, 2024 and 2023. Unrealized (gains)/losses are reported in OCI, and were $235 million, $(50) million and $(158) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2024, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 192 for further information on changes impacting items measured at fair value on a nonrecurring basis.
For the year ended December 31, 2025
Level 3 assets were $25.1 billion at December 31, 2025, reflecting an increase of $1.3 billion from December 31, 2024.
The increase for the year ended December 31, 2025 was predominantly driven by:
•Gross derivative receivables of $474 million due to gains and purchases predominantly offset by settlements and net transfers.
•Non-trading loans of $646 million due to purchases and net transfers largely offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at
fair value on a recurring basis
During the year ended December 31, 2025, significant transfers from level 2 into level 3 included the following:
•$1.2 billion of total debt and equity instruments, predominantly trading loans and equity securities, driven by a decrease in observability.
•$904 million of gross interest rate derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.6 billion of both gross equity derivative receivables and payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.3 billion of non-trading loans driven by a decrease in observability.
During the year ended December 31, 2025, significant transfers from level 3 into level 2 included the following:
•$1.3 billion of total debt and equity instruments, predominantly trading loans, driven by an increase in observability.
•$1.3 billion of gross interest rate derivative receivables and $1.2 billion of gross interest rate derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$2.1 billion of gross equity derivative receivables and $2.7 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$2.9 billion of long-term debt as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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
•$816 million of non-trading loans driven by a decrease in observability.

JPMorgan Chase & Co./2025 Form 10-K	189

Notes to consolidated financial statements
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2025, 2024 and 2023. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 185–189 for further information on these instruments.
2025
•$4.6 billion of net gains on assets, predominantly driven by gains in net interest rate derivative receivables and net equity derivative receivables due to market movements.
•$5.7 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
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
•$3.3 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Refer to Note 15 for information on MSRs.

190	JPMorgan Chase & Co./2025 Form 10-K

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
The following table provides the gains/(losses) resulting from credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities. The FVA presented below includes the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality over time.

Year ended December 31, (in millions)	2025	2024	2023
Credit and funding adjustments:
Derivatives CVA	$(36)	$29	$221
Derivatives FVA	(18)	99	114
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities reflects changes (subsequent to the issuance of the liability) in the Firm’s probability of default and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Refer to page 189 in this Note and Note 24 for further information.

JPMorgan Chase & Co./2025 Form 10-K	191

Notes to consolidated financial statements
Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of December 31, 2025 and 2024, for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2025 and 2024, by major product category and fair value hierarchy.

December 31, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$618	$529	$1,147
Other assets(a)	—	8	863	871
Total assets measured at fair value on a nonrecurring basis	$—	$626	$1,392	$2,018
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5

December 31, 2024 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$738	$694	$1,432
Other assets	—	9	1,048	1,057
Total assets measured at fair value on a nonrecurring basis	$—	$747	$1,742	$2,489
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—
(a) Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $863 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2025, $721 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares. Also, included impairments on certain equity method investments.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the years ended December 31, 2025, 2024 and 2023, related to assets and liabilities held at those dates.

December 31, (in millions)	2025	2024	2023
Loans	$(151)	$(302)	$(276)
Other assets(a)	101	(610)	(789)
Accounts payable and other liabilities	(5)	—	—
Total nonrecurring fair value gains/(losses)	$(55)	$(912)	$(1,065)
(a)Included $122 million, $(197) million and $(232) million for the years ended December 31, 2025, 2024 and 2023, respectively, of net gains/(losses) as a result of the measurement alternative. Also included impairments on certain equity method investments for the years ended December 31, 2025 and 2024.

192	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2025 and 2024, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

As of or for the year ended December 31,
(in millions)	2025	2024
Other assets
Carrying value(a)	$4,873	$3,737
Upward carrying value changes(b)	224	89
Downward carrying value changes/impairment(c)	(102)	(286)
(a)The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and December 31, 2025 were $1.3 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and December 31, 2025 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio at both December 31, 2025 and 2024.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5108 at December 31, 2025 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of December 31, 2025, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
On February 13, 2026, Visa Inc. (“Visa”) announced that its Board of Directors has authorized Visa to proceed with a successive exchange offer in respect of Visa’s outstanding Class B common stock with timing, terms, and conditions as discussed in Visa’s disclosure. The timing and likelihood of any future exchange offer is dependent upon actions taken by Visa and other factors that are outside of the Firm’s control.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. Under the terms of the derivative instruments, the Firm will (a) make or receive payments based on subsequent changes in the conversion rate and (b) make periodic interest payments to the purchasers of the Visa B shares. The payments under the derivative instruments will continue as long as the Visa B-2 shares associated with the previously sold Visa B shares remain subject to transfer restrictions. The derivative instruments are accounted for at fair value using a discounted cash flow methodology based upon the Firm’s estimate of the timing and magnitude of final resolution of the litigation matters. The derivative instruments are recorded in trading liabilities, and changes in fair value are recognized in other income. The notional amount of shares associated with those derivative instruments has been adjusted as a result of the 2024 Visa exchange offer. As of December 31, 2025, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions.

JPMorgan Chase & Co./2025 Form 10-K	193

Notes to consolidated financial statements
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
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at December 31, 2025 and 2024, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	December 31, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.7	$21.7	$—	$—	$21.7	$23.4	$23.4	$—	$—	$23.4
Deposits with banks	321.6	321.6	—	—	321.6	445.9	445.8	0.1	—	445.9
Accrued interest and accounts receivable	111.1	—	111.0	0.1	111.1	101.1	—	101.0	0.1	101.1
Federal funds sold and securities purchased under resale agreements	9.4	—	9.4	—	9.4	8.2	—	8.2	—	8.2
Securities borrowed	188.1	—	188.1	—	188.1	135.6	—	135.6	—	135.6
Investment securities, held-to-maturity	270.1	126.4	126.9	—	253.3	274.5	97.4	150.5	—	247.9
Loans, net of allowance for loan losses(a)	1,397.0	—	314.6	1,089.2	1,403.8	1,282.3	—	268.7	1,007.8	1,276.5
Other	93.0	—	91.7	1.5	93.2	82.7	—	81.3	1.6	82.9
Financial liabilities
Deposits	$2,538.4	$—	$2,538.8	$—	$2,538.8	$2,372.3	$—	$2,372.5	$—	$2,372.5
Federal funds purchased and securities loaned or sold under repurchase agreements	82.2	—	82.2	—	82.2	70.5	—	70.5	—	70.5
Short-term borrowings	32.3	—	32.3	—	32.3	26.4	—	26.3	—	26.3
Accounts payable and other liabilities(b)	262.6	—	248.7	13.0	261.7	232.8	—	219.6	12.6	232.2
Beneficial interests issued by consolidated VIEs	27.9	—	28.0	—	28.0	27.3	—	27.4	—	27.4
Long-term debt	300.6	—	253.0	52.1	305.1	300.6	—	251.2	50.7	301.9
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
(b)Excludes lending-related commitments disclosed in the table below.

194	JPMorgan Chase & Co./2025 Form 10-K

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	December 31, 2025					December 31, 2024
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.2	$—	$—	$4.5	$4.5	$2.7	$—	$—	$4.4	$4.4
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments with or without notice to the borrower, as permitted by law, or in accordance with the contract. Refer to page 176 of this Note for a further discussion of the valuation of lending-related commitments.

JPMorgan Chase & Co./2025 Form 10-K	195

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
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value

196	JPMorgan Chase & Co./2025 Form 10-K

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2025				2024				2023
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)
Federal funds sold and securities purchased under resale agreements	$161	$—		$161	$144	$—		$144	$300	$—		$300
Securities borrowed	(3)	—		(3)	347	—		347	164	—		164
Trading assets:
Debt and equity instruments, excluding loans	3,020	—		3,020	7,205	—		7,205	3,656	—		3,656
Loans reported as trading assets:
Changes in instrument-specific credit risk	(9)	—		(9)	346	—		346	248	—		248
Other changes in fair value	14	20	(c)	34	9	10	(c)	19	3	5	(c)	8
Loans:
Changes in instrument-specific credit risk	541	—		541	517	(6)	(c)	511	322	(4)	(c)	318
Other changes in fair value	463	782	(c)	1,245	75	371	(c)	446	427	216	(c)	643
Other assets	47	(3)	(d)	44	63	—		63	282	(4)	(d)	278
Deposits(a)	(1,839)	—		(1,839)	(3,398)	—		(3,398)	(2,582)	—		(2,582)
Federal funds purchased and securities loaned or sold under repurchase agreements	(26)	—		(26)	(12)	—		(12)	(121)	—		(121)
Short-term borrowings(a)	(1,405)	—		(1,405)	(922)	—		(922)	(567)	—		(567)
Trading liabilities	(31)	—		(31)	(1)	—		(1)	(24)	—		(24)
Other liabilities	(5)	—		(5)	(11)	—		(11)	(16)	—		(16)
Long-term debt(a)(b)	(7,112)	(4)	(c)(d)	(7,116)	(2,711)	(6)	(c)(d)	(2,717)	(5,875)	(78)	(c)(d)	(5,953)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the years ended December 31, 2025, 2024 and 2023.
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

JPMorgan Chase & Co./2025 Form 10-K	197

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
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2025 and 2024, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2025				2024
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,443		$545	$(2,898)	$3,429		$464	$(2,965)
Loans	1,994		1,518	(476)	1,711		1,492	(219)
Subtotal	5,437		2,063	(3,374)	5,140		1,956	(3,184)
90 or more days past due and government guaranteed
Loans(a)	152		144	(8)	50		45	(5)
All other performing loans(b)
Loans reported as trading assets	14,852		12,380	(2,472)	12,171		10,852	(1,319)
Loans(c)	68,802		69,022	220	40,342		39,813	(529)
Subtotal	83,654		81,402	(2,252)	52,513		50,665	(1,848)
Total loans	$89,243		$83,609	$(5,634)	$57,703		$52,666	$(5,037)
Long-term debt
Principal-protected debt	$73,984	(e)	$63,770	$(10,214)	$57,414	(e)	$47,780	$(9,634)
Nonprincipal-protected debt(d)	NA		70,789	NA	NA		53,000	NA
Total long-term debt	NA		$134,559	NA	NA		$100,780	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$5	NA	NA		$1	NA
Total long-term beneficial interests	NA		$5	NA	NA		$1	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of December 31, 2025 and 2024.
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
At December 31, 2025 and 2024, the contractual amount of lending-related commitments for which the fair value option was elected was $18.9 billion and $12.2 billion, respectively, with a corresponding fair value of $42 million and $50 million, respectively. Refer to Note 28 for further information regarding off-balance sheet lending-related financial instruments.

198	JPMorgan Chase & Co./2025 Form 10-K

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	December 31, 2025					December 31, 2024
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$61,398	$3,273	$17,184		$81,855	$46,220	$1,065	$28,871		$76,156
Credit	8,677	817	—		9,494	6,213	1,242	—		7,455
Foreign exchange	2,617	606	448		3,671	2,309	1,058	416		3,783
Equity	55,890	9,978	3,095		68,963	44,149	7,881	2,986		55,016
Commodity	828	154	—	(a)	982	1,331	62	1	(a)	1,394
Total structured notes	$129,410	$14,828	$20,727		$164,965	$100,222	$11,308	$32,274		$143,804
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $2.8 billion and $869 million for the years ended December 31, 2025 and 2024, respectively.

JPMorgan Chase & Co./2025 Form 10-K	199

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

200	JPMorgan Chase & Co./2025 Form 10-K

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of December 31, 2025 and 2024. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.

	2025					2024
December 31, (in millions)	Credit exposure(h)	On-balance sheet		Off-balance sheet(i)		Credit exposure(h)	On-balance sheet		Off-balance sheet(i)
		Loans	Derivatives				Loans	Derivatives
Consumer, excluding credit card	$445,845	$402,258	$—	$43,587		$437,654	$392,810	$—	$44,844
Credit card(a)	1,425,563	247,797	—	1,177,766	(j)	1,234,171	232,860	—	1,001,311
Total consumer(a)	1,871,408	650,055	—	1,221,353		1,671,825	625,670	—	1,046,155
Wholesale(b)
Real Estate	224,858	174,177	477	50,204		207,050	169,506	310	37,234
Individuals and Individual Entities(c)	167,700	154,674	1,079	11,947		144,145	130,317	1,259	12,569
Asset Managers	152,848	73,660	14,715	64,473		135,541	58,720	15,695	61,126
Consumer & Retail	133,945	49,113	2,235	82,597		129,815	46,509	1,608	81,698
Technology, Media & Telecommunications	97,816	26,005	1,986	69,825		84,716	21,449	2,448	60,819
Industrials	80,606	26,128	1,146	53,332		72,530	24,011	2,035	46,484
Banks & Finance Companies	75,653	54,841	2,697	18,115		61,287	40,239	3,890	17,158
Healthcare	72,218	21,849	807	49,562		64,224	23,243	616	40,365
Utilities	39,005	6,565	2,585	29,855		35,871	6,172	2,631	27,068
Oil & Gas	36,497	8,668	524	27,305		31,724	7,226	1,153	23,345
Automotive	35,984	17,303	192	18,489		34,336	17,696	794	15,846
State & Municipal Govt(d)	32,484	16,931	523	15,030		35,039	19,279	372	15,388
Insurance	25,031	3,202	8,532	13,297		24,267	2,533	9,703	12,031
Chemicals & Plastics	23,790	6,479	350	16,961		20,782	6,176	267	14,339
Transportation	20,861	5,693	1,027	14,141		17,019	5,380	769	10,870
Metals & Mining	17,767	4,828	1,587	11,352		15,860	4,425	564	10,871
Central Govt	15,164	6,474	4,514	4,176		13,862	4,715	6,285	2,862
Securities Firms	7,966	1,115	3,051	3,800		9,443	1,878	3,197	4,368
Financial Markets Infrastructure	5,734	66	3,543	2,125		4,446	16	2,410	2,020
All other(e)	180,171	134,596	6,207	39,368		140,873	100,906	4,961	35,006
Subtotal	1,446,098	792,367	57,777	595,954		1,282,830	690,396	60,967	531,467
Loans held-for-sale and loans at fair value	51,007	51,007	—	—		31,922	31,922	—	—
Receivables from customers(f)	47,336	—	—	—		51,929	—	—	—
Total wholesale	1,544,441	843,374	57,777	595,954		1,366,681	722,318	60,967	531,467
Total exposure(g)	$3,415,849	$1,493,429	$57,777	$1,817,307		$3,038,506	$1,347,988	$60,967	$1,577,622
(a)Also includes commercial card lending-related commitments primarily in CIB.
(b)The industry rankings presented in the table as of December 31, 2024, are based on the industry rankings of the corresponding exposures as of December 31, 2025, not actual rankings of such exposures as of December 31, 2024.
(c)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2025 and 2024, noted above, the Firm held: $6.1 billion of trading assets at both periods; $20.2 billion and $17.9 billion, respectively, of AFS securities; and $8.6 billion and $9.3 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 95% and 5%, respectively, at December 31, 2025, and 94% and 6%, respectively, at December 31, 2024. Refer to Note 14 for more information on exposures to SPEs.
(f)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (including cash on deposit, and primarily liquid and readily marketable debt or equity securities).
(g)Excludes cash placed with banks of $333.8 billion and $459.2 billion, at December 31, 2025 and 2024, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)Represents lending-related financial instruments.
(j)On January 7, 2026, JPMorganChase announced that Chase will become the new issuer of Apple Card. The Firm entered into a forward purchase commitment on December 30, 2025 to acquire the Apple credit card portfolio, with an expected closing in approximately 24 months (the “Apple Card transaction”). At December 31, 2025, includes estimated total credit exposure related to the Apple Card transaction at the time that the transaction is expected to close of approximately $104 billion, including approximately $23 billion of estimated drawn loans.

JPMorgan Chase & Co./2025 Form 10-K	201

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
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of CDS. Refer to the Credit derivatives section on pages 215–217 of this Note for a further discussion of credit derivatives.
Refer to the risk management derivatives gains and losses table on page 214 and the hedge accounting gains and losses tables on pages 211–214 of this Note for more information about risk management derivatives.
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
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. Refer to Note 1 for further discussion of the offsetting of assets and liabilities. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 206–214 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. Refer to Notes 2 and 3 for a further discussion of derivatives embedded in structured notes.

202	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	203

Notes to consolidated financial statements
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	211-212
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	213
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	211-212
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	213
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	214
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	211-212
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	214
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	214
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	214
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	214
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	214

204	JPMorgan Chase & Co./2025 Form 10-K

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of December 31, 2025 and 2024.

	Notional amounts(b)
December 31, (in billions)	2025	2024
Interest rate contracts
Swaps	$19,056	$20,437
Futures and forwards	3,305	3,067
Written options	3,775	3,067
Purchased options	3,400	3,089
Total interest rate contracts	29,536	29,660
Credit derivatives(a)	1,381	1,191
Foreign exchange contracts
Cross-currency swaps	5,476	4,509
Spot, futures and forwards	8,187	7,005
Written options	979	1,015
Purchased options	953	984
Total foreign exchange contracts	15,595	13,513
Equity contracts
Swaps	1,147	850
Futures and forwards	196	206
Written options	1,118	914
Purchased options	971	788
Total equity contracts	3,432	2,758
Commodity contracts
Swaps	189	148
Spot, futures and forwards	270	191
Written options	119	137
Purchased options	120	125
Total commodity contracts	698	601
Total derivative notional amounts	$50,642	$47,723
(a)Refer to the Credit derivatives discussion on pages 215–217 for more information on volumes and types of credit derivative contracts.
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

JPMorgan Chase & Co./2025 Form 10-K	205

Notes to consolidated financial statements
Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2025 and 2024, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
December 31, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$281,884	$—	$281,884	$25,401	$257,582	$1	$257,583	$7,461
Credit	13,024	—	13,024	479	17,628	—	17,628	2,016
Foreign exchange	182,887	349	183,236	19,355	177,158	983	178,141	14,833
Equity	97,723	—	97,723	5,867	117,017	—	117,017	14,806
Commodity	29,932	583	30,515	6,675	24,744	1,625	26,369	7,213
Total fair value of trading assets and liabilities	$605,450	$932	$606,382	$57,777	$594,129	$2,609	$596,738	$46,329

	Gross derivative receivables				Gross derivative payables
December 31, 2024 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$290,734	$—	$290,734	$24,945	$274,226	$2	$274,228	$9,239
Credit	11,087	—	11,087	814	13,796	—	13,796	1,898
Foreign exchange	261,035	1,885	262,920	25,312	253,289	1,278	254,567	15,597
Equity	85,220	—	85,220	5,285	96,139	—	96,139	8,648
Commodity	15,490	136	15,626	4,611	14,415	73	14,488	4,279
Total fair value of trading assets and liabilities	$663,566	$2,021	$665,587	$60,967	$651,865	$1,353	$653,218	$39,661
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

206	JPMorgan Chase & Co./2025 Form 10-K

Derivatives netting
The following tables present, as of December 31, 2025 and 2024, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

JPMorgan Chase & Co./2025 Form 10-K	207

Notes to consolidated financial statements

	2025				2024
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$162,300	$(138,107)	$24,193		$158,202	$(134,791)	$23,411
OTC–cleared	118,377	(118,303)	74		130,989	(130,810)	179
Exchange-traded(a)	128	(73)	55		190	(188)	2
Total interest rate contracts	280,805	(256,483)	24,322		289,381	(265,789)	23,592
Credit contracts:
OTC	9,723	(9,433)	290		8,680	(8,030)	650
OTC–cleared	3,233	(3,112)	121		2,267	(2,243)	24
Total credit contracts	12,956	(12,545)	411		10,947	(10,273)	674
Foreign exchange contracts:
OTC	180,120	(163,029)	17,091		259,608	(236,931)	22,677
OTC–cleared	904	(849)	55		685	(677)	8
Exchange-traded(a)	21	(3)	18		34	—	34
Total foreign exchange contracts	181,045	(163,881)	17,164		260,327	(237,608)	22,719
Equity contracts:
OTC	33,418	(31,170)	2,248		33,269	(30,742)	2,527
Exchange-traded(a)	63,168	(60,686)	2,482		51,040	(49,193)	1,847
Total equity contracts	96,586	(91,856)	4,730		84,309	(79,935)	4,374
Commodity contracts:
OTC	18,244	(14,469)	3,775		8,340	(5,848)	2,492
OTC–cleared	109	(79)	30		126	(84)	42
Exchange-traded(a)	9,565	(9,292)	273		5,179	(5,083)	96
Total commodity contracts	27,918	(23,840)	4,078		13,645	(11,015)	2,630
Derivative receivables with appropriate legal opinion	599,310	(548,605)	50,705	(d)	658,609	(604,620)	53,989	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	7,072		7,072		6,978		6,978
Total derivative receivables recognized on the Consolidated balance sheets	$606,382		$57,777		$665,587		$60,967
Collateral not nettable on the Consolidated balance sheets(b)(c)			(28,891)				(28,160)
Net amounts			$28,886				$32,807

208	JPMorgan Chase & Co./2025 Form 10-K

	2025				2024
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$135,045	$(128,464)	$6,581		$138,215	$(130,375)	$7,840
OTC–cleared	121,702	(121,557)	145		134,555	(134,262)	293
Exchange-traded(a)	104	(101)	3		363	(352)	11
Total interest rate contracts	256,851	(250,122)	6,729		273,133	(264,989)	8,144
Credit contracts:
OTC	14,848	(13,196)	1,652		11,381	(10,133)	1,248
OTC–cleared	2,446	(2,416)	30		1,779	(1,765)	14
Total credit contracts	17,294	(15,612)	1,682		13,160	(11,898)	1,262
Foreign exchange contracts:
OTC	175,485	(162,455)	13,030		251,860	(238,292)	13,568
OTC–cleared	897	(850)	47		772	(678)	94
Exchange-traded(a)	9	(3)	6		14	—	14
Total foreign exchange contracts	176,391	(163,308)	13,083		252,646	(238,970)	13,676
Equity contracts:
OTC	53,530	(41,552)	11,978		44,394	(38,298)	6,096
Exchange-traded(a)	61,363	(60,659)	704		49,578	(49,193)	385
Total equity contracts	114,893	(102,211)	12,682		93,972	(87,491)	6,481
Commodity contracts:
OTC	14,176	(9,786)	4,390		6,918	(5,206)	1,712
OTC–cleared	79	(79)	—		84	(84)	—
Exchange-traded(a)	9,334	(9,291)	43		5,182	(4,919)	263
Total commodity contracts	23,589	(19,156)	4,433		12,184	(10,209)	1,975
Derivative payables with appropriate legal opinion	589,018	(550,409)	38,609	(d)	645,095	(613,557)	31,538	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	7,720		7,720		8,123		8,123
Total derivative payables recognized on the Consolidated balance sheets	$596,738		$46,329		$653,218		$39,661
Collateral not nettable on the Consolidated balance sheets(b)(c)			(18,478)				(10,163)
Net amounts			$27,851				$29,498
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
(d)Net derivatives receivable included cash collateral netted of $54.7 billion and $51.9 billion at December 31, 2025 and 2024, respectively. Net derivatives payable included cash collateral netted of $56.5 billion and $60.8 billion at December 31, 2025 and 2024, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

JPMorgan Chase & Co./2025 Form 10-K	209

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
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2025 and 2024.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	December 31, 2025	December 31, 2024
Aggregate fair value of net derivative payables	$19,986	$15,371
Collateral posted	20,555	15,204
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at December 31, 2025 and 2024, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	December 31, 2025		December 31, 2024
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$28	$124	$119	$1,205
Amount required to settle contracts with termination triggers upon downgrade(b)	15	96	78	458
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

210	JPMorgan Chase & Co./2025 Form 10-K

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2025, 2024 and 2023, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(88)	$1,360	$1,272	$—	$1,250	$—
Foreign exchange(c)	1,077	(743)	334	(696)	334	84
Commodity(d)	(3,852)	4,127	275	—	224	—
Total	$(2,863)	$4,744	$1,881	$(696)	$1,808	$84

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2024 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$711	$(65)	$646	$—	$699	$—
Foreign exchange(c)	(177)	402	225	(532)	225	(115)
Commodity(d)	293	(160)	133	—	122	—
Total	$827	$177	$1,004	$(532)	$1,046	$(115)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2023 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,554	$(1,248)	$306	$—	$157	$—
Foreign exchange(c)	722	(483)	239	(601)	239	(134)
Commodity(d)	1,227	(706)	521	—	525	—
Total	$3,503	$(2,437)	$1,066	$(601)	$921	$(134)
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

JPMorgan Chase & Co./2025 Form 10-K	211

Notes to consolidated financial statements
As of December 31, 2025 and 2024, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:(d)
December 31, 2025 (in millions)			Active hedging relationships	Discontinued hedging relationships(e)	Total
Assets
Investment securities - AFS	$255,109	(c)	$3,693	$(1,374)	$2,319
Liabilities
Long-term debt	$222,611		$232	$(8,689)	$(8,457)
Beneficial interests issued by consolidated VIEs	$5,884		$37	$—	$37

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:(d)
December 31, 2024 (in millions)			Active hedging relationships	Discontinued hedging relationships(e)	Total
Assets
Investment securities - AFS	$203,141	(c)	$(1,675)	$(1,959)	$(3,634)
Liabilities
Long-term debt	$211,288		$(3,711)	$(9,332)	$(13,043)
Beneficial interests issued by consolidated VIEs	$5,312		$(30)	$(5)	$(35)
(a)Excludes physical commodities with a carrying value of $22.9 billion and $6.2 billion at December 31, 2025 and 2024, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At December 31, 2025 and 2024, the carrying amount excluded for AFS securities was $33.6 billion and $28.7 billion, respectively. At December 31, 2025 and 2024, the carrying amount excluded for long-term debt was $587 million and $518 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At December 31, 2025 and 2024, the amortized cost of the portfolio layer method closed portfolios was $91.9 billion and $72.8 billion, of which $68.9 billion and $41.2 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At December 31, 2025 and 2024, the cumulative amount of basis adjustments was $(32) million and $(1.7) billion, which is comprised of $641 million and $(1.2) billion for active hedging relationships, and $(673) million and $(566) million for discontinued hedging relationships, respectively. Refer to Note 10 for additional information.
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

212	JPMorgan Chase & Co./2025 Form 10-K

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the years ended December 31, 2025, 2024 and 2023, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(2,456)	$1,860	$4,316
Foreign exchange(b)	50	197	147
Total	$(2,406)	$2,057	$4,463

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2024 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(2,668)	$(3,603)	$(935)
Foreign exchange(b)	89	(139)	(228)
Total	$(2,579)	$(3,742)	$(1,163)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2023 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,839)	$274	$2,113
Foreign exchange(b)	64	209	145
Total	$(1,775)	$483	$2,258
(a)Primarily consists of hedges of SOFR-indexed and Prime-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the years ended 2025, 2024 and 2023.
Over the next 12 months, the Firm expects that approximately $(926) million (after-tax) of net losses recorded in AOCI at December 31, 2025, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

JPMorgan Chase & Co./2025 Form 10-K	213

Notes to consolidated financial statements
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the years ended December 31, 2025, 2024 and 2023.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2025		2024		2023
Year ended December 31, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$431	$(6,028)	$467	$4,411	$384	$(1,732)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the years ended December 31, 2025 and 2024, the Firm reclassified net pre-tax gains of $14 million and $89 million, respectively, to other income/expense. During the year ended December 31, 2023, the Firm reclassified a net pre-tax loss of $(35) million to other revenue including the impact of the acquisition of CIFM. Refer to Note 24 for further information.
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

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2025	2024	2023
Contract type
Interest rate(a)	$(34)	$(425)	$(135)
Credit(b)	(616)	(604)	(441)
Foreign exchange(c)	82	(10)	(2)
Equity(d)	(21)	—	—
Total	$(589)	$(1,039)	$(578)
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
Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of clients and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. All derivatives not included in the hedge accounting or specified risk management categories above are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. Refer to Note 6 for information on principal transactions revenue.

214	JPMorgan Chase & Co./2025 Form 10-K

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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of clients. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) in its wholesale and consumer businesses and derivatives counterparty exposures in its wholesale businesses, and to manage the credit risk arising from certain financial instruments in the Firm’s market-making businesses. Following is a summary of various types of credit derivatives.
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
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2025 and 2024. Upon a credit event, the Firm as a seller of protection would typically pay out a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased by CIB through credit-related notes. Other purchased protection also includes credit protection against certain loans in the retained lending portfolio through the issuance of credit derivatives and credit-related notes.

JPMorgan Chase & Co./2025 Form 10-K	215

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

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
December 31, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(503,480)	$549,440	$45,960	$6,840
Other credit derivatives(a)	(124,650)	187,090	62,440	9,495
Total credit derivatives	(628,130)	736,530	108,400	16,335
Credit-related notes(b)	—	—	—	13,162
Total	$(628,130)	$736,530	$108,400	$29,497

	Maximum payout/Notional amount
December 31, 2024 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(450,184)	$474,554	$24,370	$6,858
Other credit derivatives(a)	(110,913)	137,927	27,014	10,169
Total credit derivatives	(561,097)	612,481	51,384	17,027
Credit-related notes(b)	—	—	—	10,471
Total	$(561,097)	$612,481	$51,384	$27,498
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

216	JPMorgan Chase & Co./2025 Form 10-K

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of December 31, 2025 and 2024, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives ratings(a)/maturity profile
December 31, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(146,799)	$(314,100)	$(28,117)	$(489,016)	$4,969	$(908)	$4,061
Noninvestment-grade	(43,863)	(91,220)	(4,031)	(139,114)	3,439	(2,085)	1,354
Total	$(190,662)	$(405,320)	$(32,148)	$(628,130)	$8,408	$(2,993)	$5,415

December 31, 2024 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(135,950)	$(277,052)	$(33,379)	$(446,381)	$4,593	$(904)	$3,689
Noninvestment-grade	(42,149)	(70,525)	(2,042)	(114,716)	1,889	(1,738)	151
Total	$(178,099)	$(347,577)	$(35,421)	$(561,097)	$6,482	$(2,642)	$3,840
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

JPMorgan Chase & Co./2025 Form 10-K	217

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
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2025	2024	2023
Underwriting
Equity	$1,734	$1,687	$1,149
Debt	4,378	3,945	2,610
Total underwriting	6,112	5,632	3,759
Advisory	3,503	3,278	2,760
Total investment banking fees	$9,615	$8,910	$6,519
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
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue by instrument type. This table excludes interest income and interest expense on interest-earning assets and interest-bearing liabilities recorded within net interest income. Refer to Note 7 for further information on interest income and interest expense.

218	JPMorgan Chase & Co./2025 Form 10-K

The Firm’s businesses and other activities generally utilize a variety of instrument types in connection with their transactions; accordingly, the principal transactions revenue presented in the table below is not representative of the total revenue of any individual business or activity.

Year ended December 31, (in millions)	2025	2024	2023
Principal transactions revenue by instrument type
Interest rate(a)	$4,240	$3,631	$5,607
Credit(b)	558	1,545	1,434
Foreign exchange	5,644	4,874	5,082
Equity	14,844	13,476	10,229
Commodity	1,989	1,194	2,202
Total revenue by instrument type	27,275	24,720	24,554
Private equity gains/(losses)	(63)	67	(94)
Principal transactions	$27,212	$24,787	$24,460
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Principal transactions revenue is earned primarily by CIB.
Lending- and deposit-related fees
Lending-related fees include fees earned from loan commitments, standby letters of credit, financial guarantees and other loan-servicing activities. Deposit-related fees include fees earned from performing cash management activities, and providing overdraft and other deposit account services. Deposit-related fees also include the impact of credits earned by clients that reduce such fees. Lending- and deposit-related fees are recognized over the period in which the related service is provided. Refer to Note 28 for further information on lending-related commitments.
The following table presents the components of lending- and deposit-related fees.

Year ended December 31, (in millions)	2025	2024	2023
Lending-related fees(a)	$2,217	$2,192	$2,365
Deposit-related fees	6,876	5,414	5,048
Total lending- and deposit-related fees	$9,093	$7,606	$7,413
(a)    Includes the amortization of the fair value discount on certain acquired lending-related commitments associated with First Republic, predominantly in AWM and CIB. The discount, which is deferred in other liabilities and recognized on a straight-line basis over the commitment period, continues to decline as commitments expire. Refer to Note 34 for additional information.
Lending- and deposit-related fees are earned by CIB, CCB and AWM.

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
The following table presents the components of asset management fees.

Year ended December 31, (in millions)	2025	2024	2023
Asset management fees
Investment management fees	$19,921	$17,425	$14,908
All other asset management fees	406	376	312
Total asset management fees	$20,327	$17,801	$15,220
Asset management fees are earned primarily by AWM and CCB.
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

JPMorgan Chase & Co./2025 Form 10-K	219

Notes to consolidated financial statements
The following table presents the components of commissions and other fees.

Year ended December 31, (in millions)	2025	2024	2023
Commissions and other fees
Brokerage commissions	$3,726	$3,119	$2,820
Administration fees	2,764	2,526	2,310
All other commissions and fees(a)	2,049	1,885	1,706
Total commissions and other fees	$8,539	$7,530	$6,836
(a)Includes depositary receipt-related service fees, annuity and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.
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
The following table presents the components of card income:

Year ended December 31, (in millions)	2025	2024	2023
Interchange and merchant processing income	$36,222	$33,847	$31,021
Reward costs and partner payments	(29,720)	(26,784)	(24,601)
All other(a)	(1,782)	(1,566)	(1,636)
Total card income	$4,720	$5,497	$4,784
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Card income is earned primarily by CCB and CIB.

220	JPMorgan Chase & Co./2025 Form 10-K

Other income
This revenue category includes operating lease income, as well as losses associated with certain of the Firm’s tax-oriented investments, predominantly alternative energy equity-method investments in CIB. The losses associated with these tax-oriented investments are more than offset by lower income tax expense from the associated tax credits.
The following table presents certain components of other income:

Year ended December 31, (in millions)	2025	2024		2023
Operating lease income	$3,803	$2,795		$2,843
Losses on tax-oriented investments	(173)	(97)		(1,538)
Gain on Visa shares	—	7,990	(b)	—
First Republic-related gains(a)	628	103		2,775
Gain related to the acquisition of CIFM	—	—		339	(c)
(a) Relates to the settlement of outstanding items with the FDIC in 2025, and adjustments to the estimated bargain purchase gain associated with the acquisition in 2024 and 2023.
(b) Relates to the initial gain recognized on May 6, 2024 on the Visa C shares.
(c)    Gain on the original minority interest in CIFM upon the Firm's acquisition of the remaining 51% of the entity.
Refer to Note 18 for additional information on operating leases.
First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. In addition, as of June 30, 2025, all outstanding matters between the Firm and the FDIC related to the final settlement of the purchase price for the First Republic acquisition had been resolved. Refer to Note 34 for additional information.
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

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included:

Year ended December 31, (in millions)	2025	2024		2023
Legal expense	$361	$740		$1,436
FDIC-related expense(a)	531	1,893		4,203
Operating losses	1,292	1,417		1,228
Contribution of Visa shares	—	1,000	(b)	—
(a) Included FDIC special assessment accrual releases of $763 million and an accrual increase of $725 million for the years ended December 31, 2025 and 2024, respectively, which are adjustments to the initial $2.9 billion estimate recorded in the fourth quarter of 2023.
(b) Represents the contribution of a portion of Visa C shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024.
Refer to Note 32 for additional information on noninterest revenue and expense by segment.

JPMorgan Chase & Co./2025 Form 10-K	221

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

The following table presents the components of interest income and interest expense:

Year ended December 31, (in millions)	2025	2024	2023
Interest income
Loans(a)	$93,843	$92,353	$83,384
Taxable securities	26,903	21,947	17,390
Non-taxable securities(b)	1,129	1,197	1,336
Total investment securities(a)	28,032	23,144	18,726
Trading assets - debt instruments	24,895	20,327	15,950
Federal funds sold and securities purchased under resale agreements	16,706	18,299	15,079
Securities borrowed	9,027	9,208	7,983
Deposits with banks	13,099	22,297	21,797
All other interest-earning assets(c)	7,739	8,305	7,669
Total interest income	$193,341	$193,933	$170,588
Interest expense
Interest bearing deposits	$45,112	$49,559	$40,016
Federal funds purchased and securities loaned or sold under repurchase agreements	22,411	19,149	13,259
Short-term borrowings	2,298	2,101	1,894
Trading liabilities - debt and all other interest-bearing liabilities(d)	8,965	10,238	9,396
Long-term debt	17,894	18,920	15,803
Beneficial interest issued by consolidated VIEs	1,218	1,383	953
Total interest expense	$97,898	$101,350	$81,321
Net interest income	$95,443	$92,583	$89,267
Provision for credit losses	14,212	10,678	9,320
Net interest income after provision for credit losses	$81,231	$81,905	$79,947
(a)Includes the accretion of the purchase discount on certain acquired loans and investment securities associated with First Republic. Refer to Note 34 for additional information.
(b)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(c)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated balance sheets.
(d)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

222	JPMorgan Chase & Co./2025 Form 10-K

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
The Firm also provides a qualified defined contribution plan in the U.S. and maintains other similar arrangements in certain non-U.S. locations. The most significant of these plans is the JPMorgan Chase 401(k) Savings Plan (“the 401(k) Savings Plan”), which covers substantially all U.S. employees. Employees can contribute to the 401(k) Savings Plan on a pretax and/or after-tax basis. The Firm makes annual matching and pay credit contributions to the 401(k) Savings Plan on behalf of eligible participants.
The following table presents the pretax benefit obligations, plan assets, the net funded status, and the amounts recorded in AOCI on the Consolidated balance sheets for the Firm’s significant defined benefit pension and OPEB plans.

As of or for the year ended December 31,
(in millions)	2025	2024
Projected benefit obligations	$(14,724)	$(14,459)
Fair value of plan assets	23,603	22,201
Net funded status	8,879	7,742
Accumulated other comprehensive income/(loss)	(965)	(1,649)
The weighted-average discount rate used to value the benefit obligations as of December 31, 2025 and 2024, was 5.39% and 5.49%, respectively.
Gains and losses
Gains or losses resulting from changes in the benefit obligation and the fair value of plan assets are recorded in OCI. Amortization of net gains or losses are recognized as part of the net periodic benefit cost over subsequent periods, if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Amortization is generally over the average expected remaining lifetime of plan participants, given the frozen status of most plans. For the year ended
December 31, 2025, the net gain was attributable to higher than expected returns on plan assets, partially offset by projected benefit obligation net losses primarily related to changes in the discount rate. For the year ended December 31, 2024, the net loss was attributable to lower than expected returns on plan assets, partially offset by projected benefit obligation net gains primarily related to changes in the discount rate.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans, and in other comprehensive income for the defined benefit pension and OPEB plans.

Year ended December 31, (in millions)	2025		2024	2023
Total net periodic defined benefit plan credit(a)	$(184)	(b)	$(462)	$(393)
Total defined contribution plans	1,925		1,733	1,609
Total pension and OPEB cost included in noninterest expense	$1,741		$1,271	$1,216
Total recognized in other comprehensive (income)/loss	$(691)		$131	$(421)
(a)The service cost component of net periodic defined benefit cost is reported in compensation expense; all other components of net periodic defined benefit costs are reported in other expense in the Consolidated statements of income.
(b)Includes pension settlement losses of $78 million for the year ended December 31, 2025.

JPMorgan Chase & Co./2025 Form 10-K	223

Notes to consolidated financial statements

The following table presents the weighted-average actuarial assumptions used to determine the net periodic benefit costs for the defined benefit pension and OPEB plans.

Year ended December 31,	2025	2024	2023
Discount rate	5.49%	5.16%	5.14%
Expected long-term rate of return on plan assets	5.44%	6.15%	5.74%
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

Investment strategy and asset allocation
The assets of the Firm’s defined benefit pension plans are held in various trusts and are invested in well-diversified portfolios of equity and fixed income securities, cash and cash equivalents, and alternative investments. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that could impact the portfolios, which are rebalanced when deemed necessary. As of December 31, 2025, the approved asset allocation ranges by asset class for the Firm’s principal defined benefit plan are 41-100% debt securities, 0-40% equity securities, and 0-14% alternatives.
Assets held by the Firm’s defined benefit pension and OPEB plans do not include securities issued by JPMorganChase or its affiliates, except through indirect exposures through investments in exchange traded funds, mutual funds and collective investment funds managed by third-parties. The defined benefit pension and OPEB plans hold investments that are sponsored or managed by affiliates of JPMorganChase in the amount of $2.1 billion and $1.8 billion as of December 31, 2025 and 2024, respectively.
Fair value measurement of the plans’ assets and liabilities
Refer to Note 2 for information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm.

Defined benefit pension and OPEB plans assets and liabilities measured at fair value

	2025				2024
December 31, (in millions)	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value
Assets measured at fair value classified in the fair value hierarchy	$7,834	$9,809	$4,160	$21,803	$6,910	$9,693	$3,956	$20,559
Assets measured at fair value using NAV as a practical expedient				2,388				2,101
Net defined benefit pension plan payables				(588)				(459)
Total fair value of plan assets				$23,603				$22,201
(a)Consists predominantly of equity securities, fund investments, U.S. federal and non-U.S. government debt securities, and cash equivalents.
(b)Consists of corporate debt securities, mortgage-backed securities, fund investments, and U.S. state, local and non-U.S. government debt securities.
(c)Consists predominantly of corporate-owned life insurance policies.

224	JPMorgan Chase & Co./2025 Form 10-K

Changes in level 3 fair value measurements using significant unobservable inputs
Investments classified in level 3 of the fair value hierarchy increased in 2025 to $4.2 billion, due to $361 million in unrealized gains, partially offset by $58 million in sales, $52 million of transfers out, and $46 million in settlements. The net increase in 2024 was due to $536 million of transfers in and $415 million in unrealized gains, partially offset by $123 million in settlements.
Estimated future benefit payments
The following table presents benefit payments expected to be paid for the defined benefit pension and OPEB plans for the years indicated.

Year ended December 31, (in millions)
2026	$2,253
2027	1,074
2028	1,061
2029	1,031
2030	1,017
Years 2031–2035	4,834

JPMorgan Chase & Co./2025 Form 10-K	225

Notes to consolidated financial statements
Note 9 – Employee share-based incentives
Employee share-based awards
In 2025, 2024 and 2023, JPMorganChase granted long-term share-based awards to certain employees under its LTIP. As of December 31, 2025, 77 million shares of common stock were available under the LTIP for issuance through May 2028. The LTIP is the only active plan under which the Firm is currently granting share-based incentive awards.
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
Generally, performance share units (“PSUs”) are granted annually, and approved by the Firm’s Board of Directors, to members of the Firm’s Operating Committee under the variable compensation program. PSUs are subject to the Firm’s achievement of specified performance criteria over a three-year period. The number of PSUs that vest can range from zero to 150% of the grant amount. In addition, dividends that accrue during the vesting period are reinvested in dividend equivalent share units. PSUs and the related dividend equivalent share units are converted into shares of common stock after vesting.
Once the PSUs and dividend equivalent share units have vested, the shares of common stock that are delivered, after applicable tax withholding, must be retained for an additional holding period, for a total combined vesting and holding period of approximately five to eight years from the grant date depending on regulations in certain countries.
Under the LTIP, stock appreciation rights (“SARs”) were granted with an exercise price equal to the fair value of JPMorganChase’s common stock on the grant date. SARs expire ten years after the grant date. There were no grants of SARs in 2025, 2024 or 2023.
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
The Firm’s policy for issuing shares upon settlement of employee share-based incentive awards is to issue either new shares of common stock or treasury shares. During 2025, 2024 and 2023, the Firm settled all of its employee share-based awards by issuing treasury shares.
Refer to Note 23 for further information on the classification of share-based awards for purposes of calculating earnings per share.

226	JPMorgan Chase & Co./2025 Form 10-K

RSUs, PSUs and SARs activity
Generally, compensation expense for RSUs and PSUs is measured based on the number of units granted multiplied by the stock price at the grant date, and for SARs, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorganChase’s RSUs, PSUs and SARs activity for 2025.

	RSUs/PSUs		SARs
Year ended December 31, 2025	Number of units	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	50,609	$150.41	2,250	$152.19
Granted	14,602	261.24	—	—
Exercised or vested	(20,469)	148.74	—	—
Forfeited	(2,182)	176.47	—	—
Canceled	NA	NA	—	—
Outstanding, December 31	42,560	$187.64	2,250	$152.19	5.7	$385,369
Exercisable, December 31	NA	NA	—	—	—	—
The total fair value of RSUs and PSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $5.0 billion, $3.5 billion and $2.5 billion, respectively. There were no SARs exercised in 2025 and 2024. The total intrinsic value of SARs exercised during the year ended December 31, 2023 was $24 million.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2025	2024	2023
Cost of prior grants of RSUs, PSUs and SARs that are amortized over their applicable vesting periods	$1,541	$1,622	$1,510
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	2,073	1,882	1,607
Total noncash compensation expense related to employee share-based incentive plans	$3,614	$3,504	$3,117
At December 31, 2025, approximately $1.0 billion (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.6 years. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.
Tax benefits
Income tax benefits (including tax benefits from dividends or dividend equivalents) related to share-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2025, 2024 and 2023, were $1.4 billion, $1.0 billion and $836 million, respectively.

JPMorgan Chase & Co./2025 Form 10-K	227

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
Effective January 1, 2023, the Firm adopted the portfolio layer method hedge accounting guidance which permitted a transfer of HTM securities to AFS upon adoption. The Firm transferred obligations of U.S. states and municipalities with a carrying value of $7.1 billion resulting in the recognition of $38 million net pre-tax unrealized losses in AOCI. Refer to Note 24 for additional information.
Transfers of securities between AFS and HTM are non-cash transactions.

228	JPMorgan Chase & Co./2025 Form 10-K

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	2025				2024
December 31, (in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$92,112	$1,075	$2,215	$90,972	$95,671	$251	$4,029	$91,893
Residential:
U.S.	5,564	38	17	5,585	4,242	16	50	4,208
Non-U.S.	405	1	—	406	600	3	—	603
Commercial	4,466	48	30	4,484	4,115	20	70	4,065
Total mortgage-backed securities	102,547	1,162	2,262	101,447	104,628	290	4,149	100,769
U.S. Treasury and government agencies	313,470	2,384	32	315,822	235,495	545	1,261	234,779
Obligations of U.S. states and municipalities	20,915	118	793	20,240	18,337	110	534	17,913
Non-U.S. government debt securities	45,676	215	236	45,655	36,655	94	504	36,245
Corporate debt securities	139	—	11	128	71	—	1	70
Asset-backed securities:
Collateralized loan obligations	21,897	51	1	21,947	14,887	59	3	14,943
Other	1,941	25	7	1,959	2,125	17	9	2,133
Unallocated portfolio layer fair value basis adjustments(a)	641	(641)	—	NA	(1,153)	—	(1,153)	NA
Total available-for-sale securities	507,226	3,314	3,342	507,198	411,045	1,115	5,308	406,852
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	89,073	57	9,200	79,930	97,177	6	13,531	83,652
U.S. Residential	7,542	6	570	6,978	8,605	4	904	7,705
Commercial	6,493	19	234	6,278	8,817	24	389	8,452
Total mortgage-backed securities	103,108	82	10,004	93,186	114,599	34	14,824	99,809
U.S. Treasury and government agencies	132,727	134	6,414	126,447	108,632	—	11,212	97,420
Obligations of U.S. states and municipalities	8,600	17	609	8,008	9,310	32	631	8,711
Asset-backed securities:
Collateralized loan obligations	24,695	29	6	24,718	40,573	84	14	40,643
Other	1,004	1	20	985	1,354	2	39	1,317
Total held-to-maturity securities	270,134	263	17,053	253,344	274,468	152	26,720	247,900
Total investment securities, net of allowance for credit losses	$777,360	$3,577	$20,395	$760,542	$685,513	$1,267	$32,028	$654,752
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 1 and Note 5 for additional information.
(b)The Firm purchased $5.4 billion, $4.7 billion and $4.1 billion of HTM securities for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $106 million, $152 million and $128 million at December 31, 2025, 2024 and 2023, respectively.
(d)Excludes $4.6 billion and $3.7 billion of accrued interest receivable at December 31, 2025 and 2024, respectively, included in accrued interest and accounts receivable on the Consolidated balance sheets. The Firm generally does not recognize an allowance for credit losses on accrued interest receivable, consistent with its policy to write them off no later than 90 days past due by reversing interest income. The Firm did not reverse through interest income any accrued interest receivable for the years ended December 31, 2025 and 2024.

JPMorgan Chase & Co./2025 Form 10-K	229

Notes to consolidated financial statements
At December 31, 2025, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and
Moody’s, however, the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, reviewed on a regular and ongoing basis by Credit Risk Management and adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at December 31, 2025 and 2024. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $2.2 billion and $5.3 billion, at December 31, 2025 and 2024, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
Year ended December 31, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$36	$—	$609	$17	$645	$17
Non-U.S.	3	—	20	—	23	—
Commercial	142	1	576	29	718	30
Total mortgage-backed securities	181	1	1,205	46	1,386	47
Obligations of U.S. states and municipalities	5,519	131	9,597	662	15,116	793
Non-U.S. government debt securities	9,324	76	4,954	160	14,278	236
Corporate debt securities	114	11	—	—	114	11
Asset-backed securities:
Collateralized loan obligations	814	—	143	1	957	1
Other	63	—	131	7	194	7
Total available-for-sale securities with gross unrealized losses	$16,015	$219	$16,030	$876	$32,045	$1,095

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
Year ended December 31, 2024 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,505	$6	$925	$44	$2,430	$50
Non-U.S.	—	—	30	—	30	—
Commercial	763	8	1,184	62	1,947	70
Total mortgage-backed securities	2,268	14	2,139	106	4,407	120
Obligations of U.S. states and municipalities	10,037	233	2,412	301	12,449	534
Non-U.S. government debt securities	14,234	234	4,184	270	18,418	504
Corporate debt securities	9	—	30	1	39	1
Asset-backed securities:
Collateralized loan obligations	2	—	375	3	377	3
Other	214	1	200	8	414	9
Total available-for-sale securities with gross unrealized losses	$26,764	$482	$9,340	$689	$36,104	$1,171

230	JPMorgan Chase & Co./2025 Form 10-K

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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both December 31, 2025 and 2024, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities as of December 31, 2025 was $106 million, which included the impact of a $17 million reduction in allowance related to a sale of a corporate debt security. As of December 31, 2024 and 2023, the allowance for credit losses in investment securities was $152 million and $128 million, respectively, which included a cumulative-effect adjustment to retained earnings related to the transfer of HTM securities to AFS for the year ended December 31, 2023.
Selected impacts of investment securities on the Consolidated statements of income

Year ended December 31, (in millions)	2025	2024	2023
Realized gains	$674	$593	$622
Realized losses	(731)	(1,614)	(3,802)
Investment securities losses	$(57)	$(1,021)	$(3,180)
Provision for credit losses	$(28)	$24	$38

JPMorgan Chase & Co./2025 Form 10-K	231

Notes to consolidated financial statements
Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2025, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2025 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$986	$12,032	$5,186	$84,351	$102,555
Fair value	978	12,215	5,258	82,996	101,447
Average yield(a)	2.79%	4.58%	4.62%	4.56%	4.55%
U.S. Treasury and government agencies
Amortized cost	$37,727	$224,284	$45,128	$6,331	$313,470
Fair value	37,869	225,962	45,529	6,462	315,822
Average yield(a)	4.17%	4.04%	4.20%	4.58%	4.09%
Obligations of U.S. states and municipalities
Amortized cost	$—	$21	$138	$20,756	$20,915
Fair value	—	21	133	20,086	20,240
Average yield(a)	—%	3.95%	3.89%	5.11%	5.10%
Non-U.S. government debt securities
Amortized cost	$10,838	$21,233	$11,769	$1,836	$45,676
Fair value	10,848	21,305	11,719	1,783	45,655
Average yield(a)	3.51%	4.03%	3.53%	3.21%	3.75%
Corporate debt securities
Amortized cost	$49	$123	$—	$—	$172
Fair value	13	115	—	—	128
Average yield(a)	17.50%	15.66%	—%	—%	16.18%
Asset-backed securities
Amortized cost	$3	$327	$1,291	$22,217	$23,838
Fair value	3	329	1,296	22,278	23,906
Average yield(a)	5.30%	5.62%	5.71%	5.04%	5.08%
Total available-for-sale securities
Amortized cost(b)	$49,603	$258,020	$63,512	$135,491	$506,626
Fair value	49,711	259,947	63,935	133,605	507,198
Average yield(a)	4.01%	4.07%	4.14%	4.71%	4.24%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$1,161	$8,780	$5,314	$87,891	$103,146
Fair value	1,147	8,319	4,908	78,812	93,186
Average yield(a)	1.90%	2.47%	3.21%	2.90%	2.87%
U.S. Treasury and government agencies
Amortized cost	$17,328	$91,142	$24,257	$—	$132,727
Fair value	17,155	87,552	21,740	—	126,447
Average yield(a)	1.23%	2.69%	1.48%	—%	2.28%
Obligations of U.S. states and municipalities
Amortized cost	$—	$53	$286	$8,288	$8,627
Fair value	—	50	265	7,693	8,008
Average yield(a)	—%	4.72%	3.14%	3.91%	3.89%
Asset-backed securities
Amortized cost	$—	$399	$12,811	$12,489	$25,699
Fair value	—	398	12,815	12,490	25,703
Average yield(a)	—%	2.94%	4.47%	4.62%	4.52%
Total held-to-maturity securities
Amortized cost(b)	$18,489	$100,374	$42,668	$108,668	$270,199
Fair value	18,302	96,319	39,728	98,995	253,344
Average yield(a)	1.27%	2.67%	2.60%	3.17%	2.77%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $41 million and the portfolio layer fair value hedge basis adjustments of $641 million at December 31, 2025. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $65 million at December 31, 2025.
(c)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately seven years for agency residential MBS, six years for agency residential collateralized mortgage obligations, and four years for nonagency residential collateralized mortgage obligations.

232	JPMorgan Chase & Co./2025 Form 10-K

Note 11 – Securities financing activities
JPMorganChase enters into resale, repurchase, securities borrowed and securities loaned agreements (collectively, “securities financing agreements”) primarily to finance the Firm’s inventory positions, acquire securities to cover short sales, accommodate clients’ financing needs, settle other securities obligations and to deploy the Firm’s excess cash.
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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of December 31, 2025 and 2024.
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

JPMorgan Chase & Co./2025 Form 10-K	233

Notes to consolidated financial statements
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of December 31, 2025 and 2024. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	December 31, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$618,516	$(282,090)	$336,426	$(324,217)	$12,209
Securities borrowed	357,361	(71,170)	286,191	(234,466)	51,725
Liabilities
Securities sold under repurchase agreements	$715,251	$(282,090)	$433,161	$(397,550)	$35,611
Securities loaned and other(a)	86,829	(71,170)	15,659	(15,534)	125

	December 31, 2024
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$607,154	$(312,183)	$294,971	$(282,220)	$12,751
Securities borrowed	267,917	(48,371)	219,546	(170,702)	48,844
Liabilities
Securities sold under repurchase agreements	$603,683	$(312,183)	$291,500	$(249,763)	$41,737
Securities loaned and other(a)	58,989	(48,371)	10,618	(10,557)	61
(a)Includes securities-for-securities lending agreements of $6.6 billion and $5.9 billion at December 31, 2025 and 2024, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At December 31, 2025 and 2024, included $9.4 billion and $8.7 billion, respectively, of securities purchased under resale agreements; $44.0 billion and $42.9 billion, respectively, of securities borrowed; $34.9 billion and $40.9 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

234	JPMorgan Chase & Co./2025 Form 10-K

The tables below present as of December 31, 2025 and 2024 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	2025		2024
December 31, (in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities:
U.S. GSEs and government agencies	$124,776	$—	$82,645	$—
Residential - nonagency	1,685	—	2,610	—
Commercial - nonagency	2,285	—	2,344	—
U.S. Treasury, GSEs and government agencies	346,938	703	300,022	759
Obligations of U.S. states and municipalities	1,624	—	1,872	—
Non-U.S. government debt	122,346	1,415	117,614	1,852
Corporate debt securities	66,100	3,433	44,495	4,033
Asset-backed securities	6,545	—	4,619	—
Equity securities	42,952	81,278	47,462	52,345
Total	$715,251	$86,829	$603,683	$58,989

	Remaining contractual maturity of the agreements
December 31, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$406,605	$168,256	$18,169	$122,221	$715,251
Total securities loaned and other	78,233	1,316	976	6,304	86,829

	Remaining contractual maturity of the agreements
December 31, 2024 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$308,392	$171,346	$19,932	$104,013	$603,683
Total securities loaned and other	54,066	1,463	1	3,459	58,989
Transfers not qualifying for sale accounting
At December 31, 2025 and 2024, the Firm held $787 million and $805 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

JPMorgan Chase & Co./2025 Form 10-K	235

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
The Firm classifies accrued interest on loans, including accrued but unbilled interest on credit card loans, in accrued interest and accounts receivable on the Consolidated balance sheets. For credit card loans, accrued interest once billed is then recognized in the loan balances, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. For other loans, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
Nonaccrual loans
Nonaccrual loans are those on which the accrual of interest has been suspended. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is not expected, regardless of delinquency status, or when principal and interest has been in default for a period of 90 days or more, unless the loan is both well-secured and in the process of collection. A loan is determined to be past due when the minimum payment is not received from the borrower by the contractually specified due date or for certain loans (e.g., residential real estate loans), when a monthly payment is due and unpaid for 30 days or more. Wholesale loans may be placed on nonaccrual status prior to becoming 90 days past due, as delinquency is generally a lagging indicator of credit quality. The Firm carefully monitors wholesale borrower liquidity, cash flows, enterprise/asset values, access to capital, and other relevant factors to make judgments about the borrower’s ability to make all contractual payments. Finally, collateral-dependent loans are typically maintained on nonaccrual status.
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

236	JPMorgan Chase & Co./2025 Form 10-K

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
Wholesale loans are charged off when they are deemed to be uncollectible. For loans that are not collateral-dependent, the determination of whether to recognize a charge-off as well as amount includes many factors, including the Firm’s confidence and visibility of the loan’s impairment, after considering the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral.
Collateral-dependent loans are charged down to the lower of its amortized cost or the estimated net realizable value of the underlying collateral, the determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is generally estimated using a discounted cash flow model.
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
Because these loans are recognized at fair value, the Firm’s allowance for loan losses and charge-off

JPMorgan Chase & Co./2025 Form 10-K	237

Notes to consolidated financial statements
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

238	JPMorgan Chase & Co./2025 Form 10-K

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
(d)The wholesale portfolio segment's classes align with loan classifications as defined by the Federal Reserve Board (“FRB”) in effect at each period presented, based on the loan's collateral, purpose, and type of borrower.
(e)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. Refer to Note 14 for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$368,741	$247,797	$792,367	$1,408,905
Held-for-sale	334	—	13,506	13,840
At fair value	33,183	—	37,501	70,684
Total	$402,258	$247,797	$843,374	$1,493,429

December 31, 2024 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$376,334	$232,860	$690,396	$1,299,590
Held-for-sale	945	—	6,103	7,048
At fair value	15,531	—	25,819	41,350
Total	$392,810	$232,860	$722,318	$1,347,988
(a)Excludes $7.0 billion and $6.6 billion of accrued interest receivable at December 31, 2025 and 2024, respectively. The Firm wrote off accrued interest receivable of $109 million and $84 million for the years ended December 31, 2025 and 2024, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs, which were not material as of December 31, 2025 and 2024. For the discount associated with First Republic loans, refer to Note 34 on pages 312–314.
The following tables provide information about the amounts paid or received for retained loans purchased and sold during the periods indicated. Retained loans reclassified to held-for-sale during the periods indicated are reported at the lower of cost or market value on the date of transfer. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of these tables.

Year ended December 31, 2025 (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$756	(b)(c)	$—	$1,696	$2,452
Sales	3,006		—	52,577	55,583
Retained loans reclassified to held-for-sale(a)	332		—	1,220	1,552

Year ended December 31, 2024 (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$647	(b)(c)	$—	$1,432	$2,079
Sales	10,440		—	45,147	55,587
Retained loans reclassified to held-for-sale(a)	1,656		—	749	2,405

JPMorgan Chase & Co./2025 Form 10-K	239

Notes to consolidated financial statements

Year ended December 31, 2023 (in millions)	Consumer, excluding credit card		Credit card	Wholesale		Total
Purchases	$92,205	(b)(c)(d)	$—	$60,300	(d)	$152,505
Sales	2,202		—	43,949		46,151
Retained loans reclassified to held-for-sale(a)	274		—	1,486		1,760
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the years ended December 31, 2025, 2024 and 2023. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $3.7 billion, $902 million and $5.1 billion for the years ended December 31, 2025, 2024 and 2023, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

Year ended December 31, (in millions)	2025	2024	2023
Net gains/(losses) on sales of loans and lending-related commitments (a)	$208	$154	$56
(a)Includes $148 million, $113 million and $62 million related to loans for the years ended December 31, 2025, 2024 and 2023, respectively.

240	JPMorgan Chase & Co./2025 Form 10-K

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of scored residential mortgages, home equity loans and lines of credit, auto and business banking loans, with a focus on serving the prime consumer credit market. These loans include home equity loans secured by junior liens and prime mortgage loans with an interest-only payment period.
The following table provides information about retained consumer loans, excluding credit card, by class.

December 31, (in millions)	2025	2024
Residential real estate	$303,531	$309,513
Auto and other	65,210	66,821
Total retained loans	$368,741	$376,334
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

JPMorgan Chase & Co./2025 Form 10-K	241

Notes to consolidated financial statements
Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the year ended December 31, 2025 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$21,179	$9,894	$14,334	$57,258	$74,916	$110,489	$6,644	$6,246	$300,960
30–149 days past due	4	16	36	98	99	770	27	184	1,234
150 or more days past due	—	12	68	242	231	653	12	119	1,337
Total retained loans	$21,183	$9,922	$14,438	$57,598	$75,246	$111,912	$6,683	$6,549	$303,531
% of 30+ days past due to total retained loans(b)	0.02%	0.28%	0.72%	0.59%	0.44%	1.26%	0.58%	4.63%	0.84%
Gross charge-offs	$—	$2	$4	$7	$10	$9	$22	$4	$58

As of or for the year ended December 31, 2024 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$12,301	$17,280	$61,337	$79,760	$52,289	$70,270	$6,974	$7,088	$307,299
30–149 days past due	13	54	139	110	59	747	53	204	1,379
150 or more days past due	—	11	71	68	49	501	8	127	835
Total retained loans	$12,314	$17,345	$61,547	$79,938	$52,397	$71,518	$7,035	$7,419	$309,513
% of 30+ days past due to total retained loans(b)	0.11%	0.37%	0.34%	0.22%	0.21%	1.72%	0.87%	4.46%	0.71%
Gross charge-offs	$—	$—	$1	$1	$—	$176	$21	$7	$206
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at December 31, 2025 and 2024.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at December 31, 2025 and 2024. These amounts have been excluded based upon the government guarantee.
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

242	JPMorgan Chase & Co./2025 Form 10-K

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	December 31, 2025	December 31, 2024
Nonaccrual loans(a)(b)(c)(d)	$3,632	$2,984

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$71	$72
Less than 660	4	3
Greater than 100% but less than or equal to 125% and refreshed FICO scores:
Equal to or greater than 660	282	161
Less than 660	5	5
Greater than 80% but less than or equal to 100% and refreshed FICO scores:
Equal to or greater than 660	5,990	4,962
Less than 660	131	73
Less than or equal to 80% and refreshed FICO scores:
Equal to or greater than 660	287,923	294,797
Less than 660	8,435	8,534
No FICO/LTV available(h)	690	906
Total retained loans	$303,531	$309,513

Weighted-average LTV ratio(e)(i)	48%	47%
Weighted-average FICO(f)(i)	775	774

Geographic region(h)(j)
California	$117,500	$120,944
New York	46,378	46,854
Florida	21,864	21,820
Texas	14,398	14,531
Massachusetts	12,985	13,511
Colorado	10,316	10,465
Washington	9,408	9,372
Illinois	9,152	9,835
New Jersey	7,486	7,554
Connecticut	6,823	6,854
All other	47,221	47,773
Total retained loans	$303,531	$309,513
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At December 31, 2025, approximately 9% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at December 31, 2025 and 2024.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $147 million and $160 million for the years ended December 31, 2025 and 2024, respectively.
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
(h)Included U.S. government-guaranteed loans as of December 31, 2025 and 2024.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2025.

JPMorgan Chase & Co./2025 Form 10-K	243

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
Financial effects of FDMs
For the year ended December 31, 2025, retained residential real estate FDMs were $1.0 billion, which included $882 million of FDMs in the form of other-than-insignificant payment deferrals. These other-than-insignificant payment deferrals were driven by forbearances granted to certain borrowers impacted by the wildfires in Los Angeles County, California in January 2025 who were granted a second 90-day forbearance arrangement. The financial effects of the remaining FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by 19 years, and reducing the weighted-average contractual interest rate from 6.94% to 6.08% for the year ended December 31, 2025.
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
As of December 31, 2025, additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs were not material, while there were no additional unfunded commitments as of December 31, 2024.
For the years ended December 31, 2025, 2024 and 2023, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.
Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	Amortized cost basis
	2025	2024	2023
Current	$408	$139	$107
30-149 days past due	45	47	13
150 or more days past due	571	20	16
Total	$1,024	$206	$136
Defaults of FDMs
During the years ended December 31, 2025, 2024 and 2023, defaults of retained residential real estate FDMs that had been modified within twelve months were $83 million, $93 million and not material, respectively.
Active and suspended foreclosure
At December 31, 2025 and 2024, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $575 million and $576 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

244	JPMorgan Chase & Co./2025 Form 10-K

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the year ended December 31, 2025 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,490	$15,586	$9,443	$4,899	$2,961	$846	$3,817	$177	$64,219
30–119 days past due	170	180	225	170	99	25	33	48	950
120 or more days past due	—	2	2	—	1	—	2	34	41
Total retained loans	$26,660	$15,768	$9,670	$5,069	$3,061	$871	$3,852	$259	$65,210
% of 30+ days past due to total retained loans	0.64%	1.15%	2.35%	3.35%	3.23%	2.87%	0.91%	31.66%	1.52%
Gross charge-offs	$242	$228	$244	$157	$69	$83	$—	$8	$1,031

As of or for the year ended December 31, 2024 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,165	$15,953	$9,201	$7,014	$2,895	$624	$3,714	$148	$65,714
30–119 days past due	190	283	259	179	53	23	40	34	1,061
120 or more days past due	1	1	—	5	6	—	3	30	46
Total retained loans	$26,356	$16,237	$9,460	$7,198	$2,954	$647	$3,757	$212	$66,821
% of 30+ days past due to total retained loans	0.72%	1.75%	2.74%	2.50%	1.76%	3.55%	1.14%	30.19%	1.64%
Gross charge-offs	$269	$348	$224	$126	$37	$82	$1	$6	$1,093

JPMorgan Chase & Co./2025 Form 10-K	245

Notes to consolidated financial statements
Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

(in millions)	December 31, 2025	December 31, 2024
Nonaccrual loans(a)(b)	$243	$249

Geographic region(c)
California	$9,926	$10,321
Texas	7,940	7,772
Florida	5,382	5,428
New York	4,771	4,905
Illinois	2,804	2,890
New Jersey	2,347	2,468
Pennsylvania	2,066	2,012
Georgia	1,682	1,716
Arizona	1,583	1,643
North Carolina	1,578	1,597
All other	25,131	26,069
Total retained loans	$65,210	$66,821
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the years ended December 31, 2025 and 2024.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at December 31, 2025.
Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the years ended December 31, 2025, 2024 and 2023 retained auto and other FDMs were not material.
As of December 31, 2025 and 2024, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

246	JPMorgan Chase & Co./2025 Form 10-K

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
The following tables provide information on delinquency and gross charge-offs.

As of or for the year ended December 31, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$240,147	$2,289	$242,436
30–89 days past due and still accruing	2,422	207	2,629
90 or more days past due and still accruing	2,619	113	2,732
Total retained loans	$245,188	$2,609	$247,797
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.06%	12.27%	2.16%
% of 90+ days past due to total retained loans	1.07	4.33	1.10
Gross charge-offs	$8,812	$352	$9,164

As of or for the year ended December 31, 2024 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$226,532	$1,284	$227,816
30–89 days past due and still accruing	2,291	109	2,400
90 or more days past due and still accruing	2,591	53	2,644
Total retained loans	$231,414	$1,446	$232,860
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.11%	11.20%	2.17%
% of 90+ days past due to total retained loans	1.12	3.67	1.14
Gross charge-offs	$7,951	$247	$8,198

JPMorgan Chase & Co./2025 Form 10-K	247

Notes to consolidated financial statements
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	December 31, 2025	December 31, 2024
Geographic region(a)
California	$38,702	$36,385
Texas	26,313	24,423
New York	19,488	18,525
Florida	18,622	17,236
Illinois	13,160	12,442
New Jersey	10,282	9,644
Colorado	7,384	6,962
Ohio	7,326	6,976
Pennsylvania	6,921	6,558
Arizona	6,295	5,796
All other	93,304	87,913
Total retained loans	$247,797	$232,860
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.6%	85.5%
Less than 660	15.2	14.3
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2025.
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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
Year ended December 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$1,800	0.73%	Term extension with a reduction in the weighted average contractual interest rate from 22.88% to 3.48%
Other(b)(c)	284	0.11	Reduced weighted-average contractual interest rate from 22.75% to 8.09%
Total	$2,084

	Loan modifications
Year ended December 31, 2024 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$926	0.40%	Term extension with a reduction in the weighted average contractual interest rate from 23.64% to 3.20%
Total	$926

248	JPMorgan Chase & Co./2025 Form 10-K

	Loan modifications
Year ended December 31, 2023 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$648	0.31%	Term extension with a reduction in the weighted average contractual interest rate from 23.19% to 3.64%
Total	$648
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer’s credit card account on a fixed payment plan.
(b)The interest rates represent weighted average at the time of modification.
(c)Primarily interest rate reduction.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the years ended December 31, 2025, 2024 and 2023.

	Amortized cost basis
Year ended December 31, (in millions)	2025	2024	2023
Current and less than 30 days past due and still accruing	$1,801	$811	$558
30-89 days past due and still accruing	179	74	59
90 or more days past due and still accruing	104	41	31
Total	$2,084	$926	$648
Defaults of FDMs
During the year ended December 31, 2025, defaults of retained credit card FDMs that had been modified within twelve months were $111 million. During the years ended December 31, 2024 and 2023, defaults of retained credit card FDMs that had been modified within twelve months were not material.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm’s standard charge-off policy.

JPMorgan Chase & Co./2025 Form 10-K	249

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

250	JPMorgan Chase & Co./2025 Form 10-K

Internal risk rating is the primary credit quality indicator for retained wholesale loans. The following tables provide information on internal risk rating and gross charge-offs.

December 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
	2025	2024	2025	2024	2025	2024	2025	2024
Loans by risk ratings
Investment-grade	$118,875	$114,280	$66,942	$70,862	$355,547	$286,528	$541,364	$471,670
Noninvestment-grade:
Noncriticized	36,120	37,422	92,856	83,191	93,273	72,743	222,249	193,356
Criticized performing	8,872	9,291	12,651	10,977	2,833	1,160	24,356	21,428
Criticized nonaccrual	1,678	1,439	1,954	1,760	766	743	4,398	3,942
Total noninvestment-grade	46,670	48,152	107,461	95,928	96,872	74,646	251,003	218,726
Total retained loans	$165,545	$162,432	$174,403	$166,790	$452,419	$361,174	$792,367	$690,396
% of investment-grade to total retained loans	71.81%	70.36%	38.38%	42.49%	78.59%	79.33%	68.32%	68.32%
% of total criticized to total retained loans	6.37	6.61	8.37	7.64	0.80	0.53	3.63	3.67
% of criticized nonaccrual to total retained loans	1.01	0.89	1.12	1.06	0.17	0.21	0.56	0.57
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. As of December 31, 2025, predominantly consisted of $245.1 billion to financial institutions, which includes loans to certain SPEs, primarily asset securitizations, as redefined by the FRB, $141.1 billion to individuals and individual entities, and $7.4 billion to other SPEs. As of December 31, 2024, predominantly consisted of $114.8 billion to individuals and individual entities, $94.0 billion to financial institutions, and $92.5 billion to SPEs. Refer to Note 14 for more information on SPEs.

	Secured by real estate
As of or for the year ended December 31, 2025 (in millions)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,242	$9,440	$9,187	$22,472	$22,019	$37,392	$1,123	$—	$118,875
Noninvestment-grade	6,930	3,032	4,392	12,444	6,625	10,978	2,176	93	46,670
Total retained loans	$24,172	$12,472	$13,579	$34,916	$28,644	$48,370	$3,299	$93	$165,545
Gross charge-offs	$—	$54	$13	$92	$119	$141	$1	$—	$420

	Secured by real estate
As of or for the year ended December 31, 2024 (in millions)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,002	$9,834	$25,284	$22,796	$15,548	$29,488	$1,328	$—	$114,280
Noninvestment-grade	4,238	5,366	14,717	8,567	3,462	10,392	1,317	93	48,152
Total retained loans	$14,240	$15,200	$40,001	$31,363	$19,010	$39,880	$2,645	$93	$162,432
Gross charge-offs	$72	$18	$43	$2	$109	$80	$—	$—	$324

JPMorgan Chase & Co./2025 Form 10-K	251

Notes to consolidated financial statements

	Commercial and industrial
As of or for the year ended December 31, 2025 (in millions)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,186	$5,418	$3,040	$4,352	$1,836	$1,225	$34,884	$1	$66,942
Noninvestment-grade	32,906	13,376	5,927	5,600	2,006	825	46,721	100	107,461
Total retained loans	$49,092	$18,794	$8,967	$9,952	$3,842	$2,050	$81,605	$101	$174,403
Gross charge-offs	$43	$64	$11	$151	$129	$26	$461	$8	$893

	Commercial and industrial
As of or for the year ended December 31, 2024 (in millions)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$11,564	$6,285	$6,588	$3,119	$1,067	$1,139	$41,099	$1	$70,862
Noninvestment-grade	21,251	11,350	10,942	5,322	783	975	45,181	124	95,928
Total retained loans	$32,815	$17,635	$17,530	$8,441	$1,850	$2,114	$86,280	$125	$166,790
Gross charge-offs	$25	$22	$128	$24	$1	$50	$270	$5	$525

	Other(a)
As of or for the year ended December 31, 2025 (in millions)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$43,073	$13,123	$7,939	$10,838	$5,574	$11,757	$263,150	$93	$355,547
Noninvestment-grade	16,162	6,456	4,425	4,079	2,013	2,563	61,095	79	96,872
Total retained loans	$59,235	$19,579	$12,364	$14,917	$7,587	$14,320	$324,245	$172	$452,419
Gross charge-offs	$46	$195	$32	$2	$9	$58	$26	$106	$474

	Other(a)
As of or for the year ended December 31, 2024 (in millions)	Term loans by origination year						Revolving loans
	2024	2023	2022	2021	2020	Prior to 2020	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$30,484	$17,039	$13,272	$6,288	$8,632	$7,382	$201,949	$1,482	$286,528
Noninvestment-grade	11,784	7,248	5,918	3,296	1,366	1,886	42,954	194	74,646
Total retained loans	$42,268	$24,287	$19,190	$9,584	$9,998	$9,268	$244,903	$1,676	$361,174
Gross charge-offs	$—	$38	$3	$36	$40	$50	$6	$—	$173
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. Refer to Note 14 for more information on SPEs.

252	JPMorgan Chase & Co./2025 Form 10-K

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination. Multifamily lending includes financing for acquisition, leasing and construction of apartment buildings. Other commercial lending largely includes financing for acquisition, leasing and construction, largely for office, retail and industrial real estate. Included in secured by real estate loans were $12.4 billion and $12.2 billion as of December 31, 2025 and 2024, respectively, of construction and development loans made to finance land development and on-site construction of commercial, industrial, residential, or farm buildings.

December 31, (in millions, except ratios)	Multifamily		Other Commercial		Total retained Secured by real estate loans
	2025	2024	2025	2024	2025	2024
Retained loans secured by real estate	$105,130	$101,114	$60,415	$61,318	$165,545	$162,432
Criticized	4,661	4,700	5,889	6,030	10,550	10,730
% of criticized to total retained loans secured by real estate	4.43%	4.65%	9.75%	9.83%	6.37%	6.61%
Criticized nonaccrual	$422	$337	$1,256	$1,102	$1,678	$1,439
% of criticized nonaccrual loans to total retained loans secured by real estate	0.40%	0.33%	2.08%	1.80%	1.01%	0.89%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2025	2024	2025	2024	2025	2024	2025	2024
Loans by geographic distribution(a)
Total U.S.	$162,378	$159,209	$131,945	$127,626	$331,737	$278,077	$626,060	$564,912
Total non-U.S.	3,167	3,223	42,458	39,164	120,682	83,097	166,307	125,484
Total retained loans	$165,545	$162,432	$174,403	$166,790	$452,419	$361,174	$792,367	$690,396
Loan delinquency
Current and less than 30 days past due and still accruing	$163,189	$159,949	$171,227	$164,104	$450,582	$359,191	$784,998	$683,244
30–89 days past due and still accruing	636	918	1,220	868	1,057	1,152	2,913	2,938
90 or more days past due and still accruing(b)	42	126	2	58	14	88	58	272
Criticized nonaccrual	1,678	1,439	1,954	1,760	766	743	4,398	3,942
Total retained loans	$165,545	$162,432	$174,403	$166,790	$452,419	$361,174	$792,367	$690,396
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2025	2024	2025	2024	2025	2024	2025	2024
Nonaccrual loans
With an allowance	$365	$366	$1,562	$1,362	$468	$555	$2,395	$2,283
Without an allowance(a)	1,313	1,073	392	398	298	188	2,003	1,659
Total nonaccrual loans(b)	$1,678	$1,439	$1,954	$1,760	$766	$743	$4,398	$3,942
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material and $51 million for the years ended December 31, 2025 and 2024, respectively.

JPMorgan Chase & Co./2025 Form 10-K	253

Notes to consolidated financial statements
Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which generally align with loans graded substandard or worse consistent with the U.S. banking regulators’ definition of criticized exposures.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the years ended December 31, 2025, 2024 and 2023.

	Secured by real estate
Year ended December 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$736	0.44%	Extended loans by a weighted-average of 14 months
Other-than-insignificant payment deferral	23	0.01	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other-than-insignificant payment deferral and term extension	54	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 28 months
Other(a)	2	—	NM
Total	$815
(a) Includes loans with single and multiple modifications.

	Secured by real estate
Year ended December 31, 2024 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$271	0.17%	Extended loans by a weighted-average of 21 months
Other-than-insignificant payment deferral	37	0.02	Provided payment deferrals with delayed amounts re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	46	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and reduced weighted-average contractual interest by 162 bps
Total	$354

	Secured by real estate
Year ended December 31, 2023 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$149	0.09%	Extended loans by a weighted-average of 14 months
Other-than-insignificant payment deferral	3	—	NM
Multiple modifications
Other-than-insignificant payment deferral and interest rate reduction	5	—	Provided payment deferrals with delayed amounts primarily recaptured at maturity and reduced weighted-average contractual interest 184 bps
Other(a)	3	—	NM
Total	$160
(a) Includes a loan with multiple modifications.

254	JPMorgan Chase & Co./2025 Form 10-K

	Commercial and industrial
Year ended December 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$1,308	0.75%	Extended loans by a weighted-average of 19 months
Other-than-insignificant payment deferral	689	0.40	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	247	0.14	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 20 months
Other-than-insignificant payment deferral, interest rate reduction, and term extension	86	0.05	Provided payment deferrals with delayed amounts recaptured at maturity, reduced weighted-average contractual interest by 1060 bps and extended loans by a weighted-average of 16 months
Interest rate reduction and term extension	67	0.04	Reduced weighted-average contractual interest by 672 bps and extended loans by a weighted-average of 15 months
Other-than-insignificant payment deferral, principal forgiveness, and term extension	19	0.01	Provided payment deferrals with delayed amounts recaptured at maturity, reduced amortized cost basis of the loan by $37 million and extended the loan by a weighted-average of 42 months
Other(a)	45	0.03	Reduced the net amortized cost basis by $273 million due to modified loans that include principal forgiveness
Total	$2,461
(a) Includes loans with single and multiple modifications.

	Commercial and industrial
Year ended December 31, 2024 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$1,180	0.71%	Extended loans by a weighted-average of 20 months
Other-than-insignificant payment deferral	464	0.28	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining tenor
Multiple modifications
Other-than-insignificant payment deferral and term extension	175	0.10	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 18 months
Interest rate reduction and term extension	51	0.03	Reduced weighted-average contractual interest by 434 bps and extended loans by a weighted-average of 36 months
Other(a)	30	0.02	NM
Total	$1,900
(a) Includes loans with single and multiple modifications.

	Commercial and industrial
Year ended December 31, 2023 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$916	0.55%	Extended loans by a weighted-average of 17 months
Other-than-insignificant payment deferral	402	0.24	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	35	0.02	Provided payment deferrals with delayed amounts primarily re-amortized over the remaining life of the loan and extended loans by a weighted-average of 7 months
Interest rate reduction and term extension	1	—	NM
Other(a)	9	—	NM
Total	$1,363
(a) Include loans with multiple modifications.

JPMorgan Chase & Co./2025 Form 10-K	255

Notes to consolidated financial statements

	Other
Year ended December 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modification
Single modifications
Term extension	$123	0.03%	Extended loans by a weighted-average of 14 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	3	—	NM
Other(a)	1	—	NM
Total	$127
(a) Includes a loan with a single modification.

	Other
Year ended December 31, 2024 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$268	0.07%	Extended loans by a weighted-average of 28 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	2	—	NM
Other(a)	5	—	NM
Total	$275
(a) Includes loans with a single modification.

	Other
Year ended December 31, 2023 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$355	0.10%	Extended loans by a weighted-average of 23 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	245	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period and extended loans by a weighted-average of 137 months
Other(a)	9	—	NM
Total	$609
(a) Includes a loan with a single modification.

256	JPMorgan Chase & Co./2025 Form 10-K

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	Amortized cost basis
	Secured by real estate			Commercial and industrial			Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current and less than 30 days past due and still accruing	$377	$264	$118	$1,669	$1,215	$947	$115	$240	$400
30-89 days past due and still accruing	—	3	2	7	13	42	—	9	—
Criticized nonaccrual	438	87	40	786	672	374	12	26	209
Total	$815	$354	$160	$2,462	$1,900	$1,363	$127	$275	$609
Defaults of FDMs
The following table provides information on defaults of retained wholesale FDMs that had been modified within twelve months during the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	Amortized cost basis
	Secured by real estate			Commercial and industrial			Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Term extension	$173	$3	$1	$57	$92	$49	$3	$22	$31
Other-than-insignificant payment deferral	—	—	2	5	118	—	—	—	—
Interest rate reduction and term extension	—	—	3	3	—	1	—	—	—
Total(a)	$173	$3	$6	$65	$210	$50	$3	$22	$31
(a)Represents FDMs that were 30 days or more past due.
As of December 31, 2025 and 2024, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $2.8 billion and $1.8 billion, respectively, in Commercial and industrial, and $73 million and $69 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

JPMorgan Chase & Co./2025 Form 10-K	257

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
Methodology for allowances for loan losses and lending-related commitments
The allowance for loan losses and allowance for lending-related commitments represent expected credit losses over the remaining expected life of retained loans and lending-related commitments that are not unconditionally cancellable. The Firm does not record an allowance for future draws on unconditionally cancellable lending-related commitments (e.g., credit cards). Expected losses related to accrued interest on credit card loans are considered in the Firm’s allowance for loan losses. However, the Firm does not record an allowance on other accrued interest receivables, due to its policy to write these receivables off no later than 90 days past due by reversing interest income.
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

258	JPMorgan Chase & Co./2025 Form 10-K

default. The credit loss factors incorporate the probability of borrower default as well as loss severity in the event of default. Expected credit losses are derived using a weighted average of five internally developed macroeconomic scenarios over an eight-quarter forecast period, followed by a single year straight-line interpolation to revert to long run historical information for periods beyond the eight-quarter forecast period. The five macroeconomic scenarios consist of a central, relative adverse, extreme adverse, relative upside and extreme upside scenario, and are updated by the Firm’s central forecasting team. The scenarios take into consideration the Firm’s macroeconomic outlook, internal perspectives from subject matter experts across the Firm, and market consensus and involve a governed process that incorporates feedback from senior management across LOBs, Corporate Finance and Risk Management.
The quantitative calculation is adjusted to take into consideration additional qualitative factors, including model imprecision, emerging risk assessments, trends, changes to the weights of the Firm’s macroeconomic scenarios and other subjective factors that are not yet reflected in the calculation. These adjustments are accomplished in part by analyzing the historical loss experience, including during stressed periods, for each major product or model. In addition, management takes into account uncertainties associated with the economic and political conditions, quality of underwriting standards, borrower behavior, credit concentrations or deterioration within an industry, product or portfolio, as well as other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties.
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

JPMorgan Chase & Co./2025 Form 10-K	259

Notes to consolidated financial statements
Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 for further information on the allowance for credit losses on investment securities.

(Table continued on next page)
	2025
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,807	$14,600		$7,938	$24,345
Cumulative effect of a change in accounting principle(a)	NA	NA		NA	NA
Gross charge-offs	1,089	9,164		1,787	12,040
Gross recoveries collected	(510)	(1,492)		(189)	(2,191)
Net charge-offs	579	7,672		1,598	9,849
Provision for loan losses	692	8,629		1,943	11,264
Other	—	—		5	5
Ending balance at December 31,	$1,920	$15,557		$8,288	$25,765

Allowance for lending-related commitments
Beginning balance at January 1,	$82	$—		$2,019	$2,101
Provision for lending-related commitments	1	2,200	(f)	768	2,969
Other	—	—		1	1
Ending balance at December 31,	$83	$2,200		$2,788	$5,071
Total allowance for investment securities	NA	NA		NA	$106
Total allowance for credit losses(b)	$2,003	$17,757		$11,076	$30,942

Allowance for loan losses by impairment methodology
Asset-specific(c)	$(647)	$—		$707	$60
Portfolio-based	2,567	15,557		7,581	25,705
Total allowance for loan losses	$1,920	$15,557		$8,288	$25,765

Loans by impairment methodology
Asset-specific(c)	$3,457	$—		$4,391	$7,848
Portfolio-based	365,284	247,797		787,976	1,401,057
Total retained loans	$368,741	$247,797		$792,367	$1,408,905

Collateral-dependent loans
Net charge-offs	$7	$—		$542	$549
Loans measured at fair value of collateral less cost to sell	3,412	—		1,852	5,264

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$119	$119
Portfolio-based	83	2,200	(f)	2,669	4,952
Total allowance for lending-related commitments(d)	$83	$2,200		$2,788	$5,071

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$925	$925
Portfolio-based(e)	24,358	23,617	(g)	555,047	603,022
Total lending-related commitments	$24,358	$23,617		$555,972	$603,947
(a)Represents the impact to the allowance for loan losses upon the adoption of the Financial Instruments - Credit Losses: Troubled Debt Restructurings accounting guidance. Refer to Note 1 for further information.
(b)At December 31, 2025, 2024 and 2023, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $288 million, $268 million and $243 million, respectively, associated with certain accounts receivable in CIB.
(c)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(d)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(e)At December 31, 2025, 2024 and 2023, lending-related commitments excluded $19.2 billion, $19.2 billion and $17.2 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.2 trillion, $1.0 trillion and $915.7 billion, respectively, for the credit card portfolio segment; and $40.0 billion, $20.5 billion and $19.7 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(f)Represents the impact of the Apple Card transaction.
(g)Includes estimated drawn loans related to the Apple Card transaction at the time that the transaction is expected to close of approximately $23 billion.

260	JPMorgan Chase & Co./2025 Form 10-K

(table continued from previous page)
2024				2023
Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total

$1,856	$12,450	$8,114	$22,420	$2,040	$11,200	$6,486	$19,726
NA	NA	NA	NA	(489)	(100)	2	(587)
1,299	8,198	1,022	10,519	1,151	5,491	1,011	7,653
(625)	(1,056)	(200)	(1,881)	(519)	(793)	(132)	(1,444)
674	7,142	822	8,638	632	4,698	879	6,209
624	9,292	578	10,494	936	6,048	2,484	9,468
1	—	68	69	1	—	21	22
$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420

$75	$—	$1,899	$1,974	$76	$—	$2,306	$2,382
7	—	121	128	(1)	—	(407)	(408)
—	—	(1)	(1)	—	—	—	—
$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974
NA	NA	NA	$152	NA	NA	NA	$128
$1,889	$14,600	$9,957	$26,598	$1,931	$12,450	$10,013	$24,522

$(728)	$—	$526	$(202)	$(876)	$—	$392	$(484)
2,535	14,600	7,412	24,547	2,732	12,450	7,722	22,904
$1,807	$14,600	$7,938	$24,345	$1,856	$12,450	$8,114	$22,420

$2,805	$—	$3,912	$6,717	$3,287	$—	$2,338	$5,625
373,529	232,860	686,484	1,292,873	393,988	211,123	670,134	1,275,245
$376,334	$232,860	$690,396	$1,299,590	$397,275	$211,123	$672,472	$1,280,870

$1	$—	$324	$325	$6	$—	$180	$186
2,696	—	1,834	4,530	3,216	—	1,012	4,228

$—	$—	$109	$109	$—	$—	$89	$89
82	—	1,910	1,992	75	—	1,810	1,885
$82	$—	$2,019	$2,101	$75	$—	$1,899	$1,974

$—	$—	$737	$737	$—	$—	$464	$464
25,608	19	510,254	535,881	28,248	—	516,577	544,825
$25,608	$19	$510,991	$536,618	$28,248	$—	$517,041	$545,289

JPMorgan Chase & Co./2025 Form 10-K	261

Notes to consolidated financial statements
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2025 was $31.2 billion, reflecting a net addition of $4.4 billion from December 31, 2024.
The net addition to the allowance for credit losses included:
•$3.3 billion in consumer, driven by $2.2 billion related to the Apple Card transaction, loan growth in Card Services and the impact of changes in the Firm's weighted-average macroeconomic outlook, partially offset by reduced borrower uncertainty, and
•$1.1 billion in wholesale, driven by net increases in the loan and lending-related commitment portfolios, an update to loss assumptions on certain leveraged loans, and net changes in credit quality of client-specific exposures, partially offset by the impact of changes in the Firm's weighted-average macroeconomic outlook and a reduction due to the impact of charge-offs.
The Firm's qualitative adjustments and its weighted-average macroeconomic outlook continued to include additional weight placed on the adverse scenarios to reflect ongoing uncertainties and downside risks related to the geopolitical and macroeconomic environment. During 2025, the Firm further increased the weight placed on the adverse scenarios.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.8% in the fourth quarter of 2026, and
•a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the second quarter of 2027.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%

	Central case assumptions at December 31, 2024
	2Q25	4Q25	2Q26
U.S. unemployment rate(a)	4.5%	4.3%	4.3%
YoY growth in U.S. real GDP(b)	2.0%	1.9%	1.8%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 12 for additional information on the consumer and wholesale credit portfolios.

262	JPMorgan Chase & Co./2025 Form 10-K

Note 14 – Variable interest entities
Refer to Note 1 on page 170 for a further description of the Firm’s accounting policies regarding consolidation of and involvement with VIEs.
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

Line of Business	Transaction Type	Activity	2025 Form 10-K page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	pages 263–264
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	pages 264–266
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	pages 264–266
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	page 266
	Municipal bond vehicles	Financing of municipal bond investments	pages 266–267
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
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to page 268 of this Note for more information on the VIEs sponsored by third parties.
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
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (generally 5%). As of December 31, 2025 and 2024, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $5.4 billion and $6.6 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by

JPMorgan Chase & Co./2025 Form 10-K	263

Notes to consolidated financial statements
those trusts of approximately 40% and 45% for the years ended December 31, 2025 and 2024, respectively. The Firm did not retain any senior securities and retained $1.5 billion of subordinated securities in certain of its credit card securitization trusts at both December 31, 2025 and 2024. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
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
The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 271 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorganChase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$83,442	$548	$58,525	$707	$1,799	$1,526	$4,032
Subprime	10,690	—	2,766	100	12	—	112
Commercial and other(b)	212,555	170	138,986	1,222	5,285	823	7,330
Total	$306,687	$718	$200,277	$2,029	$7,096	$2,349	$11,474

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2024 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorganChase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$71,085	$615	$50,846	$613	$1,850	$614	$3,077
Subprime	8,824	—	1,847	44	19	—	63
Commercial and other(b)	186,293	243	125,510	530	5,768	1,074	7,372
Total	$266,202	$858	$178,203	$1,187	$7,637	$1,688	$10,512
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $188 million and $256 million at December 31, 2025 and 2024, respectively, and subordinated securities of $56 million and $49 million at December 31, 2025 and 2024, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At December 31, 2025 and 2024, 74% and 77%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.5 billion and $2.9 billion of investment-grade retained interests at December 31, 2025 and 2024, respectively, and $525 million and $216 million of noninvestment-grade retained interests at December 31, 2025 and 2024, respectively. The retained interests in commercial and other securitization trusts consisted of $6.2 billion and $6.0 billion of investment-grade retained interests, and $1.1 billion and $1.4 billion of noninvestment-grade retained interests at December 31, 2025 and 2024, respectively.

264	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents the principal amount of securities transferred to re-securitization VIEs.

Year ended December 31, (in millions)	2025	2024	2023
Transfers of securities to VIEs
U.S. GSEs and government agencies	$24,350	$44,456	$18,864
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
The Firm did not transfer any private label securities to re-securitization VIEs during 2025, 2024 and 2023, and retained interests in any such Firm-sponsored VIEs as of December 31, 2025 and 2024 were not material.
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

JPMorgan Chase & Co./2025 Form 10-K	265

Notes to consolidated financial statements
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

December 31, (in millions)	Nonconsolidated re-securitization VIEs
	2025	2024
U.S. GSEs and government agencies
Interest in VIEs	$2,558	$3,219
As of December 31, 2025 and 2024, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of December 31, 2025, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2024, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
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
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.2 billion and $2.9 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2025 and 2024, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $9.9 billion and $10.3 billion at December 31, 2025 and 2024, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
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

266	JPMorgan Chase & Co./2025 Form 10-K

J.P. Morgan Securities LLC may serve as a remarketing agent on the floaters for TOB trusts. The remarketing agent is responsible for establishing the periodic variable rate on the floaters, conducting the initial placement and remarketing tendered floaters. The remarketing agent may, but is not obligated to, make markets in floaters. Floaters held by the Firm were not material during 2025 and 2024.
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
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2025 and 2024.

	Assets					Liabilities
December 31, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,872		$170	$13,042	$5,884	$11	$5,895
Firm-administered multi-seller conduits	—	20,140		115	20,255	18,174	24	18,198
Municipal bond vehicles	3,367	—		29	3,396	3,760	17	3,777
Mortgage securitization entities(a)	2	566		9	577	105	40	145
Other	1,466	4,199	(b)	360	6,025	28	599	627
Total	$4,835	$37,777		$683	$43,295	$27,951	$691	$28,642

	Assets					Liabilities
December 31, 2024 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,531		$168	$13,699	$5,312	$10	$5,322
Firm-administered multi-seller conduits	1	20,383		133	20,517	18,228	26	18,254
Municipal bond vehicles	3,388	—		22	3,410	3,617	15	3,632
Mortgage securitization entities(a)	—	630		8	638	115	48	163
Other	496	1,966		350	2,812	51	355	406
Total	$3,885	$36,510		$681	$41,076	$27,323	$454	$27,777
(a)Includes residential mortgage securitizations.
(b)Primarily includes consumer loans in CIB.
(c)Includes assets classified as cash and other asset line items on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.0 billion and $5.5 billion at December 31, 2025 and 2024, respectively.
(f)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.

JPMorgan Chase & Co./2025 Form 10-K	267

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At December 31, 2025 and 2024, the maximum loss exposure, represented by equity investments and funding commitments, was $38.1 billion and $35.2 billion, of which $16.4 billion and $15.0 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

Year ended December 31, (in millions)	Alternative energy and affordable housing programs(d)
	2025	2024	2023
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$33,858	$31,978	$14,644
Tax credits and other tax benefits(b)	6,097	6,379	2,044
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(4,553)	(5,018)	(1,561)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	169	142	(1)
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Additionally, the Firm recognized $1.1 billion, $1.0 billion and zero of income tax credits along with $(1.4) billion, $(1.2) billion and zero of amortization losses from investments in programs for which the Firm elected proportional amortization but the investments did not meet certain eligibility criteria for the years ended December 31, 2025, 2024 and 2023, respectively. Those amounts were recorded on a net basis in Other income on the Consolidated statements of income and in Operating activities on the Consolidated statements of cash flows.
(c)Recorded in Other income on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Refer to Note 6 for further information.
(d)As of December 31, 2023 represents eligible affordable housing investments.

268	JPMorgan Chase & Co./2025 Form 10-K

Customer municipal bond vehicles (TOB trusts)
The Firm may provide various services to customer TOB trusts, including remarketing agent and liquidity or tender option provider. In certain customer TOB transactions, the Firm, as liquidity provider, has entered into a reimbursement agreement with the Residual holder. In those transactions, upon the termination of the vehicle, the Firm has recourse to the third-party Residual holders for any shortfall. The Firm does not have any intent to protect Residual holders from potential losses on any of the underlying municipal bonds. The Firm does not consolidate customer TOB trusts, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle.
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at December 31, 2025 and 2024, was $7.7 billion and $5.8 billion, respectively. The fair value of assets held by such VIEs at December 31, 2025 and 2024 was $10.5 billion and $8.1 billion, respectively.
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

JPMorgan Chase & Co./2025 Form 10-K	269

Notes to consolidated financial statements
Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2025, 2024 and 2023, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	2025		2024		2023
Year ended December 31, (in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$26,361	$16,059	$19,988	$17,683	$7,678	$3,901
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$27,136	$15,780	$19,870	$17,346	$7,251	$3,896
Servicing fees collected	34	41	35	35	24	5
Cash flows received on interests	834	1,376	405	1,303	325	425
(a)Excludes re-securitization transactions.
(b)Primarily includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgages and auto loans.
Key assumptions used to value retained interests originated during the year are shown in the table below.

Year ended December 31,	2025	2024	2023
Residential mortgage retained interest:
Weighted-average life (in years)	3.1	4.3	9.6
Weighted-average discount rate	5.4%	7.1%	4.8%
Commercial and other retained interest:
Weighted-average life (in years)	5.3	4.5	3.0
Weighted-average discount rate	4.9%	6.2%	4.6%
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

Year ended December 31, (in millions)	2025	2024	2023
Carrying value of loans sold	$30,496	$25,765	$19,906
Proceeds received from loan sales as cash	$1,905	$2,380	$300
Proceeds from loan sales as securities(a)(b)	28,449	23,178	19,389
Total proceeds received from loan sales(c)	$30,354	$25,558	$19,689
Gains/(losses) on loan sales(d)(e)	$—	$—	$—
(a)Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s investment securities portfolio.
(b)Included in level 2 assets.
(c)Excludes the value of MSRs retained upon the sale of loans.
(d)Gains/(losses) on loan sales include the value of MSRs.
(e)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

270	JPMorgan Chase & Co./2025 Form 10-K

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

The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of December 31, 2025 and 2024. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

December 31, (in millions)	2025	2024
Loans repurchased or option to repurchase(a)	$856	$577
Real estate owned	2	6
Foreclosed government-guaranteed residential mortgage loans(b)	9	10
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of December 31, 2025 and 2024. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

As of or for the year ended December 31, (in millions)	Securitized assets		90 days past due		Net liquidation losses / (recoveries)
	2025	2024	2025	2024	2025	2024
Securitized loans
Residential mortgage:
Prime/ Alt-A & option ARMs	$58,525	$50,846	$654	$501	$9	$10
Subprime	2,766	1,847	92	113	—	2
Commercial and other	138,986	125,510	4,487	1,715	292	77
Total loans securitized	$200,277	$178,203	$5,233	$2,329	$301	$89

JPMorgan Chase & Co./2025 Form 10-K	271

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

December 31, (in millions)	2025	2024	2023
Consumer & Community Banking	$32,116	$32,116	$32,116
Commercial & Investment Bank	11,259	11,236	11,251
Asset & Wealth Management	8,634	8,521	8,582
Corporate	722	692	685
Total goodwill	$52,731	$52,565	$52,634
The following table presents changes in the carrying amount of goodwill.

(in millions)	2025	2024	2023
Balance at beginning of period	$52,565	$52,634	$51,662
Changes during the period from:
Business combinations(a)	—	29	917
Other(b)	166	(98)	55
Balance at December 31,	$52,731	$52,565	$52,634
(a)For 2024, includes estimated goodwill associated with the acquisition of LayerOne Financial in CIB. For 2023, predominantly represents estimated goodwill associated with the acquisition of the remaining 51% interest in CIFM in AWM and the acquisition of Aumni Inc., predominantly in CIB.
(b)Primarily foreign currency adjustments and an immaterial amount of goodwill written off due to impairment during the third quarter of 2025.

Goodwill impairment testing
The Firm’s goodwill was not impaired as of December 31, 2025, 2024 and 2023.
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
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. This approach projects cash flows for the forecast period and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values, which are based on the reporting units’ annual budgets and forecasts are then discounted using an appropriate discount rate. The discount rate used for each reporting unit represents an estimate of the cost of equity for that reporting unit and is determined considering the Firm’s overall estimated cost of equity (estimated using the Capital Asset Pricing Model), as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit, management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firm’s overall estimated cost of equity for reasonableness. The valuations derived from the discounted cash flow analyses are then compared with market-based trading and transaction multiples for relevant competitors. Trading and transaction comparables are used as general indicators to assess the overall reasonableness of the estimated fair values, although precise conclusions

272	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	273

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
The following table summarizes MSR activity for the years ended December 31, 2025, 2024 and 2023.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2025	2024		2023
Fair value at beginning of period	$9,121	$8,522		$7,973
MSR activity:
Originations of MSRs	433	325		253
Purchase of MSRs(a)	624	601		1,028
Disposition of MSRs	9	(21)	(e)	(188)	(e)
Net additions/(dispositions)	1,066	905		1,093

Changes due to collection/realization of expected cash flows	(1,068)	(1,068)		(1,011)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	48	670		424
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(36)	102		(22)
Discount rates	(1)	14		14
Prepayment model changes and other(c)	37	(24)		51
Total changes in valuation due to other inputs and assumptions	—	92		43
Total changes in valuation due to inputs and assumptions	48	762		467
Fair value at December 31,	$9,167	$9,121		$8,522
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$48	$762		$467
Contractual service fees, late fees and other ancillary fees included in income	1,635	1,606		1,590
Third-party mortgage loans serviced at December 31, (in billions)	668	652		632
Servicer advances, net of an allowance for uncollectible amounts, at December 31(d)	493	577		659
(a)Includes purchase price adjustments associated with purchased MSRs, primarily due to loans that prepaid within 90 days of settlement or did not meet certain criteria and were removed from the purchase prior to the transfer date, allowing the Firm to recover the purchase price.
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

274	JPMorgan Chase & Co./2025 Form 10-K

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	2025	2024	2023
CCB mortgage fees and related income
Production revenue	$622	$627	$421

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,651	1,659	1,634
Changes in MSR asset fair value due to collection/realization of expected cash flows	(1,065)	(1,067)	(1,011)
Total operating revenue	586	592	623
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	48	670	424
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	—	92	43
Change in derivative fair value and other	70	(603)	(336)
Total risk management	118	159	131
Total net mortgage servicing revenue	704	751	754

Total CCB mortgage fees and related income	1,326	1,378	1,175

All other	55	23	1
Mortgage fees and related income	$1,381	$1,401	$1,176
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2025 and 2024, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2025	2024
Weighted-average prepayment speed assumption (constant prepayment rate)	6.77%	6.19%
Impact on fair value of 10% adverse change	$(181)	$(209)
Impact on fair value of 20% adverse change	(353)	(406)
Weighted-average option adjusted spread(a)	6.14%	5.97%
Impact on fair value of 100 basis points adverse change	$(394)	$(391)
Impact on fair value of 200 basis points adverse change	(757)	(751)
(a)Includes the impact of operational risk and regulatory capital.

JPMorgan Chase & Co./2025 Form 10-K	275

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
As of December 31, 2025 and 2024, the gross carrying values of other intangible assets were $3.5 billion and $3.8 billion, respectively, and the accumulated amortization was $962 million and $879 million, respectively.
As of December 31, 2025 and 2024, the net carrying values consist of finite-lived intangible assets of $1.3 billion and $1.7 billion, respectively, as well as indefinite-lived intangible assets, which are not subject to amortization, of $1.3 billion and $1.2 billion, respectively.
As of December 31, 2025, other intangible assets reflected core deposit and certain wealth management customer relationship intangibles related to the First Republic acquisition, and asset management contracts related to the Firm’s acquisition of the remaining 51% interest in CIFM. Refer to Note 34 for additional information on the First Republic acquisition.
For the years ended December 31, 2025 and 2024, amortization expense was $292 million and $339 million, respectively.
The following table presents estimated future amortization expense.

December 31, (in millions)	Finite-lived intangible assets
2026	$266
2027	264
2028	264
2029	252
2030	100
Impairment testing
The Firm’s finite-lived and indefinite-lived other intangible assets are assessed for impairment annually or more often if events or changes in circumstances indicate that the asset might be impaired. Once the Firm determines that an impairment exists for an intangible asset, the impairment is recognized in other expense.

276	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents certain components of Premises and equipment.

December 31, (in millions)	2025	2024
Land, buildings and leasehold improvements	$19,041	$16,874
Right-of-use assets(a)	8,424	7,930
Other premises and equipment(b)	8,779	7,419
Total premises and equipment	$36,244	$32,223
(a)Excluded $477 million and $564 million of right-of-use assets that were recorded in Other assets at December 31, 2025 and 2024, respectively.
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
Impairment is assessed when events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable.
Note 17 – Deposits
As of December 31, 2025 and 2024, noninterest-bearing and interest-bearing deposits were as follows:

December 31, (in millions)	2025	2024
U.S. offices
Noninterest-bearing (included $16,610 and $28,904 at fair value)(a)	$583,342	$592,500
Interest-bearing (included $1,085 and $1,101 at fair value)(a)	1,452,729	1,345,914
Total deposits in U.S. offices	2,036,071	1,938,414
Non-U.S. offices
Noninterest-bearing (included $3,099 and $2,255 at fair value)(a)	37,057	26,806
Interest-bearing (included $136 and $1,508 at fair value)(a)	486,192	440,812
Total deposits in non-U.S. offices	523,249	467,618
Total deposits	$2,559,320	$2,406,032
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of December 31, 2025 and 2024, time deposits in denominations that met or exceeded the insured limit were as follows:

December 31, (in millions)	2025	2024
U.S. offices	$155,114	$149,239
Non-U.S. offices(a)	89,085	92,639
Total	$244,199	$241,878
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of December 31, 2025, the remaining maturities of interest-bearing time deposits were as follows:

December 31, (in millions)
	U.S.	Non-U.S.	Total
2026	$223,575	$85,868	$309,443
2027	746	—	746
2028	195	—	195
2029	612	—	612
2030	156	—	156
After 5 years	130	118	248
Total	$225,414	$85,986	$311,400

JPMorgan Chase & Co./2025 Form 10-K	277

Notes to consolidated financial statements
Note 18 - Leases
Firm as lessee
At December 31, 2025 JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Firm is reasonably certain that it will exercise those options. All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rental payments based on maintenance, utility and tax increases, which are non-lease components. The Firm elected not to separate lease and non-lease components of a contract for its real estate leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The carrying values of the Firm’s operating leases were as follows:

December 31, (in millions, except where otherwise noted)
	2025	2024
Right-of-use assets	$8,901	$8,494
Lease liabilities	9,337	8,900

Weighted average remaining lease term (in years)	8.2	8.3
Weighted average discount rate	4.43%	4.24%

Year ended December 31, (in millions)	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$1,759	$1,734	$1,662
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$1,834	$1,565	$2,094

Year ended December 31, (in millions)	2025	2024	2023
Rental expense
Gross rental expense	$2,388	$2,231	$2,079
Sublease rental income	(28)	(41)	(72)
Net rental expense	$2,360	$2,190	$2,007
The following table presents future payments under operating leases as of December 31, 2025.

Year ended December 31, (in millions)
2026	$1,767
2027	1,699
2028	1,539
2029	1,322
2030	1,094
After 2030	3,834
Total future minimum lease payments	11,255
Less: Imputed interest	(1,918)
Total	$9,337
In addition to the table above, as of December 31, 2025, the Firm had additional future operating lease commitments of $1.9 billion that were signed but had not yet commenced. These operating leases will commence between 2026 and 2029 with lease terms up to 21 years.

278	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets.

December 31, (in millions)	2025	2024
Carrying value of assets subject to operating leases, net of accumulated depreciation	$20,130	$12,988
Accumulated depreciation	3,177	2,509
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income.

Year ended December 31, (in millions)	2025	2024	2023
Operating lease income	$3,803	$2,795	$2,843
Depreciation expense	2,418	1,685	1,778
The following table presents future receipts under operating leases as of December 31, 2025.

Year ended December 31, (in millions)
2026	$3,637
2027	2,645
2028	1,023
2029	44
2030	4
After 2030	—
Total future minimum lease receipts	$7,353

JPMorgan Chase & Co./2025 Form 10-K	279

Notes to consolidated financial statements
Note 19 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of brokerage payables, which include payables to customers and payables related to security purchases that did not settle; other accrued expenses, such as compensation accruals, credit card rewards liability, accrued interest payables, merchant servicing payables and income tax payables; and all other liabilities, including operating lease liabilities, obligations to return securities received as collateral which are measured at fair value, allowance for lending-related commitments, and litigation reserves.
The following table presents the components of accounts payable and other liabilities.

December 31, (in millions)	2025	2024
Brokerage payables	$186,658	$153,153
Other payables and liabilities(a)	130,136	127,519
Total accounts payable and other liabilities	$316,794	$280,672
(a)    Includes credit card rewards liability of $16.0 billion and $14.4 billion at December 31, 2025 and 2024, respectively.
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
Refer to Notes 7, 13, 18, 25 and 30 for additional information on accrued interest, allowance for credit losses on lending-related commitments, operating lease liabilities, income taxes and litigation reserves, respectively.

280	JPMorgan Chase & Co./2025 Form 10-K

Note 20 – Long-term debt
JPMorganChase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2025.

By remaining maturity at December 31, (in millions, except rates)		2025					2024
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$11,761	$91,867	$122,443	$226,071		$214,911
	Variable rate	48	6,795	1,618	8,461		8,655
	Interest rates(f)	2.84%	3.74%	4.14%	3.90%		3.71%
Subordinated debt:	Fixed rate	$2,489	$3,099	$12,919	$18,507		$14,457
	Variable rate	—	—	—	—		—
	Interest rates(f)	4.83%	4.63%	4.96%	4.89%		4.76%
	Subtotal	$14,298	$101,761	$136,980	$253,039		$238,023
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$1,236	$405	$18	$1,659		$9,257
	Variable rate	—	16,500	—	16,500		20,000
	Interest rates(f)	3.33%	4.05%	5.65%	4.01%		4.67%
Purchase Money Note:(a)	Fixed rate	$—	$49,435	$—	$49,435		$49,208
	Interest rates(f)	—%	3.40%	—%	3.40%		3.40%
Senior debt:	Fixed rate	$5,896	$19,908	$11,973	$37,777		$26,545
	Variable rate	21,159	43,393	10,650	75,202		56,782
	Interest rates(f)	5.02%	3.88%	1.35%	3.66%		3.81%
	Subtotal	$28,291	$129,641	$22,641	$180,573		$161,792
Junior subordinated debt:	Fixed rate	$—	$495	$—	$495		$488
	Variable rate	—	421	678	1,099		1,115
	Interest rates(f)	—%	6.87%	5.06%	6.10%		6.58%
	Subtotal	$—	$916	$678	$1,594		$1,603
Total long-term debt(b)(c)(d)		$42,589	$232,318	$160,299	$435,206	(g)(h)	$401,418
Long-term beneficial interests:
	Fixed rate	$1,156	$4,728	$—	$5,884		$5,312
	Variable rate	—	13	120	133		166
	Interest rates(f)	5.16%	4.54%	3.14%	4.63%		4.62%
Total long-term beneficial interests(e)		$1,156	$4,741	$120	$6,017		$5,478
(a)Reflects the Purchase Money Note associated with First Republic. Refer to Note 34 for additional information.
(b)Included long-term debt of $70.0 billion and $80.9 billion secured by assets totaling $191.0 billion and $185.5 billion at December 31, 2025 and 2024, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $134.6 billion and $100.8 billion of long-term debt accounted for at fair value at December 31, 2025 and 2024, respectively.
(d)Included $18.1 billion and $13.5 billion of outstanding zero-coupon notes at December 31, 2025 and 2024, respectively. The aggregate principal amount of these notes at their respective maturities is $57.6 billion and $50.2 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included amounts accounted for at fair value which were not material as of December 31, 2025 and 2024. Excluded short-term commercial paper and other short-term beneficial interests of $21.9 billion and $21.8 billion at December 31, 2025 and 2024, respectively.
(f)The interest rates shown are the weighted average of contractual rates in effect at December 31, 2025 and 2024, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The interest rates shown exclude structured notes accounted for at fair value.
(g)As of December 31, 2025, long-term debt in the aggregate of $320.4 billion was redeemable at the option of JPMorganChase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(h)The aggregate carrying values of debt that matures in each of the five years subsequent to 2025 is $42.6 billion in 2026, $55.8 billion in 2027, $105.4 billion in 2028, $31.4 billion in 2029 and $39.8 billion in 2030.

JPMorgan Chase & Co./2025 Form 10-K	281

Notes to consolidated financial statements
The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.89% and 3.82% as of December 31, 2025 and 2024, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorganChase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 4.75% and 5.15% as of December 31, 2025 and 2024, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank pari passu with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $47.6 billion and $41.2 billion at December 31, 2025 and 2024, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

282	JPMorgan Chase & Co./2025 Form 10-K

Note 21 – Preferred stock
At December 31, 2025 and 2024, JPMorganChase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. In the event of a liquidation or dissolution of the Firm, JPMorganChase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of December 31, 2025 and 2024, and the quarterly dividend declarations for the years ended December 31, 2025, 2024 and 2023.

	Shares(a)		Carrying value (in millions)		Issue date	Contractual rate in effect at December 31, 2025	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share(d)
	December 31,		December 31,						Year ended December 31,
	2025	2024	2025	2024					2025		2024		2023
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$575.00		$575.00		$575.00
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	600.00		600.00		600.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	475.00		475.00		475.00
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	455.00		455.00		455.00
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	462.52		462.52		462.52
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	420.00		420.00		420.00

Fixed-to-floating rate:
Series Q	—	—	—	—	4/23/2013	—	5/1/2023	SOFR + 3.25%	—		220.45		801.41	(h)
Series R	—	—	—	—	7/29/2013	—	8/1/2023	SOFR + 3.30	—		221.70		756.73	(i)
Series S	—	—	—	—	1/22/2014	—	2/1/2024	SOFR + 3.78	—		233.70	(g)	675.00
Series U	—	—	—	—	3/10/2014	—	4/30/2024	SOFR + 3.33	—		153.13		612.50
Series X	—	—	—	—	9/23/2014	—	10/1/2024	SOFR + 3.33	—		457.50		610.00
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	709.88		812.73		804.08
Series FF	—	—	—	—	7/31/2019	—	8/1/2024	SOFR + 3.38	—		250.00		500.00
Series HH	—	300,000	—	3,000	1/23/2020	—	2/1/2025	SOFR + 3.125	—		460.00		460.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	631.68	(e)	400.00		400.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	365.00		365.00		365.00
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	687.52		494.63	(f)	NA
Series OO	300,000	NA	2,995	NA	2/4/2025	6.500	4/1/2030	CMT + 2.152	590.42	(f)	NA		NA
Total preferred stock	2,005,375	2,005,375	$20,045	$20,050
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
(e)The dividend rate for Series II preferred stock became floating and payable quarterly starting on April 1, 2025; prior to which the dividend rate was fixed at 4.00% or $200.00 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on April 1, 2025 was three-month term SOFR plus the spread of 2.745%.
(f)The initial dividend declared was prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(g)The dividend rate for Series S preferred stock became floating and payable quarterly starting on February 1, 2024; prior to which the dividend rate was fixed at 6.75% or $337.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on February 1, 2024 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.78%.
(h)The dividend rate for Series Q preferred stock became floating and payable quarterly starting on May 1, 2023; prior to which the dividend rate was fixed at 5.15% or $257.50 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.25%.
(i)The dividend rate for Series R preferred stock became floating and payable quarterly starting on August 1, 2023; prior to which the dividend rate was fixed at 6.00% or $300.00 per share payable semiannually. The dividend rate for each quarterly dividend period commencing on August 1, 2023 was three-month term SOFR (plus a spread adjustment of 0.26% per annum) plus the spread of 3.30%.

JPMorgan Chase & Co./2025 Form 10-K	283

Notes to consolidated financial statements
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.1 billion at December 31, 2025.
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

284	JPMorgan Chase & Co./2025 Form 10-K

Note 22 – Common stock
At December 31, 2025 and 2024, JPMorganChase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued which were reissued from treasury by the Firm during the years ended December 31, 2025, 2024 and 2023 were as follows.

Year ended December 31, (in millions)	2025	2024	2023
Total issued – balance at January 1	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(1,307.3)	(1,228.3)	(1,170.7)
Repurchase	(114.4)	(91.7)	(69.5)
Reissuance:
Employee benefits and compensation plans	12.3	11.9	10.9
Employee stock purchase plans	0.7	0.8	1.0
Total reissuance	13.0	12.7	11.9
Total treasury – balance at December 31	(1,408.7)	(1,307.3)	(1,228.3)
Outstanding at December 31	2,696.2	2,797.6	2,876.6
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions)	2025	2024	2023
Total number of shares of common stock repurchased	114.4	91.7	69.5
Aggregate purchase price of common stock repurchases(a)	$31,640	$18,841	$9,898
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
As of December 31, 2025, approximately 50.0 million shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, and directors’ compensation plans.

JPMorgan Chase & Co./2025 Form 10-K	285

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

The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023.

Year ended December 31, (in millions, except per share amounts)	2025	2024	2023
Basic earnings per share
Net income	$57,048	$58,471	$49,552
Less: Preferred stock dividends	1,099	1,259	1,501
Net income applicable to common equity	55,949	57,212	48,051
Less: Dividends and undistributed earnings allocated to participating securities	268	344	291
Net income applicable to common stockholders	$55,681	$56,868	$47,760

Total weighted-average basic shares outstanding	2,776.5	2,873.9	2,938.6
Net income per share	$20.05	$19.79	$16.25

Diluted earnings per share
Net income applicable to common stockholders	$55,681	$56,868	$47,760

Total weighted-average basic shares outstanding	2,776.5	2,873.9	2,938.6
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	5.0	5.1	4.5
Total weighted-average diluted shares outstanding	2,781.5	2,879.0	2,943.1
Net income per share	$20.02	$19.75	$16.23

286	JPMorgan Chase & Co./2025 Form 10-K

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

Year ended December 31, (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at December 31, 2022	$(9,124)		$(1,545)	$(33)	$(5,656)	$(1,451)	$468	$(17,341)
Net change	5,381		329	(101)	1,724	373	(808)	6,898
Balance at December 31, 2023	$(3,743)	(a)	$(1,216)	$(134)	$(3,932)	$(1,078)	$(340)	$(10,443)
Net change	(87)		(858)	(87)	(882)	(63)	(36)	(2,013)
Balance at December 31, 2024	$(3,830)	(a)	$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	3,569		1,339	64	3,388	579	(773)	8,166
Balance at December 31, 2025	$(261)	(a)	$(735)	$(157)	$(1,426)	$(562)	$(1,149)	$(4,290)
(a)Included after-tax net unamortized unrealized losses of $(240) million, $(651) million, and $(895) million for the years ended 2025, 2024 and 2023, respectively, related to AFS securities that have been transferred to HTM. As of December 31, 2023, included after-tax net unamortized unrealized losses of $(29) million related to HTM securities that have been transferred to AFS as permitted by the new hedge accounting guidance adopted on January 1, 2023. Refer to Note 10 for further information.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2025			2024			2023
Year ended December 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$4,646	$(1,120)	$3,526	$(1,135)	$274	$(861)	$3,891	$(922)	$2,969
Reclassification adjustment for realized (gains)/losses included in net income(a)	57	(14)	43	1,021	(247)	774	3,180	(768)	2,412
Net change	4,703	(1,134)	3,569	(114)	27	(87)	7,071	(1,690)	5,381
Translation adjustments:(b)
Translation	6,123	(218)	5,905	(4,385)	250	(4,135)	1,714	(95)	1,619
Hedges	(6,042)	1,476	(4,566)	4,322	(1,045)	3,277	(1,697)	407	(1,290)
Net change	81	1,258	1,339	(63)	(795)	(858)	17	312	329
Fair value hedges, net change(c)	84	(20)	64	(115)	28	(87)	(134)	33	(101)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	2,057	(500)	1,557	(3,742)	904	(2,838)	483	(114)	369
Reclassification adjustment for realized (gains)/losses included in net income(d)	2,406	(575)	1,831	2,579	(623)	1,956	1,775	(420)	1,355
Net change	4,463	(1,075)	3,388	(1,163)	281	(882)	2,258	(534)	1,724
Defined benefit pension and OPEB plans, net change	691	(112)	579	(131)	68	(63)	421	(48)	373
DVA on fair value option elected liabilities, net change	(1,025)	252	(773)	(45)	9	(36)	(1,066)	258	(808)
Total other comprehensive income/(loss)	$8,997	$(831)	$8,166	$(1,631)	$(382)	$(2,013)	$8,567	$(1,669)	$6,898
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the year ended December 31, 2025, the Firm reclassified a net pre-tax gain of $7 million to other income/expense, of which $14 million gain related to net investment hedges and $(7) million loss related to cumulative translation adjustments. During the year ended December 31, 2024, the Firm reclassified a net pre-tax gain of $7 million. During the year ended December 31, 2023, the Firm reclassified a net pre-tax loss of $(3) million.
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

JPMorgan Chase & Co./2025 Form 10-K	287

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
For the year ended December 31, 2025, the Firm adopted the Income Taxes: Improvement to Income Tax Disclosures accounting standard, under the retrospective method. The adoption of this guidance resulted in expanded disclosures in certain tables below.
Effective January 1, 2024, the Firm adopted updates to the Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method guidance, under the modified retrospective method. Refer to Notes 1, 6 and 14 for additional information.
Effective tax rate and expense
The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate.

	2025		2024		2023
Year ended December 31, (in millions, except rates)	Income tax expense	% of income before income tax expense	Income tax expense	% of income before income tax expense	Income tax expense		% of income before income tax expense
Statutory U.S. federal tax rate	$15,245	21.0%	$15,767	21.0%	$12,938		21.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit(a)	2,688	3.7	2,373	3.2	1,729		2.8
Foreign tax effects	1,386	1.9	1,670	2.2	1,411		2.3
Effect of changes in tax laws or rates enacted in the current period	(134)	(0.2)	—	—	—		—
Effect of cross border tax laws, net	(342)	(0.5)	(509)	(0.7)	(325)		(0.5)
Tax credits, net	(2,144)	(3.0)	(1,985)	(2.6)	(2,802)		(4.5)
Alternative energy credits	(1,135)	(1.6)	(1,125)	(1.5)	(2,170)		(3.5)
All other	(1,009)	(1.4)	(860)	(1.1)	(632)		(1.0)
Change in valuation allowances	248	0.3	—	—	—		—
Nontaxable or nondeductible items	(246)	(0.3)	(369)	(0.5)	29		—
Changes in unrecognized tax benefits	(387)	(0.5)	(3)	—	56		0.1
Other, net	(767)	(1.0)	(334)	(0.5)	(976)		(1.6)
Total income tax expense and effective tax rate	$15,547	21.4%	$16,610	22.1%	$12,060	(b)	19.6%	(b)
(a)For the years ended December 31, 2025 and 2024, California, New York City, and New York State made up greater than 50% of the effect of the U.S. state and local income taxes category. For the year ended December 31, 2023, New York City and California made up greater than 50% of the effect of the U.S. state and local income taxes category.
(b)Income tax expense associated with the First Republic acquisition was reflected in the estimated bargain purchase gain, which resulted in a reduction in the Firm’s effective tax rate.

288	JPMorgan Chase & Co./2025 Form 10-K

The following table reflects the components of income tax expense/(benefit) included in the Consolidated statements of income.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2025	2024	2023
Current income tax expense/(benefit)
U.S. federal	$3,109	$7,091	$8,973
U.S. state and local	2,559	2,762	3,266
Non-U.S.	4,268	4,753	4,355
Total current income tax expense	9,936	14,606	16,594

Deferred income tax expense/(benefit)
U.S. federal	4,447	1,771	(3,475)
U.S. state and local	906	161	(1,094)
Non-U.S.	258	72	35
Total deferred income tax expense/(benefit)	5,611	2,004	(4,534)
Total income tax expense	$15,547	$16,610	$12,060
Total income tax expense includes $629 million, $314 million and $68 million of tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively, resulting from the resolution of tax audits.
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
Results from U.S. and non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense.

Year ended December 31, (in millions)	2025	2024	2023
U.S.	$56,184	$59,472	$46,868
Non-U.S.(a)	16,411	15,609	14,744
Income before income tax expense	$72,595	$75,081	$61,612
(a)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
The Firm will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred.
Income taxes paid
Cash paid for income taxes, net of refunds, was $5.3 billion, $11.7 billion, and $9.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents income taxes paid by respective jurisdiction in excess of 5% of total income taxes paid, net of refunds received.

Year ended December 31, (in millions)	2025	2024	2023
U.S. federal	$(1,099)	$3,465	$2,797
U.S. state and local
New York State	538	NM	590
California	465	810	721
New York City	270	NM	NM
All other	459	2,065	1,432
Total U.S. state and local	1,732	2,875	2,743

Non-U.S.
United Kingdom	987	1,254	1,254
India	582	599	NM
France	459	NM	NM
Luxembourg	272	NM	NM
Germany	NM	647	NM
All other	2,376	2,875	3,114
Total Non-U.S.	4,676	5,375	4,368
Total cash income taxes paid, net	$5,309	$11,715	$9,908
NM refers to not meaningful, which reflects the amount of income taxes paid during the year that does not meet the 5% disaggregation threshold.

JPMorgan Chase & Co./2025 Form 10-K	289

Notes to consolidated financial statements
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

December 31, (in millions)	2025	2024
Deferred tax assets
Allowance for loan losses	$7,402	$6,117
Employee benefits	1,079	1,165
Accrued expenses and other	5,907	8,881
Depreciation and amortization	—	386
Non-U.S. operations	1,027	948
Tax attribute carryforwards	2,252	352
Gross deferred tax assets	17,667	17,849
Valuation allowance	(476)	(249)
Deferred tax assets, net of valuation allowance	$17,191	$17,600

Deferred tax liabilities
Depreciation and amortization	$2,343	$—
Mortgage servicing rights, net of hedges	1,950	1,912
Leasing transactions	4,291	2,249
Other, net	1,659	1,264
Gross deferred tax liabilities	10,243	5,425
Net deferred tax assets	$6,948	$12,175

JPMorganChase has recorded deferred tax assets of $2.3 billion at December 31, 2025 in connection with tax attribute carryforwards. GBC and FTC carryforwards were $1.7 billion and $257 million, respectively. State and local capital loss carryforwards were $1.2 billion, non-U.S. NOL carryforwards were $1.0 billion, U.S. federal NOL carryforwards were $193 million, and other U.S. federal tax attributes were $61 million. If not utilized, a portion of the U.S. federal NOL carryforwards and other U.S. federal tax attributes will expire between 2026 and 2036 whereas others have an unlimited carryforward period. Similarly, certain non-U.S. NOL carryforwards will expire between 2028 and 2042 whereas others have an unlimited carryforward period. The state and local capital loss carryforwards will expire between 2026 and 2029. GBC carryforwards will expire in 2045 and FTC carryforwards will expire between 2030 and 2035.
The valuation allowance at December 31, 2025 was predominantly driven by deferred tax assets associated with FTCs and non-U.S. NOLs.

290	JPMorgan Chase & Co./2025 Form 10-K

Unrecognized tax benefits
At December 31, 2025, 2024 and 2023, JPMorganChase’s unrecognized tax benefits, excluding related interest expense and penalties, were $5.6 billion, $6.2 billion and $5.4 billion, respectively, of which $4.6 billion, $4.4 billion and $3.9 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorganChase evaluates the need for changes in unrecognized tax benefits based on its anticipated tax return filing positions as part of its U.S. federal, state and local, and non-U.S. tax returns. In addition, the Firm is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service, as summarized in the Tax examination status table below. The change in the unrecognized tax benefit would result in a payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits.

(in millions)	2025	2024	2023
Balance at January 1,	$6,159	$5,401	$5,043
Increases based on tax positions related to the current period	609	1,721	1,440
Increases based on tax positions related to prior periods	128	92	37
Decreases based on tax positions related to prior periods	(1,268)	(907)	(1,110)
Decreases related to cash settlements with taxing authorities	(4)	(148)	(9)
Balance at December 31,	$5,624	$6,159	$5,401
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $241 million, $288 million and $229 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, in addition to the liability for unrecognized tax benefits, the Firm had accrued $1.9 billion and $1.7 billion, respectively, for income tax-related interest and penalties.
Tax examination status
JPMorganChase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many state and local jurisdictions throughout the U.S. The following table summarizes the status of tax years that remain subject to income tax examination of JPMorganChase and its consolidated subsidiaries by significant jurisdictions as of December 31, 2025.

	Periods under examination	Status
JPMorganChase – U.S.	2011 – 2013	Field examination of amended returns; certain matters at Appellate level
JPMorganChase – U.S.	2014 - 2020	Field examination of original and amended returns; certain matters at Appellate level
JPMorganChase – New York City	2015 - 2018	Field examination
JPMorganChase – New York State	2015 - 2018	Field examination
JPMorganChase – U.K.	2017 – 2023	Field examination of certain select entities

JPMorgan Chase & Co./2025 Form 10-K	291

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
The following table presents the components of the Firm’s restricted cash:

December 31, (in billions)	2025	2024
Segregated for the benefit of securities and cleared derivative customers	$19.4	$18.7
Cash reserves at non-U.S. central banks and held for other general purposes	9.6	8.8
Total restricted cash(a)	$29.0	$27.5
(a)Comprises $27.8 billion and $26.1 billion in deposits with banks, and $1.2 billion and $1.4 billion in cash and due from banks on the Consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Also, as of December 31, 2025 and 2024, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $44.9 billion and $40.7 billion, respectively.
•Securities with a fair value of $40.8 billion and $26.8 billion, respectively, in relation to customer activity.
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
At January 1, 2026, the Parent Company’s principal banking subsidiary, JPMorgan Chase Bank, N.A., could pay approximately $30.1 billion in dividends to the Parent Company without the prior approval of its relevant banking regulators. The capacity to pay dividends in 2026 will be supplemented by JPMorgan Chase Bank, N.A.’s earnings during the year.

292	JPMorgan Chase & Co./2025 Form 10-K

Note 27 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the Firm as a consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies and banks, including the Firm and JPMorgan Chase Bank, N.A. Under the rules currently in effect, two comprehensive approaches are prescribed for calculating Basel III RWA: a Standardized approach, and an Advanced approach. For each of these risk-based capital ratios, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of December 31, 2025 and 2024.

	Standardized capital ratio requirements		Advanced capital ratio requirements		Well-capitalized ratios
	BHC(a)(b)	IDI(c)	BHC(a)(b)	IDI(c)	BHC(d)	IDI(e)
Risk-based capital ratios
CET1 capital	11.5%	7.0%	11.5%	7.0%	NA	6.5%
Tier 1 capital	13.0	8.5	13.0	8.5	6.0%	8.0
Total capital	15.0	10.5	15.0	10.5	10.0	10.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and JPMorgan Chase Bank, N.A. are subject.
(a)Represents the regulatory capital ratio requirements applicable to the Firm. The CET1, Tier 1 and Total capital ratio requirements each include a respective minimum requirement plus a GSIB surcharge of 4.5% as calculated under Method 2; plus a 2.5% SCB for Standardized ratios and a fixed 2.5% capital conservation buffer for Advanced ratios. The countercyclical buffer is currently set to 0% by the federal banking agencies.
(b)For the year ended December 31, 2024, the CET1, Tier 1, and Total capital ratio requirements under Standardized applicable to the Firm were 12.3%, 13.8%, and 15.8%, respectively; the Advanced CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.5%, 13.0%, and 15.0%, respectively.
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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of December 31, 2025 and 2024.

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
(b)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

JPMorgan Chase & Co./2025 Form 10-K	293

Notes to consolidated financial statements
CECL Regulatory Capital Transition
Beginning January 1, 2022, the $2.9 billion CECL capital benefit, provided by the Federal Reserve in response to the COVID-19 pandemic, was phased out at 25% per year over a three-year period and fully phased out as of January 1, 2025. As of December 31, 2024, the Firm’s CET1 capital reflected the remaining benefit of $720 million associated with the CECL capital transition provisions.
Similarly, as of January 1, 2025, the Firm has phased out the other CECL capital transition provisions which impacted Tier 2 capital, adjusted average assets, total leverage exposure and RWA, as applicable.

The following tables present risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of December 31, 2025 and 2024, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

December 31, 2025 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$288,469	$294,804	$288,469		$294,804
Tier 1 capital	307,630	294,807	307,630		294,807
Total capital	343,843	317,684	328,962	(d)	302,732	(d)
Risk-weighted assets(b)	1,981,692	1,928,039	2,045,249	(d)	1,864,923	(d)
CET1 capital ratio(c)	14.6%	15.3%	14.1%		15.8%
Tier 1 capital ratio(c)	15.5	15.3	15.0		15.8
Total capital ratio(c)	17.4	16.5	16.1		16.2

December 31, 2024 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$275,513	$275,732	$275,513		$275,732
Tier 1 capital	294,881	275,737	294,881		275,737
Total capital	325,589	296,041	311,898	(d)	282,328	(d)
Risk-weighted assets	1,757,460	1,718,777	1,740,429	(d)	1,594,072	(b)
CET1 capital ratio	15.7%	16.0%	15.8%		17.3%
Tier 1 capital ratio	16.8	16.0	16.9		17.3
Total capital ratio	18.5	17.2	17.9		17.7
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the year ended December 31, 2024 reflected the CECL capital transition provisions.
(b)Includes approximately $23 billion under the Standardized approach and approximately $110 billion under the Advanced approach for both the Firm and Bank related to the Apple Card transaction.
(c)Includes decreases of approximately 25 basis points under the Standardized approach for both the Firm and Bank and approximately 90 basis points and 110 basis points under the Advanced approach for the Firm and Bank, respectively, related to the Apple Card transaction.
(d)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	December 31, 2025		December 31, 2024
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$4,472,394	$3,766,709	$4,070,499	$3,491,283
Tier 1 leverage ratio	6.9%	7.8%	7.2%	7.9%
Total leverage exposure	$5,302,001	$4,571,728	$4,837,568	$4,246,516
SLR	5.8%	6.4%	6.1%	6.5%
(a)As of January 1, 2025, the benefit from the CECL capital transition provision had been fully phased out. The capital metrics for the year ended December 31, 2024 reflected the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.

294	JPMorgan Chase & Co./2025 Form 10-K

Note 28 – Off–balance sheet lending-related
financial instruments, guarantees, and
other commitments
Generally, JPMorganChase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being fully drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 13 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2025 and 2024. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can generally reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

JPMorgan Chase & Co./2025 Form 10-K	295

Notes to consolidated financial statements

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)(j)
	2025						2024	2025		2024
By remaining maturity as of December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years		Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$13,496	$5,665		$3,454	$6,383	$28,998	$30,349	$327		$534
Auto and other	10,784	1		4	3,800	14,589	14,495	10		37
Total consumer, excluding credit card	24,280	5,666		3,458	10,183	43,587	44,844	337		571
Credit card(b)	1,073,537	104,229	(h)	—	—	1,177,766	1,001,311	2,200	(k)	—
Total consumer(c)	1,097,817	109,895		3,458	10,183	1,221,353	1,046,155	2,537		571
Wholesale:
Other unfunded commitments to extend credit(d)	135,171	179,512		219,910	26,913	561,506	498,437	3,112		2,608
Standby letters of credit and other financial guarantees(d)	16,443	8,135		4,905	436	29,919	28,676	616		473
Other letters of credit(d)	4,183	126		6	214	4,529	4,354	13		37
Total wholesale(c)	155,797	187,773		224,821	27,563	595,954	531,467	3,741		3,118
Total lending-related	$1,253,614	$297,668		$228,279	$37,746	$1,817,307	$1,577,622	$6,278		$3,689
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$405,910	$—		$—	$—	$405,910	$310,046	$—		$—
Derivatives qualifying as guarantees	1,168	633		9,572	37,658	49,031	49,628	(12)		113
Unsettled resale and securities borrowed agreements	136,841	231		—	—	137,072	115,939	—		2
Unsettled repurchase and securities loaned agreements	52,308	587		—	—	52,895	66,986	—		(2)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA		NA	NA	NA	NA	37		45
Loans sold with recourse	NA	NA		NA	NA	2,015	1,189	19		23
Exchange & clearing house guarantees and commitments(f)	433,537	NA		NA	NA	433,537	401,486	—		—
Other guarantees and commitments (g)	9,866	2,075		391	906	13,238	12,396	15		28
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of December 31, 2025 and 2024, reflected the contractual amount net of risk participations totaling $181 million and $85 million, respectively, for other unfunded commitments to extend credit; $9.2 billion and $9.5 billion, respectively, for standby letters of credit and other financial guarantees; and $514 million and $556 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of December 31, 2025 and 2024, collateral held by the Firm in support of securities lending indemnification agreements was $431.9 billion and $328.7 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of December 31, 2025 and 2024, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of December 31, 2025 and 2024, primarily includes equity investment commitments, unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and commitments to purchase leased assets.
(h)Includes estimated total credit exposure related to the Apple Card transaction at the time that the transaction is expected to close of approximately $104 billion, including approximately $23 billion of estimated drawn loans.
(i)For lending-related products, the carrying value includes the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.
(j)For lending-related commitments, the carrying value also includes fees and any purchase discounts or premiums that are deferred and recognized in accounts payable and other liabilities on the Consolidated balance sheets. Deferred amounts for revolving commitments and commitments not expected to fund, are amortized to lending- and deposit-related fees on a straight line basis over the commitment period. For all other commitments the deferred amounts remain deferred until the commitment funds or is sold.
(k)Represents the allowance for lending-related commitments related to the Apple Card transaction.

296	JPMorgan Chase & Co./2025 Form 10-K

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
The contractual amount and carrying value of guarantees and indemnifications are included in the table on page 296.
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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of December 31, 2025 and 2024.
Standby letters of credit, other financial guarantees and other letters of credit

	2025		2024
December 31, (in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$20,535	$3,187	$20,443	$3,380
Noninvestment-grade(a)	9,384	1,342	8,233	974
Total contractual amount	$29,919	$4,529	$28,676	$4,354
Allowance for lending-related commitments	$175	$13	$94	$37
Guarantee liability	441	—	379	—
Total carrying value	$616	$13	$473	$37
Commitments with collateral	$16,969	$540	$16,805	$357
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.

JPMorgan Chase & Co./2025 Form 10-K	297

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
The following table summarizes the derivatives qualifying as guarantees as of December 31, 2025 and 2024.

(in millions)	December 31, 2025	December 31, 2024
Notional amounts
Derivative guarantees	$49,031	$49,628
Stable value contracts with contractually limited exposure	35,462	32,939
Maximum exposure of stable value contracts with contractually limited exposure	1,312	1,740
Fair value
Derivative guarantees	(12)	113
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

298	JPMorgan Chase & Co./2025 Form 10-K

Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
Refer to Note 30 for additional information regarding litigation.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. The unpaid principal balance of loans sold with recourse as well as the carrying value of the related liability that the Firm has recorded in accounts payable and other liabilities on the Consolidated balance sheets, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, are disclosed in the table on page 296.
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

JPMorgan Chase & Co./2025 Form 10-K	299

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
Exchange & Clearing House Memberships
The Firm is a member of several securities and derivative exchanges and clearing houses, both in the U.S. and other countries, and it provides clearing services to its clients. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to the amount (or a multiple of the amount) of the Firm’s contribution to the guarantee fund maintained by a clearing house or exchange as part of the resources available to cover any losses in the event of a member default. Alternatively, these obligations may also include a pro rata share of the residual losses after applying the guarantee fund. Additionally, certain clearing houses require the Firm as a member to pay a pro rata share of losses that may result from the clearing house’s investment of guarantee fund contributions and initial margin, unrelated to and independent of the default of another member. Generally a payment would only be required should such losses exceed the resources of the clearing house or exchange that are contractually required to absorb the losses in the first instance. In certain cases, it is difficult to estimate the Firm’s maximum possible exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to the Firm to be remote. Where the Firm’s maximum possible exposure can be estimated, the amount is disclosed in the table on page 296, in the Exchange & clearing house guarantees and commitments line.

Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 296. Refer to Note 11 for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
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
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 296 of this Note. Refer to Note 20 for additional information.

300	JPMorgan Chase & Co./2025 Form 10-K

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
The following table presents the carrying value of the Firm’s pledged assets.

December 31, (in billions)	2025	2024
Assets that may be sold or repledged or otherwise used by secured parties	$185.6	$152.5
Assets that may not be sold or repledged or otherwise used by secured parties	410.9	297.9
Assets pledged at Federal Reserve banks and FHLBs	737.1	724.0
Total pledged assets	$1,333.6	$1,174.4
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

December 31, (in billions)	2025	2024
Investment securities	$82.7	$89.6
Loans	763.8	740.9
Trading assets and other	487.1	343.9
Total pledged assets	$1,333.6	$1,174.4
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
The following table presents the fair value of collateral accepted.

December 31, (in billions)	2025	2024
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,771.0	$1,544.0
Collateral sold, repledged, delivered or otherwise used	1,426.4	1,210.7

JPMorgan Chase & Co./2025 Form 10-K	301

Notes to consolidated financial statements
Note 30 – Litigation
Contingencies
As of December 31, 2025, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. These range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business in several geographies and varied claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm estimates the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.2 billion at December 31, 2025. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
•the number, variety and varying stages of the proceedings, including the fact that many are in preliminary stages,
•the existence in many such proceedings of multiple defendants, including the Firm, whose share of liability (if any) has yet to be determined,
•the numerous yet-unresolved issues in many of the proceedings, including issues regarding class certification and the scope of many of the claims, and
•the uncertainty of the various potential outcomes of such proceedings, including where the Firm has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities, and those assumptions later prove to be incorrect.
In addition, the outcome of a particular proceeding may be a result that the Firm did not take into account in its estimate because the Firm had deemed the likelihood of that outcome to be remote. Accordingly, the Firm’s estimate of the aggregate range of reasonably possible losses will change from time to time, and actual losses may vary significantly.
Set forth below are descriptions of the Firm’s material legal proceedings.
Amrapali. India’s Enforcement Directorate (“ED”) is investigating J.P. Morgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorganChase entities into residential housing projects developed by the Amrapali Group (“Amrapali”) relating to delays in delivering or failure to deliver residential units. In July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorganChase entities, violated certain criminal currency control and money laundering provisions, and ordered the ED to conduct a further inquiry. The Firm is cooperating with the inquiry. In addition, in August 2021, the ED issued an order fining J.P. Morgan India Private Limited approximately $31.5 million, which the Firm is appealing.
Fair Access to Banking. In August 2025, the President of the United States issued an Executive Order entitled “Guaranteeing Fair Banking for All Americans” that addressed access to financial services and directed several actions by certain federal agencies, including a review and revision of their internal policies and manuals. JPMorganChase is responding to requests from government authorities and other external parties regarding, among other things, the Firm’s policies and processes and the provision of services to customers and potential customers. Certain of these matters are at various stages, including reviews, investigations, and legal proceedings, including a civil lawsuit filed in January 2026 in Florida state court by President Donald J. Trump, in his personal capacity, and several affiliated corporate entities, against JPMorgan Chase Bank, N.A. and its CEO.
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

302	JPMorgan Chase & Co./2025 Form 10-K

is currently pending before the South Africa Competition Tribunal.
With respect to civil litigation matters, some FX-related individual and putative class actions filed outside the U.S., including in the U.K., Israel, the Netherlands and Brazil remain. In December 2025, the U.K. Supreme Court confirmed the initial decision of the Competition Appeal Tribunal, which denied a request for class certification on an opt-out basis. In Israel, a settlement in principle has been reached on the putative class action, which remains subject to court approval.
Interchange Litigation. Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws.
In September 2018, the parties settled the class action seeking monetary relief. A separate class action seeking injunctive relief continues. In June 2024, the District Court for the Eastern District of New York denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. In November 2025, the parties to that settlement reached a superseding and amended class settlement and submitted the agreement to the District Court for its approval.
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against the Firm and other banks. The defendants have reached settlements with the merchants who opted out representing over 90% of the combined Mastercard-branded and Visa-branded payment card sales volume. The remaining opt out actions are pending. A number of these actions are pending in the United States District Court for the Southern District of New York, and that court has scheduled a trial of the claims brought by several merchants to begin in April 2026.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorganChase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s (“BBA”) London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered Rate (“EURIBOR”). The Firm appealed a December 2016 decision by the European Commission against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. In December 2023, the European General Court annulled the fine imposed by the European
Commission, but exercised its discretion to re-impose a fine in an identical amount. In March 2024, the Firm filed an appeal of this decision with the Court of Justice of the European Union, which held a hearing in January 2026 and reserved judgment.
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
Russian Litigation. The Firm is obligated to comply with international sanctions laws, which mandate the blocking of certain assets. These laws apply when assets associated with individuals, companies, products or services are within the scope of the sanctions. The Firm has faced actual and threatened litigation in Russia seeking payments that the Firm cannot make under, and is contractually excused from paying as a result of, relevant sanctions laws. In claims involving the Firm and claims filed against other financial institutions, Russian courts have disregarded the parties’ contractual agreements concerning forum selection and did not recognize foreign sanctions laws as a basis for not making payment. Russian courts have entered judgment against the Firm in a number of claims. This includes one claim for $439 million, for which the courts have stayed the enforcement of the judgment against the Firm's unprotected assets in Russia pending the outcome of an appeal, and a judgment for another claim has been executed against assets held onshore by the Firm in Russia. The total amount of the judgments exceeds the total amount of available assets that the Firm holds in Russia. Russian courts have allowed plaintiffs to withhold dividends due to the Firm’s clients for the purpose of satisfying judgments, which the Firm is opposing as unlawful. The Firm continues to appeal the Russian courts' decisions, but certain judgments are now enforceable against Firm assets in Russia. Russian courts have also ordered interim freezes of Firm assets in Russia (including, among other things, funds in bank accounts, securities, shares in authorized capital, and certain trademarks, of the named defendants) pending a determination of certain underlying claims against the Firm. The Firm has challenged claims being pursued in the Russian courts and related freeze orders in other jurisdictions provided for by the parties’ contractual forum selections. If further claims are enforced despite the actions taken by the Firm to challenge the claims and orders and to seek the proper application of law, the Firm’s assets in Russia could be seized in full, and certain client assets could

JPMorgan Chase & Co./2025 Form 10-K	303

Notes to consolidated financial statements
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. Under U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $361 million, $740 million and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

304	JPMorgan Chase & Co./2025 Form 10-K

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

As of or for the year ended December 31, (in millions)	Revenue(b)	Expense(c)	Income before income tax expense	Net income	Total assets
2025
Europe/Middle East/Africa	$24,478	$14,825	$9,653	$6,813	$641,190	(d)
Asia-Pacific	14,065	8,271	5,794	4,101	343,520
Latin America/Caribbean	4,215	2,180	2,035	1,561	96,759
Total international	42,758	25,276	17,482	12,475	1,081,469
North America(a)	139,689	84,576	55,113	44,573	3,343,431
Total	$182,447	$109,852	$72,595	$57,048	$4,424,900

2024
Europe/Middle East/Africa	$22,353	$12,843	$9,510	$6,713	$552,407	(d)
Asia-Pacific	11,995	6,922	5,073	3,615	296,430
Latin America/Caribbean	3,885	1,895	1,990	1,512	73,631
Total international	38,233	21,660	16,573	11,840	922,468
North America(a)	139,323	80,815	58,508	46,631	3,080,346
Total	$177,556	$102,475	$75,081	$58,471	$4,002,814

2023
Europe/Middle East/Africa	$20,974	$11,947	$9,027	$6,402	$529,335	(d)
Asia-Pacific	10,605	6,550	4,055	2,709	251,588
Latin America/Caribbean	3,294	1,971	1,323	994	83,003
Total international	34,873	20,468	14,405	10,105	863,926
North America(a)	123,231	76,024	47,207	39,447	3,011,467
Total	$158,104	$96,492	$61,612	$49,552	$3,875,393
(a)Substantially reflects the U.S.
(b)Revenue is composed of net interest income and noninterest revenue.
(c)Expense is composed of noninterest expense and the provision for credit losses.
(d)Total assets for the U.K. were approximately $449 billion, $369 billion and $352 billion at December 31, 2025, 2024 and 2023, respectively.

JPMorgan Chase & Co./2025 Form 10-K	305

Notes to consolidated financial statements
Note 32 – Business segments & Corporate
The Firm is managed on an LOB basis. The Firm has three reportable business segments – Consumer & Community Banking, Commercial & Investment Bank, and Asset & Wealth Management – with the remaining activities in Corporate.
The business segments are determined based on the products and services provided, or the type of customers and clients served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis.
The following is a description of each of the Firm’s reportable business segments, and the products and services that they provide to their respective client bases, as well as a description of Corporate activities.
Consumer & Community Banking
Consumer & Community Banking offers products and services to consumers and small businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Banking & Wealth Management (including Consumer Banking, Business Banking and J.P. Morgan Wealth Management), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card Services & Auto. Banking & Wealth Management offers deposit, investment and lending products, cash management, payments and services. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card Services issues credit cards and offers payment solutions, travel services, merchant offers and lifestyle benefits. Auto originates and services auto loans and leases.
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
Asset & Wealth Management
Asset & Wealth Management, with client assets of $7.1 trillion, is a global leader in investment and wealth management.
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

306	JPMorgan Chase & Co./2025 Form 10-K

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
As a result of lower average interest rates in the current year, the cost of funding for assets and the funding benefit earned for liabilities generally decreased compared with the prior year. During the period ended December 31, 2025, this resulted in a lower cost of funds for loans and Markets activities. In addition, the FTP benefit for deposits generally decreased more than the decrease in rates paid to deposit holders during the year, resulting in an overall deposit margin compression.
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

JPMorgan Chase & Co./2025 Form 10-K	307

Notes to consolidated financial statements
Segment & Corporate results
The following table provides a summary of results for the Firm’s reportable business segments and Corporate activities as of or for the years ended December 31, 2025, 2024 and 2023, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm as a whole (and for each of the reportable business segments and Corporate) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit). These adjustments have no impact on net income as reported by the Firm as a whole or by the each of the LOBs and Corporate.
The Operating Committee reviews segment results including net interest income, noninterest revenue, noninterest expense, provision for credit losses and net income on a managed basis. The Operating Committee uses these measures to evaluate segment performance and to make key operating decisions, including resource and capital allocations.

Segment & Corporate results and reconciliation(a)

(Table continued on next page)
As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking				Commercial & Investment Bank			Asset & Wealth Management
	2025		2024	2023	2025	2024	2023	2025	2024	2023
Noninterest revenue	$17,795		$16,649	$15,118	$53,766	$48,253	$43,809	$17,241	$15,023	$13,560
Net interest income	58,234		54,858	55,030	24,688	21,861	20,544	6,832	6,555	6,267
Total net revenue	76,029		71,507	70,148	78,454	70,114	64,353	24,073	21,578	19,827
Provision for credit losses	11,493	(e)	9,974	6,899	2,615	762	2,091	97	(68)	159
Compensation expense(b)	17,669		17,045	15,171	19,345	18,191	17,105	8,645	7,984	7,115
Noncompensation expense(c)(d)	22,598		20,991	19,648	18,871	17,162	16,867	6,687	6,430	5,665
Total noninterest expense	40,267		38,036	34,819	38,216	35,353	33,972	15,332	14,414	12,780
Income/(loss) before income tax expense/(benefit)	24,269		23,497	28,430	37,623	33,999	28,290	8,644	7,232	6,888
Income tax expense/(benefit)	6,024		5,894	7,198	9,862	9,153	8,018	2,122	1,811	1,661
Net income	$18,245		$17,603	$21,232	$27,761	$24,846	$20,272	$6,522	$5,421	$5,227
Average equity	$56,000		$54,500	$54,349	$149,500	$132,000	$137,507	$16,000	$15,500	$16,671
Total assets	664,669		650,268	642,951	2,142,534	1,773,194	1,638,493	288,065	255,385	245,512
Return on equity	32%		32%	38%	18%	18%	14%	40%	34%	31%
Overhead ratio	53		53	50	49	50	53	64	67	64

308	JPMorgan Chase & Co./2025 Form 10-K

(Table continued from previous page)
As of or for the year ended December 31, (in millions, except ratios)	Corporate					Reconciling Items(a)			Total
	2025		2024		2023	2025	2024	2023	2025	2024		2023
Noninterest revenue	$911		$7,608	(g)	$132	$(2,709)	$(2,560)	$(3,782)	$87,004	$84,973	(g)	$68,837
Net interest income	6,114		9,786		7,906	(425)	(477)	(480)	95,443	92,583		89,267
Total net revenue	7,025		17,394		8,038	(3,134)	(3,037)	(4,262)	182,447	177,556		158,104
Provision for credit losses	7		10		171	—	—	—	14,212	10,678		9,320
Total noninterest expense(d)	1,825		3,994	(h)	5,601	—	—	—	95,640	91,797	(h)	87,172
Income/(loss) before income tax expense/(benefit)	5,193		13,390		2,266	(3,134)	(3,037)	(4,262)	72,595	75,081		61,612
Income tax expense/(benefit)	673	(f)	2,789		(555)	(3,134)	(3,037)	(4,262)	15,547	16,610		12,060
Net income	$4,520		$10,601		$2,821	$—	$—	$—	$57,048	$58,471		$49,552
Average equity	$111,254		$110,370		$73,529	NA	NA	NA	$332,754	$312,370		$282,056
Total assets	1,329,632		1,323,967		1,348,437	NA	NA	NA	4,424,900	4,002,814		3,875,393
Return on equity	NM		NM		NM	NM	NM	NM	17%	18%		17%
Overhead ratio	NM		NM		NM	NM	NM	NM	52	52		55
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
(e)Includes a provision for lending-related commitments of $2.2 billion related to the Apple Card transaction.
(f)Included a $774 million income tax benefit recorded in the second quarter of 2025, driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.
(g)Included the net gain related to Visa shares of $7.9 billion recorded in the second quarter of 2024. Refer to Note 6 for additional information.
(h)Included a $1.0 billion contribution of Visa shares to the JPMorgan Chase Foundation recorded in the second quarter of 2024. Refer to Note 6 for additional information.

JPMorgan Chase & Co./2025 Form 10-K	309

Notes to consolidated financial statements
Note 33 – Parent Company
The following tables present Parent Company-only financial statements.

Statements of income and comprehensive income
Year ended December 31, (in millions)	2025	2024	2023
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$50,000	$37,000	$61,000
Non-bank	—	—	—
Interest income from subsidiaries	999	1,228	1,166
Other income/(expense) from subsidiaries:
Bank and bank holding company	1,846	555	1,801
Non-bank	(506)	172	250
Other income/(expense)	697	1,252	(654)
Total income	53,036	40,207	63,563
Expense
Interest expense to subsidiaries and affiliates(a)	(16)	7,433	2,258
Other interest expense(a)	15,106	8,068	11,714
Noninterest expense	3,883	3,280	3,431
Total expense	18,973	18,781	17,403
Income before income tax benefit and undistributed net income of subsidiaries	34,063	21,426	46,160
Income tax benefit	1,822	1,264	1,525
Equity in undistributed net income of subsidiaries	21,163	35,781	1,867
Net income	$57,048	$58,471	$49,552
Other comprehensive income/(loss), net	8,166	(2,013)	6,898
Comprehensive income	$65,214	$56,458	$56,450

Balance sheets
December 31, (in millions)	2025	2024
Assets
Cash and due from banks	$39	$38
Deposits with banking subsidiaries(b)	9,751	9,762
Trading assets - intercompany	14,885	43,214
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	136	142
Non-bank	24	79
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	669,449	603,044
Non-bank	1,223	1,238
Other assets	14,537	12,097
Total assets	$710,044	$669,614
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates	$79,317	$72,881
Short-term borrowings	—	—
Other liabilities	13,656	12,349
Long-term debt(c)(d)	254,633	239,626
Total liabilities(d)	347,606	324,856
Total stockholders’ equity	362,438	344,758
Total liabilities and stockholders’ equity	$710,044	$669,614

310	JPMorgan Chase & Co./2025 Form 10-K

Statements of cash flows
Year ended December 31, (in millions)	2025	2024	2023
Operating activities
Net income	$57,048	$58,471	$49,552
Less: Net income of subsidiaries and affiliates	71,163	72,781	62,868
Parent company net loss	(14,115)	(14,310)	(13,316)
Cash dividends from subsidiaries and affiliates	50,000	37,000	61,000
Other operating adjustments	8,583	(44,671)	9,412
Net cash provided by/(used in) operating activities	44,468	(21,981)	57,096
Investing activities
Net change in:
Advances to and investments in subsidiaries and affiliates, net	—	—	(25,000)
All other investing activities, net	34	21	25
Net cash provided by/(used in) investing activities	34	21	(24,975)
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates	1,246	49,902	(2,249)
Short-term borrowings	—	(999)	—
Proceeds from long-term borrowings	30,042	44,997	19,398
Payments of long-term borrowings	(25,702)	(29,753)	(25,105)
Proceeds from issuance of preferred stock	3,000	2,500	—
Redemption of preferred stock	(3,000)	(9,850)	—
Treasury stock repurchased	(31,591)	(18,830)	(9,824)
Dividends paid	(16,625)	(14,783)	(13,463)
All other financing activities, net	(1,882)	(1,270)	(879)
Net cash provided by/(used in) financing activities	(44,512)	21,914	(32,122)
Net increase/(decrease) in cash and due from banks and deposits with banking subsidiaries	(10)	(46)	(1)
Cash and due from banks and deposits with banking subsidiaries at the beginning of the year	9,800	9,846	9,847
Cash and due from banks and deposits with banking subsidiaries at the end of the year(b)	$9,790	$9,800	$9,846
Cash interest paid	$12,399	$14,851	$13,742
Cash income taxes paid, net(e)	276	6,252	10,291
(a)Includes interest expense for intercompany derivative hedges on the Firm’s LTD and related fair value adjustments, which is offset by related amounts in Other interest expense/(income).
(b)Consistent with bank regulatory reporting guidance, includes intercompany time deposits of $8.0 billion as of December 31, 2025, 2024 and 2023.
(c)At December 31, 2025, long-term debt that contractually matures in 2026 through 2030 totaled $14.3 billion, $20.3 billion, $36.4 billion, $22.4 billion, and $23.6 billion, respectively.
(d)Refer to Notes 20 and 28 for information regarding the Parent Company’s guarantees of its subsidiaries’ obligations.
(e)Represents payments, net of refunds, made by the Parent Company to various taxing authorities and includes taxes paid on behalf of certain of its subsidiaries that are subsequently reimbursed. The reimbursements were $713 million, $5.0 billion, and $13.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

JPMorgan Chase & Co./2025 Form 10-K	311

Notes to consolidated financial statements
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
The First Republic acquisition resulted in a preliminary estimated bargain purchase gain of $2.7 billion. The final bargain purchase gain of $2.9 billion reflects adjustments of $103 million and $63 million for the years ended December 31, 2024 and 2023, respectively, made during the one-year measurement period, as permitted by U.S. GAAP, to finalize management's fair value estimates for the assets acquired and liabilities assumed. The measurement period ended on April 30, 2024.
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

312	JPMorgan Chase & Co./2025 Form 10-K

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

JPMorgan Chase & Co./2025 Form 10-K	313

Notes to consolidated financial statements
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
The FHLB advances assumed in the acquisition were recorded in short-term borrowings and in long-term debt. The fair values of the FHLB advances were based on a discounted cash flow methodology and considered the observed FHLB advance issuance rates.
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
Unaudited pro forma condensed combined financial information
The following table presents certain unaudited pro forma financial information for the year ended December 31, 2023 as if the First Republic acquisition had occurred on January 1, 2022, including recognition of the estimated bargain purchase gain of $2.8 billion and the provision for credit losses of $1.2 billion. Additional adjustments include the interest on the Purchase Money Note and the impact of amortizing and accreting certain estimated fair value adjustments related to intangible assets, loans and lending-related commitments.
The Firm expects to achieve operating cost savings and other business synergies resulting from the acquisition that are not reflected in the pro forma amounts. The pro forma information is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2022, nor is it indicative of the results of operations in future periods.

Year ended December 31, (in millions)	2023
Noninterest revenue	$65,816
Net interest income	90,856
Net income	48,665

314	JPMorgan Chase & Co./2025 Form 10-K

Supplementary Information: Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials
Consolidated average balance sheets, interest and rates
Provided below is a summary of JPMorganChase’s consolidated average balances, interest and rates on a taxable-equivalent basis for the years ended December 31, 2025, 2024 and 2023. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and rates earned on assets exempt from income taxes (i.e., federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 24% in 2025, 2024 and 2023.

(Table continued on next page)
(Unaudited)	2025
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance(f)		Interest(f)		Rate
Assets
Deposits with banks	$386,384		$13,099		3.39%
Federal funds sold and securities purchased under resale agreements	391,398		16,706		4.27
Securities borrowed	242,788		9,027		3.72
Trading assets – debt instruments	565,277		24,941		4.41
Taxable securities	710,514		26,903		3.79
Non-taxable securities(a)	27,446		1,295		4.72
Total investment securities	737,960		28,198		3.82	(i)
Loans	1,400,048		94,056	(h)	6.72
All other interest-earning assets(b)(c)	110,504		7,739		7.00
Total interest-earning assets	3,834,359		193,766		5.05
Allowance for loan losses	(25,000)
Cash and due from banks	22,466
Trading assets – equity and other instruments	242,977
Trading assets – derivative receivables	59,025
Goodwill, MSRs and other intangible assets	64,422
All other noninterest-earning assets	233,375
Total assets	$4,431,624
Liabilities
Interest-bearing deposits	$1,902,382		$45,112		2.37%
Federal funds purchased and securities loaned or sold under repurchase agreements	527,509		22,411		4.25
Short-term borrowings	53,612		2,298		4.29
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	302,440		8,965		2.96
Beneficial interests issued by consolidated VIEs	27,052		1,218		4.50
Long-term debt	350,938		17,894		5.10
Total interest-bearing liabilities	3,163,933		97,898		3.09
Noninterest-bearing deposits	604,183
Trading liabilities – equity and other instruments(e)	45,677
Trading liabilities – derivative payables	44,395
All other liabilities, including the allowance for lending-related commitments	220,645
Total liabilities	4,078,833
Stockholders’ equity
Preferred stock	20,037
Common stockholders’ equity	332,754
Total stockholders’ equity	352,791	(g)
Total liabilities and stockholders’ equity	$4,431,624
Interest rate spread					1.96%
Net interest income and net yield on interest-earning assets			$95,868		2.50
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
(e)The combined balance of trading liabilities – debt and equity instruments was $172.9 billion, $185.4 billion and $153.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(f)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 for additional information on hedge accounting.

JPMorgan Chase & Co./2025 Form 10-K	315

(Table continued from previous page)
2024						2023
Average balance(f)		Interest(f)		Rate		Average balance(f)		Interest(f)		Rate

$490,205		$22,297		4.55%		$499,396		$21,797		4.36%
359,197		18,299		5.09		317,159		15,079		4.75
209,744		9,208		4.39		193,228		7,983		4.13
456,029		20,373		4.47		376,928		16,001		4.25
583,329		21,947		3.76		573,914		17,390		3.03
27,912		1,393		4.99		30,886		1,560		5.05
611,241		23,340		3.82	(i)	604,800		18,950		3.13	(i)
1,322,425		92,588	(h)	7.00		1,248,076		83,589	(h)	6.70
88,726		8,305		9.36		86,121		7,669		8.90
3,537,567		194,410		5.50		3,325,708		171,068		5.14
(22,877)						(20,762)
22,591						24,853
208,534						160,087
57,005						64,227
64,393						63,212
218,709						204,899
$4,085,922						$3,822,224

$1,748,050		$49,559		2.84%		$1,698,529		$40,016		2.36%
363,820		19,149		5.26		256,086		13,259		5.18
39,593		2,101		5.31		37,468		1,894		5.05
314,054		10,238		3.26		286,605		9,396		3.28
26,515		1,383		5.22		18,648		953		5.11
344,346		18,920		5.49		296,433		15,803		5.33
2,836,378		101,350		3.57		2,593,769		81,321		3.14
638,592						660,538
32,025						30,501
39,497						46,355
203,006						181,601
3,749,498						3,512,764

24,054						27,404
312,370						282,056
336,424	(g)					309,460	(g)
$4,085,922						$3,822,224
				1.93%						2.00%
		$93,060		2.63				$89,747		2.70
(g)The ratio of average stockholders’ equity to average assets was 8.0%, 8.2% and 8.1% for the years ended December 31, 2025, 2024 and 2023, respectively. The return on average stockholders’ equity, based on net income, was 16.2%, 17.4% and 16.0% for the years ended December 31, 2025, 2024 and 2023, respectively.
(h)Included fees and commissions on loans of $3.7 billion, $3.6 billion and $2.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(i)The annualized rate for securities based on amortized cost was 3.80%, 3.79% and 3.09% for the years ended December 31, 2025, 2024 and 2023, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. Refer to Note 12 for additional information on nonaccrual loans, including interest accrued.

316	JPMorgan Chase & Co./2025 Form 10-K

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.
Presented below is a summary of interest and rates segregated between U.S. and non-U.S. operations for the years 2023 through 2025. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction.

(Table continued on next page)
	2025
(Unaudited) Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest	Rate
Interest-earning assets
Deposits with banks:
U.S.	$160,453	$6,960	4.34%
Non-U.S.	225,931	6,139	2.72
Federal funds sold and securities purchased under resale agreements:
U.S.	218,450	10,004	4.58
Non-U.S.	172,948	6,702	3.88
Securities borrowed:
U.S.	185,559	7,265	3.92
Non-U.S.	57,229	1,762	3.08
Trading assets – debt instruments:
U.S.	369,664	16,255	4.40
Non-U.S.	195,613	8,686	4.44
Investment securities:
U.S.	684,466	26,173	3.82
Non-U.S.	53,494	2,025	3.79
Loans:
U.S.	1,271,393	87,196	6.86
Non-U.S.	128,655	6,860	5.33
All other interest-earning assets, largely U.S.(a)	110,504	7,739	7.00
Total interest-earning assets	3,834,359	193,766	5.05
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,419,647	31,625	2.23
Non-U.S.	482,735	13,487	2.79
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	412,269	18,247	4.43
Non-U.S.	115,240	4,164	3.61
Trading liabilities – debt, short-term and all other interest-bearing liabilities:
U.S.	215,043	7,113	3.31
Non-U.S.	141,009	4,150	2.94
Beneficial interests issued by consolidated VIEs, predominantly U.S.	27,052	1,218	4.50
Long-term debt:
U.S.	341,531	17,612	5.16
Non-U.S.	9,407	282	3.00
Total interest-bearing liabilities	3,163,933	97,898	3.09
Noninterest-bearing liabilities(b)	670,426
Total investable funds	$3,834,359	$97,898	2.55%
Net interest income and net yield:		$95,868	2.50%
U.S.		82,547	2.80
Non-U.S.		13,321	1.51
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			25.3
Liabilities			22.0
(a)The rates reflect the impact of interest earned on cash collateral where that cash collateral has been netted against certain derivative payables.
(b)Represents the amount of noninterest-bearing liabilities funding interest-earning assets.
Refer to the “Net interest income” discussion in Consolidated Results of Operations on pages 51–54 for further information.

JPMorgan Chase & Co./2025 Form 10-K	317

(Table continued from previous page)
2024			2023
Average balance	Interest	Rate	Average balance	Interest	Rate

$284,913	$15,157	5.32%	$296,784	$15,348	5.17%
205,292	7,140	3.48	202,612	6,449	3.18

193,210	10,686	5.53	155,304	8,330	5.36
165,987	7,613	4.59	161,855	6,749	4.17

150,251	7,330	4.88	133,805	6,239	4.66
59,493	1,878	3.16	59,423	1,744	2.93

309,568	13,579	4.39	248,541	10,721	4.31
146,461	6,794	4.64	128,387	5,280	4.11

567,784	21,458	3.78	568,505	17,469	3.07
43,457	1,882	4.33	36,295	1,481	4.08

1,211,978	85,621	7.06	1,137,162	76,884	6.76
110,447	6,967	6.31	110,914	6,705	6.05
88,726	8,305	9.36	86,121	7,669	8.90
3,537,567	194,410	5.50	3,325,708	171,068	5.14

1,307,000	33,173	2.54	1,290,110	26,253	2.03
441,050	16,386	3.72	408,419	13,763	3.37

294,476	15,949	5.42	197,049	10,639	5.40
69,344	3,200	4.61	59,037	2,620	4.44

222,710	8,289	3.72	205,388	7,774	3.79
130,937	4,050	3.09	118,685	3,516	2.96
26,515	1,383	5.22	18,648	953	5.11

338,166	18,760	5.55	293,218	15,749	5.37
6,180	160	2.59	3,215	54	1.68
2,836,378	101,350	3.57	2,593,769	81,321	3.14
701,189			731,939
$3,537,567	$101,350	2.86%	$3,325,708	$81,321	2.45%
	$93,060	2.63%		$89,747	2.70%
	80,913	2.92		77,923	3.01
	12,147	1.58		11,824	1.61

		24.3			24.7
		20.5			20.2

318	JPMorgan Chase & Co./2025 Form 10-K

Changes in net interest income, volume and rate analysis

The table below presents an attribution of net interest income between volume and rate. The attribution between volume and rate is calculated using annual average balances for each category of assets and liabilities shown in the table and the corresponding annual rates (refer to pages 315–318 for more information on average balances and rates). In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume. The annual rates include the impact of changes in market rates, as well as the impact of any change in composition of the various products within each category of asset or liability. This analysis is calculated separately for each category without consideration of the relationship between categories (for example, the net spread between the rates earned on assets and the rates paid on liabilities that fund those assets). As a result, changes in the granularity or groupings considered in this analysis would produce a different attribution result, and due to the complexities involved, precise allocation of changes in interest rates between volume and rates is inherently complex and judgmental.

	2025 versus 2024			2024 versus 2023
(Unaudited)	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis; in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$(5,405)	$(2,792)	$(8,197)	$(636)	$445	$(191)
Non-U.S.	559	(1,560)	(1,001)	83	608	691
Federal funds sold and securities purchased under resale agreements:
U.S.	1,153	(1,835)	(682)	2,092	264	2,356
Non-U.S.	268	(1,179)	(911)	184	680	864
Securities borrowed:
U.S.	1,377	(1,442)	(65)	797	294	1,091
Non-U.S.	(68)	(48)	(116)	(3)	137	134
Trading assets – debt instruments:
U.S.	2,645	31	2,676	2,659	199	2,858
Non-U.S.	2,185	(293)	1,892	834	680	1,514
Investment securities:
U.S.	4,488	227	4,715	(47)	4,036	3,989
Non-U.S.	378	(235)	143	310	91	401
Loans:
U.S.	3,999	(2,424)	1,575	5,326	3,411	8,737
Non-U.S.	975	(1,082)	(107)	(26)	288	262
All other interest-earning assets, largely U.S.	1,528	(2,094)	(566)	240	396	636
Change in interest income	14,082	(14,726)	(644)	11,813	11,529	23,342
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	2,504	(4,052)	(1,548)	340	6,580	6,920
Non-U.S.	1,203	(4,102)	(2,899)	1,194	1,429	2,623
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	5,213	(2,915)	2,298	5,271	39	5,310
Non-U.S.	1,657	(693)	964	480	100	580
Trading liabilities – debt, short-term and all other interest-bearing liabilities:
U.S.	(263)	(913)	(1,176)	659	(144)	515
Non-U.S.	296	(196)	100	380	154	534
Beneficial interests issued by consolidated VIEs, predominantly U.S.	26	(191)	(165)	409	21	430
Long-term debt:
U.S.	171	(1,319)	(1,148)	2,483	528	3,011
Non-U.S.	97	25	122	77	29	106
Change in interest expense	10,904	(14,356)	(3,452)	11,293	8,736	20,029
Change in net interest income	$3,178	$(370)	$2,808	$520	$2,793	$3,313

JPMorgan Chase & Co./2025 Form 10-K	319

Glossary of Terms and Acronyms
2025 Form 10-K: Annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission.
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
AUC “Assets under custody”: Represents assets held directly or indirectly on behalf of clients under safekeeping, custody and servicing arrangements.
AUM “Assets under management”: Represent assets managed by AWM on behalf of its Private Banking, Institutional and Retail clients. Includes “Committed capital not Called.”
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
CCO: Chief Compliance Officer
CCP “Central counterparty” is a clearing house that interposes itself between counterparties to contracts traded in one or more financial markets, becoming the buyer to every seller and the seller to every buyer and thereby ensuring the future performance of open contracts. A CCP becomes a counterparty to trades with market participants through novation, an open offer system, or another legally binding arrangement.
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
CLO: Collateralized loan obligations

320	JPMorgan Chase & Co./2025 Form 10-K

Glossary of Terms and Acronyms
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
Eligible LTD: Long-term debt satisfying certain eligibility criteria.
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
EPS: Earnings per share
ERISA: Employee Retirement Income Security Act of 1974
ESG: Environmental, Social and Governance
ETD “Exchange-traded derivatives”: Derivative contracts that are executed on an exchange and settled via a central clearing house.
EU: European Union
Expense categories:
•Volume- and/or revenue-related expenses generally correlate with changes in the related business/transaction volume or revenue. Examples include commissions and incentive compensation within the LOBs, depreciation expense related to operating lease assets, and brokerage expense related to trading transaction volume.
•Investments in the business include expenses associated with supporting medium- to longer-term

JPMorgan Chase & Co./2025 Form 10-K	321

Glossary of Terms and Acronyms
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
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
FCC: Firmwide Control Committee
FDIC: Federal Deposit Insurance Corporation
FDM "Financial difficulty modification" applies to loan modifications effective January 1, 2023, and is deemed to occur when the Firm modifies specific terms of the original loan agreement. The following types of modifications are considered FDMs: principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or a combination of these modifications.
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
FSB: Financial Stability Board
FTE: Fully taxable equivalent
FVA: Funding valuation adjustment
FX: Foreign exchange
G7 Group of Seven nations: Countries in the G7 are Canada, France, Germany, Italy, Japan, the U.K. and the U.S.
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
IPO: Initial public offering
IR: Interest rate
ISDA: International Swaps and Derivatives Association
JPMorganChase: JPMorgan Chase & Co.

322	JPMorgan Chase & Co./2025 Form 10-K

Glossary of Terms and Acronyms
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
LTV “Loan-to-value”: For residential real estate loans, the relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate) securing the loan.
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
MEVs "Macroeconomic variables": Refer to quantitative measures of current and forecasted macroeconomic conditions - such as the unemployment rates, gross domestic product growth rate and interest rates - used by the Firm in its models to estimate credit losses.
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

JPMorgan Chase & Co./2025 Form 10-K	323

Glossary of Terms and Acronyms
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
NSFR: Net Stable Funding Ratio
OAS: Option-adjusted spread
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income/(loss)
OPEB: Other postretirement employee benefit

324	JPMorgan Chase & Co./2025 Form 10-K

Glossary of Terms and Acronyms
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
PCAOB: Public Company Accounting Oversight Board
PCD “Purchased credit deteriorated” assets represent acquired financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Firm.
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

JPMorgan Chase & Co./2025 Form 10-K	325

Glossary of Terms and Acronyms
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
SEC: U.S. Securities and Exchange Commission
Securities financing agreements: Include resale, repurchase, securities borrowed and securities loaned agreements.
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
SPEs: Special purpose entities
Stock Plan Administration: Relates to an equity plan administration business which was acquired in 2022 with the Firm’s purchase of Global Shares.
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

326	JPMorgan Chase & Co./2025 Form 10-K

Glossary of Terms and Acronyms
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
VaR “Value-at-risk” is a measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.
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

JPMorgan Chase & Co./2025 Form 10-K	327

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)
February 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ MICHELE G. BUCK	Director
(Michele G. Buck)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ ALICIA BOLER DAVIS	Director
(Alicia Boler Davis)

/s/ ALEX GORSKY	Director	February 13, 2026
(Alex Gorsky)

/s/ MELLODY HOBSON	Director
(Mellody Hobson)

/s/ PHEBE N. NOVAKOVIC	Director
(Phebe N. Novakovic)

/s/ VIRGINIA M. ROMETTY	Director
(Virginia M. Rometty)

/s/ BRAD D. SMITH	Director
(Brad D. Smith)

/s/ MARK A. WEINBERGER	Director
(Mark A. Weinberger)

/s/ JEREMY BARNUM	Executive Vice President and Chief Financial Officer
(Jeremy Barnum)	(Principal Financial Officer)

/s/ ELENA KORABLINA	Managing Director and Firmwide Controller
(Elena Korablina)	(Principal Accounting Officer)

328	JPMorgan Chase & Co./2025 Form 10-K