Form 10-Q
period 2026-03-31
JPMORGAN CHASE & CO
filed 2026-05-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2026	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

270 Park Avenue,
New York,	New York	10017
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of March 31, 2026: 2,679,511,418

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)
	1Q26	4Q25	3Q25	2Q25	1Q25
Selected income statement data
Total net revenue	$49,836	$45,798	$46,427	$44,912	$45,310
Total noninterest expense	26,850	23,983	24,281	23,779	23,597
Pre-provision profit(a)	22,986	21,815	22,146	21,133	21,713
Provision for credit losses	2,507	4,655 (d)	3,403	2,849	3,305
Income before income tax expense	20,479	17,160	18,743	18,284	18,408
Income tax expense	3,985	4,135	4,350	3,297	3,765
Net income	$16,494	$13,025	$14,393	$14,987	$14,643

Earnings per share data
Net income: Basic	$5.95	$4.64	$5.08	$5.25	$5.08
Diluted	5.94	4.63	5.07	5.24	5.07
Average shares: Basic	2,716.2	2,735.3	2,762.4	2,788.7	2,819.4
Diluted	2,720.2	2,740.5	2,767.6	2,793.7	2,824.3

Market and per common share data
Market capitalization	$788,205	$868,793	$858,683	$797,181	$681,712
Common shares at period-end	2,679.5	2,696.2	2,722.2	2,749.7	2,779.1
Book value per share	$128.38	$126.99	$124.96	$122.51	$119.24
Tangible book value per share (“TBVPS”)(a)	108.87	107.56	105.70	103.40	100.36
Cash dividends declared per share	1.50	1.50	1.50	1.40	1.40

Selected ratios and metrics
Return on common equity (“ROE”)(b)	19%	15%	17%	18%	18%
Return on tangible common equity (“ROTCE”)(a)(b)	23	18	20	21	21
Return on assets(b)	1.41	1.14	1.26	1.35	1.40
Overhead ratio	54	52	52	53	52
Loans-to-deposits ratio	56	58	56	55	54
Firm Liquidity coverage ratio (“LCR”) (average)	112	111	110	113	113
JPMorgan Chase Bank, N.A. LCR (average)	120	115	117	120	124
Common equity Tier 1 (“CET1”) capital ratio – Standardized(c)	14.3	14.6	14.8	15.1	15.4
Tier 1 capital ratio – Standardized(c)	15.2	15.5	15.8	16.1	16.5
Total capital ratio – Standardized(c)	17.2	17.4	17.7	17.8	18.2
Tier 1 leverage ratio	6.6	6.9	6.9	6.9	7.2
Supplementary leverage ratio (“SLR”)	5.6	5.8	5.8	5.9	6.0

Selected balance sheet data (period-end)
Trading assets	$1,069,335	$802,873	$952,777	$889,856	$875,203
Investment securities, net of allowance for credit losses	821,179	777,332	783,945	745,939	664,447
Loans	1,503,520	1,493,429	1,435,246	1,411,992	1,355,695
Total assets	4,900,475	4,424,900	4,560,205	4,552,482	4,357,856
Deposits	2,675,520	2,559,320	2,548,476	2,562,380	2,495,877
Long-term debt	448,764	435,206	427,203	419,802	407,224
Common stockholders’ equity	343,993	342,393	340,167	336,879	331,375
Total stockholders’ equity	364,038	362,438	360,212	356,924	351,420
Employees	320,079	318,512	318,153	317,160	318,477

Credit quality metrics
Allowances for credit losses	$31,383	$31,230	$29,089	$28,281	$27,835
Allowance for loan losses to total retained loans	1.82%	1.83%	1.88%	1.85%	1.94%
Nonperforming assets	$10,049	$10,359	$10,635	$10,480	$9,105
Net charge-offs	2,316	2,514	2,593	2,410	2,332
Net charge-off rate	0.67%	0.72%	0.76%	0.73%	0.74%
On January 7, 2026, JPMorganChase announced that Chase will become the new issuer of Apple Card. The Firm entered into a forward purchase commitment on December 30, 2025 to acquire the Apple credit card portfolio (the “Apple Card transaction”), with an expected closing date approximately 24 months thereafter. Refer to Notes 4, 13, 27 and 28 of JPMorganChase’s 2025 Form 10-K for additional information.
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of these measures.
(b)Ratios are based upon annualized amounts.
(c)At each of March 31, 2026 and December 31, 2025, the Advanced risk-based ratios were more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 33-40 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(d)Included $2.2 billion associated with the Apple Card transaction. Refer to Note 13 of JPMorganChase’s 2025 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the first quarter of 2026.
This Quarterly Report on Form 10-Q for the first quarter of 2026 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 170-178 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 79 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9–31 of the 2025 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $4.9 trillion in assets and $364.0 billion in stockholders’ equity as of March 31, 2026. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 17-31 and Note 25 of this Form 10-Q, and Note 32 of JPMorganChase's 2025 Form 10-K, for a description of the Firm’s reportable business segments and the products and services they provide to their respective client bases, as well as a description of Corporate activities.
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

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, this Form 10-Q and the 2025 Form 10-K should be read together and in their entirety.

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2026	2025	Change
Selected income statement data
Noninterest revenue	$24,470	$22,037	11%
Net interest income	25,366	23,273	9
Total net revenue	49,836	45,310	10
Total noninterest expense	26,850	23,597	14
Pre-provision profit	22,986	21,713	6
Provision for credit losses	2,507	3,305	(24)
Net income	16,494	14,643	13
Diluted earnings per share	5.94	5.07	17
Selected ratios and metrics
Return on common equity	19%	18%
Return on tangible common equity	23	21
Book value per share	$128.38	$119.24	8
Tangible book value per share	108.87	100.36	8
Capital ratios - Standardized(a)
CET1 capital	14.3%	15.4%
Tier 1 capital	15.2	16.5
Total capital	17.2	18.2
Memo:
NII excluding Markets(b)	$23,280	$22,590	3
NIR excluding Markets(b)	15,697	13,761	14
Markets(c)	11,559	9,663	20
Total net revenue - managed basis	$50,536	$46,014	10%
(a)At March 31, 2026, the Advanced risk-based ratios were more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 33-40 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively.
(c)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.

Comparisons noted in the sections below are for the first quarter of 2026 versus the first quarter of 2025, unless otherwise specified.
Firmwide overview
For the first quarter of 2026, JPMorganChase reported net income of $16.5 billion, up 13%, with earnings per share of $5.94, ROE of 19% and ROTCE of 23%.
•Total net revenue was $49.8 billion, up 10%, reflecting:
–Net interest income ("NII") was $25.4 billion, up 9%, driven by higher Markets net interest income, higher deposit balances, and higher revolving balances in Card Services, partially offset by the impact of lower rates. NII excluding Markets was $23.3 billion, up 3%.
–Noninterest revenue ("NIR") was $24.5 billion, up 11%, driven by higher asset management fees in AWM and CCB, higher investment banking fees, higher Markets noninterest revenue, higher auto operating lease income, and higher Payments fees. These increases were partially offset by the absence of the $588 million First Republic-related gain recorded in the prior year.
•Noninterest expense was $26.9 billion, up 14%, predominantly driven by higher compensation expense, including higher revenue-related compensation and growth in the number of employees, as well as higher brokerage expense and distribution fees, continued investments in marketing, and higher auto lease depreciation. The increase also reflected the absence of an FDIC special assessment accrual release recorded in the prior year.
•The provision for credit losses was $2.5 billion. Net charge-offs were $2.3 billion, down $16 million. The net addition to the allowance for credit losses was $191 million, which included a net addition of $327 million in wholesale and a net reduction of $139 million in consumer.
In the prior year, the provision was $3.3 billion, net charge-offs were $2.3 billion and the net addition to the allowance for credit losses was $973 million.

•The total allowance for credit losses was $31.4 billion at March 31, 2026. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.82%, compared with 1.94% in the prior year.
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
•The Firm’s nonperforming assets totaled $10.0 billion at March 31, 2026, up 10%, driven by:
–higher consumer nonaccrual loans, predominantly due to the impact of the wildfires in California in January 2025, which resulted in forbearance activities starting in the second quarter of 2025, as well as higher loans at fair value in CIB, and
–higher wholesale nonaccrual loans, reflecting net downgrades, predominantly offset by net portfolio activity.
Refer to Consumer Credit Portfolio and Wholesale Credit Portfolio on pages 50-53 and pages 54-62, respectively, for additional information.
•Firmwide average loans of $1.5 trillion were up 11%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.6 trillion were up 7%, reflecting:
–net inflows related to client-driven activities in Payments and Securities Services,
–growth in new accounts in CCB,
–growth in new accounts related to the Firm's international consumer initiatives, and
–growth in both new accounts and balances in existing accounts in AWM.
Refer to Liquidity Risk Management on pages 41-47 for additional information.

Selected capital and other metrics
•CET1 capital was $291 billion, and the Standardized and Advanced CET1 ratios were 14.3% and 14.1%, respectively.
•SLR was 5.6%.
•TBVPS grew 8%, ending the first quarter of 2026 at $108.87.
•As of March 31, 2026, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $941 billion and unencumbered marketable securities with a fair value of approximately $565 billion, resulting in approximately $1.5 trillion of liquidity sources.
Refer to Capital Risk Management and Liquidity Risk Management on pages 33-40 and pages 41-47, respectively, for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the first quarter of 2026.

CCB ROE 32%
•Average deposits up 2% year-over-year ("YoY") and quarter-over-quarter ("QoQ"); client investment assets up 18%
•Average loans up 1% YoY and flat QoQ; Card Services net charge-off rate of 3.47%
•Debit and credit card sales volume(a) up 9%
•Active mobile customers up 7%

CIB ROE 21%
•Investment Banking fees up 28% YoY, up 23% QoQ; #1 ranking for Global Investment Banking fees with 9.8% wallet share in 1Q26
•Markets revenue up 20%, with Fixed Income Markets up 21% and Equity Markets up 17%
•Average Banking & Payments loans up 10% YoY, up 4% QoQ; average client deposits(b) up 13% YoY, up 1% QoQ

AWM ROE 44%	•Assets under management ("AUM") of $4.8 trillion, up 16% •Average loans up 15% YoY, up 3% QoQ; average deposits up 4% YoY, up 3% QoQ
(a)Excludes Commercial Card.
(b)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 17-31 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2026, consisting of approximately:

$855 billion	Total credit provided and capital raised (including loans and commitments)

$72 billion	Credit for consumers

$8 billion	Credit for U.S. small businesses

$750 billion	Credit and capital for corporations and non-U.S. government entities(a)

$25 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On April 13, 2026, Visa commenced an exchange offer expiring on May 8, 2026 for any and all outstanding shares of Visa Class B-1 common stock ("Visa B-1 shares") and Visa Class B-2 common stock ("Visa B-2 shares"). Holders participating in the exchange offer would receive a combination of Visa Class B-3 common stock ("Visa B-3 shares") and Visa Class C common stock ("Visa C shares") in exchange for Visa B-1 shares or Visa B-2 shares that are validly tendered and accepted for exchange by Visa. The Firm has tendered its 18.6 million Visa B-2 shares, and that tender is pending Visa’s acceptance. Upon acceptance by Visa of the Firm’s tender, the Visa C shares received by the Firm would be recognized at fair value, which is expected to result in a gain that may be recorded as early as the second quarter of 2026. Refer to Note 2 for additional information.

Outlook
The statements set forth below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs and expectations of JPMorganChase’s management, speak only as of the date on which they were made, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 79 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9–31 of the 2025 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2026 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorganChase’s outlook for full year 2026 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
The Firm provided the following outlook information on April 14, 2026 in connection with announcing its results for the quarter ended March 31, 2026:
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

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2026 and 2025, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 75-77 of this Form 10-Q and pages 154–157 of JPMorganChase’s 2025 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2026	2025	Change
Investment banking fees	$2,858	$2,178	31%
Principal transactions	7,987	7,614	5
Lending- and deposit-related fees	2,394	2,132	12
Asset management fees	5,515	4,700	17
Commissions and other fees	2,482	2,033	22
Investment securities gains/(losses)	64	(37)	NM
Mortgage fees and related income	309	278	11
Card income	1,190	1,216	(2)
Other income(a)	1,671	1,923	(13)
Noninterest revenue	24,470	22,037	11
Net interest income	25,366	23,273	9
Total net revenue	$49,836	$45,310	10%
(a)Included operating lease income of $1.2 billion and $829 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 5 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher advisory fees largely driven by higher fees from deals in the Diversified Industries and Natural Resource Group sectors, and
•higher equity underwriting fees predominantly driven by higher revenue across all products, partially offset by
•lower debt underwriting fees largely driven by lower non-investment grade loans.
Refer to CIB segment results on pages 22-26 and Note 5 for additional information.
Principal transactions revenue increased, reflecting the net impact in CIB of:
•higher Fixed Income Markets revenue driven by higher revenue in Commodities and Credit, largely offset by lower revenue in Securitized Products and Rates, and
•lower Equity Markets revenue, particularly in Equity Derivatives, predominantly offset by higher revenue in Prime Finance.

Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 22-26 and Note 5 for additional information.
Lending- and deposit-related fees increased, reflecting:
•in CIB, higher cash management fees in Payments as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Refer to CCB and CIB segment results on pages 19-21 and pages 22-26, respectively, and Note 5 for additional information.
Asset management fees increased predominantly driven by higher average market levels and net inflows in AWM and CCB. Refer to CCB and AWM segment results on pages 19-21 and pages 27-29, respectively, and Note 5 for additional information.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher market levels and client activity. Refer to CIB and AWM segment results on pages 22-26 and pages 27-29, respectively, and Note 5 for additional information.
Investment securities was a net gain compared with a net loss in the prior year; these results were associated with repositioning the investment securities portfolio in Treasury and CIO. Refer to Corporate results on pages 30-31 and Note 9 for additional information.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income decreased driven by lower income in CCB, reflecting an increase in amortization related to new account origination costs, predominantly offset by higher annual fees. Net interchange income was relatively flat as the impact of increased debit and credit card sales volume was offset by higher rewards costs and partner payments. Refer to CCB segment results on pages 19-21 and Note 5 for additional information.

Other income decreased, reflecting:
•lower First Republic-related revenue primarily driven by the absence of the $588 million gain recorded in the prior year in Corporate, largely offset by
•higher auto operating lease income in CCB due to growth in volume.
Refer to CCB segment and Corporate results on pages 19-21 and pages 30-31, respectively, for additional information; and Note 5 for additional information on the First Republic acquisition.
Net interest income increased driven by higher Markets net interest income, higher deposit balances, and higher revolving balances in Card Services, partially offset by the impact of lower rates.
The Firm’s average interest-earning assets were $4.1 trillion, up $467 billion, and the yield was 4.83%, down 36 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.50%, a decrease of 8 bps. The net yield excluding Markets was 3.72%, down 8 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on page 169 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for an additional discussion of net yield excluding Markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2026	2025	Change
Consumer, excluding credit card	$13	$204	(94)%
Credit card	2,044	2,382	(14)
Total consumer	2,057	2,586	(20)
Wholesale	447	736	(39)
Investment securities	3	(17)	NM
Total provision for credit losses	$2,507	$3,305	(24)%
Quarterly results
The provision for credit losses was $2.5 billion. Net charge-offs were $2.3 billion and the net addition to the allowance for credit losses was $191 million.
The provision for credit losses included:
•$2.1 billion in consumer, consisting of net charge-offs of $2.2 billion, predominantly driven by Card Services, and a net reduction in the allowance for credit losses of $139 million. The net reduction was predominantly driven by improvements in home prices, and
•$447 million in wholesale, predominantly driven by changes in the credit quality of certain exposures. The net addition to the allowance for credit losses was $327 million and net charge-offs were $120 million.
In the prior year, the provision was $3.3 billion, net charge-offs were $2.3 billion and the net addition to the allowance for credit losses was $973 million.
Refer to CCB, CIB and AWM segment and Corporate results on pages 19-21, pages 22-26, pages 27-29, and pages 30-31, respectively; Allowance for Credit Losses on pages 63-65; Critical Accounting Estimates Used by the Firm on pages 75-77; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended March 31,
	2026	2025	Change
Compensation expense	$15,339	$14,093	9%
Noncompensation expense:
Occupancy	1,447	1,302	11
Technology, communications and equipment(a)	3,021	2,578	17
Professional and outside services	3,483	2,839	23
Marketing	1,604	1,304	23
Other expense	1,956	1,481	32
Total noncompensation expense	11,511	9,504	21
Total noninterest expense	$26,850	$23,597	14%
Certain components of other expense(b)
Legal expense	$223	$121
FDIC-related expense	332	(11)
Operating losses	286	386
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased predominantly driven by:
•higher revenue-related compensation across the LOBs, and
•growth in the number of employees, primarily front office employees.
Noncompensation expense increased, reflecting:
•higher investments in technology across the LOBs and Corporate and in marketing in CCB,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher FDIC-related expense as the prior year included an FDIC special assessment accrual release of $323 million in Corporate,
•higher depreciation expense on higher auto operating lease assets in CCB, and
•higher occupancy expense, reflecting net additions and improvements to the Firm’s properties, including its new headquarters, bank branches and other corporate offices.
Refer to Note 5 for additional information on other expense.

Income tax expense
(in millions)	Three months ended March 31,
	2026	2025	Change
Income before income tax expense	$20,479	$18,408	11%
Income tax expense	3,985	3,765	6
Effective tax rate	19.5%	20.5%
Quarterly results
The effective tax rate decreased predominantly driven by higher tax benefits related to the vesting of employee share-based awards as a result of the higher market price of the Firm's common shares.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2026 and December 31, 2025. Refer to pages 154–157 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	March 31, 2026	December 31, 2025	Change
Assets
Cash and due from banks	$22,039	$21,742	1%
Deposits with banks	290,103	321,596	(10)
Federal funds sold and securities purchased under resale agreements	482,704	336,426	43
Securities borrowed	284,524	286,191	(1)
Trading assets	1,069,335	802,873	33
Available-for-sale securities	549,037	507,198	8
Held-to-maturity securities	272,142	270,134	1
Investment securities, net of allowance for credit losses	821,179	777,332	6
Loans	1,503,520	1,493,429	1
Allowance for loan losses	(25,928)	(25,765)	1
Loans, net of allowance for loan losses	1,477,592	1,467,664	1
Accrued interest and accounts receivable	142,334	111,599	28
Premises and equipment	36,771	36,244	1
Goodwill, MSRs and other intangible assets	64,289	64,458	—
Other assets	209,605	198,775	5
Total assets	$4,900,475	$4,424,900	11%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB and net purchases of investment securities in Treasury and CIO, predominantly offset by the impact of higher deposits across the LOBs.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased due to higher levels of equity and debt instruments in Markets, primarily related to client-driven market-making activities, as well as when compared with seasonally lower levels at year-end. Refer to Notes 2 and 4 for additional information.
Investment securities increased due to:
•higher available-for-sale ("AFS") securities, reflecting net purchases, predominantly U.S. Treasuries, partially offset by maturities and paydowns; and
•higher held to-maturity (“HTM”) securities driven by purchases of U.S. Treasuries, predominantly offset by maturities and paydowns.
Refer to Corporate results on pages 30-31, Investment Portfolio Risk Management on page 66, and Notes 2 and 9 for additional information.
Loans increased, driven by:
•higher wholesale loans in CIB due to higher client demand, and
•higher securities-based lending in AWM due to higher client demand, partially offset by
•a reduction in Card Services due to the impact of seasonality.
The allowance for loan losses increased, reflecting a net addition of $163 million, and consisted of:
•$292 million in wholesale, largely driven by changes in the credit quality of certain exposures, and
•a net reduction of $129 million in consumer, predominantly driven by improvements in home prices.
Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-11 and pages 48-66, respectively, Critical Accounting

Estimates Used by the Firm on pages 75-77, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased predominantly due to client-driven activities in Markets, including prime brokerage.
Premises and equipment: refer to Note 16 for additional information.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2026	December 31, 2025	Change
Liabilities
Deposits	$2,675,520	$2,559,320	5%
Federal funds purchased and securities loaned or sold under repurchase agreements	716,623	442,396	62
Short-term borrowings	68,048	64,776	5
Trading liabilities	247,836	216,019	15
Accounts payable and other liabilities	352,561	316,794	11
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	27,085	27,951	(3)
Long-term debt	448,764	435,206	3
Total liabilities	4,536,437	4,062,462	12
Stockholders’ equity	364,038	362,438	—
Total liabilities and stockholders’ equity	$4,900,475	$4,424,900	11%
Deposits increased, reflecting:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB predominantly driven by growth in new accounts, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, partially offset by migration into other investment products.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities, higher secured financing of trading assets, and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
Refer to Liquidity Risk Management on pages 41-47 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; and Notes 2 and 15 for deposits; and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased predominantly due to client-driven market-making activities, which resulted in higher levels of short positions. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased predominantly due to client-driven activities in Markets, including prime brokerage.
Beneficial interests issued by consolidated VIEs: refer to Liquidity Risk Management on pages 41-47 and Notes 13 and 22 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in Markets due to client demand and net issuances of long-term debt in Treasury and CIO. Refer to Liquidity Risk Management on pages 41-47 for additional information.
Stockholders’ equity increased, reflecting:
•net income,
predominantly offset by
•the impact of capital actions, including net repurchases of common shares and dividend payments on common and preferred stock, and
•higher net unrealized losses in AOCI in Treasury and CIO, driven by the impact of higher interest rates on AFS securities and cash flow hedges, and widening spreads on AFS securities.
Refer to Consolidated statements of changes in stockholders’ equity on page 83, Capital Actions on page 38, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2026 and 2025.

(in millions)	Three months ended March 31,
	2026	2025
Net cash provided by/(used in)
Operating activities	$(211,761)	$(251,839)
Investing activities	(217,769)	(118,076)
Financing activities	400,677	318,059
Effect of exchange rate changes on cash	(2,343)	8,442
Net decrease in cash and due from banks and deposits with banks	$(31,196)	$(43,414)
Operating activities
•In 2026, cash used resulted from higher trading assets, higher accrued interest and accounts receivable and higher other assets, partially offset by higher accounts payable and other liabilities, and higher trading liabilities.
•In 2025, cash used resulted from higher trading assets, higher securities borrowed, higher accrued interest and accounts receivable and lower trading liabilities.
Investing activities
•In 2026, cash used resulted from higher securities purchased under resale agreements, net purchases of investment securities and net originations of loans.
•In 2025, cash used resulted from higher securities purchased under resale agreements, partially offset by net proceeds from investment securities.
Financing activities
•In 2026, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, and net proceeds from long- and short-term borrowings.
•In 2025, cash provided reflected higher securities loaned or sold under repurchase agreements, higher deposits, and net proceeds from long-and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 12-13, Capital Risk Management on pages 33-40, and Liquidity Risk Management on pages 41-47, and the Consolidated Statements of Cash Flows on page 84 of this Form 10-Q, and pages 100–107 of JPMorganChase’s 2025 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 59–61 of JPMorganChase’s 2025 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2026			2025
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,671	$587	$2,258	$1,923	$602	$2,525
Total noninterest revenue	24,470	587	25,057	22,037	602	22,639
Net interest income	25,366	113	25,479	23,273	102	23,375
Total net revenue	49,836	700	50,536	45,310	704	46,014
Total noninterest expense	26,850	NA	26,850	23,597	NA	23,597
Pre-provision profit	22,986	700	23,686	21,713	704	22,417
Provision for credit losses	2,507	NA	2,507	3,305	NA	3,305
Income before income tax expense	20,479	700	21,179	18,408	704	19,112
Income tax expense	3,985	700	4,685	3,765	704	4,469
Net income	$16,494	NA	$16,494	$14,643	NA	$14,643

Overhead ratio	54%	NM	53%	52%	NM	51%
(a)For other income, recognized in CIB, and for net interest income, predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended March 31,
	2026	2025	Change
Net interest income – reported(a)	$25,366	$23,273	9%
Fully taxable-equivalent adjustments	113	102	11
Net interest income – managed basis	$25,479	$23,375	9
Less: Markets net interest income(b)	2,199	785	180
Net interest income excluding Markets	$23,280	$22,590	3

Average interest-earning assets(a)	$4,135,737	$3,668,384	13
Less: Average Markets interest-earning assets(b)	1,599,089	1,255,149	27
Average interest-earning assets excluding Markets	$2,536,648	$2,413,235	5
Net yield on average interest-earning assets – managed basis	2.50%	2.58%
Net yield on average Markets interest-earning assets(b)	0.56	0.25
Net yield on average interest-earning assets excluding Markets	3.72%	3.80%

Noninterest revenue – reported	$24,470	$22,037	11
Fully taxable-equivalent adjustments	587	602	(2)
Noninterest revenue – managed basis	$25,057	$22,639	11
Less: Markets noninterest revenue(b)	9,360	8,878	5
Noninterest revenue excluding Markets	$15,697	$13,761	14

Memo: Total Markets net revenue(b)	$11,559	$9,663	20%
(a)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(b)Refer to page 25 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2026	Dec 31, 2025	Three months ended March 31,
			2026	2025
Common stockholders’ equity	$343,993	$342,393	$341,050	$324,345
Less: Goodwill	52,706	52,731	52,737	52,581
Less: Other intangible assets	2,490	2,560	2,518	2,830
Add: Certain deferred tax liabilities(a)	2,911	2,916	2,915	2,938
Tangible common equity	$291,708	$290,018	$288,710	$271,872

Return on tangible common equity	NA	NA	23%	21%
Tangible book value per share	$108.87	$107.56	NA	NA
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
Foreign exchange risk
Foreign exchange risk is transferred from the LOBs and Other Corporate to Treasury and CIO for certain revenues and expenses. Treasury and CIO manages these risks centrally and reports the impact of foreign exchange rate movements related to the transferred risk in its results. Refer to Market Risk Management on pages 67-73 for additional information.
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 37, and page 96 of JPMorganChase’s 2025 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 62–82 and Note 32 of JPMorganChase’s 2025 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Total net revenue	$19,568	$18,313	7%	$23,379	$19,666	19%	$6,374	$5,731	11%
Total noninterest expense	10,979	9,857	11	11,136	9,842	13	4,167	3,713	12
Pre-provision profit	8,589	8,456	2	12,243	9,824	25	2,207	2,018	9
Provision for credit losses	2,050	2,629	(22)	482	705	(32)	(24)	(10)	(140)
Net income	4,976	4,425	12	9,044	6,942	30	1,775	1,583	12
Return on equity (“ROE”)	32%	31%		21%	18%		44%	39%

Three months ended March 31,	Corporate			Total
(in millions, except ratios)	2026	2025	Change	2026	2025	Change
Total net revenue	$1,215	$2,304	(47)%	$50,536	$46,014	10%
Total noninterest expense	568	185	207	26,850	23,597	14
Pre-provision profit	647	2,119	(69)	23,686	22,417	6
Provision for credit losses	(1)	(19)	95	2,507	3,305	(24)
Net income	699	1,693	(59)	16,494	14,643	13
ROE	NM	NM		19%	18%
Refer to Note 25 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three months ended March 31, 2026 and 2025, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 65–68 of JPMorganChase's 2025 Form 10-K and Line of Business Metrics on page 177 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2026	2025		Change
Revenue
Lending- and deposit-related fees	$947	$839		13%
Asset management fees	1,303	1,093		19
Mortgage fees and related income	303	263		15
Card income	592	653		(9)
All other income(a)	1,685	1,323		27
Noninterest revenue	4,830	4,171		16
Net interest income	14,738	14,142		4
Total net revenue	19,568	18,313		7

Provision for credit losses	2,050	2,629		(22)

Noninterest expense
Compensation expense	4,622	4,375	(e)	6
Noncompensation expense(b)(c)	6,357	5,482	(e)	16
Total noninterest expense	10,979	9,857		11
Income before income tax expense	6,539	5,827		12
Income tax expense	1,563	1,402		11
Net income	$4,976	$4,425		12

Revenue by business
Banking & Wealth Management	$10,577	$10,254		3
Home Lending	1,232	1,207		2
Card Services & Auto	7,759	6,852		13

Mortgage fees and related income details:
Production revenue	178	110		62
Net mortgage servicing revenue(d)	125	153		(18)
Mortgage fees and related income	$303	$263		15%

Financial ratios
Return on equity	32%	31%
Overhead ratio	56	54
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $1.2 billion and $824 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Included compensation expense recorded in and allocated from Corporate of $814 million and $789 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
(c)Included depreciation expense on leased assets of $756 million and $499 million for the three months ended March 31, 2026 and 2025, respectively.
(d)Included MSR risk management results of $(15) million and $9 million for the three months ended March 31, 2026 and 2025, respectively.
(e)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.
Quarterly results
Net income was $5.0 billion, up 12%.
Net revenue was $19.6 billion, up 7%.
Net interest income was $14.7 billion, up 4%, reflecting higher Card Services NII, largely driven by higher revolving balances.
Noninterest revenue was $4.8 billion, up 16%, driven by:
•higher auto operating lease income as a result of growth in volume, and
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of higher transaction volume and new accounts, partially offset by
•lower card income, reflecting an increase in amortization related to new account origination costs, predominantly offset by higher annual fees. Net interchange was relatively flat as the impact of increased debit and credit card sales volume was offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on card income, asset management fees and deposit-related fees; and Critical Accounting Estimates on pages 75-77 for additional information on the credit card rewards liability.
Noninterest expense was $11.0 billion, up 11%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in marketing and technology, higher auto lease depreciation on higher auto operating lease assets and higher legal expense, as well as
•higher compensation expense, predominantly for bankers and advisors, including higher revenue-related compensation.
The provision for credit losses was $2.1 billion. Net charge-offs were $2.2 billion, up $41 million, primarily driven by Card Services. The net reduction in the allowance for credit losses was $145 million, predominantly driven by improvements in home prices.

In the prior year, the provision was $2.6 billion, net charge-offs were $2.2 billion and the net addition to the allowance for credit losses was $475 million.
Refer to Credit and Investment Risk Management on pages 48-66 and Allowance for Credit Losses on pages 63-65 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except employees)	2026	2025		Change
Selected balance sheet data (period-end)
Total assets	$656,051	$636,105		3%
Loans:
Banking & Wealth Management	32,992	33,098		—
Home Lending(a)	238,571	241,427		(1)
Card Services	239,065	223,517		7
Auto	70,958	72,116		(2)
Total loans	581,586	570,158		2
Deposits	1,112,078	1,080,138		3
Equity	61,500	56,000		10
Selected balance sheet data (average)
Total assets	$655,977	$639,664		3
Loans:
Banking & Wealth Management	33,038	33,160		—
Home Lending(b)	240,429	244,282		(2)
Card Services	239,153	224,493		7
Auto	70,208	72,462		(3)
Total loans	582,828	574,397		1
Deposits	1,075,951	1,053,677		2
Equity	61,500	56,000		10

Employees	143,869	143,778	(c)	—%
(a)At March 31, 2026 and 2025, Home Lending loans held-for-sale and loans at fair value were $11.3 billion and $6.4 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $11.8 billion and $7.5 billion for the three months ended March 31, 2026 and 2025, respectively.
(c)Refer to footnote (e) on page 19 for further information concerning the centralization of Risk functions.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2026	2025	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,493	$3,266	7%
Net charge-offs/(recoveries)
Banking & Wealth Management	85	97	(12)
Home Lending	(15)	(26)	42
Card Services	2,044	1,983	3
Auto	81	100	(19)
Total net charge-offs/(recoveries)	$2,195	$2,154	2

Net charge-off/(recovery) rate
Banking & Wealth Management	1.04%	1.19%
Home Lending	(0.03)	(0.04)
Card Services	3.47	3.58
Auto	0.47	0.56
Total net charge-off/(recovery) rate	1.56%	1.54%

30+ day delinquency rate
Home Lending(b)	0.88%	1.04%
Card Services	2.17	2.21
Auto	1.09	1.20

90+ day delinquency rate - Card Services	1.15%	1.16%

Allowance for credit losses:
Allowance for loan losses
Banking & Wealth Management	$765	$794	(4)
Home Lending	507	557	(9)
Card Services	15,563	15,008	4
Auto	587	637	(8)
Total allowance for loan losses	$17,422	$16,996	3
Allowance for lending-related commitments	$2,280 (c)	$81	NM
Total allowance for credit losses	$19,702	$17,077	15%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $68 million and $81 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At March 31, 2026 and 2025, excluded mortgage loans insured by U.S. government agencies of $92 million and $114 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Included $2.2 billion associated with the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2026	2025	Change
Business Metrics
Number of branches	5,095	4,972	2%
Active digital customers (in thousands)	76,246	72,480	5
Active mobile customers (in thousands)	62,960	59,036	7
Debit and credit card sales volume	$487.6	$448.7	9
Total payments transaction volume (in trillions)	1.8	1.6	13

Banking & Wealth Management
Average deposits	$1,059.5	$1,039.0	2
Deposit margin	2.63%	2.69%
Business Banking average loans	$18.6	$19.5	(5)
Business banking origination volume	0.7	0.8	(10)
Client investment assets(a)	1,272.2	1,079.8	18
Number of client advisors	6,243	5,860	7

Home Lending
Mortgage origination volume by channel
Retail	$8.7	$5.5	58
Correspondent	5.0	3.9	28
Total mortgage origination volume(b)	$13.7	$9.4	46

Third-party mortgage loans serviced (period-end)	$656.4	$661.6	(1)
MSR carrying value (period-end)	9.1	9.1	—

Card Services
Sales volume, excluding commercial card	$337.6	$310.6	9
Net revenue rate	10.78%	10.38%
Net yield on average loans	10.85	10.31

Auto
Loan and lease origination volume	$10.4	$10.7	(3)
Average auto operating lease assets	20.4	13.6	50%
(a)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 27-29 for additional information.
(b)Firmwide mortgage origination volume was $16.6 billion and $11.2 billion for the three months ended March 31, 2026 and 2025, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 69–75 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 177 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2026	2025		Change
Revenue
Investment banking fees	$2,883	$2,248		28%
Principal transactions	7,897	7,608		4
Lending- and deposit-related fees	1,394	1,230		13
Commissions and other fees	1,714	1,437		19
Card income	585	551		6
All other income	917	748		23
Noninterest revenue	15,390	13,822		11
Net interest income	7,989	5,844		37
Total net revenue(a)	23,379	19,666		19
Provision for credit losses	482	705		(32)

Noninterest expense
Compensation expense	5,740	5,127	(c)	12
Noncompensation expense(b)	5,396	4,715	(c)	14
Total noninterest expense	11,136	9,842		13
Income before income tax expense	11,761	9,119		29
Income tax expense	2,717	2,177		25
Net income	$9,044	$6,942		30%
Financial ratios
Return on equity	21%	18%
Overhead ratio	48	50
Compensation expense as percentage of total net revenue	25	26	(c)
(a)Included taxable-equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $646 million and $658 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Included compensation expense recorded in and allocated from Corporate of $1.2 billion for each of the three months ended March 31, 2026 and 2025. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
(c)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.

Selected income statement data
	Three months ended March 31,
(in millions)	2026	2025	Change
Revenue by business
Investment Banking	$3,136	$2,268	38%
Payments	5,123	4,565	12
Lending	2,166	1,915	13
Other	—	6	NM
Total Banking & Payments	10,425	8,754	19
Fixed Income Markets	7,078	5,849	21
Equity Markets	4,481	3,814	17
Securities Services	1,499	1,269	18
Credit Adjustments & Other(a)	(104)	(20)	(420)
Total Markets & Securities Services	12,954	10,912	19
Total net revenue	$23,379	$19,666	19%
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

Selected income statement data
	Three months ended March 31,
(in millions)	2026	2025	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking	$7,265	$5,929	23%
Commercial Banking	3,160	2,825	12
Commercial & Specialized Industries	2,280	1,956	17
Commercial Real Estate Banking	880	869	1
Total Banking & Payments revenue	$10,425	$8,754	19%
(a)Refer to Line of Business Metrics on page 177 for a description of each of the client coverage segments.

Quarterly results
Net income was $9.0 billion, up 30%.
Net revenue was $23.4 billion, up 19%.
Banking & Payments revenue was $10.4 billion, up 19%.
•Investment Banking revenue was $3.1 billion, up 38%. Investment Banking fees were up 28%, driven by higher advisory and equity underwriting fees, partially offset by lower debt underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $1.3 billion, up 82%, largely driven by higher fees from deals in the Diversified Industries and Natural Resource Group sectors.
–Equity underwriting fees were $472 million, up 46%, predominantly driven by higher revenue across all products.
–Debt underwriting fees were $1.1 billion, down 7%, largely driven by lower non-investment grade loans.
•Payments revenue was $5.1 billion, up 12%, predominantly driven by higher average deposits and fee growth.
•Lending revenue was $2.2 billion, up 13%, largely driven by fair value gains on credit protection purchased against certain retained loans and lending-related commitments, compared to losses in the prior year, and higher loan balances.
Markets & Securities Services revenue was $13.0 billion, up 19%. Markets revenue was $11.6 billion, up 20%.
•Fixed Income Markets revenue was $7.1 billion, up 21%, driven by higher revenue on strong client activity in Commodities, Credit and Currencies & Emerging Markets, as well as strong results in Securitized Products, partially offset by lower revenue in Rates.
•Equity Markets revenue was $4.5 billion, up 17%, predominantly due to increased client activity.
•Securities Services revenue was $1.5 billion, up 18%, predominantly driven by fee growth on higher market levels and client activity, as well as higher average deposits.
•Credit Adjustments & Other was a loss of $104 million, compared with a loss of $20 million in the prior year.

Noninterest expense was $11.1 billion, up 13%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage expense.
The provision for credit losses was $482 million, largely driven by changes in the credit quality of certain exposures. The net addition to the allowance for credit losses was $362 million and net charge-offs were $120 million.
In the prior year, the provision was $705 million, the net addition to the allowance for credit losses was $528 million and net charge-offs were $177 million.
Refer to Credit and Investment Risk Management on pages 48-66, Allowance for Credit Losses on pages 63-65, and Critical Accounting Estimates on pages 75-77 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
(in millions, except employees)	As of or for the three months ended March 31,
	2026	2025		Change
Selected balance sheet data (period-end)
Total assets	$2,626,846	$2,174,123		21%
Loans:
Loans retained	576,917	497,657		16
Loans held-for-sale and loans at fair value(a)	67,022	48,201		39
Total loans	643,939	545,858		18
Equity	166,500	149,500		11

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$158,989	$121,776		31
Commercial Banking	224,253	219,220		2
Commercial & Specialized Industries	77,425	74,334		4
Commercial Real Estate Banking	146,828	144,886		1
Total Banking & Payments loans	383,242	340,996		12

Selected balance sheet data (average)
Total assets	$2,497,393	$2,045,105		22
Trading assets-debt and equity instruments	874,262	685,039		28
Trading assets-derivative receivables	67,591	58,987		15
Loans:
Loans retained	$558,751	$482,304		16
Loans held-for-sale and loans at fair value(a)	73,588	46,422		59
Total loans	$632,339	$528,726		20
Deposits	1,234,295	1,106,158		12
Equity	166,500	149,500		11

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$151,120	$121,387		24
Commercial Banking	222,897	218,560		2
Commercial & Specialized Industries	76,610	73,629		4
Commercial Real Estate Banking	146,287	144,931		1
Total Banking & Payments loans	$374,017	$339,947		10

Employees	91,493	89,415	(c)	2%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 177 for a description of each of the client coverage segments.
(c)Refer to footnote (c) on page 22 for further information concerning the centralization of Risk functions.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2026	2025	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$120	$177	(32)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,855	$3,413	13
Nonaccrual loans held-for-sale and loans at fair value(b)	1,192	1,255	(5)
Total nonaccrual loans	5,047	4,668	8
Derivative receivables	174	169	3
Assets acquired in loan satisfactions	176	211	(17)
Total nonperforming assets	$5,397	$5,048	7
Allowance for credit losses:
Allowance for loan losses	$7,947	$7,680	3
Allowance for lending-related commitments	2,777	2,113	31
Total allowance for credit losses	$10,724	$9,793	10%
Net charge-off/(recovery) rate(c)	0.09%	0.15%
Allowance for loan losses to period-end loans retained	1.38	1.54
Allowance for loan losses to nonaccrual loans retained(a)	206	225
Nonaccrual loans to total period-end loans	0.78%	0.86%
(a)Allowance for loan losses of $740 million and $566 million were held against these nonaccrual loans at March 31, 2026 and 2025, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $183 million and $36 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended March 31,
(in millions)	2026	2025	Change
Advisory	$1,266	$694	82%
Equity underwriting	472	324	46
Debt underwriting(a)	1,145	1,230	(7)
Total investment banking fees	$2,883	$2,248	28%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2025
	2026		2025
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	10.9%	# 2	7.6%	# 2	8.1%
U.S.	2	11.4	3	7.7	2	8.6
Equity and equity-related(c)
Global	1	9.0	1	10.5	1	9.4
U.S.	1	11.4	1	12.8	1	12.5
Long-term debt(d)
Global	1	7.8	1	7.5	1	7.1
U.S.	1	11.0	1	10.2	1	10.2
Loan syndications
Global	1	12.7	1	11.6	2	10.0
U.S.	1	13.8	1	13.2	2	11.4
Global investment banking fees(e)	# 1	9.8%	# 1	8.5%	# 1	8.2%
(a)Source: Dealogic as of April 1, 2026. Reflects the ranking of revenue wallet and market share.
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
Markets revenue
The following table summarizes selected income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets generally occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 73 of JPMorganChase’s 2025 Form 10-K for further information.
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2026			2025
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,808	$4,035	$7,843	$3,422	$4,174	$7,596
Lending- and deposit-related fees	100	53	153	110	33	143
Commissions and other fees	169	807	976	161	606	767
All other income	433	(45)	388	383	(11)	372
Noninterest revenue	4,510	4,850	9,360	4,076	4,802	8,878
Net interest income	2,568	(369)	2,199	1,773	(988)	785
Total net revenue	$7,078	$4,481	$11,559	$5,849	$3,814	$9,663

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2026	2025	Change
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$18,687	$16,943	10%
Equity	17,319	14,615	19
Other(a)	4,899	4,120	19
Total AUC	$40,905	$35,678	15
Client deposits and other third-party liabilities (average)(b)	$1,167,128	$1,034,382	13%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended March 31,
	2026	2025	Change
Total net revenue(a)
Europe/Middle East/Africa	$5,254	$4,542	16%
Asia-Pacific	3,665	2,619	40
Latin America/Caribbean	836	545	53
Total international net revenue	9,755	7,706	27
North America	13,624	11,960	14
Total net revenue	$23,379	$19,666	19

Loans retained (period-end)(a)
Europe/Middle East/Africa	$61,634	$48,681	27
Asia-Pacific	22,360	17,231	30
Latin America/Caribbean	12,356	10,401	19
Total international loans	96,350	76,313	26
North America	480,567	421,344	14
Total loans retained	$576,917	$497,657	16

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$305,949	$281,119	9
Asia-Pacific	165,266	152,609	8
Latin America/Caribbean	53,545	44,037	22
Total international	$524,760	$477,765	10
North America	642,368	556,617	15
Total client deposits and other third-party liabilities	$1,167,128	$1,034,382	13

AUC (period-end)(b) (in billions)
North America	$27,522	$23,753	16
All other regions	13,383	11,925	12
Total AUC	$40,905	$35,678	15%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 76–79 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 178 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2026	2025		Change
Revenue
Asset management fees	$4,125	$3,595		15%
Commissions and other fees	369	273		35
All other income	154	125		23
Noninterest revenue	4,648	3,993		16
Net interest income	1,726	1,738		(1)
Total net revenue	6,374	5,731		11

Provision for credit losses	(24)	(10)		(140)

Noninterest expense
Compensation expense	2,339	2,067	(b)	13
Noncompensation expense(a)	1,828	1,646	(b)	11
Total noninterest expense	4,167	3,713		12

Income before income tax expense	2,231	2,028		10
Income tax expense	456	445		2
Net income	$1,775	$1,583		12

Revenue by line of business
Asset Management	$3,072	$2,671		15
Global Private Bank	3,302	3,060		8
Total net revenue	$6,374	$5,731		11%

Financial ratios
Return on equity	44%	39%
Overhead ratio	65	65
Pre-tax margin ratio:
Asset Management	34	32
Global Private Bank	36	38
Asset & Wealth Management	35	35
(a)Included compensation expense recorded in and allocated from Corporate of $300 million and $269 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
(b)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.
Quarterly results
Net income was $1.8 billion, up 12%.
Net revenue was $6.4 billion, up 11%. Net interest income was $1.7 billion, down 1%. Noninterest revenue was $4.6 billion, up 16%.
Revenue from Asset Management was $3.1 billion, up 15%, predominantly driven by higher asset management fees, reflecting higher average market levels and strong net inflows.
Revenue from Global Private Bank was $3.3 billion, up 8%, driven by:
•higher noninterest revenue, reflecting higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, partially offset by
•lower net interest income driven by narrower spreads on loans and deposit margin compression, which were offset by higher average loans and deposits.
Noninterest expense was $4.2 billion, up 12%, largely driven by higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, ratios and employees)	2026	2025		Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	61%	67%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	48	71
3 years	63	73
5 years	73	73

Selected balance sheet data (period-end)(c)
Total assets	$299,179	$258,354		16%
Loans	274,902	237,201		16
Deposits	266,745	250,219		7
Equity	16,000	16,000		—

Selected balance sheet data (average)(c)
Total assets	$291,058	$253,372		15
Loans	267,986	233,937		15
Deposits	253,706	244,107		4
Equity	16,000	16,000		—

Employees	29,357	28,916	(d)	2

Number of Global Private Bank client advisors	4,110	3,781		9

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$1	$1		—
Nonaccrual loans	1,035	675		53
Allowance for credit losses:
Allowance for loan losses	$520	$530		(2)
Allowance for lending-related commitments	33	33		—
Total allowance for credit losses	$553	$563		(2)%
Net charge-off/(recovery) rate	—%	—%
Allowance for loan losses to period-end loans	0.19	0.22
Allowance for loan losses to nonaccrual loans	50	93
Nonaccrual loans to period-end loans	0.38	0.28
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
(d)Refer to footnote (b) on page 27 for further information concerning the centralization of Risk functions.
Client assets
Assets under management were $4.8 trillion, up 16%, and client assets were $7.1 trillion, up 18%. These increases were driven by higher market levels and continued net inflows.

	As of March 31,
(in billions)	2026	2025	Change
Assets by asset class
Liquidity	$1,297	$1,120	16%
Fixed income	1,014	879	15
Equity	1,360	1,128	21
Multi-asset	880	764	15
Alternatives	238	222	7
Total assets under management	4,789	4,113	16
Custody/brokerage/administration/deposits	2,314	1,889	22
Total client assets(a)	$7,103	$6,002	18

Assets by client segment
Private Banking	$1,440	$1,201	20
Global Institutional	1,964	1,705	15
Global Funds	1,385	1,207	15
Total assets under management	$4,789	$4,113	16

Private Banking	$3,549	$2,949	20
Global Institutional	2,145	1,828	17
Global Funds	1,409	1,225	15
Total client assets(a)	$7,103	$6,002	18%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended March 31,
(in billions)	2026	2025
Assets under management rollforward
Beginning balance	$4,791	$4,045
Net asset flows:
Liquidity	13	36
Fixed income	20	11
Equity	18	37
Multi-asset	10	3
Alternatives	6	3
Market/performance/other impacts	(69)	(22)
Ending balance, March 31	$4,789	$4,113

Client assets rollforward
Beginning balance	$7,118	$5,932
Net asset flows	111	120
Market/performance/other impacts	(126)	(50)
Ending balance, March 31	$7,103	$6,002

Selected Metrics
	As of March 31,
	2026	2025	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$4,516	$3,791	19%
Number of client advisors	10,353	9,641	7

Stock Plan Administration
Number of stock plan participants (in thousands)	1,883	1,500	26
Client assets (in billions)	$383	$281	36%
(a)Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

International Metrics
	Three months ended March 31,
(in millions)	2026	2025	Change
Total net revenue(a)
Europe/Middle East/Africa	$1,015	$922	10%
Asia-Pacific	731	550	33
Latin America/Caribbean	355	286	24
Total international net revenue	2,101	1,758	20
North America	4,273	3,973	8
Total net revenue(a)	$6,374	$5,731	11%
(a)Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2026	2025	Change
Assets under management
Europe/Middle East/Africa	$717	$616	16%
Asia-Pacific	383	321	19
Latin America/Caribbean	127	110	15
Total international assets under management	1,227	1,047	17
North America	3,562	3,066	16
Total assets under management	$4,789	$4,113	16

Client assets
Europe/Middle East/Africa	$1,037	$867	20
Asia-Pacific	616	509	21
Latin America/Caribbean	312	259	20
Total international client assets	1,965	1,635	20
North America	5,138	4,367	18
Total client assets	$7,103	$6,002	18%

CORPORATE
Refer to pages 80–82 of JPMorganChase’s 2025 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except employees)	2026	2025		Change
Revenue
Principal transactions	$(31)	$(87)		64%
Investment securities gains/(losses)	60	(37)		NM
All other income	160	777		(79)
Noninterest revenue	189	653		(71)
Net interest income	1,026	1,651		(38)
Total net revenue(a)	1,215	2,304		(47)
Provision for credit losses	(1)	(19)		95
Noninterest expense	568	185	(c)(d)	207
Income before income tax expense	648	2,138		(70)
Income tax expense/(benefit)	(51)	445		NM
Net income	$699	$1,693		(59)
Total net revenue
Treasury and CIO	$1,337	$1,564		(15)
Other Corporate	(122)	740		NM
Total net revenue	$1,215	$2,304		(47)
Net income
Treasury and CIO	$842	$1,158		(27)
Other Corporate	(143)	535	(d)	NM
Total net income	$699	$1,693		(59)
Total assets (period-end)	$1,318,399	$1,289,274		2
Loans (period-end)	3,093	2,478		25
Deposits (period-end)(b)	41,173	25,064		64
Employees	55,360	56,368	(c)	(2)%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $44 million and $36 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.
(d)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025.
Quarterly results
Net income was $699 million, compared with $1.7 billion in the prior year.
Net revenue was $1.2 billion, compared with $2.3 billion in the prior year.
Net interest income was $1.0 billion, down $625 million, predominantly driven by the impact of lower rates.
Noninterest revenue was $189 million, compared with $653 million in the prior year, reflecting lower First Republic-related revenue, primarily driven by the absence of the $588 million First Republic-related gain in the prior year.
Refer to Note 5 for additional information on the First Republic acquisition, and Notes 9 and 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $568 million, compared with $185 million in the prior year, predominantly due to the absence of an FDIC special assessment accrual release in the prior year.
Income tax benefit was $51 million, compared with $445 million expense in the prior year, driven by the changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Other Corporate includes the Strategic Investment Group within the Firm’s Security and Resiliency Initiative, as well as the Firm's international consumer initiatives, which primarily consist of Chase U.K., J.P. Morgan Personal Investing and an ownership stake in C6 Bank.
The deposits within Corporate relate to the Firm’s international consumer initiatives and have increased as a result of growth in new accounts.

Treasury and CIO overview
At March 31, 2026, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 41-47 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 67-73 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2026	2025	Change
Investment securities gains/(losses)	$60	$(37)	NM
Available-for-sale securities (average)(a)	$529,500	$391,997	35%
Held-to-maturity securities (average)(a)	269,482	269,906	—
Investment securities portfolio (average)	$798,982	$661,903	21
Available-for-sale securities (period-end)(a)	$545,706	$396,316	38
Held-to-maturity securities (period-end)(a)	272,142	265,084	3
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$817,848	$661,400	24%
(a)During 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information concerning transfers from AFS to HTM securities.
(b)As of March 31, 2026 and 2025, the allowance for credit losses on investment securities was $73 million and $85 million, respectively.

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
The Firm follows a disciplined and balanced compensation framework with strong internal governance and independent oversight by the Board of Directors. The impact of risk and control issues is carefully considered in the Firm’s performance evaluation and incentive compensation processes.
Risk governance framework
The Firm’s risk governance framework involves understanding drivers of risks, types of risks, and impacts of risks.
Refer to pages 83–87 of JPMorganChase’s 2025 Form 10-K for a further discussion of Firmwide risk management governance and oversight.
Risk governance and oversight functions
The following sections of this Form 10-Q and the 2025 Form 10-K discuss the risk governance and oversight functions in place to oversee the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		88
Capital Risk	33-40	89-99
Liquidity Risk	41-47	100-107
Reputation Risk		108
Consumer Credit Risk	50-53	112–117
Wholesale Credit Risk	54-62	118-128
Investment Portfolio Risk	66	132
Market Risk	67-73	133-142
Country Risk	74	143-144
Climate Risk		145
Operational Risk		146-149
Compliance Risk		150
Conduct Risk		151
Legal Risk		152
Estimations and Model Risk		153

CAPITAL RISK MANAGEMENT
Capital risk is the risk that the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 89–99 of JPMorganChase’s 2025 Form 10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s capital risk management.
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
At March 31, 2026, the Advanced risk-based ratios were more binding on the Firm than the Standardized risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs. Refer to page 37 of this Form 10-Q and page 96 of JPMorganChase's 2025 Form 10-K for additional information on SLR.
Key Regulatory Developments
U.S. Basel III Finalization and GSIB Surcharge
In March 2026, the Federal Reserve, the OCC and the FDIC (collectively, “the Agencies”) released a proposal to amend the risk-based capital framework entitled "Regulatory capital rule: Category I and II Banking Organizations, Banking Organizations with Significant Trading Activity, and Optional Adoption for Other Banking Organizations," which is referred to in this Form 10-Q as the “U.S. Basel III Re-Proposal.” This proposal reflects changes from the amendments to the risk-based capital framework previously proposed by the Agencies, including replacement of the current dual calculation of Advanced and Standardized RWA with a single calculation based on the expanded risk-based approach (which, among other changes, would not permit the use of internal models for the calculation of RWA, other than for Market risk) as well as a new Operational Risk RWA component. Based on the Firm's understanding of the U.S. Basel III Re-Proposal, as applied to its positions as of December 31, 2025, the estimated impact would be an increase to the Firm's required CET1 capital of approximately 6%.
The Agencies also released a concurrent proposal, “Regulatory Capital Rule: Risk-Based Capital Surcharges for Global Systemically Important Bank Holding Companies; Systemic Risk Report (FR Y-15),” which would amend the calculation of the surcharge for Global Systemically Important Banks (“GSIB”) and which is referred to in this Form 10-Q as the “GSIB Surcharge Re-Proposal.” If adopted as proposed, the amendments reflected in the GSIB Surcharge Re-Proposal would require the Firm to assess its GSIB surcharge on an annual basis, calculated using an average of the underlying measures throughout the calendar year, with daily averaging required for certain measures. The increments in which the GSIB surcharge is assessed would be reduced from 50 basis points to 10 basis points. The GSIB Surcharge Re-Proposal includes an annual adjustment for the relative weights assigned to each indicator based on an average of the growth in nominal GDP, and applies a set weight for Short-Term Wholesale Funding rather than its current weighting relative to average RWA. Under the rules currently in effect, the Firm's GSIB surcharge, calculated as of December 31, 2025, would be 5.5% with an effective date of January 1, 2028. If the GSIB Surcharge Re-Proposal were to be adopted as proposed, the Firm estimates that the 5.5% GSIB surcharge would be reduced to 5.2%.
The Firm expects that the changes in requirements reflected in the U.S. Basel III Re-Proposal and the GSIB Surcharge Re-Proposal, taken together, would result in an increase in the Firm’s required CET1 capital of approximately 4% as compared to the CET1 capital requirement that, under current rules, would become effective on January 1, 2028. The estimates do not reflect any actions that the Firm could take to mitigate these impacts.
Comments on the proposals are due by June 18, 2026.

Enhanced SLR Final Rule
On January 1, 2026, the Firm early adopted the enhanced Supplementary Leverage Ratio (“eSLR”) final rule. The final rule amended the eSLR requirements for GSIB BHCs and their insured depository institution (“IDI”) subsidiaries by revising the previous static leverage buffers at the BHC and IDI levels to 50% of the BHC’s U.S. Method 1 GSIB Surcharge, which is referred to as the “eSLR buffer.” For IDI subsidiaries, the eSLR buffer is capped at 1%. In addition, the rule made corresponding adjustments to the leverage-based total loss-absorbing capacity (“TLAC”) and eligible long-term debt (“eligible LTD”) requirements by replacing the former TLAC leverage buffer with the eSLR buffer and replacing the former static leverage-based eligible LTD requirement with a requirement of 2.5% plus the eSLR buffer. Further, the rule removed the eSLR threshold for an IDI subsidiary of a U.S. GSIB to be considered “well capitalized” under the prompt corrective action framework and instead applied the eSLR as a capital buffer requirement.
Refer to page 92 of JPMorganChase's 2025 Form 10-K for information on the U.S. Method 1 GSIB Surcharge.
Enhanced Transparency and Public Accountability of the Supervisory Stress Test
In October 2025, the Federal Reserve issued proposals to enhance the transparency and public accountability of its annual stress test. The proposals would require the Federal Reserve to publish for public comment comprehensive documentation concerning the supervisory stress test models and annual stress test scenarios, including the scenarios for the upcoming 2026 stress test. The proposals also introduce an enhanced disclosure process under which material changes to stress test models and scenarios would be subject to public comment prior to implementation. Based on the Federal Reserve’s analysis, the proposed changes to the stress test models and scenarios are not expected to change materially the Stress Capital Buffer (“SCB”) for firms, such as JPMorganChase, that are subject to the supervisory stress test. In February 2026, the Federal Reserve released the final 2026 supervisory stress test scenarios, while announcing that SCB requirements for large banks, including the Firm, will remain at current levels through September 30, 2027 with new requirements to be calculated in 2027 based on revised models that incorporate public feedback.
Refer to page 91 of JPMorganChase's 2025 Form 10-K for information on other Key Regulatory Developments.

Selected capital and RWA data
The following tables present the Firm’s risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 89–99 of JPMorganChase’s 2025 Form 10-K for a further discussion of these capital metrics. Refer to Note 21 for JPMorgan Chase Bank, N.A.’s risk-based and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	March 31, 2026	December 31, 2025	Capital ratio requirements(a)	March 31, 2026		December 31, 2025		Capital ratio requirements(a)
Risk-based capital metrics:
CET1 capital	$291,152	$288,469		$291,152		$288,469
Tier 1 capital	310,317	307,630		310,317		307,630
Total capital	349,931	343,843		334,355		328,962	(c)
Risk-weighted assets	2,039,324	1,981,692		2,061,341	(b)	2,045,249	(b)(c)
CET1 capital ratio	14.3%	14.6%	11.5%	14.1%		14.1%		11.5%
Tier 1 capital ratio	15.2	15.5	13.0	15.1		15.0		13.0
Total capital ratio	17.2	17.4	15.0	16.2		16.1		15.0
(a)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.
(b)As of March 31, 2026, the impact to the RWA for the Apple Card transaction was approximately $30 billion, which reflects the completion of the necessary modeling steps, as compared to the impact of approximately $110 billion as of December 31, 2025. Refer to Capital Risk Management on pages 89–99 of JPMorganChase's 2025 Form 10-K for additional information.
(c)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules. Refer to page 94 and Note 34 of JPMorganChase’s 2025 Form 10-K for additional information on the First Republic acquisition.

Three months ended (in millions, except ratios)	March 31, 2026	December 31, 2025	Capital ratio requirements(b)
Leverage-based capital metrics:
Adjusted average assets(a)	$4,702,980	$4,472,394
Tier 1 leverage ratio	6.6%	6.9%	4.0%
Total leverage exposure	$5,576,930	$5,302,001
SLR	5.6%	5.8%	4.3%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the quarter ended March 31, 2026. The current requirement reflects the eSLR final rule which the Firm early adopted effective January 1, 2026. For the year ended December 31, 2025, the SLR requirement was 5.0%. Refer to Key Regulatory Developments on pages 33-34 and Note 21 for additional information related to the eSLR final rule.

Capital components
The following table presents reconciliations of total stockholders’ equity to CET1 capital, Tier 1 capital and Total capital as of March 31, 2026 and December 31, 2025.

(in millions)	March 31, 2026	December 31, 2025
Total stockholders’ equity	$364,038	$362,438
Less: Preferred stock	20,045	20,045
Common stockholders’ equity	343,993	342,393
Add:
Certain deferred tax liabilities(a)	2,911	2,916
Other CET1 capital adjustments(b)	864	(198)
Less:
Goodwill(c)	54,126	54,082
Other intangible assets	2,490	2,560
Standardized/Advanced CET1 capital	$291,152	$288,469
Add: Preferred stock	20,045	20,045
Less: Other Tier 1 adjustments	880	884
Standardized/Advanced Tier 1 capital	$310,317	$307,630
Long-term debt and other instruments qualifying as Tier 2 capital	$16,471	$13,539
Qualifying allowance for credit losses(d)	24,202	23,733
Other	(1,059)	(1,059)
Standardized Tier 2 capital	$39,614	$36,213
Standardized Total capital	$349,931	$343,843
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(15,576)	(14,881)
Advanced Tier 2 capital	$24,038	$21,332
Advanced Total capital	$334,355	$328,962
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of March 31, 2026 and December 31, 2025, included a net reduction for certain deferred tax assets related to tax attribute carryforwards of $556 million and $1.8 billion, respectively, and a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $2.5 billion and $2.6 billion, respectively.
(c)Goodwill deducted from capital includes goodwill associated with equity method investments in nonconsolidated financial institutions based on regulatory requirements. Refer to page 66 for additional information on principal investment risk.
(d)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA with any excess deducted from RWA.
(e)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA with any excess deducted from RWA.
(f)As of December 31, 2025, included an incremental $468 million allowance for credit losses, on certain assets associated with First Republic to which the Standardized approach was applied, as permitted by the transition provisions in the U.S. capital rules.

Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2026.

Three months ended March 31, (in millions)	2026
Standardized/Advanced CET1 capital at December 31, 2025	$288,469
Net income applicable to common equity	16,218
Dividends declared on common stock	(4,067)
Net purchase of treasury stock	(7,125)
Changes in additional paid-in capital	(1,027)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	(2,401)
Translation adjustments, net of hedges(a)	(167)
Fair value hedges	41
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	4
Changes related to other CET1 capital adjustments(b)	1,207
Change in Standardized/Advanced CET1 capital	2,683
Standardized/Advanced CET1 capital at March 31, 2026	$291,152
Standardized/Advanced Tier 1 capital at December 31, 2025	$307,630
Change in CET1 capital	2,683
Net redemptions of noncumulative perpetual preferred stock	—
Other	4
Change in Standardized/Advanced Tier 1 capital	2,687
Standardized/Advanced Tier 1 capital at March 31, 2026	$310,317
Standardized Tier 2 capital at December 31, 2025	$36,213
Change in long-term debt and other instruments qualifying as Tier 2(c)	2,932
Change in qualifying allowance for credit losses	469
Other	—
Change in Standardized Tier 2 capital	3,401
Standardized Tier 2 capital at March 31, 2026	$39,614
Standardized Total capital at March 31, 2026	$349,931
Advanced Tier 2 capital at December 31, 2025	$21,332
Change in long-term debt and other instruments qualifying as Tier 2(c)	2,932
Change in qualifying allowance for credit losses(d)	(226)
Other	—
Change in Advanced Tier 2 capital	2,706
Advanced Tier 2 capital at March 31, 2026	$24,038
Advanced Total capital at March 31, 2026	$334,355
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes deductions for certain deferred tax assets related to tax attribute carryforwards.
(c)Includes the issuance of $3.0 billion of subordinated notes due 2037. Refer to Long-term funding on page 46 of this Form 10-Q and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s subordinated debt.
(d)As of December 31, 2025, included an incremental $468 million allowance for credit losses, on certain assets associated with First Republic to which the Standardized approach was applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Standardized and Advanced approaches for the three months ended March 31, 2026. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2026 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2025	$1,889,409	$92,283	$1,981,692	$1,493,805	$92,998	$458,446	$2,045,249
Model & data changes(a)	(730)	—	(730)	(61,411)	—	—	(61,411)
Movement in portfolio levels(b)	38,515	19,847	58,362	58,183	19,871	(551)	77,503
Changes in RWA	37,785	19,847	57,632	(3,228)	19,871	(551)	16,092
March 31, 2026	$1,927,194	$112,130	$2,039,324	$1,490,577	$112,869	$457,895	$2,061,341
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes) including the completion of the necessary modeling steps required for the Apple Card transaction and other modeling updates.
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
(c)As of March 31, 2026 and December 31, 2025, the Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $270.1 billion and $268.5 billion, respectively; and the Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $287.5 billion and $223.0 billion, respectively.
(d)As of December 31, 2025, Credit risk RWA reflected approximately $37.4 billion of RWA calculated under the Standardized approach includes certain assets associated with First Republic as permitted by the transition provisions in the U.S. capital rules.
Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 96 of JPMorganChase’s 2025 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	March 31, 2026	December 31, 2025
Tier 1 capital	$310,317	$307,630
Total average assets	4,758,737	4,529,418
Less: Regulatory capital adjustments(a)	55,757	57,024
Total adjusted average assets(b)	4,702,980	4,472,394
Add: Off-balance sheet exposures(c)	873,950	829,607
Total leverage exposure	$5,576,930	$5,302,001
SLR	5.6%	5.8%
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

Line of business and Corporate equity
Each LOB and Corporate is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to Line of business and Corporate equity on page 96 of JPMorganChase’s 2025 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	March 31, 2026	December 31, 2025
Consumer & Community Banking	$61.5	$56.0
Commercial & Investment Bank	166.5	149.5
Asset & Wealth Management	16.0	16.0
Corporate	100.0	120.9
Total common stockholders’ equity	$344.0	$342.4

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On March 17, 2026, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.50 per share, payable on April 30, 2026. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock repurchases
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025. Through June 30, 2025, the Firm was authorized to purchase up to $30 billion of common shares under its previously-approved common share repurchase program that was announced on June 28, 2024.
The following table sets forth the Firm’s repurchases of common stock for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in millions)	2026	2025
Total number of shares of common stock repurchased	27.5	30.0
Aggregate purchase price of common stock repurchases(a)	$8,328	$7,563
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
Refer to Capital actions on page 97 of JPMorganChase’s 2025 Form 10-K for additional information.

Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 179-180 of this Form 10-Q and page 33 of JPMorganChase’s 2025 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $276 million and $255 million for the three months ended March 31, 2026 and 2025, respectively.
Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s preferred stock.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 6, 2026, the Firm submitted its 2026 Capital Plan to the Federal Reserve under the Federal Reserve's Comprehensive Capital Analysis and Review ("CCAR") process. The Firm anticipates that the Federal Reserve will disclose summary information regarding the Firm's stress test results by June 30, 2026. The Firm's current SCB requirement is 2.5% and will remain in effect through September 30, 2027, based on the current rules. The Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, was 11.5% as of March 31, 2026. Refer to Key Regulatory Developments on pages 33-34 for information related to proposed changes to the SCB requirement and stress testing framework.
Refer to Capital planning and stress testing on pages 89–90 of JPMorganChase’s 2025 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD. The current requirements reflect the eSLR final rule which the Firm early adopted effective January 1, 2026. Refer to Key Regulatory Developments on pages 33-34 for additional information related to the eSLR final rule.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of these amounts as a percentage of the Firm’s total RWA and total leverage exposure.

	March 31, 2026		December 31, 2025
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$572.0	$249.8	$563.7	$246.0
% of RWA	27.8%	12.1%	27.6%	12.0%
Regulatory requirements	23.0	10.5	23.0	10.5
Surplus/(shortfall)	$97.9	$33.3	$93.3	$31.2
% of total leverage exposure	10.3%	4.5%	10.6%	4.6%
Regulatory requirements	8.8	3.8	9.5	4.5
Surplus/(shortfall)	$84.1	$40.6	$60.1	$7.4
Refer to Liquidity Risk Management on pages 41-47 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 9–31 of JPMorganChase’s 2025 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.
Refer to Other capital requirements on page 98 of JPMorganChase’s 2025 Form 10-K for additional information on TLAC.

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
The following table presents J.P. Morgan Securities’ net capital.

March 31, 2026
(in millions)	Actual	Minimum
Net capital	$25,604	$7,932
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of March 31, 2026, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

March 31, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$55,261
CET1 capital ratio	15.3%	4.5%
Tier 1 capital ratio	19.5	6.0
Total capital ratio	22.9	8.0
Tier 1 leverage ratio	5.3	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of March 31, 2026 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of March 31, 2026, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

March 31, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$53,160
CET1 capital ratio	17.8%	4.5%
Tier 1 capital ratio	17.8	6.0
Total capital ratio	32.1	8.0
Tier 1 leverage ratio	6.1	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of March 31, 2026 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
Refer to U.S. broker-dealer and Non-U.S. subsidiary regulatory capital on page 99 of JPMorganChase’s 2025 Form 10-K for further information.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its cash and collateral needs as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. For a further discussion of the Firm's liquidity risk management, refer to pages 100–107 of JPMorganChase’s 2025 Form 10-K and to the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2026	December 31, 2025	March 31, 2025
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$258,543	$281,117	$389,423
Eligible securities(b)(c)	683,866	680,862	475,194
Total HQLA(d)	$942,409	$961,979	$864,617
Net cash outflows	$844,905	$868,500	$767,151
LCR	112%	111%	113%
Net excess eligible HQLA(d)	$97,504	$93,479	$97,466
JPMorgan Chase Bank, N.A.:
LCR	120%	115%	124%
Net excess eligible HQLA	$174,733	$138,052	$194,652
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
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2026 increased, compared with the three months ended December 31, 2025, primarily due to higher deposits, increased eligible HQLA investment securities, and long-term debt issuances, largely offset by lending activities and the use of liquidity resources in support of Markets activities in CIB.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2026 decreased, compared with the three months ended March 31, 2025, primarily driven by higher lending and the use of liquidity resources in support of Markets activities in CIB, predominantly offset by higher deposits, increased eligible HQLA investment securities and long-term debt issuances.
Each of the Firm and JPMorgan Chase Bank, N.A.'s average LCR may fluctuate from period to period due to changes in their respective eligible HQLA and estimated net cash outflows as a result of ongoing business activity and from the impacts of Federal Reserve actions as well as other factors.
Refer to pages 101-102 of JPMorganChase’s 2025 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
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

Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $565 billion and $548 billion as of March 31, 2026 and December 31, 2025, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The increase compared to December 31, 2025 was driven by an increase in securities from Markets activities in CIB, largely offset by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A. and reductions in unencumbered investment securities in Treasury and CIO.
The Firm had approximately $1.5 trillion of available cash and securities as of both March 31, 2026 and December 31, 2025. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $941 billion and $915 billion, and unencumbered marketable securities with a fair value of approximately $565 billion and $548 billion.
The Firm also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $450 billion and $449 billion as of March 31, 2026 and December 31, 2025, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended March 31, 2026, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report for the quarters ended December 31, 2025 and September 30, 2025 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of March 31, 2026 and December 31, 2025, and the average deposit balances for the three months ended March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025	Average
			Three months ended March 31,
(in millions)			2026	2025
Consumer & Community Banking	$1,112,078	$1,072,792	$1,075,951	$1,053,677
Commercial & Investment Bank	1,255,524	1,193,338	1,234,295	1,106,158
Asset & Wealth Management	266,745	257,316	253,706	244,107
Corporate	41,173	35,874	38,932	26,363
Total Firm	$2,675,520	$2,559,320	$2,602,884	$2,430,305
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
Average deposits increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting:
•an increase in CIB due to net inflows related to client-driven activities in Payments and Securities Services, partially offset by net maturities of structured notes in Markets,
•an increase in CCB primarily driven by growth in new accounts, predominantly offset by continued customer spending,
•an increase in Corporate as a result of growth in new
accounts related to the Firm's international consumer initiatives, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts.
Period-end deposits increased from December 31, 2025, reflecting:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in CCB predominantly driven by growth in new accounts, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, partially offset by migration into other investment products.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 12-13 and pages 17-31, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.

Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. Refer to pages 103–104 of JPMorganChase's 2025 Form 10-K for additional information on the Firm's total uninsured deposits.

The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	March 31, 2026		December 31, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$135,427	$85,249	$123,236	$71,477
Over three months but within 6 months	8,822	8,819	14,381	14,184
Over six months but within 12 months	5,229	2,046	4,004	1,256
Over 12 months	679	2,398	664	2,382
Total	$150,157	$98,512	$142,285	$89,299
The table below shows the deposit and loan balances, deposits as a percentage of total liabilities, and the loans-to-deposits ratios, as of March 31, 2026 and December 31, 2025.

(in billions except ratios)	March 31, 2026	December 31, 2025
Deposits	$2,675.5	$2,559.3
Deposits as a % of total liabilities	59%	63%
Loans	$1,503.5	$1,493.4
Loans-to-deposits ratio	56%	58%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three months ended March 31, 2026 and 2025.

(in millions)	Average balances		Average interest rates
	Three months ended		Three months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
U.S. offices
Noninterest-bearing	$573,808	$558,389	NA	NA
Interest-bearing
Demand(a)	339,727	303,595	2.72%	3.77%
Savings(b)	913,452	855,481	1.26%	1.22%
Time	231,562	225,656	3.73%	4.10%
Total interest-bearing deposits	1,484,741	1,384,732	1.99%	2.23%
Total deposits in U.S. offices	2,058,549	1,943,121	1.42%	1.58%
Non-U.S. offices
Noninterest-bearing	37,486	29,028	NA	NA
Interest-bearing
Demand	418,422	366,357	2.07%	2.56%
Time	88,427	91,799	4.26%	5.03%
Total interest-bearing deposits	506,849	458,156	2.43%	3.04%
Total deposits in non-U.S. offices	544,335	487,184	2.27%	2.88%
Total deposits	$2,602,884	$2,430,305	1.62%	1.87%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2026 and December 31, 2025, and average balances for the three months ended March 31, 2026 and 2025, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 12-13 and Note 10 for additional information.
Sources of funds (excluding deposits)

	March 31, 2026	December 31, 2025	Average
			Three months ended March 31,
(in millions)			2026	2025
Commercial paper	$10,012	$12,111	$10,255	$13,181
Other borrowed funds	16,532	15,031	18,188	14,384
Federal funds purchased	217	199	1,272	1,702
Total short-term unsecured funding	$26,761	$27,341	$29,715	$29,267
Securities sold under agreements to repurchase(a)	$701,740	$433,161	$643,105	$456,454
Securities loaned(a)	14,666	9,036	13,439	7,047
Other borrowed funds	41,504	37,634	41,792	32,967
Obligations of Firm-administered multi-seller conduits(b)	16,940	18,174	17,534	17,036
Total short-term secured funding	$774,850	$498,005	$715,870	$513,504
Senior notes	$211,188	$210,571	$213,689	$208,129
Subordinated debt	23,028	20,101	22,017	16,113
Structured notes(c)	140,943	130,621	137,035	101,300
Total long-term unsecured funding	$375,159	$361,293	$372,741	$325,542
Credit card securitization(b)	$5,855	$5,884	$5,884	$5,324
FHLB advances	17,970	18,159	19,095	26,719
Purchase Money Note(d)	49,492	49,435	49,455	49,227
Other long-term secured funding(e)	6,143	6,319	6,414	4,642
Total long-term secured funding	$79,460	$79,797	$80,848	$85,912
Preferred stock(f)	$20,045	$20,045	$20,045	$20,013
Common stockholders’ equity(f)	$343,993	$342,393	$341,050	$324,345
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Reflects the Purchase Money Note associated with the First Republic acquisition. Refer to Note 34 of JPMorganChase’s 2025 Form 10-K for additional information.
(e)Includes long-term structured notes that are secured.
(f)Refer to Capital Risk Management on pages 33-40 and Consolidated statements of changes in stockholders’ equity on page 83 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2025 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at March 31, 2026, compared with December 31, 2025, driven by Markets, reflecting higher client-driven market-making activities, higher secured financing of trading assets, and the impact of lower levels of netting, as well as when compared with seasonally lower levels at year-end.
The increases in secured other borrowed funds at March 31, 2026 from December 31, 2025, and for the average three months ended March 31, 2026, compared to the prior year, were primarily due to higher financing requirements in Markets.
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
The decreases in commercial paper at March 31, 2026 from December 31, 2025, and for the average three months ended March 31, 2026, compared to the prior year, were primarily driven by strategic short-term liquidity management.
The increase in unsecured other borrowed funds for the average three months ended March 31, 2026, compared to the prior year, was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increase in structured notes at March 31, 2026 from December 31, 2025 was primarily driven by net issuances of structured notes in Markets due to client demand. For the average three months ended March 31, 2026, compared to the prior year, the increase in structured notes was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2026 and 2025. Refer to Liquidity Risk Management on pages 100–107 and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,
	2026	2025	2026	2025
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$6,000	$8,000	$—	$—
Senior notes issued in non-U.S. markets	3,831	2,084	—	—
Total senior notes	9,831	10,084	—	—
Subordinated debt	3,000	—	—	—
Structured notes(a)	853	1,079	31,410	18,636
Total long-term unsecured funding – issuance	$13,684	$11,163	$31,410	$18,636
Maturities/redemptions
Senior notes	$7,658	$8,525	$25	$65
Structured notes	886	371	18,339	13,440
Total long-term unsecured funding – maturities/redemptions	$8,544	$8,896	$18,364	$13,505
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the credit card securitization and the FHLB advances, as well as other long-term secured funding sources, with their respective maturities or redemptions, as applicable, for the three months ended March 31, 2026 and 2025, respectively.

Long-term secured funding
	Three months ended March 31,
	2026	2025	2026	2025
(in millions)	Issuance		Maturities/Redemptions
Credit card securitization	$—	$—	$—	$—
FHLB advances	4,500	—	4,701	5,941
Other long-term secured funding(a)	313	134	322	111
Total long-term secured funding	$4,813	$134	$5,023	$6,052
(a)Includes long-term structured notes that are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions which are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for a further description of client-driven loan securitizations.

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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of March 31, 2026 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan SE			J.P. Morgan Securities LLC J.P. Morgan Securities plc
March 31, 2026	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
Refer to page 107 of JPMorganChase’s 2025 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the above subsidiaries.

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
Refer to page 66 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 109–132 of JPMorganChase’s 2025 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 50-53 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 54-62 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Loans retained	$1,425,236	$1,408,905	$8,334	$8,273
Loans held-for-sale	16,029	13,840	106	67
Loans at fair value	62,255	70,684	1,143	1,517
Total loans	1,503,520	1,493,429	9,583	9,857
Derivative receivables	71,584	57,777	174	204
Receivables from customers(a)	64,844	47,336	—	—
Total credit-related assets	1,639,948	1,598,542	9,757	10,061
Assets acquired in loan satisfactions
Real estate owned	NA	NA	252	267
Other	NA	NA	40	31
Total assets acquired in loan satisfactions	NA	NA	292	298
Lending-related commitments	1,855,174	1,817,307	916	925
Total credit portfolio	$3,495,122	$3,415,849	$10,965	$11,284
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(28,060)	$(24,383)	$—	$—
Liquid securities and other cash collateral held against derivatives	(32,366)	(28,891)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $251 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs.

	Three months ended March 31,
(in millions, except ratios)	2026	2025
Net charge-offs	$2,316	$2,332
Average retained loans	1,400,754	1,285,401
Net charge-off rates	0.67%	0.74%

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of loans and lending-related commitments for residential real estate, credit card, scored auto and business banking. The consumer credit portfolio also includes loans at fair value, predominantly in residential real estate. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. For further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies, refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 112–117 and Note 12 of JPMorganChase's 2025 Form 10-K. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorganChase's 2025 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Consumer, excluding credit card
Residential real estate(a)	$301,947	$303,531	$3,574	$3,632
Auto and other(b)(c)	65,327	65,210	236	243
Total loans – retained	367,274	368,741	3,810	3,875
Loans held-for-sale	317	334	52	59
Loans at fair value(d)	24,069	33,183	537	739
Total consumer, excluding credit card loans	391,660	402,258	4,399	4,673
Lending-related commitments(e)	46,236	43,587
Total consumer exposure, excluding credit card	437,896	445,845
Credit card
Loans retained(f)	239,123	247,797	NA	NA
Total credit card loans	239,123	247,797	NA	NA
Lending-related commitments(e)(g)	1,204,016	1,177,766
Total credit card exposure	1,443,139	1,425,563
Total consumer credit portfolio	$1,881,035	$1,871,408	$4,399	$4,673
Credit-related notes used in credit portfolio management activities(h)	$(451)	$(485)

	Three months ended March 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2026	2025	2026	2025	2026	2025
Consumer, excluding credit card
Residential real estate	$(14)	$(25)	$302,756	$307,907	(0.02)%	(0.03)%
Auto and other	168	188	65,124	66,559	1.05	1.15
Total consumer, excluding credit card - retained	154	163	367,880	374,466	0.17	0.18
Credit card - retained	2,042	1,982	239,220	224,350	3.46	3.58
Total consumer - retained	$2,196	$2,145	$607,100	$598,816	1.47%	1.45%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At March 31, 2026 and December 31, 2025, excluded operating lease assets of $20.9 billion and $20.0 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $251 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $31.7 billion and $18.4 billion for the three months ended March 31, 2026 and 2025, respectively~~.~~ These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans decreased compared to December 31, 2025, predominantly driven by lower residential real estate loans at fair value.
Residential real estate
The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2025, driven by paydowns, predominantly offset by originations. Net recoveries were lower for the three months ended March 31, 2026 compared to the same period in the prior year, driven by the absence of loan sales in the current quarter.
Loans at fair value decreased compared to December 31, 2025 as sales outpaced purchases in CIB, partially offset by originations outpacing warehouse loan sales in Home Lending. Nonaccrual loans at fair value decreased compared to December 31, 2025, primarily driven by loan sales in CIB.
The carrying value of retained interest-only residential mortgage loans was $88.8 billion at both March 31, 2026 and December 31, 2025. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.1 billion at March 31, 2026, including $3.3 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.1 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.

The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2026	December 31, 2025
Current	$708	$840
30-89 days past due	139	121
90 or more days past due	251	198
Total government guaranteed loans	$1,098	$1,159
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other
The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. Net charge-offs decreased for the three months ended March 31, 2026 compared to the same period in the prior year, predominantly due to lower scored auto net charge-offs, reflecting improved used vehicle valuations.
Nonperforming assets
The following table presents information as of March 31, 2026 and December 31, 2025, concerning consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2026	December 31, 2025
Nonaccrual loans
Residential real estate	$4,108	$4,381
Auto and other	291	292
Total nonaccrual loans	4,399	4,673
Assets acquired in loan satisfactions
Real estate owned	101	103
Other	40	31
Total assets acquired in loan satisfactions	141	134
Total nonperforming assets	$4,540	$4,807
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At March 31, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $251 million and $198 million, respectively.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2026 and 2025.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2026	2025
Beginning balance	$4,673	$3,926
Additions	789	857
Reductions:
Principal payments and other	296	209
Sales	313	303
Charge-offs	156	168
Returned to performing status	271	276
Foreclosures and other liquidations	27	68
Total reductions	1,063	1,024
Net changes	(274)	(167)
Ending balance	$4,399	$3,759
Refer to Note 11 for further information concerning the consumer credit portfolio, including information concerning delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans decreased compared to December 31, 2025, reflecting the impact of seasonality. The March 31, 2026 30+ and 90+ day delinquency rates of 2.17% and 1.15%, respectively, increased compared to the December 31, 2025 30+ and 90+ day delinquency rates of 2.16% and 1.10%, respectively, in line with the Firm's expectations. Net charge-offs increased for the three months ended March 31, 2026 compared to the same period in the prior year, reflecting loan growth.
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
As of March 31, 2026, loans increased by $29.4 billion, predominantly driven by higher loans in CIB and higher securities-based lending in AWM, both associated with higher client demand. Lending-related commitments increased by $9.0 billion, driven by higher held-for-sale commitments in CIB.
As of March 31, 2026, nonperforming exposure was relatively flat, with decreases to certain exposures in Real Estate, Technology, Media & Telecommunications, and Industrials, primarily due to upgrades and paydowns, predominantly offset by certain exposures in Consumer & Retail and Oil & Gas, in each case primarily resulting from downgrades.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Loans retained	$818,839	$792,367	$4,524	$4,398
Loans held-for-sale	15,712	13,506	54	8
Loans at fair value	38,186	37,501	606	778
Loans	872,737	843,374	5,184	5,184
Derivative receivables	71,584	57,777	174	204
Receivables from customers(a)	64,844	47,336	—	—
Total wholesale credit-related assets	1,009,165	948,487	5,358	5,388
Assets acquired in loan satisfactions
Real estate owned	NA	NA	151	164
Total assets acquired in loan satisfactions	NA	NA	151	164
Lending-related commitments	604,922	595,954	916	925
Total wholesale credit portfolio	$1,614,087	$1,544,441	$6,425	$6,477
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(27,609)	$(23,898)	$—	$—
Liquid securities and other cash collateral held against derivatives	(32,366)	(28,891)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2026 and December 31, 2025. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
March 31, 2026 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$290,300	$340,350	$188,189	$818,839	$561,767	$257,072	$818,839	69%
Derivative receivables				71,584			71,584
Less: Liquid securities and other cash collateral held against derivatives				(32,366)			(32,366)
Total derivative receivables, net of collateral	15,806	8,033	15,379	39,218	27,279	11,939	39,218	70
Lending-related commitments	161,726	415,051	28,145	604,922	381,741	223,181	604,922	63
Subtotal	467,832	763,434	231,713	1,462,979	970,787	492,192	1,462,979	66
Loans held-for-sale and loans at fair value(a)				53,898			53,898
Receivables from customers				64,844			64,844
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,581,721			$1,581,721
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(4,035)	$(14,043)	$(9,531)	$(27,609)	$(20,197)	$(7,412)	$(27,609)	73%

	Maturity profile(d)				Ratings profile
December 31, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$271,648	$330,900	$189,819	$792,367	$541,364	$251,003	$792,367	68%
Derivative receivables				57,777			57,777
Less: Liquid securities and other cash collateral held against derivatives				(28,891)			(28,891)
Total derivative receivables, net of collateral	7,941	6,836	14,109	28,886	19,721	9,165	28,886	68
Lending-related commitments	155,797	412,594	27,563	595,954	383,106	212,848	595,954	64
Subtotal	435,386	750,330	231,491	1,417,207	944,191	473,016	1,417,207	67
Loans held-for-sale and loans at fair value(a)				51,007			51,007
Receivables from customers				47,336			47,336
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,515,550			$1,515,550
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,356)	$(17,424)	$(1,118)	$(23,898)	$(17,831)	$(6,067)	$(23,898)	75%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2026, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $51.4 billion and $48.5 billion as of March 31, 2026 and December 31, 2025, respectively, representing approximately 3.4% of total wholesale credit exposure at both periods; of the $51.4 billion, $45.7 billion was performing. The increase in criticized exposure was driven by certain exposures in Technology, Media & Telecommunications, Oil & Gas, Consumer & Retail, Transportation, and Banks & Finance Companies, primarily resulting from new lending-related commitments, including held-for-sale commitments, and downgrades, partially offset by certain exposures in Healthcare, primarily resulting from net upgrades.
The table below summarizes by industry the Firm’s exposures as of March 31, 2026 and December 31, 2025. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2025 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the three months ended March 31, 2026 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$227,219	$157,391	$58,268	$9,929	$1,631	$685	$7	$(98)	$—
Individuals and Individual Entities(b)	174,507	144,194	29,438	438	437	591	(3)	—	—
Asset Managers	168,851	131,792	36,692	362	5	43	—	(5)	(13,954)
Consumer & Retail	134,254	64,028	61,425	7,875	926	117	56	(340)	—
Technology, Media & Telecommunications	117,695	48,146	57,667	11,259	623	53	(2)	(1,887)	—
Industrials	79,639	43,191	32,996	3,296	156	138	2	(184)	(5)
Banks & Finance Companies	79,113	46,456	31,421	1,221	15	7	5	(193)	(887)
Healthcare	68,355	45,469	19,663	2,669	554	36	3	(224)	(45)
Utilities	41,738	27,170	13,029	1,190	349	3	5	(219)	(5)
Oil & Gas	38,925	22,613	14,827	1,036	449	38	—	(24)	—
Automotive	35,967	20,052	14,729	1,171	15	58	1	(577)	—
State & Municipal Govt(c)	32,017	30,996	1,008	3	10	13	5	(3)	—
Insurance	24,665	17,167	7,332	166	—	15	—	(11)	(8,231)
Chemicals & Plastics	22,457	11,272	9,168	1,900	117	2	—	(236)	—
Transportation	22,090	11,502	9,836	728	24	9	12	(166)	—
Metals & Mining	18,694	8,056	10,236	378	24	6	—	(37)	(11)
Central Govt	13,177	12,541	402	45	189	20	—	(2,467)	(872)
Securities Firms	8,513	4,339	4,172	—	2	—	—	(13)	(2,453)
Financial Markets Infrastructure	8,156	7,487	600	69	—	—	—	(31)	—
All other(d)	179,313	147,345	29,873	2,007	88	183	29	(20,894)	(5,903)
Subtotal	$1,495,345	$1,001,207	$442,782	$45,742	$5,614	$2,017	$120	$(27,609)	$(32,366)
Loans held-for-sale and loans at fair value	53,898
Receivables from customers	64,844
Total(e)	$1,614,087

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$224,858	$155,712	$57,478	$9,967	$1,701	$959	$380	$(99)	$—
Individuals and Individual Entities(b)	167,700	138,142	28,677	460	421	1,012	(15)	—	—
Asset Managers	152,848	117,426	35,113	304	5	105	1	(5)	(10,626)
Consumer & Retail	133,945	63,523	62,382	7,425	615	115	234	(311)	—
Technology, Media & Telecommunications	97,816	44,373	42,507	10,135	801	37	281	(1,078)	—
Industrials	80,606	44,078	33,166	3,101	261	470	18	(68)	—
Banks & Finance Companies	75,653	41,904	32,826	903	20	16	8	(574)	(657)
Healthcare	72,218	48,888	19,713	3,059	558	12	191	(67)	—
Utilities	39,005	24,840	12,519	1,254	392	1	63	(203)	—
Oil & Gas	36,497	21,825	14,076	347	249	52	48	(51)	—
Automotive	35,984	19,602	15,397	958	27	109	3	(277)	—
State & Municipal Govt(c)	32,484	31,372	1,100	3	9	30	—	(3)	—
Insurance	25,031	17,511	7,352	168	—	6	—	(20)	(8,310)
Chemicals & Plastics	23,790	11,251	10,355	2,091	93	2	82	(239)	—
Transportation	20,861	11,450	9,097	285	29	11	(3)	(135)	—
Metals & Mining	17,767	7,459	9,883	406	19	22	4	(39)	(67)
Central Govt	15,164	14,666	245	44	209	8	—	(1,258)	(1,273)
Securities Firms	7,966	4,372	3,593	—	1	1	—	(13)	(2,458)
Financial Markets Infrastructure	5,734	5,306	358	70	—	—	—	—	—
All other(d)	180,171	148,214	29,887	1,953	117	3	303	(19,458)	(5,500)
Subtotal	$1,446,098	$971,914	$425,724	$42,933	$5,527	$2,971	$1,598	$(23,898)	$(28,891)
Loans held-for-sale and loans at fair value	51,007
Receivables from customers	47,336
Total(e)	$1,544,441
(a)The industry rankings presented in the table as of December 31, 2025, are based on the industry rankings of the corresponding exposures as of March 31, 2026, not actual rankings of such exposures as of December 31, 2025.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2026 and December 31, 2025 noted above, the Firm held: $6.4 billion and $6.1 billion, respectively, of trading assets; $19.0 billion and $20.2 billion, respectively, of AFS securities; and $8.2 billion and $8.6 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at March 31, 2026, and 95% and 5%, respectively, at December 31, 2025. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $303.6 billion and $333.8 billion, at March 31, 2026 and December 31, 2025, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $227.2 billion as of March 31, 2026. Criticized exposure decreased by $108 million from $11.7 billion at December 31, 2025 to $11.6 billion at March 31, 2026.

March 31, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$129,394	$8	$129,402	79%	91%
Other Income Producing Properties(b)	23,799	83	23,882	44	55
Services and Non Income Producing	20,758	142	20,900	58	35
Industrial	19,888	4	19,892	68	68
Office	15,301	28	15,329	51	77
Retail	13,573	21	13,594	78	71
Lodging	4,216	4	4,220	25	54
Total Real Estate Exposure(c)	$226,929	$290	$227,219	69%	77%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$128,864	$25	$128,889	78%	91%
Other Income Producing Properties(b)	23,390	229	23,619	46	53
Services and Non Income Producing	20,325	130	20,455	63	35
Industrial	19,541	13	19,554	67	69
Office	15,016	39	15,055	47	80
Retail	12,879	33	12,912	79	74
Lodging	4,366	8	4,374	26	48
Total Real Estate Exposure	$224,381	$477	$224,858	69%	77%
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

Consumer & Retail
Consumer & Retail exposure was $134.3 billion as of March 31, 2026. Criticized exposure increased by $761 million from $8.0 billion at December 31, 2025 to $8.8 billion at March 31, 2026, driven by net downgrades.

March 31, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$37,836	$556	$38,392	40%	43%
Retail(a)	37,213	392	37,605	55	31
Food and Beverage	30,277	870	31,147	55	38
Consumer Hard Goods	15,377	264	15,641	46	34
Leisure(b)	11,403	66	11,469	32	43
Total Consumer & Retail(c)	$132,106	$2,148	$134,254	48%	37%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$38,160	$501	$38,661	41%	43%
Retail(a)	36,492	434	36,926	55	29
Food and Beverage	31,513	855	32,368	53	36
Consumer Hard Goods	14,824	309	15,133	43	33
Leisure(b)	10,721	136	10,857	33	45
Total Consumer & Retail	$131,710	$2,235	$133,945	47%	37%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Arts & Culture, Travel Services, Gaming, and Sports & Recreation. As of March 31, 2026, approximately 87% of the noninvestment-grade Leisure portfolio is secured.
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
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2026 and 2025. Since March 31, 2025, nonaccrual loan exposure increased by $325 million, driven by certain exposures in Oil & Gas, Central Govt, Utilities, and Consumer & Retail, in each case primarily resulting from downgrades, partially offset by certain exposures in Healthcare and Technology, Media & Telecommunications, in each case primarily resulting from charge-off activity, upgrades, and loan sales.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2026	2025
Beginning balance	$5,184	$4,911
Additions	932	1,044
Reductions:
Paydowns and other	567	480
Gross charge-offs	143	163
Returned to performing status	194	438
Sales	28	15
Total reductions	932	1,096
Net changes	—	(52)
Ending balance	$5,184	$4,859
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2026 and 2025. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.
Wholesale net charge-offs decreased by $67 million for the three months ended March 31, 2026, compared to the same period in the prior year, due to lower net charge-offs in Real Estate.

Wholesale net charge-offs/(recoveries)
Three months ended March 31, (in millions, except ratios)	2026	2025
Loans
Average loans retained	$793,654	$686,585
Gross charge-offs	164	213
Gross recoveries collected	(44)	(26)
Net charge-offs	120	187
Net charge-off rate	0.06%	0.11%

The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three months ended March 31, 2026 and 2025.

Three months ended March 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net charge-offs	$2	$85	$76	$91	$42	$11	$120	$187
Average retained loans	164,920	160,980	184,338	168,652	444,396	356,953	793,654	686,585
Net charge-off rate	—%	0.21%	0.17%	0.22%	0.04%	0.01%	0.06%	0.11%

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
Refer to Note 13 of JPMorganChase's 2025 Form 10-K for further information on the Firm’s accounting policies for the allowance for credit losses.
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% and 86% at March 31, 2026 and December 31, 2025, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $71.6 billion and $57.8 billion at March 31, 2026 and December 31, 2025, respectively. The increase was predominantly driven by commodity, equity and foreign exchange derivatives, as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	March 31, 2026	December 31, 2025
Total, net of cash collateral	$71,584	$57,777
Liquid securities and other cash collateral held against derivative receivables	(32,366)	(28,891)
Total, net of liquid securities and other cash collateral	$39,218	$28,886
Other collateral held against derivative receivables	(1,124)	(949)
Total, net of collateral	$38,094	$27,937

Ratings profile of derivative receivables
	March 31, 2026		December 31, 2025
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$26,367	69%	$18,877	68%
Noninvestment-grade	11,727	31	9,060	32
Total	$38,094	100%	$27,937	100%
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
(in millions)	March 31, 2026	December 31, 2025
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$10,320	$9,899
Derivative receivables	17,289	13,999
Credit derivatives and credit-related notes used in credit portfolio management activities	$27,609	$23,898
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorganChase’s 2025 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

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
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2026 was $31.4 billion, reflecting a net addition of $154 million from December 31, 2025.
The net addition to the allowance for credit losses included:
•$321 million in wholesale, largely driven by changes in the credit quality of certain exposures, and
•a net reduction of $139 million in consumer, predominantly driven by improvements in home prices.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the first quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.2% lower than the central case at the end of the second quarter of 2027.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2026
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.3%	4.2%	4.0%
YoY growth in U.S. real GDP(b)	2.9%	1.9%	1.9%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorganChase’s 2025 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Consumer Credit Portfolio on pages 50-53, Wholesale Credit Portfolio on pages 54-62 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 75-77 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2026					2025
Three months ended March 31,	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	261	2,486		164	2,911	287	2,316	213	2,816
Gross recoveries collected	(107)	(444)		(44)	(595)	(124)	(334)	(26)	(484)
Net charge-offs	154	2,042		120	2,316	163	1,982	187	2,332
Provision for loan losses	23	2,044		414	2,481	214	2,382	597	3,193
Other	—	—		(2)	(2)	—	—	2	2
Ending balance at March 31,	$1,789	$15,559		$8,580	$25,928	$1,858	$15,000	$8,350	$25,208

Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(d)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(10)	—		33	23	(10)	—	135	125
Other	—	—		(3)	(3)	—	—	—	—
Ending balance at March 31,	$73	$2,200		$2,818	$5,091	$72	$—	$2,154	$2,226

Impairment methodology
Asset-specific(a)	$(623)	$—		$851	$228	$(727)	$—	$692	$(35)
Portfolio-based	2,412	15,559		7,729	25,700	2,585	15,000	7,658	25,243
Total allowance for loan losses	$1,789	$15,559		$8,580	$25,928	$1,858	$15,000	$8,350	$25,208

Impairment methodology
Asset-specific	$—	$—		$135	$135	$—	$—	$135	$135
Portfolio-based	73	2,200	(d)	2,683	4,956	72	—	2,019	2,091
Total allowance for lending-related commitments	$73	$2,200		$2,818	$5,091	$72	$—	$2,154	$2,226
Total allowance for investment securities	NA	NA		NA	$78	NA	NA	NA	$118
Total allowance for credit losses(b)	$1,862	$17,759		$11,398	$31,097	$1,930	$15,000	$10,504	$27,552

Memo:
Retained loans, end-of-period	$367,274	$239,123		$818,839	$1,425,236	$372,892	$223,384	$704,714	$1,300,990
Retained loans, average	367,880	239,220		793,654	1,400,754	374,466	224,350	686,585	1,285,401
Credit ratios
Allowance for loan losses to retained loans	0.49%	6.51%		1.05%	1.82%	0.50%	6.71%	1.18%	1.94%
Allowance for loan losses to retained nonaccrual loans(c)	47	NA		190	311	56	NA	214	349
Allowance for loan losses to retained nonaccrual loans excluding credit card	47	NA		190	124	56	NA	214	142
Net charge-off/(recovery) rates	0.17	3.46		0.06	0.67	0.18	3.58	0.11	0.74
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At March 31, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $286 million and $283 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Represents the impact of the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	March 31, 2026		December 31, 2025
(in millions, except ratios)	Allowance for loan losses	Percentage of retained loans to total retained loans	Allowance for loan losses	Percentage of retained loans to total retained loans
Residential real estate	$746	21%	$869	21%
Auto and other	1,043	5	1,051	5
Consumer, excluding credit card	1,789	26	1,920	26
Credit card	15,559	17	15,557	18
Total consumer	17,348	43	17,477	44
Secured by real estate	2,147	12	2,226	12
Commercial and industrial	4,671	13	4,240	12
Other	1,762	32	1,822	32
Total wholesale	8,580	57	8,288	56
Total	$25,928	100%	$25,765	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At March 31, 2026, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $817.8 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 30-31 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 41-47 for further information on related liquidity risk. Refer to Market Risk Management on pages 67-73 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of March 31, 2026 and December 31, 2025.

(in billions)	March 31, 2026	December 31, 2025
Tax-oriented investments, primarily in alternative energy and affordable housing	$35.3	$35.7
Private equity, various debt and equity instruments, and real assets	12.4	11.3
Total carrying value	$47.7	$47.0
Refer to page 132 of JPMorganChase’s 2025 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 133-142 of JPMorganChase’s 2025 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 153 of JPMorganChase’s 2025 Form 10-K.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 153 of JPMorganChase’s 2025 Form 10-K for information regarding model reviews and approvals.
Refer to page 135 of JPMorganChase’s 2025 Form 10-K for further information regarding VaR, including its inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorganChase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 139–140 of JPMorganChase’s 2025 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2026			December 31, 2025			March 31, 2025
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.		Min	Max
CIB trading VaR by risk type
Fixed income	$39	$32	$49	$35	$29	$45	$37		$27	$51
Foreign exchange	13	9	20	9	6	15	9		6	12
Equities	11	7	16	13	7	20	25	(d)	10	138	(d)
Commodities and other	14	10	21	23	14	35	29		10	48
Diversification benefit to CIB trading VaR(a)	(47)	NM	NM	(49)	NM	NM	(55)		NM	NM
CIB trading VaR	30	23	40	31	22	40	45		32	142
Credit Portfolio VaR(b)	21	17	24	20	17	24	21		18	26
Diversification benefit to CIB VaR(a)	(16)	NM	NM	(17)	NM	NM	(19)		NM	NM
CIB VaR	35	26	48	34	24	44	47		33	133
CCB VaR	4	3	6	3	2	5	4		3	7
AWM VaR(c)	9	8	10	9	8	10	9		8	9
Corporate VaR	11	9	12	10	9	11	10		9	12
Diversification benefit to other VaR(a)	(11)	NM	NM	(10)	NM	NM	(11)		NM	NM
Other VaR	13	12	14	12	11	13	12		11	14
Diversification benefit to CIB and other VaR(a)	(11)	NM	NM	(11)	NM	NM	(9)		NM	NM
Total VaR	$37	$27	$50	$35	$25	$47	$50		$36	$136
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
(d)In the first quarter of 2025, the elevated average and maximum VaR was due to a client-driven equity position that has since matured.
Effective April 1, 2025, the Firm refined the historical proxy time series inputs to one of its VaR models to more appropriately reflect the risk exposure from certain securitization warehousing loan positions. If this refined time series was effective at the beginning of the quarter presented, the average Total VaR and each of the components would have been lower by the amounts reported in the following table:

(In millions)	Amounts by which reported average VaR would have been lower for the three months ended March 31, 2025:
CIB trading VaR by risk type: Fixed income	$(7)
CIB trading VaR	(6)
CIB VaR	(5)
Total VaR	(5)
Quarter over quarter results
Average Total VaR for the three months ended March 31, 2026 increased by $2 million, when compared with December 31, 2025, driven by increases in the foreign exchange and fixed income risk types, predominantly offset by decreases in the commodities risk type, primarily associated with bullion.
Year over year results
Average total VaR for the three months ended March 31, 2026 decreased by $13 million compared with the same period in the prior year. Adjusted for the aforementioned refinement, average total VaR decreased by $8 million, driven by reduced exposure in the equities risk type and decreases in the commodities risk type associated with bullion, partially offset by increases in the fixed income risk type.

The following graph presents daily Risk Management VaR for the five trailing quarters. The movements in the first quarter of 2025 were due to a client-driven equity position that has since matured.
Daily Risk Management VaR

First Quarter 2025	Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026

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
For the 12 months ended March 31, 2026, the Firm posted backtesting gains on 179 of the 259 days, and observed 15 VaR backtesting exceptions. For the three months ended March 31, 2026, the Firm posted backtesting gains on 47 of the 63 days, and observed six VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended March 31, 2026. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.

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
Refer to the table on page 134 of JPMorganChase’s 2025 Form 10-K for a summary by LOB and Corporate identifying positions included in earnings-at-risk.
Earnings-at-risk
One way that the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and, in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained and held-for-sale loans, deposits, deposits with banks and financing activities, investment securities, long-term debt, related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 134 of JPMorganChase’s 2025 Form 10-K. These simulations also include hedges of non-U.S. dollar foreign exchange exposures arising from capital investments. Refer to non-U.S. dollar foreign exchange risk on page 142 of JPMorganChase’s 2025 Form 10-K for more information.
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

The Firm’s sensitivities are presented in the table below.

(In billions)	March 31, 2026(a)	December 31, 2025(a)
Parallel shift:
+100 bps shift in rates	$1.9	$2.1
-100 bps shift in rates	(2.2)	(2.4)
+200 bps shift in rates	2.9	3.7
-200 bps shift in rates	(4.8)	(6.0)
Steeper yield curve:
+100 bps shift in long-term rates	1.7	1.4
-100 bps shift in short-term rates	(0.5)	(1.0)
Flatter yield curve:
+100 bps shift in short-term rates	0.2	0.7
-100 bps shift in long-term rates	(1.8)	(1.4)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of March 31, 2026 compared to December 31, 2025 was primarily driven by the net impact of Treasury and CIO actions including an increase in investment securities, which adds duration, as well as the impact of higher rates. This was partially offset by the effects from changes in Firmwide deposits.
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
Certain assumptions used in the EVS measure may differ from those required in the fair value measurement note to the Consolidated Financial Statements. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 97 in Note 2.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 134 of JPMorganChase’s 2025 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2026 and December 31, 2025, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2026	December 31, 2025
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(61)	$(60)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,532)	(1,549)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(11)	(11)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	13	19
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(3)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	62	55
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
Refer to pages 143–144 of JPMorganChase’s 2025 Form 10-K for a further discussion of the Firm’s country risk management.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2026 and their comparative exposures as of December 31, 2025. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.

Top 20 country exposures (excluding the U.S.)(a)
	March 31, 2026					December 31, 2025(f)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$92.4	$15.7	$4.8	$0.8	$113.7	$100.3
United Kingdom	20.5	25.2	47.8	1.4	94.9	93.2
Japan	52.7	17.0	9.1	0.3	79.1	77.3
France	0.7	17.1	14.3	1.6	33.7	24.9
Australia	5.4	11.3	4.0	—	20.7	17.6
Brazil	6.3	5.1	7.5	—	18.9	20.9
Canada	1.6	12.3	4.4	0.2	18.5	16.2
Mainland China	4.0	6.5	4.8	—	15.3	13.2
India	1.2	7.3	5.6	1.0	15.1	13.0
Switzerland	3.9	5.6	1.9	2.8	14.2	15.0
Italy	0.1	9.0	4.4	0.2	13.7	11.6
Saudi Arabia	1.0	8.6	3.8	0.1	13.5	12.4
South Korea	2.2	4.1	5.7	0.6	12.6	13.4
Mexico	2.1	7.7	2.6	—	12.4	13.6
Singapore	1.7	3.2	4.2	0.5	9.6	9.3
Netherlands	0.3	7.9	—	0.2	8.4	6.5
Belgium	5.3	1.7	1.1	—	8.1	6.6
Spain	0.1	4.6	2.7	0.1	7.5	4.6
United Arab Emirates	—	4.8	0.9	—	5.7	5.7
Malaysia	3.0	0.4	1.2	0.1	4.7	4.1
(a)Country exposures presented in the table reflect 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at both March 31, 2026 and December 31, 2025.
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
(f)The country rankings presented in the table as of December 31, 2025, are based on the country rankings of the corresponding exposures at March 31, 2026, not actual rankings of such exposures at December 31, 2025.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Notes 10 and 13 of JPMorganChase's 2025 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses, and Allowance for credit losses on pages 63-65 and Note 12 of this Form 10-Q for further information.
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
For example, compared to the Firm’s central scenario shown on page 63 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.4% higher over the eight-quarter forecast, with a peak difference of approximately 3.3% in the first quarter of 2027.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of March 31, 2026, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2026, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $1.0 billion for residential real estate loans and lending-related commitments
•An increase of approximately $5.0 billion for credit card loans
•An increase of approximately $5.3 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
In the fourth quarter of 2025, the Firm recorded an allowance related to the Apple Card transaction, which was estimated based on certain forward-looking assumptions of the portfolio’s risk characteristics and expected credit losses at the time of closing. The forecasted Apple credit card portfolio is excluded from the modeled estimates sensitivity analysis above as the Firm integrates the Apple Card transaction into its allowance model.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2026.
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

March 31, 2026 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$472,506	$—
Securities borrowed	105,987	—
Trading assets:
Trading–debt and equity instruments	997,751	2,706
Derivative receivables(a)	71,584	11,881
Total trading assets	1,069,335	14,587
AFS securities	549,037	108
Loans	62,255	3,184
MSRs	9,093	9,093
Other	20,264	1,071
Total assets measured at fair value on a recurring basis	2,288,477	28,043
Total assets measured at fair value on a nonrecurring basis	2,493	896
Total assets measured at fair value	$2,290,970	$28,939
Total Firm assets	$4,900,475
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $11.9 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $15.9 billion and $16.0 billion at March 31, 2026 and December 31, 2025, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 156–157 of JPMorganChase’s 2025 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 157 of JPMorganChase’s 2025 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. Refer to Goodwill impairment on page 156 of JPMorganChase’s 2025 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2026.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorganChase’s 2025 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Revenue
Investment banking fees	$2,858	$2,178
Principal transactions	7,987	7,614
Lending- and deposit-related fees	2,394	2,132
Asset management fees	5,515	4,700
Commissions and other fees	2,482	2,033
Investment securities gains/(losses)	64	(37)
Mortgage fees and related income	309	278
Card income	1,190	1,216
Other income	1,671	1,923
Noninterest revenue	24,470	22,037
Interest income	49,191	46,853
Interest expense	23,825	23,580
Net interest income	25,366	23,273
Total net revenue	49,836	45,310

Provision for credit losses	2,507	3,305

Noninterest expense
Compensation expense	15,339	14,093
Occupancy expense	1,447	1,302
Technology, communications and equipment expense	3,021	2,578
Professional and outside services	3,483	2,839
Marketing	1,604	1,304
Other expense	1,956	1,481
Total noninterest expense	26,850	23,597
Income before income tax expense	20,479	18,408
Income tax expense	3,985	3,765
Net income	$16,494	$14,643
Net income applicable to common stockholders	$16,148	$14,317
Net income per common share data
Basic earnings per share	$5.95	$5.08
Diluted earnings per share	5.94	5.07

Weighted-average basic shares	2,716.2	2,819.4
Weighted-average diluted shares	2,720.2	2,824.3
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net income	$16,494	$14,643
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(2,401)	953
Translation adjustments, net of hedges	(167)	489
Fair value hedges	41	28
Cash flow hedges	(901)	1,674
Defined benefit pension and OPEB plans	4	(16)
DVA on fair value option elected liabilities	1,025	217
Total other comprehensive income/(loss), after–tax	(2,399)	3,345
Comprehensive income	$14,095	$17,988
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$22,039	$21,742
Deposits with banks	290,103	321,596
Federal funds sold and securities purchased under resale agreements (included $472,506 and $327,018 at fair value)	482,704	336,426
Securities borrowed (included $105,987 and $98,111 at fair value)	284,524	286,191
Trading assets (included assets pledged of $255,035 and $165,927)	1,069,335	802,873
Available-for-sale securities (amortized cost of $552,160 and $507,226; included assets pledged of $9,416 and $7,735)	549,037	507,198
Held-to-maturity securities	272,142	270,134
Investment securities, net of allowance for credit losses	821,179	777,332
Loans (included $62,255 and $70,684 at fair value)	1,503,520	1,493,429
Allowance for loan losses	(25,928)	(25,765)
Loans, net of allowance for loan losses	1,477,592	1,467,664
Accrued interest and accounts receivable	142,334	111,599
Premises and equipment	36,771	36,244
Goodwill, MSRs and other intangible assets	64,289	64,458
Other assets (included $21,292 and $15,849 at fair value and assets pledged of $18,279 and $11,984)	209,605	198,775
Total assets(a)	$4,900,475	$4,424,900
Liabilities
Deposits (included $19,803 and $20,930 at fair value)	$2,675,520	$2,559,320
Federal funds purchased and securities loaned or sold under repurchase agreements (included $620,136 and $360,194 at fair value)	716,623	442,396
Short-term borrowings (included $28,937 and $32,460 at fair value)	68,048	64,776
Trading liabilities	247,836	216,019
Accounts payable and other liabilities (included $10,738 and $6,660 at fair value)	352,561	316,794
Beneficial interests issued by consolidated VIEs (included $5 and $5 at fair value)	27,085	27,951
Long-term debt (included $144,704 and $134,559 at fair value)	448,764	435,206
Total liabilities(a)	4,536,437	4,062,462
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,005,375 and 2,005,375 shares)	20,045	20,045
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,087	91,114
Retained earnings	428,206	416,055
Accumulated other comprehensive losses	(6,689)	(4,290)
Treasury stock, at cost (1,425,422,477 and 1,408,661,319 shares)	(171,716)	(164,591)
Total stockholders’ equity	364,038	362,438
Total liabilities and stockholders’ equity	$4,900,475	$4,424,900
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2026 and December 31, 2025. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	March 31, 2026	December 31, 2025
Assets
Trading assets	$4,689	$4,835
Loans	35,452	37,777
All other assets	738	683
Total assets	$40,879	$43,295
Liabilities
Beneficial interests issued by consolidated VIEs	$27,085	$27,951
All other liabilities	637	691
Total liabilities	$27,722	$28,642
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2026	2025
Preferred stock
Balance at the beginning of the period	$20,045	$20,050
Issuance	—	2,995
Redemption	—	(3,000)
Balance at March 31	20,045	20,045

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	91,114	90,911
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(1,027)	(692)
Other	—	4
Balance at March 31	90,087	90,223

Retained earnings
Balance at the beginning of the period	416,055	376,166
Net income	16,494	14,643
Preferred stock dividends	(276)	(255)
Common stock dividends ($1.50 and $1.40 per share, respectively)	(4,067)	(3,938)
Balance at March 31	428,206	386,616

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(4,290)	(12,456)
Other comprehensive income/(loss), after-tax	(2,399)	3,345
Balance at March 31	(6,689)	(9,111)

Treasury stock, at cost
Balance at the beginning of the period	(164,591)	(134,018)
Repurchase	(8,378)	(7,611)
Reissuance	1,253	1,171
Balance at March 31	(171,716)	(140,458)

Total stockholders’ equity	$364,038	$351,420
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Operating activities
Net income	$16,494	$14,643
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,507	3,305
Depreciation and amortization	2,364	2,030
Deferred tax (benefit)/expense	123	524
Other	513	600
Originations and purchases of loans held-for-sale	(57,663)	(68,533)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	64,432	62,724
Net change in:
Trading assets	(272,429)	(231,665)
Securities borrowed	1,656	(19,156)
Accrued interest and accounts receivable	(31,294)	(17,070)
Other assets	(11,614)	7,578
Trading liabilities	35,793	(10,486)
Accounts payable and other liabilities	36,857	1,276
Other operating adjustments	500	2,391
Net cash (used in) operating activities	(211,761)	(251,839)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(146,278)	(134,479)
Held-to-maturity securities:
Proceeds from paydowns and maturities	17,343	11,341
Purchases	(19,574)	(1,628)
Available-for-sale securities:
Proceeds from paydowns and maturities	11,705	10,709
Proceeds from sales	42,640	55,847
Purchases	(101,040)	(53,721)
Proceeds from sales and securitizations of loans held-for-investment	11,585	11,960
Other changes in loans, net	(31,078)	(16,134)
All other investing activities, net	(3,072)	(1,971)
Net cash (used in) investing activities	(217,769)	(118,076)
Financing activities
Net change in:
Deposits	120,390	85,029
Federal funds purchased and securities loaned or sold under repurchase agreements	274,236	236,204
Short-term borrowings	3,438	10,817
Beneficial interests issued by consolidated VIEs	(1,322)	(2,431)
Proceeds from long-term borrowings	49,898	29,927
Payments of long-term borrowings	(31,938)	(28,457)
Proceeds from issuance of preferred stock	—	3,000
Redemption of preferred stock	—	(3,000)
Treasury stock repurchased	(8,325)	(7,528)
Dividends paid	(4,374)	(3,823)
All other financing activities, net	(1,326)	(1,679)
Net cash provided by financing activities	400,677	318,059
Effect of exchange rate changes on cash and due from banks and deposits with banks	(2,343)	8,442
Net decrease in cash and due from banks and deposits with banks	(31,196)	(43,414)
Cash and due from banks and deposits with banks at the beginning of the period	343,338	469,317
Cash and due from banks and deposits with banks at the end of the period	$312,142	$425,903
Cash interest paid	$23,414	$23,587
Cash income taxes paid, net	917	1,651
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 170-176 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in JPMorganChase’s 2025 Form 10-K.
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
Refer to Notes 1 and 14 of JPMorganChase’s 2025 Form 10-K for a further description of JPMorganChase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements and securities borrowed or loaned under securities loan agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met. Refer to Note 1 of JPMorganChase’s 2025 Form 10-K for further information on offsetting assets and liabilities.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2026 and December 31, 2025, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(e)

March 31, 2026 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$472,506	$—	$—	$472,506
Securities borrowed	—	105,987	—	—	105,987
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	158,383	268	—	158,651
Residential – nonagency	—	6,481	5	—	6,486
Commercial – nonagency	—	1,649	—	—	1,649
Total mortgage-backed securities	—	166,513	273	—	166,786
U.S. Treasury, GSEs and government agencies(a)	288,401	19,782	—	—	308,183
Obligations of U.S. states and municipalities	—	6,358	30	—	6,388
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,685	—	—	4,685
Non-U.S. government debt securities	112,409	67,223	207	—	179,839
Corporate debt securities	—	51,780	482	—	52,262
Loans	—	12,337	1,051	—	13,388
Asset-backed securities	—	3,338	26	—	3,364
Total debt instruments	400,810	332,016	2,069	—	734,895
Equity securities	234,003	2,152	172	—	236,327
Physical commodities(b)	14,421	843	11	—	15,275
Other	—	10,800	454	—	11,254
Total debt and equity instruments(c)	649,234	345,811	2,706	—	997,751
Derivative receivables:
Interest rate	4,788	277,839	4,468	(261,318)	25,777
Credit	—	13,207	2,322	(13,941)	1,588
Foreign exchange	339	211,575	1,919	(189,883)	23,950
Equity	3,564	106,374	2,419	(102,952)	9,405
Commodity	—	39,268	753	(29,157)	10,864
Total derivative receivables	8,691	648,263	11,881	(597,251)	71,584
Total trading assets(d)	657,925	994,074	14,587	(597,251)	1,069,335
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	16	86,883	—	—	86,899
Residential – nonagency	—	5,467	—	—	5,467
Commercial – nonagency	—	4,317	—	—	4,317
Total mortgage-backed securities	16	96,667	—	—	96,683
U.S. Treasury and government agencies	355,307	951	—	—	356,258
Obligations of U.S. states and municipalities	—	18,980	—	—	18,980
Non-U.S. government debt securities	39,887	13,324	—	—	53,211
Corporate debt securities	—	16	108	—	124
Asset-backed securities:
Collateralized loan obligations	—	21,995	—	—	21,995
Other(a)	—	1,786	—	—	1,786
Total available-for-sale securities	395,210	153,719	108	—	549,037
Loans	—	59,071	3,184	—	62,255
Mortgage servicing rights	—	—	9,093	—	9,093
Other assets(d)	8,494	10,699	1,071	—	20,264
Total assets measured at fair value on a recurring basis	$1,061,629	$1,796,056	$28,043	$(597,251)	$2,288,477
Deposits	$—	$18,499	$1,304	$—	$19,803
Federal funds purchased and securities loaned or sold under repurchase agreements	—	620,136	—	—	620,136
Short-term borrowings	—	23,070	5,867	—	28,937
Trading liabilities:
Debt and equity instruments(c)	152,659	43,552	335	—	196,546
Derivative payables:
Interest rate	3,303	257,304	2,739	(254,756)	8,590
Credit	—	16,471	2,262	(16,755)	1,978
Foreign exchange	329	205,067	1,347	(190,941)	15,802
Equity	2,389	118,744	5,558	(110,324)	16,367
Commodity	—	35,211	608	(27,266)	8,553
Total derivative payables	6,021	632,797	12,514	(600,042)	51,290
Total trading liabilities	158,680	676,349	12,849	(600,042)	247,836
Accounts payable and other liabilities	5,061	5,630	47	—	10,738
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	95,532	49,172	—	144,704
Total liabilities measured at fair value on a recurring basis	$163,741	$1,439,221	$69,239	$(600,042)	$1,072,159

	Fair value hierarchy			Derivative netting adjustments(e)

December 31, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$327,018	$—	$—	$327,018
Securities borrowed	—	98,111	—	—	98,111
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	157,834	307	—	158,141
Residential – nonagency	—	2,002	5	—	2,007
Commercial – nonagency	—	1,937	—	—	1,937
Total mortgage-backed securities	—	161,773	312	—	162,085
U.S. Treasury, GSEs and government agencies(a)	225,255	18,629	—	—	243,884
Obligations of U.S. states and municipalities	—	6,129	1	—	6,130
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,345	—	—	1,345
Non-U.S. government debt securities	77,385	47,054	245	—	124,684
Corporate debt securities	—	45,053	454	—	45,507
Loans	—	11,782	1,143	—	12,925
Asset-backed securities	—	3,986	27	—	4,013
Total debt instruments	302,640	295,751	2,182	—	600,573
Equity securities	107,585	2,153	138	—	109,876
Physical commodities(b)	20,880	947	30	—	21,857
Other	—	12,346	444	—	12,790
Total debt and equity instruments(c)	431,105	311,197	2,794	—	745,096
Derivative receivables:
Interest rate	1,579	276,565	3,740	(256,483)	25,401
Credit	—	12,018	1,006	(12,545)	479
Foreign exchange	111	181,318	1,807	(163,881)	19,355
Equity	806	95,098	1,819	(91,856)	5,867
Commodity	—	29,961	554	(23,840)	6,675
Total derivative receivables	2,496	594,960	8,926	(548,605)	57,777
Total trading assets(d)	433,601	906,157	11,720	(548,605)	802,873
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	1	90,971	—	—	90,972
Residential – nonagency	—	5,991	—	—	5,991
Commercial – nonagency	—	4,481	3	—	4,484
Total mortgage-backed securities	1	101,443	3	—	101,447
U.S. Treasury and government agencies	315,361	461	—	—	315,822
Obligations of U.S. states and municipalities	—	20,240	—	—	20,240
Non-U.S. government debt securities	34,308	11,347	—	—	45,655
Corporate debt securities	—	20	108	—	128
Asset-backed securities:
Collateralized loan obligations	—	21,947	—	—	21,947
Other(a)	—	1,959	—	—	1,959
Total available-for-sale securities	349,670	157,417	111	—	507,198
Loans	—	67,622	3,062	—	70,684
Mortgage servicing rights	—	—	9,167	—	9,167
Other assets(d)	6,864	6,890	1,047	—	14,801
Total assets measured at fair value on a recurring basis	$790,135	$1,563,215	$25,107	$(548,605)	$1,829,852
Deposits	$—	$18,574	$2,356	$—	$20,930
Federal funds purchased and securities loaned or sold under repurchase agreements	—	360,194	—	—	360,194
Short-term borrowings	—	26,902	5,558	—	32,460
Trading liabilities:
Debt and equity instruments(c)	135,366	33,998	326	—	169,690
Derivative payables:
Interest rate	2,071	253,078	2,434	(250,122)	7,461
Credit	—	15,487	2,141	(15,612)	2,016
Foreign exchange	118	176,521	1,502	(163,308)	14,833
Equity	1,210	110,451	5,356	(102,211)	14,806
Commodity	—	25,799	570	(19,156)	7,213
Total derivative payables	3,399	581,336	12,003	(550,409)	46,329
Total trading liabilities	138,765	615,334	12,329	(550,409)	216,019
Accounts payable and other liabilities	3,967	2,655	38	—	6,660
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	87,886	46,673	—	134,559
Total liabilities measured at fair value on a recurring basis	$142,732	$1,111,550	$66,954	$(550,409)	$770,827
(a)At March 31, 2026 and December 31, 2025, included total U.S. GSE obligations of $169.2 billion and $158.4 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At both March 31, 2026 and December 31, 2025, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion, primarily reported in other assets.
(e)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
Level 3 valuations
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

Level 3 inputs(a)
March 31, 2026
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$917	Discounted cash flows	Yield	0%	40%	7%
			Prepayment speed	6%	14%	9%
			Conditional default rate	0%	3%	0%
			Loss severity	0%	100%	7%
Commercial mortgage-backed securities and loans(c)	1,192	Market comparables	Price	$0	$93	$81
Corporate debt securities	590	Market comparables	Price	$0	$177	$107
Loans(d)	2,399	Market comparables	Price	$0	$101	$83
Non-U.S. government debt securities	207	Market comparables	Price	$2	$122	$99
Net interest rate derivatives	1,733	Option pricing	Interest rate volatility	24bps	503bps	100bps
			Interest rate spread volatility	44bps	59bps	49bps
			Bermudan switch value	0%	52%	17%
			Interest rate correlation	(64)%	97%	56%
			IR-FX correlation	(35)%	60%	4%
			Inflation Volatility	11bps	174bps	63bps
	(4)	Discounted cash flows	Prepayment speed	0%	21%	7%
			Interest Rate Curve	3%	15%	5%
Net credit derivatives	21	Discounted cash flows	Credit correlation	29%	79%	52%
			Credit spread	0bps	6,941bps	393bps
			Recovery rate	10%	90%	52%
	39	Market comparables	Price	$0	$115	$79
Net foreign exchange derivatives	621	Option pricing	IR-FX correlation	(50)%	60%	16%
	(49)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	3%	18%	9%
Net equity derivatives	(3,139)	Option pricing	Forward equity price(h)	84%	141%	101%
			Equity volatility	2%	135%	36%
			Equity correlation	0%	100%	54%
			Equity-FX correlation	(78)%	71%	(33)%
			Equity-IR correlation	0%	10%	6%
Net commodity derivatives	145	Option pricing	Oil commodity forward	$47/BBL	$1,680/BBL	$302/BBL
			Natural gas commodity forward	$1/MMBTU	$6/MMBTU	$3/MMBTU
			Commodity volatility	2%	41%	6%
			Commodity correlation	(15)%	98%	11%
MSRs	9,093	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	54,683	Option pricing	Interest rate volatility	24bps	503bps	100bps
			Bermudan switch value	0%	52%	17%
			Interest rate correlation	(64)%	97%	56%
			IR-FX correlation	(35)%	60%	4%
			Equity volatility	3%	117%	35%
			Equity correlation	0%	100%	60%
			Equity-FX correlation	(84)%	65%	(33)%
			Equity-IR correlation	5%	20%	13%
	1,660	Discounted cash flows	Credit correlation	27%	76%	52%
			Credit spread	1bps	345bps	63bps
			Recovery rate	20%	40%	36%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,382
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $268 million, nonagency securities of $5 million and non-trading loans of $644 million.
(c)Comprises trading loans of $93 million and non-trading loans of $1.1 billion.
(d)Comprises trading loans of $958 million and non-trading loans of $1.4 billion.
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
(f)Includes equity securities of $938 million, including $765 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2026	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2026
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$307	$1		$1	$(28)		$(13)	$—	$—	$268	$(1)
Residential – nonagency	5	2		4	(6)		—	—	—	5	—
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Total mortgage-backed securities	312	3		5	(34)		(13)	—	—	273	(1)
Obligations of U.S. states and municipalities	1	24		—	—		—	5	—	30	24
Non-U.S. government debt securities	245	(7)		38	(61)		—	—	(8)	207	(6)
Corporate debt securities	454	(1)		63	(30)		—	1	(5)	482	2
Loans	1,143	(29)		201	(94)		(3)	69	(236)	1,051	(29)
Asset-backed securities	27	—		—	—		(1)	—	—	26	—
Total debt instruments	2,182	(10)		307	(219)		(17)	75	(249)	2,069	(10)
Equity securities	138	7		46	(108)		(4)	96	(3)	172	14
Physical commodities	30	32		—	—		(51)	—	—	11	29
Other	444	(47)		49	—		(15)	54	(31)	454	(31)
Total trading assets – debt and equity instruments	2,794	(18)	(c)	402	(327)		(87)	225	(283)	2,706	2	(c)
Net derivative receivables:(b)
Interest rate	1,306	318		32	(105)		49	110	19	1,729	356
Credit	(1,135)	1,496		1	(42)		(324)	(8)	72	60	1,483
Foreign exchange	305	68		89	(114)		88	79	57	572	68
Equity	(3,537)	690		356	(800)		89	107	(44)	(3,139)	426
Commodity	(16)	210		4	(130)		80	(25)	22	145	228
Total net derivative receivables	(3,077)	2,782	(c)	482	(1,191)		(18)	263	126	(633)	2,561	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	3	(3)		—	—		—	—	—	—	—
Corporate debt securities	108	6		—	—		—	—	(6)	108	6
Total available-for-sale securities	111	3	(d)	—	—		—	—	(6)	108	6	(d)
Loans	3,062	93	(c)	148	(107)		(176)	340	(176)	3,184	83	(c)
Mortgage servicing rights	9,167	38	(e)	156	2		(270)	—	—	9,093	38	(e)
Other assets	1,047	9	(c)	21	(2)		(4)	1	(1)	1,071	9	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2026	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2026
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,356	$(88)	(c)(f)	$—	$—	$304	$(1,089)	$—	$(179)	$1,304	$(89)	(c)(f)
Short-term borrowings	5,558	(74)	(c)(f)	—	—	3,923	(3,544)	7	(3)	5,867	(130)	(c)(f)
Trading liabilities – debt and equity instruments	326	4	(c)	(5)	10	—	—	—	—	335	8	(c)
Accounts payable and other liabilities	38	7	(c)	(2)	3	—	—	1	—	47	7	(c)
Long-term debt	46,673	(1,190)	(c)(f)	—	—	10,613	(6,428)	103	(599)	49,172	(1,262)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2025 (in millions)	Fair value at Jan 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2025	Change in unrealized gains/(losses) related to financial instruments held at Mar. 31, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$488	$3		$3	$(88)		$(16)	$—	$—	$390	$(4)
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	10	(3)		—	—		—	—	—	7	(3)
Total mortgage-backed securities	503	—		3	(88)		(16)	—	—	402	(7)
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Non-U.S. government debt securities	152	12		76	(78)		(1)	—	—	161	29
Corporate debt securities	390	7		99	(51)		(5)	10	(8)	442	75
Loans	1,088	(6)		351	(214)		(110)	141	(447)	803	(7)
Asset-backed securities	10	—		—	—		—	—	—	10	—
Total debt instruments	2,144	13		529	(431)		(132)	151	(455)	1,819	90
Equity securities	62	(4)		61	(40)		—	61	(7)	133	(3)
Physical commodities	26	(10)		—	—		(2)	—	—	14	(4)
Other	210	(42)		9	—		(14)	76	—	239	(41)
Total trading assets – debt and equity instruments	2,442	(43)	(c)	599	(471)		(148)	288	(462)	2,205	42	(c)
Net derivative receivables:(b)
Interest rate	301	597		89	(117)		139	(60)	45	994	666
Credit	(363)	(117)		79	—		(138)	(146)	(18)	(703)	(97)
Foreign exchange	20	232		63	(153)		69	73	(6)	298	175
Equity	(2,866)	1,747		272	(777)		(954)	(577)	194	(2,961)	1,600
Commodity	(73)	103		26	(62)		62	1	(17)	40	111
Total net derivative receivables	(2,981)	2,562	(c)	529	(1,109)		(822)	(709)	198	(2,332)	2,455	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	—		—	—		—	—	—	8	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	8	—		—	—		—	—	—	8	—
Loans	2,416	29	(c)	54	(72)		(300)	453	(182)	2,398	(13)	(c)
Mortgage servicing rights	9,121	(127)	(e)	390	4		(261)	—	—	9,127	(127)	(e)
Other assets	1,344	32	(c)	12	(31)		(10)	56	(33)	1,370	32	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2025 (in millions)	Fair value at Jan 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Mar. 31, 2025	Change in unrealized (gains)/losses related to financial instruments held at Mar. 31, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,185	$52	(c)(f)	$—	$—	$362	$(625)	$—	$(25)	$1,949	$48	(c)(f)
Short-term borrowings	3,476	49	(c)(f)	—	—	2,360	(1,812)	10	(38)	4,045	20	(c)(f)
Trading liabilities – debt and equity instruments	46	(10)	(c)	—	11	—	—	16	(19)	44	(8)	(c)
Accounts payable and other liabilities	76	(8)	(c)	—	1	—	—	—	(33)	36	(8)	(c)
Long-term debt	34,564	(210)	(c)(f)	—	—	7,654	(5,091)	158	(593)	36,482	(316)	(c)(f)

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at both March 31, 2026 and December 31, 2025. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 6% and 9% at March 31, 2026 and December 31, 2025, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the three months ended March 31, 2026 and 2025.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2026 and 2025. Unrealized (gains)/losses are reported in OCI, and were $(445) million and $(73) million for the three months ended March 31, 2026 and 2025, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2025, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 95 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2026
Level 3 assets were $28.0 billion at March 31, 2026, reflecting an increase of $2.9 billion from December 31, 2025.
The increase for the three months ended March 31, 2026 was driven by higher:
•Gross derivative receivables of $3.0 billion due to gains, purchases and net transfers partially offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2026 and 2025, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
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

Three months ended March 31, 2026
•$2.9 billion of net gains on assets, driven by gains in net derivative receivables due to market movements.
•$1.3 billion of net gains on liabilities, predominantly driven by gains in long-term debt due to market movements.
Three months ended March 31, 2025
•$2.5 billion of net gains on assets, driven by gains in net derivative receivables due to market movements partially offset by losses on MSRs reflecting faster prepayment speeds on lower rates.
•$127 million of net net gains on liabilities, driven by gains in long-term debt due to market movements partially offset by losses in deposits and short-term borrowings due to market movements.
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

	Three months ended March 31,
(in millions)	2026	2025
Credit and funding adjustments:
Derivatives CVA	$(111)	$(45)
Derivatives FVA	(35)	(25)
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2026 and 2025, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2026 and 2025, by major product category and fair value hierarchy.

March 31, 2026 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$1,594	$471	$2,065
Other assets(a)	—	3	425	428
Total assets measured at fair value on a nonrecurring basis	$—	$1,597	$896	$2,493
Accounts payable and other liabilities	—	—	129	129
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$129	$129

March 31, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$994	$441	$1,435
Other assets	—	6	258	264
Total assets measured at fair value on a nonrecurring basis	$—	$1,000	$699	$1,699
Accounts payable and other liabilities	—	—	1	1
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$1	$1
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $425 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2026, $373 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2026 and 2025, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2026	2025
Loans	$(39)	$(74)
Other assets(a)	129	27
Accounts payable and other liabilities	(129)	(1)
Total nonrecurring fair value gains/(losses)	$(39)	$(48)
(a)Included $121 million and $34 million for the three months ended March 31, 2026 and 2025, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2026 and 2025, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended March 31,
As of or for the period ended, (in millions)	2026	2025
Other assets
Carrying value(a)	$5,797	$3,988
Upward carrying value changes(b)	147	52
Downward carrying value changes/impairment(c)	(26)	(18)
(a)The carrying value as of December 31, 2025 was $4.9 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and March 31, 2026 were $1.5 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2026 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio at both March 31, 2026 and 2025.
The Visa B-2 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-2 shares to Visa A shares was 1.5075 at March 31, 2026 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of March 31, 2026, there is significant uncertainty regarding when the transfer restrictions on Visa B-2 shares may be terminated and what the final conversion rate for the Visa B-2 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-2 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
On April 13, 2026, Visa commenced an exchange offer expiring May 8, 2026 for any and all outstanding shares of Visa Class B-1 common stock ("Visa B-1 shares") and Visa B-2 shares. Holders participating in the exchange offer would receive a combination of Visa Class B-3 common stock (“Visa B-3 shares”) and Visa Class C common stock (“Visa C shares”) in exchange for Visa B-1 shares or Visa B-2 shares that are validly tendered and accepted for exchange by Visa. The Firm has tendered its 18.6 million Visa B-2 shares, and that tender is pending Visa’s acceptance. In exchange for each Visa B-2 share that is validly tendered and accepted for exchange by Visa, the Firm would receive one half of a newly issued Visa B-3 share and newly issued Visa C shares in an amount equivalent to one half of a Visa B-2 share. Upon acceptance by Visa of the Firm’s tender, the Visa C shares received by the Firm would be recognized at fair value, which is expected to result in a gain that may be recorded as early as the second quarter of 2026. The Visa B-3 shares would continue to be held at their nominal carrying value and would continue to be subject to transfer restrictions. The Firm would be entitled to sell the Visa C shares received after a brief lock-up period expires. Visa is also authorized to extend offers for potential future exchanges, each enabling the release of additional Visa B shares if certain conditions are met. The timing of future exchange offers is dependent upon actions taken by Visa and other factors that are outside of the Firm’s control.
Separately, in connection with sales of Visa B shares prior to 2024, the Firm has entered into derivative instruments with the purchasers of the shares under which the Firm retains the risk associated with changes in the conversion rate. As of March 31, 2026, the Firm held derivative instruments associated with 11.6 million Visa B-2 shares related to Visa B share sales prior to 2024, which are all subject to similar terms and conditions. Refer to page 193 of JPMorganChase’s 2025 Form 10-K for further information.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at March 31, 2026 and December 31, 2025, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$22.0	$22.0	$—	$—	$22.0	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	290.1	290.1	—	—	290.1	321.6	321.6	—	—	321.6
Accrued interest and accounts receivable	141.9	—	141.7	0.2	141.9	111.1	—	111.0	0.1	111.1
Federal funds sold and securities purchased under resale agreements	10.2	—	10.2	—	10.2	9.4	—	9.4	—	9.4
Securities borrowed	178.5	—	178.5	—	178.5	188.1	—	188.1	—	188.1
Investment securities, held-to-maturity	272.1	134.4	120.1	—	254.5	270.1	126.4	126.9	—	253.3
Loans, net of allowance for loan losses(a)	1,415.3	—	316.7	1,102.6	1,419.3	1,397.0	—	314.6	1,089.2	1,403.8
Other	97.6	—	97.2	0.6	97.8	93.0	—	91.7	1.5	93.2
Financial liabilities
Deposits	$2,655.7	$—	$2,655.9	$—	$2,655.9	$2,538.4	$—	$2,538.8	$—	$2,538.8
Federal funds purchased and securities loaned or sold under repurchase agreements	96.5	—	96.5	—	96.5	82.2	—	82.2	—	82.2
Short-term borrowings	39.1	—	39.1	—	39.1	32.3	—	32.3	—	32.3
Accounts payable and other liabilities(b)	300.7	—	287.3	12.4	299.7	262.6	—	248.7	13.0	261.7
Beneficial interests issued by consolidated VIEs	27.1	—	27.1	—	27.1	27.9	—	28.0	—	28.0
Long-term debt	304.0	—	254.0	51.9	305.9	300.6	—	253.0	52.1	305.1
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

	March 31, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.2	$—	$—	$4.2	$4.2	$3.2	$—	$—	$4.5	$4.5
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments with or without notice to the borrower, as permitted by law, or in accordance with the contract. Refer to page 176 of JPMorganChase’s 2025 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2026 and 2025, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2026				2025
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$26	$—		$26
Securities borrowed	(11)	—		(11)	—	—		—
Trading assets:
Debt and equity instruments, excluding loans	(417)	—		(417)	(199)	—		(199)
Loans reported as trading assets:
Changes in instrument-specific credit risk	136	—		136	24	—		24
Other changes in fair value	7	2	(c)	9	3	3	(c)	6
Loans:
Changes in instrument-specific credit risk	164	3	(c)	167	269	—		269
Other changes in fair value	(56)	69	(c)	13	170	181	(c)	351
Other assets	17	(2)	(d)	15	28	—		28
Deposits(a)	(17)	—		(17)	(461)	—		(461)
Federal funds purchased and securities loaned or sold under repurchase agreements	9	—		9	(7)	—		(7)
Short-term borrowings(a)	115	—		115	(147)	—		(147)
Trading liabilities	(57)	—		(57)	18	—		18
Other liabilities	—	—		—	2	—		2
Long-term debt(a)(b)	1,665	(5)	(c)(d)	1,660	(185)	(6)	(c)(d)	(191)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three months ended March 31, 2026 and 2025.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2026 and December 31, 2025, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2026				December 31, 2025
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,581		$651	$(2,930)	$3,443		$545	$(2,898)
Loans	1,599		1,141	(458)	1,994		1,518	(476)
Subtotal	5,180		1,792	(3,388)	5,437		2,063	(3,374)
90 or more days past due and government guaranteed
Loans(a)	208		199	(9)	152		144	(8)
All other performing loans(b)
Loans reported as trading assets	15,177		12,737	(2,440)	14,852		12,380	(2,472)
Loans(c)	61,429		60,915	(514)	68,802		69,022	220
Subtotal	76,606		73,652	(2,954)	83,654		81,402	(2,252)
Total loans	$81,994		$75,643	$(6,351)	$89,243		$83,609	$(5,634)
Long-term debt
Principal-protected debt	$85,048	(e)	$72,199	$(12,849)	$73,984	(e)	$63,770	$(10,214)
Nonprincipal-protected debt(d)	NA		72,505	NA	NA		70,789	NA
Total long-term debt	NA		$144,704	NA	NA		$134,559	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$5	NA	NA		$5	NA
Total long-term beneficial interests	NA		$5	NA	NA		$5	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of March 31, 2026 and December 31, 2025.
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
At March 31, 2026 and December 31, 2025, the contractual amount of lending-related commitments for which the fair value option was elected was $21.6 billion and $18.9 billion, respectively, with a corresponding fair value of $82 million and $42 million, respectively. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2026					December 31, 2025
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$69,576	$2,769	$16,049		$88,394	$61,398	$3,273	$17,184		$81,855
Credit	9,138	702	—		9,840	8,677	817	—		9,494
Foreign exchange	2,512	805	483		3,800	2,617	606	448		3,671
Equity	57,913	11,230	3,094		72,237	55,890	9,978	3,095		68,963
Commodity	943	328	—	(a)	1,271	828	154	—	(a)	982
Total structured notes	$140,082	$15,834	$19,626		$175,542	$129,410	$14,828	$20,727		$164,965
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $3.2 billion and $2.8 billion for the periods ended March 31, 2026 and December 31, 2025, respectively.

Note 4 – Derivative instruments
JPMorganChase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	107-108
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	109
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	107-108
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	109
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	109
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	107-108
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	110
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	110
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	110
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	110
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	110

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of March 31, 2026 and December 31, 2025.

	Notional amounts(b)
(in billions)	March 31, 2026	December 31, 2025
Interest rate contracts
Swaps	$24,128	$19,056
Futures and forwards	5,026	3,305
Written options	4,366	3,775
Purchased options	4,225	3,400
Total interest rate contracts	37,745	29,536
Credit derivatives(a)	1,949	1,381
Foreign exchange contracts
Cross-currency swaps	5,900	5,476
Spot, futures and forwards	11,299	8,187
Written options	1,185	979
Purchased options	1,172	953
Total foreign exchange contracts	19,556	15,595
Equity contracts
Swaps	1,255	1,147
Futures and forwards	246	196
Written options	1,158	1,118
Purchased options	998	971
Total equity contracts	3,657	3,432
Commodity contracts
Swaps	204	189
Spot, futures and forwards	319	270
Written options	161	119
Purchased options	144	120
Total commodity contracts	828	698
Total derivative notional amounts	$63,735	$50,642
(a)Refer to the Credit derivatives discussion on pages 111-112 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2026 and December 31, 2025, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2026 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$287,095	$—	$287,095	$25,777	$263,345	$1	$263,346	$8,590
Credit	15,529	—	15,529	1,588	18,733	—	18,733	1,978
Foreign exchange	212,620	1,213	213,833	23,950	205,602	1,141	206,743	15,802
Equity	112,357	—	112,357	9,405	126,691	—	126,691	16,367
Commodity	39,311	710	40,021	10,864	34,743	1,076	35,819	8,553
Total fair value of trading assets and liabilities	$666,912	$1,923	$668,835	$71,584	$649,114	$2,218	$651,332	$51,290

	Gross derivative receivables				Gross derivative payables
December 31, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$281,884	$—	$281,884	$25,401	$257,582	$1	$257,583	$7,461
Credit	13,024	—	13,024	479	17,628	—	17,628	2,016
Foreign exchange	182,887	349	183,236	19,355	177,158	983	178,141	14,833
Equity	97,723	—	97,723	5,867	117,017	—	117,017	14,806
Commodity	29,932	583	30,515	6,675	24,744	1,625	26,369	7,213
Total fair value of trading assets and liabilities	$605,450	$932	$606,382	$57,777	$594,129	$2,609	$596,738	$46,329
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2026 and December 31, 2025, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

	March 31, 2026				December 31, 2025
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$162,822	$(139,552)	$23,270		$162,300	$(138,107)	$24,193
OTC–cleared	121,854	(121,351)	503		118,377	(118,303)	74
Exchange-traded(a)	434	(415)	19		128	(73)	55
Total interest rate contracts	285,110	(261,318)	23,792		280,805	(256,483)	24,322
Credit contracts:
OTC	12,189	(10,844)	1,345		9,723	(9,433)	290
OTC–cleared	3,265	(3,097)	168		3,233	(3,112)	121
Total credit contracts	15,454	(13,941)	1,513		12,956	(12,545)	411
Foreign exchange contracts:
OTC	207,360	(186,979)	20,381		180,120	(163,029)	17,091
OTC–cleared	3,135	(2,892)	243		904	(849)	55
Exchange-traded(a)	16	(12)	4		21	(3)	18
Total foreign exchange contracts	210,511	(189,883)	20,628		181,045	(163,881)	17,164
Equity contracts:
OTC	50,477	(46,041)	4,436		33,418	(31,170)	2,248
Exchange-traded(a)	60,030	(56,911)	3,119		63,168	(60,686)	2,482
Total equity contracts	110,507	(102,952)	7,555		96,586	(91,856)	4,730
Commodity contracts:
OTC	28,221	(20,205)	8,016		18,244	(14,469)	3,775
OTC–cleared	64	(49)	15		109	(79)	30
Exchange-traded(a)	9,122	(8,903)	219		9,565	(9,292)	273
Total commodity contracts	37,407	(29,157)	8,250		27,918	(23,840)	4,078
Derivative receivables with appropriate legal opinion	658,989	(597,251)	61,738	(d)	599,310	(548,605)	50,705	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	9,846		9,846		7,072		7,072
Total derivative receivables recognized on the Consolidated balance sheets	$668,835		$71,584		$606,382		$57,777
Collateral not nettable on the Consolidated balance sheets(b)(c)			(32,366)				(28,891)
Net amounts			$39,218				$28,886

	March 31, 2026				December 31, 2025
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$135,569	$(128,745)	$6,824		$135,045	$(128,464)	$6,581
OTC–cleared	125,836	(125,560)	276		121,702	(121,557)	145
Exchange-traded(a)	568	(451)	117		104	(101)	3
Total interest rate contracts	261,973	(254,756)	7,217		256,851	(250,122)	6,729
Credit contracts:
OTC	15,789	(14,251)	1,538		14,848	(13,196)	1,652
OTC–cleared	2,536	(2,504)	32		2,446	(2,416)	30
Total credit contracts	18,325	(16,755)	1,570		17,294	(15,612)	1,682
Foreign exchange contracts:
OTC	202,066	(188,038)	14,028		175,485	(162,455)	13,030
OTC–cleared	2,992	(2,893)	99		897	(850)	47
Exchange-traded(a)	13	(10)	3		9	(3)	6
Total foreign exchange contracts	205,071	(190,941)	14,130		176,391	(163,308)	13,083
Equity contracts:
OTC	66,477	(53,413)	13,064		53,530	(41,552)	11,978
Exchange-traded(a)	57,622	(56,911)	711		61,363	(60,659)	704
Total equity contracts	124,099	(110,324)	13,775		114,893	(102,211)	12,682
Commodity contracts:
OTC	23,214	(18,347)	4,867		14,176	(9,786)	4,390
OTC–cleared	49	(49)	—		79	(79)	—
Exchange-traded(a)	9,596	(8,870)	726		9,334	(9,291)	43
Total commodity contracts	32,859	(27,266)	5,593		23,589	(19,156)	4,433
Derivative payables with appropriate legal opinion	642,327	(600,042)	42,285	(d)	589,018	(550,409)	38,609	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	9,005		9,005		7,720		7,720
Total derivative payables recognized on the Consolidated balance sheets	$651,332		$51,290		$596,738		$46,329
Collateral not nettable on the Consolidated balance sheets(b)(c)			(18,473)				(18,478)
Net amounts			$32,817				$27,851
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
(d)Net derivatives receivable included cash collateral netted of $58.7 billion and $54.7 billion at March 31, 2026 and December 31, 2025, respectively. Net derivatives payable included cash collateral netted of $61.5 billion and $56.5 billion at March 31, 2026 and December 31, 2025, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2026 and December 31, 2025.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2026	December 31, 2025
Aggregate fair value of net derivative payables	$19,713	$19,986
Collateral posted	19,488	20,555
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2026 and December 31, 2025, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2026		December 31, 2025
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$53	$221	$28	$124
Amount required to settle contracts with termination triggers upon downgrade(b)	14	91	15	96
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2026 and 2025, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2026 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$63	$230	$293	$—	$321	$—
Foreign exchange(c)	395	(322)	73	(158)	74	55
Commodity(d)	(2,002)	1,997	(5)	—	(9)	—
Total	$(1,544)	$1,905	$361	$(158)	$386	$55

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$41	$292	$333	$—	$302	$—
Foreign exchange(c)	247	(204)	43	(135)	43	37
Commodity(d)	(1,329)	1,400	71	—	56	—
Total	$(1,041)	$1,488	$447	$(135)	$401	$37
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

As of March 31, 2026 and December 31, 2025, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2026 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$245,236	(c)	$2,396	$(1,236)	$1,160
Liabilities
Long-term debt	221,555		(895)	(8,596)	(9,491)
Beneficial interests issued by consolidated VIEs	5,855		8	—	8

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$255,109	(c)	$3,693	$(1,374)	$2,319
Liabilities
Long-term debt	222,611		232	(8,689)	(8,457)
Beneficial interests issued by consolidated VIEs	5,884		37	—	37
(a)Excludes physical commodities with a carrying value of $14.3 billion and $22.9 billion at March 31, 2026 and December 31, 2025, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2026 and December 31, 2025, the carrying amount excluded for AFS securities was $41.3 billion and $33.6 billion, respectively. At March 31, 2026 and December 31, 2025, the carrying amount excluded for long-term debt was $577 million and $587 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At March 31, 2026 and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $82.1 billion and $91.9 billion, of which $65.7 billion and $68.9 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At March 31, 2026 and December 31, 2025, the cumulative amount of basis adjustments was $(399) million and $(32) million, which is comprised of $179 million and $641 million for active hedging relationships, and $(578) million and $(673) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2026 and 2025, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2026 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(409)	$(1,317)	$(908)
Foreign exchange(b)	40	(242)	(282)
Total	$(369)	$(1,559)	$(1,190)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(599)	$1,446	$2,045
Foreign exchange(b)	(22)	141	163
Total	$(621)	$1,587	$2,208
(a)Primarily consists of hedges of SOFR-indexed and Prime-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2026 and 2025.
Over the next 12 months, the Firm expects that approximately $(1.5) billion (after-tax) of net losses recorded in AOCI at March 31, 2026, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2026 and 2025.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2026		2025
Three months ended March 31, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$45	$1,065	$33	$(2,134)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. There were no sales or liquidations of legal entities that resulted in reclassifications for the three months ended March 31, 2026 and 2025. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2026	2025
Contract type
Interest rate(a)	$104	$56
Credit(b)	20	(60)
Foreign exchange(c)	(9)	41
Equity(d)	19	(2)
Total	$134	$35
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2026 and December 31, 2025. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
March 31, 2026 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(724,598)	$766,627	$42,029	$6,942
Other credit derivatives(a)	(193,990)	244,846	50,856	11,999
Total credit derivatives	(918,588)	1,011,473	92,885	18,941
Credit-related notes(b)	—	—	—	14,108
Total	$(918,588)	$1,011,473	$92,885	$33,049

	Maximum payout/Notional amount
December 31, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(503,480)	$549,440	$45,960	$6,840
Other credit derivatives(a)	(124,650)	187,090	62,440	9,495
Total credit derivatives	(628,130)	736,530	108,400	16,335
Credit-related notes(b)	—	—	—	13,162
Total	$(628,130)	$736,530	$108,400	$29,497
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of March 31, 2026 and December 31, 2025, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
March 31, 2026 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(214,528)	$(331,370)	$(141,320)	$(687,218)	$4,526	$(1,432)	$3,094
Noninvestment-grade	(43,808)	(134,738)	(52,824)	(231,370)	3,386	(2,900)	486
Total	$(258,336)	$(466,108)	$(194,144)	$(918,588)	$7,912	$(4,332)	$3,580

December 31, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(146,799)	$(314,100)	$(28,117)	$(489,016)	$4,969	$(908)	$4,061
Noninvestment-grade	(43,863)	(91,220)	(4,031)	(139,114)	3,439	(2,085)	1,354
Total	$(190,662)	$(405,320)	$(32,148)	$(628,130)	$8,408	$(2,993)	$5,415
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2025 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2026	2025
Underwriting
Equity	$476	$321
Debt	1,107	1,169
Total underwriting	1,583	1,490
Advisory	1,275	688
Total investment banking fees	$2,858	$2,178
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

	Three months ended March 31,
(in millions)	2026	2025
Principal transactions revenue by instrument type
Interest rate(a)	$1,095	$1,358
Credit(b)	552	238
Foreign exchange	1,315	1,376
Equity	4,059	4,174
Commodity	966	481
Total revenue by instrument type	7,987	7,627
Private equity losses	—	(13)
Principal transactions	$7,987	$7,614
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2026	2025
Lending-related fees	$555	$533
Deposit-related fees	1,839	1,599
Total lending- and deposit-related fees	$2,394	$2,132
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended March 31,
(in millions)	2026	2025
Asset management fees
Investment management fees	$5,408	$4,603
All other asset management fees	107	97
Total asset management fees	$5,515	$4,700
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended March 31,
(in millions)	2026	2025
Commissions and other fees
Brokerage commissions	$1,195	$900
Administration fees	758	649
All other commissions and fees (a)	529	484
Total commissions and other fees	$2,482	$2,033
(a)Includes depositary receipt-related service fees, annuity and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.

Mortgage fees and related income: refer to Note 14 for additional information.
Card income
The following table presents the components of card income.

	Three months ended March 31,
(in millions)	2026	2025
Interchange and merchant processing income	$9,115	$8,398
Rewards costs and partner payments	(7,483)	(6,785)
All other(a)	(442)	(397)
Total card income	$1,190	$1,216
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended March 31,
(in millions)	2026	2025
Operating lease income	$1,153	$829
First Republic-related gain	—	588	(a)
(a)Relates to the settlement of outstanding items with the FDIC in 2025.
Refer to Note 16 for information on operating lease income included within other income.
First Republic-related gain: On January 17, 2025, the Firm reached an agreement with the FDIC with respect to certain outstanding items related to the First Republic acquisition. As a result of the agreement, the Firm made a payment of $609 million to the FDIC on January 31, 2025 and reduced its additional payable to the FDIC, which resulted in a gain of $588 million recorded in other income in the first quarter of 2025. In addition, as of June 30, 2025, all outstanding matters between the Firm and the FDIC related to the final settlement of the purchase price for the First Republic acquisition had been resolved. Refer to Note 34 on pages 312–314 of the Firm’s 2025 Form 10-K for additional information.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended March 31,
(in millions)	2026	2025
Legal expense	$223	$121
FDIC-related expense	332	(11)	(a)
Operating losses	286	386
(a)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025.

Note 6 – Interest income and interest expense
Refer to Note 7 of JPMorganChase’s 2025 Form 10-K for a description of JPMorganChase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2026	2025
Interest income
Loans(a)	$24,024	$22,420
Taxable securities	6,975	5,992
Non-taxable securities(b)	282	270
Total investment securities(a)	7,257	6,262
Trading assets - debt instruments	7,221	5,557
Federal funds sold and securities purchased under resale agreements	4,185	4,216
Securities borrowed	2,368	2,307
Deposits with banks	2,317	4,139
All other interest-earning assets(c)	1,819	1,952
Total interest income	$49,191	$46,853
Interest expense
Interest-bearing deposits	$10,284	$11,077
Federal funds purchased and securities loaned or sold under repurchase agreements	6,145	5,189
Short-term borrowings	525	535
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,263	2,091
Long-term debt	4,342	4,392
Beneficial interest issued by consolidated VIEs	266	296
Total interest expense	$23,825	$23,580
Net interest income	$25,366	$23,273
Provision for credit losses	2,507	3,305
Net interest income after provision for credit losses	$22,859	$19,968
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

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorganChase’s 2025 Form 10-K for a discussion of JPMorganChase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

	Three months ended March 31,
(in millions)	2026	2025
Total net periodic defined benefit plan credit	$(89)	$(65)
Total defined contribution plans	421	435
Total pension and OPEB cost included in noninterest expense	$332	$370
As of March 31, 2026 and December 31, 2025, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $22.8 billion and $23.6 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2025 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2026	2025
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$440	$424
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	733	629
Total noncash compensation expense related to employee share-based incentive plans	$1,173	$1,053
In the first quarter of 2026, in connection with its annual incentive grant for the 2025 performance year, the Firm granted 12 million RSUs and 370 thousand PSUs with weighted-average grant date fair values of $305.68 per RSU and $306.51 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2026, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2026				December 31, 2025
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$88,354	$654	$2,109	$86,899	$92,112	$1,075	$2,215	$90,972
Residential:
U.S.	5,171	17	22	5,166	5,564	38	17	5,585
Non-U.S.	300	1	—	301	405	1	—	406
Commercial	4,315	27	25	4,317	4,466	48	30	4,484
Total mortgage-backed securities	98,140	699	2,156	96,683	102,547	1,162	2,262	101,447
U.S. Treasury and government agencies	356,193	843	778	356,258	313,470	2,384	32	315,822
Obligations of U.S. states and municipalities	19,964	72	1,056	18,980	20,915	118	793	20,240
Non-U.S. government debt securities	53,787	51	627	53,211	45,676	215	236	45,655
Corporate debt securities	132	—	8	124	139	—	11	128
Asset-backed securities:
Collateralized loan obligations	21,989	15	9	21,995	21,897	51	1	21,947
Other	1,776	17	7	1,786	1,941	25	7	1,959
Unallocated portfolio layer fair value basis adjustments(a)	179	(179)	—	NA	641	(641)	—	NA
Total available-for-sale securities	552,160	1,518	4,641	549,037	507,226	3,314	3,342	507,198
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	86,990	37	9,387	77,640	89,073	57	9,200	79,930
U.S. Residential	7,271	4	597	6,678	7,542	6	570	6,978
Commercial	6,234	12	258	5,988	6,493	19	234	6,278
Total mortgage-backed securities	100,495	53	10,242	90,306	103,108	82	10,004	93,186
U.S. Treasury and government agencies	141,204	6	6,799	134,411	132,727	134	6,414	126,447
Obligations of U.S. states and municipalities	8,245	7	625	7,627	8,600	17	609	8,008
Asset-backed securities:
Collateralized loan obligations	21,277	9	18	21,268	24,695	29	6	24,718
Other	921	1	21	901	1,004	1	20	985
Total held-to-maturity securities	272,142	76	17,705	254,513	270,134	263	17,053	253,344
Total investment securities, net of allowance for credit losses	$824,302	$1,594	$22,346	$803,550	$777,360	$3,577	$20,395	$760,542
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $19.6 billion and $1.6 billion of HTM securities for the three months ended March 31, 2026 and 2025 respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $78 million and $106 million at March 31, 2026 and December 31, 2025, respectively.
(d)Excludes $5.2 billion and $4.6 billion of accrued interest receivable at March 31, 2026 and December 31, 2025, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three months ended March 31, 2026 and 2025. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2026 and December 31, 2025. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $2.9 billion and $2.2 billion, at March 31, 2026 and December 31, 2025, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2026 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$904	$4	$576	$18	$1,480	$22
Non-U.S.	—	—	19	—	19	—
Commercial	1,114	3	474	22	1,588	25
Total mortgage-backed securities	2,018	7	1,069	40	3,087	47
Obligations of U.S. states and municipalities	4,404	120	10,131	936	14,535	1,056
Non-U.S. government debt securities	33,805	428	4,694	199	38,499	627
Corporate debt securities	117	8	—	—	117	8
Asset-backed securities:
Collateralized loan obligations	6,182	8	139	1	6,321	9
Other	80	1	121	6	201	7
Total available-for-sale securities with gross unrealized losses	$46,606	$572	$16,154	$1,182	$62,760	$1,754

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$36	$—	$609	$17	$645	$17
Non-U.S.	3	—	20	—	23	—
Commercial	142	1	576	29	718	30
Total mortgage-backed securities	181	1	1,205	46	1,386	47
Obligations of U.S. states and municipalities	5,519	131	9,597	662	15,116	793
Non-U.S. government debt securities	9,324	76	4,954	160	14,278	236
Corporate debt securities	114	11	—	—	114	11
Asset-backed securities:
Collateralized loan obligations	814	—	143	1	957	1
Other	63	—	131	7	194	7
Total available-for-sale securities with gross unrealized losses	$16,015	$219	$16,030	$876	$32,045	$1,095

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both March 31, 2026 and December 31, 2025, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $78 million and $118 million as of March 31, 2026 and 2025, respectively, which included the impact of $31 million and $17 million, respectively, of reduction in the allowance related to sales of a corporate debt security.
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2026	2025
Realized gains	$393	$145
Realized losses	(329)	(182)
Investment securities gains/(losses)	$64	$(37)
Provision for credit losses	$3	$(17)

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2026, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2026 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$949	$11,722	$4,770	$80,716	$98,157
Fair value	943	11,823	4,808	79,109	96,683
Average yield(a)	2.84%	4.55%	4.52%	4.65%	4.61%
U.S. Treasury and government agencies
Amortized cost	$44,792	$231,914	$73,132	$6,355	$356,193
Fair value	44,909	231,938	73,020	6,391	356,258
Average yield(a)	4.14%	3.96%	4.10%	4.49%	4.02%
Obligations of U.S. states and municipalities
Amortized cost	$—	$20	$138	$19,806	$19,964
Fair value	—	20	132	18,828	18,980
Average yield(a)	—%	4.03%	3.94%	5.13%	5.13%
Non-U.S. government debt securities
Amortized cost	$15,489	$26,118	$10,948	$1,232	$53,787
Fair value	15,485	25,823	10,723	1,180	53,211
Average yield(a)	3.65%	4.01%	3.55%	2.68%	3.78%
Corporate debt securities
Amortized cost	$7	$130	$—	$—	$137
Fair value	2	122	—	—	124
Average yield(a)	17.50%	15.73%	—%	—%	15.82%
Asset-backed securities
Amortized cost	$2	$283	$1,261	$22,219	$23,765
Fair value	2	284	1,265	22,230	23,781
Average yield(a)	4.98%	5.36%	5.74%	4.85%	4.90%
Total available-for-sale securities
Amortized cost(b)	$61,239	$270,187	$90,249	$130,328	$552,003
Fair value	61,341	270,010	89,948	127,738	549,037
Average yield(a)	4.00%	4.00%	4.08%	4.73%	4.18%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$946	$8,930	$5,004	$85,645	$100,525
Fair value	937	8,429	4,596	76,344	90,306
Average yield(a)	2.17%	2.46%	3.24%	2.89%	2.86%
U.S. Treasury and government agencies
Amortized cost	$10,173	$118,798	$12,233	$—	$141,204
Fair value	10,084	113,129	11,198	—	134,411
Average yield(a)	2.71%	2.62%	2.10%	—%	2.58%
Obligations of U.S. states and municipalities
Amortized cost	$—	$53	$296	$7,922	$8,271
Fair value	—	49	275	7,303	7,627
Average yield(a)	—%	4.84%	3.24%	4.05%	4.02%
Asset-backed securities
Amortized cost	$—	$357	$10,140	$11,701	$22,198
Fair value	—	355	10,135	11,679	22,169
Average yield(a)	—%	2.78%	4.40%	4.50%	4.43%
Total held-to-maturity securities
Amortized cost(b)	$11,119	$128,138	$27,673	$105,268	$272,198
Fair value	11,021	121,962	26,204	95,326	254,513
Average yield(a)	2.66%	2.61%	3.16%	3.15%	2.88%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $22 million and the portfolio layer fair value hedge basis adjustments of $179 million at March 31, 2026. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $56 million at March 31, 2026.
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

Note 10 – Securities financing activities
Refer to Note 11 of JPMorganChase’s 2025 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities financing agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2026 and December 31, 2025. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	March 31, 2026
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$738,344	$(255,640)	$482,704	$(472,330)	$10,374
Securities borrowed	349,884	(65,360)	284,524	(234,515)	50,009
Liabilities
Securities sold under repurchase agreements	$957,380	$(255,640)	$701,740	$(664,593)	$37,147
Securities loaned and other(a)	90,719	(65,360)	25,359	(24,934)	425

	December 31, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$618,516	$(282,090)	$336,426	$(324,217)	$12,209
Securities borrowed	357,361	(71,170)	286,191	(234,466)	51,725
Liabilities
Securities sold under repurchase agreements	$715,251	$(282,090)	$433,161	$(397,550)	$35,611
Securities loaned and other(a)	86,829	(71,170)	15,659	(15,534)	125
(a)Includes securities-for-securities lending agreements of $10.7 billion and $6.6 billion at March 31, 2026 and December 31, 2025, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2026 and December 31, 2025, included $9.0 billion and $9.4 billion, respectively, of securities purchased under resale agreements; $46.0 billion and $44.0 billion, respectively, of securities borrowed; $36.2 billion and $34.9 billion, respectively, of securities sold under repurchase agreements; and securities loaned and other which were not material.

The tables below present as of March 31, 2026 and December 31, 2025 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2026		December 31, 2025
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$126,178	$—	$124,776	$—
Residential - nonagency	4,610	—	1,685	—
Commercial - nonagency	646	—	2,285	—
U.S. Treasury, GSEs and government agencies	488,806	2,106	346,938	703
Obligations of U.S. states and municipalities	1,700	—	1,624	—
Non-U.S. government debt	211,143	1,743	122,346	1,415
Corporate debt securities	68,363	4,907	66,100	3,433
Asset-backed securities	4,095	—	6,545	—
Equity securities	51,839	81,963	42,952	81,278
Total	$957,380	$90,719	$715,251	$86,829

	Remaining contractual maturity of the agreements
March 31, 2026 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$557,893	$257,142	$21,880	$120,465	$957,380
Total securities loaned and other	76,306	484	1,618	12,311	90,719

	Remaining contractual maturity of the agreements
December 31, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$406,605	$168,256	$18,169	$122,221	$715,251
Total securities loaned and other	78,233	1,316	976	6,304	86,829
Transfers not qualifying for sale accounting
At March 31, 2026 and December 31, 2025, the Firm held $790 million and $787 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

Note 11 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
Refer to Note 12 of JPMorganChase's 2025 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm's elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.
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
(e)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2026 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$367,274	$239,123	$818,839	$1,425,236
Held-for-sale	317	—	15,712	16,029
At fair value	24,069	—	38,186	62,255
Total	$391,660	$239,123	$872,737	$1,503,520

December 31, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$368,741	$247,797	$792,367	$1,408,905
Held-for-sale	334	—	13,506	13,840
At fair value	33,183	—	37,501	70,684
Total	$402,258	$247,797	$843,374	$1,493,429
(a)Excludes $7.0 billion of accrued interest receivables at both March 31, 2026 and December 31, 2025. The Firm wrote off accrued interest receivables of $17 million and $28 million for the three months ended March 31, 2026 and 2025, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs, which were not material as of March 31, 2026 and December 31, 2025. For the discount associated with First Republic loans, refer to Note 34 of JPMorganChase’s 2025 Form 10-K.

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

	2026					2025
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$191	(b)(c)	$—	$130	$321	$127	(b)(c)	$—	$130	$257
Sales	—		—	11,273	11,273	—		—	11,715	11,715
Retained loans reclassified to held-for-sale(a)	55		—	346	401	44		—	353	397
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
(c)Excludes purchases of retained loans of $911 million and $216 million for the three months ended March 31, 2026 and 2025, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

Three months ended March 31, (in millions)	2026	2025
Net gains/(losses) on sales of loans and lending-related commitments (a)	$(51)	$(70)
(a)Includes $72 million and $(70) million related to loans for the three months ended March 31, 2026 and 2025, respectively.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of scored residential mortgages, home equity loans and lines of credit, auto and business banking loans, with a focus on serving the prime consumer credit market. These loans include home equity loans secured by junior liens and prime mortgage loans with an interest-only payment period.
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2026	December 31, 2025
Residential real estate	$301,947	$303,531
Auto and other	65,327	65,210
Total retained loans	$367,274	$368,741
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the three months ended March 31, 2026 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$4,972	$20,929	$9,176	$13,716	$56,282	$181,633	$6,598	$6,113	$299,419
30–149 days past due	—	45	10	30	184	824	41	187	1,321
150 or more days past due	—	—	18	54	217	796	11	111	1,207
Total retained loans	$4,972	$20,974	$9,204	$13,800	$56,683	$183,253	$6,650	$6,411	$301,947
% of 30+ days past due to total retained loans(b)	—%	0.21%	0.30%	0.61%	0.71%	0.88%	0.78%	4.65%	0.83%
Gross charge-offs	$—	$—	$—	$—	$2	$4	$2	$1	$9

	Term loans by origination year(c)						Revolving loans		Total
As of or for the year ended December 31, 2025 (in millions, except ratios)	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$21,179	$9,894	$14,334	$57,258	$74,916	$110,489	$6,644	$6,246	$300,960
30–149 days past due	4	16	36	98	99	770	27	184	1,234
150 or more days past due	—	12	68	242	231	653	12	119	1,337
Total retained loans	$21,183	$9,922	$14,438	$57,598	$75,246	$111,912	$6,683	$6,549	$303,531
% of 30+ days past due to total retained loans(b)	0.02%	0.28%	0.72%	0.59%	0.44%	1.26%	0.58%	4.63%	0.84%
Gross charge-offs	$—	$2	$4	$7	$10	$9	$22	$4	$58
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at March 31, 2026 and December 31, 2025.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at March 31, 2026 and December 31, 2025. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2026	December 31, 2025
Nonaccrual loans(a)(b)(c)(d)	$3,574	$3,632

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$86	$71
Less than 660	6	4
Greater than 100% but less than or equal to 125% and refreshed FICO scores:
Equal to or greater than 660	214	282
Less than 660	4	5
Greater than 80% but less than or equal to 100% and refreshed FICO scores:
Equal to or greater than 660	4,659	5,990
Less than 660	104	131
Less than or equal to 80% and refreshed FICO scores:
Equal to or greater than 660	287,515	287,923
Less than 660	8,706	8,435
No FICO/LTV available(h)	653	690
Total retained loans	$301,947	$303,531

Weighted-average LTV ratio(e)(i)	47%	48%
Weighted-average FICO(f)(i)	775	775

Geographic region(h)(j)
California	$116,392	$117,500
New York	46,141	46,378
Florida	21,930	21,864
Texas	14,398	14,398
Massachusetts	12,923	12,985
Colorado	10,319	10,316
Washington	9,282	9,408
Illinois	9,020	9,152
New Jersey	7,479	7,486
Connecticut	6,823	6,823
All other	47,240	47,221
Total retained loans	$301,947	$303,531
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At March 31, 2026, approximately 10% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at March 31, 2026 and December 31, 2025.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $36 million and $37 million for the three months ended March 31, 2026 and 2025, respectively.
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
(h)Included U.S. government-guaranteed loans as of March 31, 2026 and December 31, 2025.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2026.

Loan modifications
The Firm grants certain modifications of residential real estate loans to borrowers experiencing financial difficulty. The Firm's proprietary modification programs as well as government programs, including U.S. GSE programs, that generally provide various modifications to borrowers experiencing financial difficulty including, but not limited to, interest rate reductions, term extensions, other-than-insignificant payment deferral and principal forgiveness that would otherwise have been required under the terms of the original agreement, are considered FDMs. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information.
Financial effects of FDMs
For the three months ended March 31, 2026, retained residential real estate FDMs were $159 million, which included $128 million of FDMs in the form of other-than-insignificant payment deferrals. These other-than-insignificant payment deferrals were predominantly driven by loans previously in forbearance due to the California wildfires in January 2025 that were converted to payment deferral modification programs during the current quarter. The financial effects of the remaining FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 18 years, and reducing the weighted-average contractual interest rate from 7.33% to 6.78%.
For the three months ended March 31, 2025, retained residential real estate FDMs were $61 million. The financial effects of the FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 15 years, and reducing the weighted-average contractual interest rate from 7.41% to 6.18%.
As of March 31, 2026, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs, while not material as of December 31, 2025.
For the three months ended March 31, 2026 and 2025, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.

Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended March 31, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended March 31,
	2026	2025
Current	$453	$130
30-149 days past due	58	55
150 or more days past due	461	46
Total	$972	$231
Defaults of FDMs
For the three months ended March 31, 2026 and 2025, defaults of retained residential real estate FDMs that had been modified within twelve months were not material.
Active and suspended foreclosure
At March 31, 2026 and December 31, 2025, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $546 million and $575 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the three months ended March 31, 2026 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$7,765	$23,741	$13,917	$8,139	$4,078	$2,796	$3,812	$188	$64,436
30–119 days past due	42	155	158	184	136	88	32	52	847
120 or more days past due	—	—	2	1	—	1	1	39	44
Total retained loans	$7,807	$23,896	$14,077	$8,324	$4,214	$2,885	$3,845	$279	$65,327
% of 30+ days past due to total retained loans	0.54%	0.65%	1.14%	2.22%	3.23%	3.05%	0.86%	32.62%	1.36%
Gross charge-offs	$18	$78	$48	$50	$27	$29	$—	$2	$252

As of or for the year ended December 31, 2025 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,490	$15,586	$9,443	$4,899	$2,961	$846	$3,817	$177	$64,219
30–119 days past due	170	180	225	170	99	25	33	48	950
120 or more days past due	—	2	2	—	1	—	2	34	41
Total retained loans	$26,660	$15,768	$9,670	$5,069	$3,061	$871	$3,852	$259	$65,210
% of 30+ days past due to total retained loans	0.64%	1.15%	2.35%	3.35%	3.23%	2.87%	0.91%	31.66%	1.52%
Gross charge-offs	$242	$228	$244	$157	$69	$83	$—	$8	$1,031

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

	March 31, 2026	December 31, 2025
Nonaccrual loans(a)(b)	$236	$243

Geographic region(c)
California	$9,965	$9,926
Texas	8,008	7,940
Florida	5,421	5,382
New York	4,766	4,771
Illinois	2,806	2,804
New Jersey	2,331	2,347
Pennsylvania	2,091	2,066
Georgia	1,677	1,682
North Carolina	1,583	1,578
Arizona	1,582	1,583
All other	25,097	25,131
Total retained loans	$65,327	$65,210
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2026 and 2025.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2026.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three months ended March 31, 2026 and 2025, retained auto and other FDMs were not material.
As of March 31, 2026 and December 31, 2025, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

As of or for the three months ended March 31, 2026 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$231,304	$2,622	$233,926
30–89 days past due and still accruing	2,236	219	2,455
90 or more days past due and still accruing	2,609	133	2,742
Total retained loans	$236,149	$2,974	$239,123
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.05%	11.84%	2.17%
% of 90+ days past due to total retained loans	1.10	4.47	1.15
Gross charge-offs	$2,353	$133	$2,486

As of or for the year ended December 31, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$240,147	$2,289	$242,436
30–89 days past due and still accruing	2,422	207	2,629
90 or more days past due and still accruing	2,619	113	2,732
Total retained loans	$245,188	$2,609	$247,797
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.06%	12.27%	2.16%
% of 90+ days past due to total retained loans	1.07	4.33	1.10
Gross charge-offs	$8,812	$352	$9,164
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2026	December 31, 2025
Geographic region(a)
California	$37,362	$38,702
Texas	25,640	26,313
New York	18,793	19,488
Florida	18,095	18,622
Illinois	12,707	13,160
New Jersey	9,898	10,282
Colorado	7,205	7,384
Ohio	7,016	7,326
Pennsylvania	6,602	6,921
Arizona	6,110	6,295
All other	89,695	93,304
Total retained loans	$239,123	$247,797
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.9%	84.6%
Less than 660	15.8	15.2
No FICO available	0.3	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2026.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
Three months ended March 31, 2026 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$689	0.29%	Term extension with a reduction in the weighted average contractual interest rate from 22.76% to 3.39%
Interest rate reduction(b)	164	0.07	Reduced weighted-average contractual interest rate from 22.77% to 8.23%
Total	$853

	Loan modifications
Three months ended March 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$376	0.17%	Term extension with a reduction in the weighted average contractual interest rate from 23.04% to 3.53%
Interest rate reduction(b)	5	—	Reduced weighted-average contractual interest rate from 20.95% to 8.61%
Total	$381
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent weighted average at the time of modification.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended March 31, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended March 31,
	2026	2025
Current and less than 30 days past due and still accruing	$2,139	$915
30-89 days past due and still accruing	191	83
90 or more days past due and still accruing	126	47
Total	$2,456	$1,045
Defaults of FDMs
For the three months ended March 31, 2026, defaults of retained credit card FDMs that had been modified within twelve months were $99 million and were in the form of a combination of term extension and interest rate reduction, while not material for the three months ended March 31, 2025.
For credit card loans modified as FDMs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm's standard charge-off policy.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to small businesses and high-net-worth individuals. The primary credit quality indicator for wholesale loans is the internal risk rating assigned to each loan. Refer to Note 12 of JPMorganChase’s 2025 Form 10-K for further information on these risk ratings.
The following tables provide information on internal risk rating and gross charge-offs for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Loans by risk ratings
Investment-grade	$120,160	$118,875	$71,687	$66,942	$369,920	$355,547	$561,767	$541,364
Noninvestment-grade:
Noncriticized	35,508	36,120	98,554	92,856	93,144	93,273	227,206	222,249
Criticized performing	8,778	8,872	13,603	12,651	2,961	2,833	25,342	24,356
Criticized nonaccrual	1,743	1,678	2,157	1,954	624	766	4,524	4,398
Total noninvestment-grade	46,029	46,670	114,314	107,461	96,729	96,872	257,072	251,003
Total retained loans	$166,189	$165,545	$186,001	$174,403	$466,649	$452,419	$818,839	$792,367
% of investment-grade to total retained loans	72.30%	71.81%	38.54%	38.38%	79.27%	78.59%	68.61%	68.32%
% of total criticized to total retained loans	6.33	6.37	8.47	8.37	0.77	0.80	3.65	3.63
% of criticized nonaccrual to total retained loans	1.05	1.01	1.16	1.12	0.13	0.17	0.55	0.56
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. As of March 31, 2026 and December 31, 2025, predominantly consisted of $246.9 billion and $245.1 billion, respectively, to financial institutions, which includes loans to certain SPEs, primarily asset securitizations; $147.2 billion and $141.1 billion, respectively, to individuals and individual entities; and $7.6 billion and $7.4 billion, respectively, to other SPEs. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for more information on SPEs.

As of or for the three months ended March 31, 2026 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$4,094	$17,416	$8,889	$8,936	$22,119	$57,624	$1,082	$—	$120,160
Noninvestment-grade	1,608	6,945	3,315	4,108	11,774	16,008	2,178	93	46,029
Total retained loans	$5,702	$24,361	$12,204	$13,044	$33,893	$73,632	$3,260	$93	$166,189
Gross charge-offs	$—	$—	$—	$1	$4	$20	$—	$—	$25

As of or for the year ended December 31, 2025 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,242	$9,440	$9,187	$22,472	$22,019	$37,392	$1,123	$—	$118,875
Noninvestment-grade	6,930	3,032	4,392	12,444	6,625	10,978	2,176	93	46,670
Total retained loans	$24,172	$12,472	$13,579	$34,916	$28,644	$48,370	$3,299	$93	$165,545
Gross charge-offs	$—	$54	$13	$92	$119	$141	$1	$—	$420

As of or for the three months ended March 31, 2026 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$7,977	$12,191	$4,485	$2,909	$3,408	$2,525	$38,191	$1	$71,687
Noninvestment-grade	8,863	30,352	11,536	5,424	4,517	2,621	50,905	96	114,314
Total retained loans	$16,840	$42,543	$16,021	$8,333	$7,925	$5,146	$89,096	$97	$186,001
Gross charge-offs	$—	$—	$1	$6	$1	$8	$65	$1	$82

As of or for the year ended December 31, 2025 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,186	$5,418	$3,040	$4,352	$1,836	$1,225	$34,884	$1	$66,942
Noninvestment-grade	32,906	13,376	5,927	5,600	2,006	825	46,721	100	107,461
Total retained loans	$49,092	$18,794	$8,967	$9,952	$3,842	$2,050	$81,605	$101	$174,403
Gross charge-offs	$43	$64	$11	$151	$129	$26	$461	$8	$893

As of or for the three months ended March 31, 2026 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,443	$34,444	$10,890	$7,109	$10,185	$16,270	$272,312	$1,267	$369,920
Noninvestment-grade	5,498	12,988	5,252	4,003	3,715	4,099	61,123	51	96,729
Total retained loans	$22,941	$47,432	$16,142	$11,112	$13,900	$20,369	$333,435	$1,318	$466,649
Gross charge-offs	$—	$—	$—	$—	$—	$18	$39	$—	$57

As of or for the year ended December 31, 2025 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$43,073	$13,123	$7,939	$10,838	$5,574	$11,757	$263,150	$93	$355,547
Noninvestment-grade	16,162	6,456	4,425	4,079	2,013	2,563	61,095	79	96,872
Total retained loans	$59,235	$19,579	$12,364	$14,917	$7,587	$14,320	$324,245	$172	$452,419
Gross charge-offs	$46	$195	$32	$2	$9	$58	$26	$106	$474
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Retained loans secured by real estate	$105,899	$105,130	$60,290	$60,415	$166,189	$165,545
Criticized	4,866	4,661	5,655	5,889	10,521	10,550
% of criticized to total retained loans secured by real estate	4.59%	4.43%	9.38%	9.75%	6.33%	6.37%
Criticized nonaccrual	$428	$422	$1,315	$1,256	$1,743	$1,678
% of criticized nonaccrual loans to total retained loans secured by real estate	0.40%	0.40%	2.18%	2.08%	1.05%	1.01%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Loans by geographic distribution(a)
Total U.S.	$162,987	$162,378	$141,523	$131,945	$339,074	$331,737	$643,584	$626,060
Total non-U.S.	3,202	3,167	44,478	42,458	127,575	120,682	175,255	166,307
Total retained loans	$166,189	$165,545	$186,001	$174,403	$466,649	$452,419	$818,839	$792,367
Loan delinquency
Current and less than 30 days past due and still accruing	$163,743	$163,189	$183,279	$171,227	$465,276	$450,582	$812,298	$784,998
30–89 days past due and still accruing	648	636	366	1,220	714	1,057	1,728	2,913
90 or more days past due and still accruing(b)	55	42	199	2	35	14	289	58
Criticized nonaccrual	1,743	1,678	2,157	1,954	624	766	4,524	4,398
Total retained loans	$166,189	$165,545	$186,001	$174,403	$466,649	$452,419	$818,839	$792,367
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Nonaccrual loans
With an allowance	$447	$365	$1,800	$1,562	$397	$468	$2,644	$2,395
Without an allowance(a)	1,296	1,313	357	392	227	298	1,880	2,003
Total nonaccrual loans(b)	$1,743	$1,678	$2,157	$1,954	$624	$766	$4,524	$4,398
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2026 and 2025.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which generally align with loans graded substandard or worse consistent with the U.S. banking regulators’ definition of criticized exposures.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three months ended March 31, 2026 and 2025.

	Secured by real estate
Three months ended March 31, 2026 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$305	0.18%	Extended loans by a weighted-average of 6 months
Other(a)	7	—	NM
Total	$312
(a)Includes a loan with single modification.

	Secured by real estate
Three months ended March 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$290	0.18%	Extended loans by a weighted-average of 9 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 35 months
Other(a)	15	—	NM
Total	$347
(a)Includes loans with a single modification.

	Commercial and industrial
Three months ended March 31, 2026 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$527	0.28%	Extended loans by a weighted-average of 12 months
Other-than-insignificant payment deferral	323	0.17	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral and term extension	52	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 8 months
Other(a)	35	0.02	NM
Total	$937
(a)Includes loans with single and multiple modifications.

	Commercial and industrial
Three months ended March 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$394	0.23%	Extended loans by a weighted-average of 13 months
Other-than-insignificant payment deferral	312	0.18	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Other(a)	1	—	NM
Total	$707
(a)Includes loans with a single modification.

	Other
Three months ended March 31, 2026 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$107	0.02%	Extended loans by a weighted-average of 3 months
Total	$107

	Other
Three months ended March 31, 2025 (in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$41	0.01%	Extended loans by a weighted-average of 12 months
Total	$41

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended March 31, 2026 and 2025.

	Amortized cost basis
	Twelve months ended March 31, 2026			Twelve months ended March 31, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$260	$1,589	$87	$483	$1,415	$225
30-89 days past due and still accruing	30	41	10	24	7	11
90 or more days past due and still accruing	—	175	—	—	—	—
Criticized nonaccrual	391	640	95	130	525	30
Total	$681	$2,445	$192	$637	$1,947	$266
Defaults of FDMs
The following table provides information on defaults of retained wholesale FDMs that had been modified within twelve months during the three months ended March 31, 2026 and 2025.

	Amortized cost basis
	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$11	$110	$25	$13	$9	$11
Other-than-insignificant payment deferral	—	17	—	—	—	—
Total(a)	$11	$127	$25	$13	$9	$11
(a)Represents FDMs that were 30 days or more past due.
As of March 31, 2026 and December 31, 2025, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $930 million and $2.8 billion, respectively, in Commercial and industrial, and $11 million and $73 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

Note 12 – Allowance for credit losses
The Firm's allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.
Refer to Note 13 of JPMorganChase's 2025 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K and Note 9 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2026					2025
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	261	2,486		164	2,911	287	2,316	213	2,816
Gross recoveries collected	(107)	(444)		(44)	(595)	(124)	(334)	(26)	(484)
Net charge-offs/(recoveries)	154	2,042		120	2,316	163	1,982	187	2,332
Provision for loan losses	23	2,044		414	2,481	214	2,382	597	3,193
Other	—	—		(2)	(2)	—	—	2	2
Ending balance at March 31,	$1,789	$15,559		$8,580	$25,928	$1,858	$15,000	$8,350	$25,208
Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(e)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(10)	—		33	23	(10)	—	135	125
Other	—	—		(3)	(3)	—	—	—	—
Ending balance at March 31,	$73	$2,200		$2,818	$5,091	$72	$—	$2,154	$2,226
Total allowance for investment securities	NA	NA		NA	78	NA	NA	NA	118
Total allowance for credit losses(a)	$1,862	$17,759		$11,398	$31,097	$1,930	$15,000	$10,504	$27,552
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(623)	$—		$851	$228	$(727)	$—	$692	$(35)
Portfolio-based	2,412	15,559		7,729	25,700	2,585	15,000	7,658	25,243
Total allowance for loan losses	$1,789	$15,559		$8,580	$25,928	$1,858	$15,000	$8,350	$25,208

Loans by impairment methodology
Asset-specific(b)	$3,403	$—		$4,524	$7,927	$2,818	$—	$3,877	$6,695
Portfolio-based	363,871	239,123		814,315	1,417,309	370,074	223,384	700,837	1,294,295
Total retained loans	$367,274	$239,123		$818,839	$1,425,236	$372,892	$223,384	$704,714	$1,300,990
Collateral-dependent loans
Net charge-offs	$—	$—		$702	$702	$(3)	$—	$85	$82
Loans measured at fair value of collateral less cost to sell	3,403	—		891	4,294	2,791	—	1,820	4,611
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$135	$135	$—	$—	$135	$135
Portfolio-based	73	2,200	(e)	2,683	4,956	72	—	2,019	2,091
Total allowance for lending-related commitments(c)	$73	$2,200		$2,818	$5,091	$72	$—	$2,154	$2,226
Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$916	$916	$—	$—	$793	$793
Portfolio-based(d)	24,367	23,759	(f)	555,281	603,407	25,873	99	521,760	547,732
Total lending-related commitments	$24,367	$23,759		$556,197	$604,323	$25,873	$99	$522,553	$548,525
On January 7, 2026, JPMorganChase announced that Chase will become the new issuer of Apple Card. The Firm entered into a forward purchase commitment on December 30, 2025 to acquire the Apple credit card portfolio (the “Apple Card transaction”), with an expected closing date approximately 24 months thereafter. Refer to Notes 4, 13, 27 and 28 of JPMorganChase’s 2025 Form 10-K for additional information.
(a)At March 31, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $286 million and $283 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.

(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At March 31, 2026 and 2025, lending-related commitments excluded $21.9 billion and $20.3 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.2 trillion and $1.0 trillion, respectively, for the credit card portfolio segment; and $48.7 billion and $26.3 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Represents the impact of the Apple Card transaction.
(f)Included approximately $23 billion related to the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2026 was $31.4 billion, reflecting a net addition of $154 million from December 31, 2025.
The net addition to the allowance for credit losses included:
• $321 million in wholesale, largely driven by changes in the credit quality of certain exposures, and
•a net reduction of $139 million in consumer, predominantly driven by improvements in home prices.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the first quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.2% lower than the central case at the end of the second quarter of 2027.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at March 31, 2026
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.3%	4.2%	4.0%
YoY growth in U.S. real GDP(b)	2.9%	1.9%	1.9%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorganChase’s 2025 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities.
Refer to Note 11 for additional information on the consumer and wholesale credit portfolios.

Note 13 – Variable interest entities
Refer to Note 1 and Note 14 of JPMorganChase’s 2025 Form 10-K for a further description of the Firm's accounting policies regarding consolidation of and involvement with VIEs.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	142
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	142-144
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	142-144
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	144
	Municipal bond vehicles	Financing of municipal bond investments	144
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 145-146 of this Note for more information on the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2026 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$85,597	$534	$57,838	$721	$1,758	$1,463	$3,942
Subprime	16,957	—	4,329	146	11	—	157
Commercial and other(b)	216,101	147	147,432	907	5,081	801	6,789
Total	$318,655	$681	$209,599	$1,774	$6,850	$2,264	$10,888

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$83,442	$548	$58,525	$707	$1,799	$1,526	$4,032
Subprime	10,690	—	2,766	100	12	—	112
Commercial and other(b)	212,555	170	138,986	1,222	5,285	823	7,330
Total	$306,687	$718	$200,277	$2,029	$7,096	$2,349	$11,474
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $4.2 billion and $188 million at March 31, 2026 and December 31, 2025, respectively, and subordinated securities of $250 million and $56 million at March 31, 2026 and December 31, 2025, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At March 31, 2026 and December 31, 2025, 72% and 74%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.4 billion and $3.5 billion of investment-grade retained interests at March 31, 2026 and December 31, 2025, respectively, and $591 million and $525 million of noninvestment-grade retained interests at March 31, 2026 and December 31, 2025, respectively. The retained interests in commercial and other securitization trusts consisted of $5.5 billion and $6.2 billion of investment-grade retained interests at March 31, 2026 and December 31, 2025, respectively, and $1.2 billion and $1.1 billion of noninvestment-grade retained interests at March 31, 2026 and December 31, 2025, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2026	2025
Transfers of securities to VIEs
U.S. GSEs and government agencies	$5,602	$5,490
In addition, during the three months ended March 31, 2026, the Firm transferred $937 million of private-label securities to re-securitization VIEs. The Firm did not transfer any private-label securities to re-securitization VIEs during the three months ended March 31, 2025, and retained interests in any such Firm-sponsored VIEs as of March 31, 2026 and December 31, 2025 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2026	December 31, 2025
U.S. GSEs and government agencies
Interest in VIEs	$3,119	$2,558
As of March 31, 2026 and December 31, 2025, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of March 31, 2026, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2025, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.2 billion of the commercial paper issued by the Firm-administered multi-seller conduits at both March 31, 2026 and December 31, 2025, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.5 billion and $9.9 billion at March 31, 2026 and December 31, 2025, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2026 and December 31, 2025.

	Assets					Liabilities
March 31, 2026 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,908		$169	$12,077	$5,855	$12	$5,867
Firm-administered multi-seller conduits	—	19,095		160	19,255	16,940	27	16,967
Municipal bond vehicles	3,263	—		45	3,308	4,164	19	4,183
Mortgage securitization entities(a)	2	552		7	561	102	39	141
Other	1,424	3,897	(b)	357	5,678	24	540	564
Total	$4,689	$35,452		$738	$40,879	$27,085	$637	$27,722

	Assets					Liabilities
December 31, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,872		$170	$13,042	$5,884	$11	$5,895
Firm-administered multi-seller conduits	—	20,140		115	20,255	18,174	24	18,198
Municipal bond vehicles	3,367	—		29	3,396	3,760	17	3,777
Mortgage securitization entities(a)	2	566		9	577	105	40	145
Other	1,466	4,199	(b)	360	6,025	28	599	627
Total	$4,835	$37,777		$683	$43,295	$27,951	$691	$28,642
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.0 billion at both March 31, 2026 and December 31, 2025.
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

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At March 31, 2026 and December 31, 2025, the maximum loss exposure, represented by equity investments and funding commitments, was $38.6 billion and $38.1 billion, of which $16.7 billion and $16.4 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	Three months ended March 31,
	2026	2025
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$33,333	$31,540
Tax credits and other tax benefits(b)	1,493	1,358
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,102)	(983)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	51	31
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Additionally, the Firm recognized $277 million and $279 million of income tax credits along with $(306) million and $(341) million of amortization losses from investments in programs for which the Firm elected proportional amortization but the investments did not meet certain eligibility criteria for the three months ended March 31, 2026 and 2025, respectively. Those amounts were recorded on a net basis in Other income on the Consolidated statements of income and in Operating activities on the Consolidated statements of cash flows.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2026 and December 31, 2025 was $7.5 billion and $7.7 billion, respectively. The fair value of assets held by such VIEs at March 31, 2026 and December 31, 2025 was $10.1 billion and $10.5 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2026 and 2025, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2026		2025
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$12,616	$4,561	$4,524	$2,834
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$13,458	$4,460	$4,665	$2,849
Servicing fees collected	9	9	8	11
Cash flows received on interests	271	195	120	279
(a)Excludes re-securitization transactions.
(b)Primarily includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgages and auto loans.
Loans and excess MSRs sold to U.S. government-sponsored enterprises and loans in securitization transactions pursuant to Ginnie Mae guidelines
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 22 for additional information about the Firm’s loan sales- and securitization-related indemnifications and Note 14 for additional information about the impact of the Firm’s sale of certain excess MSRs.
The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

	Three months ended March 31,
(in millions)	2026	2025
Carrying value of loans sold	$8,324	$8,614
Proceeds received from loan sales as cash	102	638
Proceeds from loan sales as securities(a)(b)	8,091	7,893
Total proceeds received from loan sales(c)	$8,193	$8,531
Gains/(losses) on loan sales(d)(e)	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2026 and December 31, 2025. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	March 31, 2026	December 31, 2025
Loans repurchased or option to repurchase(a)	$704	$856
Real estate owned	2	2
Foreclosed government-guaranteed residential mortgage loans(b)	8	9
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2026 and December 31, 2025. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	2026	2025
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$57,838	$58,525	$637	$654	$8	$3
Subprime	4,329	2,766	96	92	—	1
Commercial and other	147,432	138,986	5,253	4,487	43	60
Total loans securitized	$209,599	$200,277	$5,986	$5,233	$51	$64

Note 14 – Goodwill and mortgage servicing rights
Refer to Note 15 of JPMorganChase’s 2025 Form 10-K for a detailed discussion of goodwill, mortgage servicing rights, and other intangible assets and the related accounting policies.
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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	March 31, 2026	December 31, 2025
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,256	11,259
Asset & Wealth Management	8,626	8,634
Corporate	708	722
Total goodwill	$52,706	$52,731
The following table presents changes in the carrying amount of goodwill.

Three months ended March 31, (in millions)	2026	2025
Balance at beginning of period	$52,731	$52,565
Changes during the period from:
Other(a)	(25)	56
Balance at March 31,	$52,706	$52,621
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
As of March 31, 2026, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of March 31, 2026 or December 31, 2025.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorganChase’s 2025 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2026 and 2025.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2026	2025
Fair value at beginning of period	$9,167	$9,121
MSR activity:
Originations of MSRs	146	111
Purchase of MSRs(a)	10	279
Disposition of MSRs	2	4
Net additions/(dispositions)	158	394
Changes due to collection/realization of expected cash flows	(270)	(261)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	56	(100)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	1
Discount rates	—	—
Prepayment model changes and other(c)	(18)	(28)
Total changes in valuation due to other inputs and assumptions	(18)	(27)
Total changes in valuation due to inputs and assumptions	38	(127)
Fair value at March 31,	$9,093	$9,127
Changes in unrealized gains/(losses) included in income related to MSRs held at March 31,	$38	$(127)
Contractual service fees, late fees and other ancillary fees included in income	410	402
Third-party mortgage loans serviced at March 31, (in billions)	663	666
Servicer advances, net of an allowance for uncollectible amounts, at March 31(d)	458	529
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(in millions)	2026	2025
CCB mortgage fees and related income
Production revenue	$178	$110

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	409	404
Changes in MSR asset fair value due to collection/realization of expected cash flows	(269)	(260)
Total operating revenue	140	144
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	56	(100)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(18)	(27)
Changes in derivative fair value and other	(53)	136
Total risk management	(15)	9
Total net mortgage servicing revenue	125	153
Total CCB mortgage fees and related income	303	263
All other	6	15
Mortgage fees and related income	$309	$278
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2026 and December 31, 2025, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2026	Dec 31, 2025
Weighted-average prepayment speed assumption (constant prepayment rate)	6.80%	6.77%
Impact on fair value of 10% adverse change	$(179)	$(181)
Impact on fair value of 20% adverse change	(349)	(353)
Weighted-average option adjusted spread(a)	6.08%	6.14%
Impact on fair value of a 100 basis point adverse change	$(385)	$(394)
Impact on fair value of a 200 basis point adverse change	(740)	(757)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2025 Form 10-K for further information on deposits.
As of March 31, 2026 and December 31, 2025, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	March 31, 2026	December 31, 2025
U.S. offices
Noninterest-bearing (included $14,418 and $16,610 at fair value)(a)	$595,424	$583,342
Interest-bearing (included $1,784 and $1,085 at fair value)(a)	1,508,682	1,452,729
Total deposits in U.S. offices	2,104,106	2,036,071
Non-U.S. offices
Noninterest-bearing (included $3,482 and $3,099 at fair value)(a)	43,775	37,057
Interest-bearing (included $119 and $136 at fair value)(a)	527,639	486,192
Total deposits in non-U.S. offices	571,414	523,249
Total deposits	$2,675,520	$2,559,320
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of March 31, 2026 and December 31, 2025, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	March 31, 2026	December 31, 2025
U.S. offices	$164,535	$155,114
Non-U.S. offices(a)	98,178	89,085
Total	$262,713	$244,199
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of March 31, 2026, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending March 31 were as follows:

March 31, (in millions)
	U.S.	Non-U.S.	Total
2027	$237,446	$94,432	$331,878
2028	857	—	857
2029	430	—	430
2030	455	—	455
2031	338	—	338
After 5 years	424	264	688
Total	$239,950	$94,696	$334,646
Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2025 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2026, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	March 31, 2026	December 31, 2025
Right-of-use assets	$8,887	$8,901
Lease liabilities	9,295	9,337
The Firm’s net rental expense was $601 million and $573 million for the three months ended March 31, 2026 and 2025, respectively.
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

	Three months ended March 31,
(in millions)	2026	2025
Operating lease income	$1,153	$829
Depreciation expense	761	505

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2025 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of March 31, 2026 and December 31, 2025, and the quarterly dividend declarations for the three months ended March 31, 2026 and 2025.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at March 31, 2026	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Issue date				Three months ended March 31,
									2026	2025
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00
Fixed-to-floating rate:
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	159.02	172.36
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	158.37	100.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	91.25
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88	171.88
Series OO	300,000	300,000	2,995	2,995	2/4/2025	6.500	4/1/2030	CMT + 2.152	162.50	102.92	(d)
Total preferred stock	2,005,375	2,005,375	$20,045	$20,045
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
(d)The initial dividend declared was prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $20.1 billion at March 31, 2026.
Issuances
On February 4, 2025, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series OO.
Redemptions
On February 1, 2025, the Firm redeemed all $3.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series HH.

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2025 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2026 and 2025.

(in millions, except per share amounts)	Three months ended March 31,
	2026	2025
Basic earnings per share
Net income	$16,494	$14,643
Less: Preferred stock dividends	276	255
Net income applicable to common equity	16,218	14,388
Less: Dividends and undistributed earnings allocated to participating securities	70	71
Net income applicable to common stockholders	$16,148	$14,317

Total weighted-average basic shares outstanding	2,716.2	2,819.4
Net income per share	$5.95	$5.08

Diluted earnings per share
Net income applicable to common stockholders	$16,148	$14,317
Total weighted-average basic shares outstanding	2,716.2	2,819.4
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.0	4.9
Total weighted-average diluted shares outstanding	2,720.2	2,824.3
Net income per share	$5.94	$5.07

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

As of or for the three months ended March 31, 2026 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2026	$(261)		$(735)	$(157)	$(1,426)	$(562)	$(1,149)	$(4,290)
Net change	(2,401)		(167)	41	(901)	4	1,025	(2,399)
Balance at March 31, 2026	$(2,662)	(a)	$(902)	$(116)	$(2,327)	$(558)	$(124)	$(6,689)

As of or for the three months ended March 31, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	953		489	28	1,674	(16)	217	3,345
Balance at March 31, 2025	$(2,877)	(a)	$(1,585)	$(193)	$(3,140)	$(1,157)	$(159)	$(9,111)
(a)Included after-tax net unamortized unrealized losses of $(297) million and $(639) million as of March 31, 2026 and 2025, respectively, related to AFS securities that have been transferred to HTM.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2026			2025
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(3,107)	$754	$(2,353)	$1,220	$(295)	$925
Reclassification adjustment for realized (gains)/losses included in net income(a)	(64)	16	(48)	37	(9)	28
Net change	(3,171)	770	(2,401)	1,257	(304)	953
Translation adjustments:(b)
Translation	(1,072)	98	(974)	2,211	(105)	2,106
Hedges	1,065	(258)	807	(2,134)	517	(1,617)
Net change	(7)	(160)	(167)	77	412	489
Fair value hedges, net change(c)	55	(14)	41	37	(9)	28
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,559)	379	(1,180)	1,587	(383)	1,204
Reclassification adjustment for realized (gains)/losses included in net income(d)	369	(90)	279	621	(151)	470
Net change	(1,190)	289	(901)	2,208	(534)	1,674
Defined benefit pension and OPEB plans, net change	7	(3)	4	(19)	3	(16)
DVA on fair value option elected liabilities, net change	1,361	(336)	1,025	286	(69)	217
Total other comprehensive income/(loss)	$(2,945)	$546	$(2,399)	$3,846	$(501)	$3,345
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications for the three months ended March 31, 2026 and 2025.
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

Note 20 – Restricted cash and other restricted assets
Refer to Note 26 of JPMorganChase’s 2025 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2026	December 31, 2025
Segregated for the benefit of securities and cleared derivative customers	$17.2	$19.4
Cash reserves at non-U.S. central banks and held for other general purposes	9.7	9.6
Total restricted cash(a)	$26.9	$29.0
(a)Comprises $25.7 billion and $27.8 billion in deposits with banks, and $1.2 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Also, as of March 31, 2026 and December 31, 2025, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $47.1 billion and $44.9 billion, respectively.
•Securities with a fair value of $34.4 billion and $40.8 billion, respectively, in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 27 of JPMorganChase’s 2025 Form 10-K for a detailed discussion on regulatory capital.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2026 and December 31, 2025.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of March 31, 2026 and December 31, 2025. The current requirements reflect the eSLR final rule which the Firm early adopted effective January 1, 2026.

	Capital ratio requirements(b)		Well-capitalized ratios
	BHC	IDI	BHC(c)	IDI
Leverage-based capital ratios
Tier 1 leverage	4.0%	4.0%	NA	5.0%
SLR(a)	4.3	4.0	NA	4.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and JPMorgan Chase Bank, N.A. are subject.
(a)For the year ended December 31, 2025, the SLR requirements were 5.0% and 6.0% for BHC and JPMorgan Chase Bank, N.A., respectively, with minimum SLR requirement of 3.0% and supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and JPMorgan Chase Bank, N.A., respectively.
(b)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 1.25% and 1.0% for BHC and JPMorgan Chase Bank, N.A., respectively.
(c)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

The following tables present risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of March 31, 2026 and December 31, 2025, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2026 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$291,152	$295,755	$291,152		$295,755
Tier 1 capital	310,317	295,758	310,317		295,758
Total capital	349,931	318,780	334,355		303,342
Risk-weighted assets	2,039,324	1,961,368	2,061,341	(a)	1,862,268	(a)
CET1 capital ratio	14.3%	15.1%	14.1%		15.9%
Tier 1 capital ratio	15.2	15.1	15.1		15.9
Total capital ratio	17.2	16.3	16.2		16.3

December 31, 2025 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$288,469	$294,804	$288,469		$294,804
Tier 1 capital	307,630	294,807	307,630		294,807
Total capital	343,843	317,684	328,962	(b)	302,732	(b)
Risk-weighted assets	1,981,692	1,928,039	2,045,249	(a)(b)	1,864,923	(a)(b)
CET1 capital ratio	14.6%	15.3%	14.1%		15.8%
Tier 1 capital ratio	15.5	15.3	15.0		15.8
Total capital ratio	17.4	16.5	16.1		16.2
(a)As of March 31, 2026, the impact to the RWA for the Apple Card transaction was approximately $30 billion, which reflects the completion of the necessary modeling steps, as compared to the impact of approximately $110 billion as of December 31, 2025 for both the Firm and Bank. Refer to Note 27 of JPMorganChase’s 2025 Form 10-K for additional information.
(b)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	March 31, 2026		December 31, 2025
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:
Adjusted average assets(a)	$4,702,980	$3,878,451	$4,472,394	$3,766,709
Tier 1 leverage ratio	6.6%	7.6%	6.9%	7.8%
Total leverage exposure	$5,576,930	$4,723,218	$5,302,001	$4,571,728
SLR	5.6%	6.3%	5.8%	6.4%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.

Note 22 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
Generally, JPMorganChase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being fully drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2026 and December 31, 2025. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can generally reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount								Carrying value(i)(j)
	March 31, 2026						Dec 31, 2025		Mar 31, 2026		Dec 31, 2025
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years		Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$16,624	$5,285		$3,378	$6,200	$31,487	$28,998		$336		$327
Auto and other	10,872	5		4	3,868	14,749	14,589		10		10
Total consumer, excluding credit card	27,496	5,290		3,382	10,068	46,236	43,587		346		337
Credit card(b)	1,099,787	104,229	(h)	—	—	1,204,016	1,177,766	(h)	2,200	(k)	2,200	(k)
Total consumer(c)	1,127,283	109,519		3,382	10,068	1,250,252	1,221,353		2,546		2,537
Wholesale:
Other unfunded commitments to extend credit(d)	140,025	179,650		220,847	27,555	568,077	561,506		3,030		3,112
Standby letters of credit and other financial guarantees(d)	16,677	9,505		4,753	387	31,322	29,919		661		616
Other letters of credit(d)	5,024	219		77	203	5,523	4,529		12		13
Total wholesale(c)	161,726	189,374		225,677	28,145	604,922	595,954		3,703		3,741
Total lending-related	$1,289,009	$298,893		$229,059	$38,213	$1,855,174	$1,817,307		$6,249		$6,278
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$449,554	$—		$—	$—	$449,554	$405,910		$—		$—
Derivatives qualifying as guarantees	1,812	166		9,285	37,717	48,980	49,031		76		(12)
Unsettled resale and securities borrowed agreements	155,650	221		—	—	155,871	137,072		(8)		—
Unsettled repurchase and securities loaned agreements	141,586	576		—	—	142,162	52,895		—		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA		NA	NA	NA	NA		37		37
Loans sold with recourse	NA	NA		NA	NA	2,048	2,015		19		19
Exchange & clearing house guarantees and commitments(f)	237,734	NA		NA	NA	237,734	433,537		—		—
Other guarantees and commitments(g)	15,448	5,877		245	1,505	23,075	13,238		14		15
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of March 31, 2026 and December 31, 2025, reflected the contractual amount net of risk participations totaling $118 million and $181 million, respectively, for other unfunded commitments to extend credit; $11.6 billion and $9.2 billion, respectively, for standby letters of credit and other financial guarantees; $773 million and $514 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of March 31, 2026 and December 31, 2025, collateral held by the Firm in support of securities lending indemnification agreements was $474.8 billion and $431.9 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of March 31, 2026 and December 31, 2025, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of March 31, 2026 and December 31, 2025, primarily includes equity investment commitments, unfunded commitments to purchase secondary market loans, and unfunded commitments related to certain tax-oriented equity investments.
(h)Included approximately $104 billion related to the Apple Card transaction. Refer to Note 28 of the Firm's 2025 Form 10-K for additional information.
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
(k)Represents the allowance for lending-related commitments related to the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2026 and December 31, 2025.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2026		December 31, 2025
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$21,579	$3,906	$20,535	$3,187
Noninvestment-grade(a)	9,743	1,617	9,384	1,342
Total contractual amount	$31,322	$5,523	$29,919	$4,529

Allowance for lending-related commitments	$207	$12	$175	$13
Guarantee liability	454	—	441	—
Total carrying value	$661	$12	$616	$13
Commitments with collateral	$18,003	$561	$16,969	$540
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2026 and December 31, 2025.

(in millions)	March 31, 2026	December 31, 2025
Notional amounts
Derivative guarantees	$48,980	$49,031
Stable value contracts with contractually limited exposure	35,517	35,462
Maximum exposure of stable value contracts with contractually limited exposure	1,313	1,312
Fair value
Derivative guarantees	76	(12)
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 30 of JPMorganChase’s 2025 Form 10-K for additional information regarding litigation.

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 160. Refer to Note 11 of JPMorganChase’s 2025 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 160 of this Note. Refer to Note 20 of JPMorganChase’s 2025 Form 10-K for additional information.
Note 23 – Pledged assets and collateral
Refer to Note 29 of JPMorganChase’s 2025 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	March 31, 2026	December 31, 2025
Assets that may be sold or repledged or otherwise used by secured parties	$282.7	$185.6
Assets that may not be sold or repledged or otherwise used by secured parties	474.5	410.9
Assets pledged at Federal Reserve banks and FHLBs	732.2	737.1
Total pledged assets	$1,489.4	$1,333.6
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2026	December 31, 2025
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,934.3	$1,771.0
Collateral sold, repledged, delivered or otherwise used	1,548.0	1,426.4

Note 24 – Litigation
Contingencies
As of March 31, 2026, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. These range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business in several geographies and varied claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm estimates the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at March 31, 2026. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Cash Sweep Related Matters. Putative class actions have been filed against the Firm relating to interest rates paid to non-managed brokerage clients in the Firm’s cash sweep program. The matters have been consolidated in the United States District Court for the Southern District of New York. In February 2026, the District Court issued a ruling granting, in part, and denying, in part, the Firm’s motion to dismiss, leaving express and implied breach of contract claims. In addition, certain state securities regulators have requested information related to the Firm’s cash sweep program.
Fair Access to Banking. In August 2025, the President of the United States issued an Executive Order entitled “Guaranteeing Fair Banking for All Americans” that addressed access to financial services and directed several actions by certain federal agencies, including a review and revision of their internal policies and manuals. JPMorganChase is responding to requests from government authorities and other external parties regarding, among other things, the Firm’s policies and processes and the provision of services to customers and potential customers. Certain of these matters are at various stages, including reviews, investigations, and legal proceedings. These include a civil lawsuit filed in January 2026 in Florida state court by President Donald J. Trump, in his personal capacity, and several affiliated corporate entities, against JPMorgan Chase Bank, N.A. and its CEO, which defendants have removed to federal court and plaintiffs are challenging.
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
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against the Firm and other banks. The defendants have reached settlements with the merchants who opted out representing over 90% of the combined Mastercard-branded and Visa-branded payment card sales volume. The remaining opt out actions are pending. The parties resolved actions which were pending in the United States District Court for the Southern District of New York and were scheduled to begin trial in April 2026. Other actions are pending in the United States District Court for the Northern District of Illinois and are scheduled for trial in September 2026.
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
Shareholder Litigation. A shareholder derivative action purporting to act on behalf of the Firm was filed in the United States District Court for the Eastern District of New York against the Firm, its Board of Directors and certain of its current and former officers relating to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct which were the subject of the Firm’s resolutions with the DOJ, CFTC and SEC in September 2020. In March 2026, the Court dismissed the case with prejudice.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. Under U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $223 million and $121 million for the three months ended March 31, 2026 and 2025, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee, whose members act collectively as the Firm’s chief operating decision maker. Segment results are presented on a managed basis. Refer to JPMorganChase’s 2025 Form 10-K Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on page 59 for a definition of managed basis and Note 32 for a further discussion of the Firm’s business segments.
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
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Note 32 of JPMorganChase’s 2025 Form 10-K for additional information on capital allocation.

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2026 and 2025, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm
(and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
	2026	2025		2026	2025		2026	2025
Noninterest revenue	$4,830	$4,171		$15,390	$13,822		$4,648	$3,993
Net interest income	14,738	14,142		7,989	5,844		1,726	1,738
Total net revenue	19,568	18,313		23,379	19,666		6,374	5,731
Provision for credit losses	2,050	2,629		482	705		(24)	(10)
Compensation expense(b)	4,622	4,375	(e)	5,740	5,127	(e)	2,339	2,067	(e)
Noncompensation expense(c)(d)	6,357	5,482	(e)	5,396	4,715	(e)	1,828	1,646	(e)
Total noninterest expense	10,979	9,857		11,136	9,842		4,167	3,713
Income/(loss) before income tax expense/(benefit)	6,539	5,827		11,761	9,119		2,231	2,028
Income tax expense/(benefit)	1,563	1,402		2,717	2,177		456	445
Net income	$4,976	$4,425		$9,044	$6,942		$1,775	$1,583
Average equity	$61,500	$56,000		$166,500	$149,500		$16,000	$16,000
Total assets	656,051	636,105		2,626,846	2,174,123		299,179	258,354
ROE	32%	31%		21%	18%		44%	39%
Overhead ratio	56	54		48	50		65	65

As of or for the three months ended March 31, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2026	2025		2026	2025	2026	2025
Noninterest revenue	$189	$653		$(587)	$(602)	$24,470	$22,037
Net interest income	1,026	1,651		(113)	(102)	25,366	23,273
Total net revenue	1,215	2,304		(700)	(704)	49,836	45,310
Provision for credit losses	(1)	(19)		—	—	2,507	3,305
Total noninterest expense(d)	568	185	(e)	—	—	26,850	23,597
Income/(loss) before income tax expense/(benefit)	648	2,138		(700)	(704)	20,479	18,408
Income tax expense/(benefit)	(51)	445		(700)	(704)	3,985	3,765
Net income	$699	$1,693		$—	$—	$16,494	$14,643
Average equity	$97,050	$102,845		NA	NA	$341,050	$324,345
Total assets	1,318,399	1,289,274		NA	NA	4,900,475	4,357,856
ROE	NM	NM		NM	NM	19%	18%
Overhead ratio	NM	NM		NM	NM	54	52
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)Excludes expense related to services provided by Corporate support units, which is recorded in and allocated from Corporate to each respective reportable business segment, as applicable, through noncompensation expense.
(c)Reflects occupancy; technology, communications and equipment; professional and outside services; marketing; and other expense. Refer to Note 5 for additional information on other expense.
(d)Certain services are provided by Corporate and used by each of the reportable business segments. The costs of these services, including compensation expense, are recorded in and allocated from Corporate to the respective reportable business segments, with the allocations recorded in noncompensation expense. Compensation expense allocated from Corporate to CCB was $814 million and $789 million, to CIB was $1.2 billion each, and to AWM was $300 million and $269 million for the three months ended March 31, 2026 and 2025, respectively.
(e)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2026, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 1, 2026

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$312,890	$2,317	3.00%		$446,044	$4,139	3.76%
Federal funds sold and securities purchased under resale agreements	437,916	4,185	3.88		377,998	4,216	4.52
Securities borrowed	286,689	2,368	3.35		241,003	2,307	3.88
Trading assets – debt instruments	682,348	7,233	4.30		495,143	5,568	4.56
Taxable securities	774,201	6,975	3.65		638,124	5,992	3.81
Nontaxable securities(a)	28,064	329	4.75		26,846	310	4.68
Total investment securities	802,265	7,304	3.69	(g)	664,970	6,302	3.84	(g)
Loans	1,486,145	24,078	6.57		1,339,391	22,471	6.80
All other interest-earning assets(b)(c)	127,484	1,819	5.79		103,835	1,952	7.63
Total interest-earning assets	4,135,737	49,304	4.83		3,668,384	46,955	5.19
Allowance for loan losses	(25,716)				(24,338)
Cash and due from banks	23,552				22,548
Trading assets – equity and other instruments	241,307				225,468
Trading assets – derivative receivables	68,328				59,099
Goodwill, MSRs and other intangible Assets	64,316				64,437
All other noninterest-earning assets	251,213				219,716
Total assets	$4,758,737				$4,235,314
Liabilities
Interest-bearing deposits	$1,991,590	$10,284	2.09%		$1,842,888	$11,077	2.44%
Federal funds purchased and securities loaned or sold under repurchase agreements	657,816	6,145	3.79		465,203	5,189	4.52
Short-term borrowings	55,469	525	3.85		49,291	535	4.40
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	324,559	2,263	2.83		288,140	2,091	2.94
Beneficial interests issued by consolidated VIEs	27,519	266	3.92		25,775	296	4.66
Long-term debt	367,478	4,342	4.79		344,945	4,392	5.16
Total interest-bearing liabilities	3,424,431	23,825	2.82		3,016,242	23,580	3.17
Noninterest-bearing deposits	611,294				587,417
Trading liabilities – equity and other instruments(e)	57,021				37,671
Trading liabilities – derivative payables	55,309				41,087
All other liabilities, including the allowance for lending-related commitments	249,587				208,539
Total liabilities	4,397,642				3,890,956
Stockholders’ equity
Preferred stock	20,045				20,013
Common stockholders’ equity	341,050				324,345
Total stockholders’ equity	361,095				344,358
Total liabilities and stockholders’ equity	$4,758,737				$4,235,314
Interest rate spread			2.01%				2.02%
Net interest income and net yield on interest-earning assets		$25,479	2.50			$23,375	2.58
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
(e)The combined balance of trading liabilities – debt and equity instruments was $187.0 billion and $157.3 billion for the three months ended March 31, 2026 and 2025, respectively.
(f)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(g)The annualized rate for securities based on amortized cost was 3.69% and 3.82% for the three months ended March 31, 2026 and 2025, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

GLOSSARY OF TERMS AND ACRONYMS
2025 Form 10-K: Annual report on Form 10-K for year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission.
ABS: Asset-backed securities
Active digital customers: Users of all web and/or mobile platforms who have logged in within the past 90 days.
Active foreclosures: Loans referred to foreclosure where formal foreclosure proceedings are ongoing. Includes both judicial and non-judicial states.
Active mobile customers: Users of all mobile platforms who have logged in within the past 90 days.
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
TLAC: Total Loss Absorbing Capacity
Total payments transaction volume: Total payments transaction volume includes debit and credit card sales volume and gross outflows of ACH, ATM, teller, wires, BillPay, PayChase, Zelle, person-to-person and checks.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 133-142 of JPMorganChase’s 2025 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 161 of JPMorganChase’s 2025 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2025 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9–31 of JPMorganChase’s 2025 Form 10-K and Forward-Looking Statements on page 79 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2-6 of JPMorganChase’s 2025 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 33-40 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On July 1, 2025, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2025.

Shares repurchased pursuant to the common share repurchase program during the three months ended March 31, 2026 were as follows:

Three months ended March 31, 2026	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	9,199,768	$312.90	$2,878	$30,545
February	7,778,818	308.52	2,400	28,145
March	10,530,297	289.63	3,050	25,095	(b)
First quarter	27,508,883	$302.75	$8,328	$25,095	(b)
(a)Excludes excise tax and commissions.
(b)Represents the amount remaining under the $50 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the first quarter of 2026, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (each a "Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the first quarter of 2026. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the first quarter of 2026.

Name	Title	Adoption date	Duration(a)	Aggregate number of shares to be sold
Stacey Friedman	General Counsel	February 11, 2026	February 11, 2026 – June 30, 2026	10,935
(a)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2026 and 2025, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2026 and 2025, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2026 and December 31, 2025, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2026 and 2025, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 1, 2026