Form 10-Q
period 2026-06-30
JPMORGAN CHASE & CO
filed 2026-08-06
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2026	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

270 Park Avenue,
New York,	New York	10017
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of June 30, 2026: 2,658,186,195

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)						Six months ended June 30,
	2Q26	1Q26	4Q25	3Q25	2Q25	2026	2025
Selected income statement data
Total net revenue	$57,347 (e)	$49,836	$45,798	$46,427	$44,912	$107,183 (e)	$90,222
Total noninterest expense	27,316	26,850	23,983	24,281	23,779	54,166	47,376
Pre-provision profit(a)	30,031	22,986	21,815	22,146	21,133	53,017	42,846
Provision for credit losses	2,515	2,507	4,655 (f)	3,403	2,849	5,022	6,154
Income before income tax expense	27,516	20,479	17,160	18,743	18,284	47,995	36,692
Income tax expense	6,361	3,985	4,135	4,350	3,297	10,346	7,062
Net income	$21,155	$16,494	$13,025	$14,393	$14,987	$37,649	$29,630

Earnings per share data
Net income: Basic	$7.71	$5.95	$4.64	$5.08	$5.25	$13.65	$10.32
Diluted	7.70	5.94	4.63	5.07	5.24	13.63	10.31
Average shares: Basic	2,689.9	2,716.2	2,735.3	2,762.4	2,788.7	2,703.1	2,804.0
Diluted	2,694.2	2,720.2	2,740.5	2,767.6	2,793.7	2,707.2	2,809.0

Market and per common share data
Market capitalization	$870,104	$788,205	$868,793	$858,683	$797,181	$870,104	$797,181
Common shares at period-end	2,658.2	2,679.5	2,696.2	2,722.2	2,749.7	2,658.2	2,749.7
Book value per share	$133.01	$128.38	$126.99	$124.96	$122.51	$133.01	$122.51
Tangible book value per share (“TBVPS”)(a)	113.35	108.87	107.56	105.70	103.40	113.35	103.40
Cash dividends declared per share	1.50	1.50	1.50	1.50	1.40	3.00	2.80

Selected ratios and metrics
Return on common equity (“ROE”)(b)	24%	19%	15%	17%	18%	22%	18%
Return on tangible common equity (“ROTCE”)(a)(b)	29	23	18	20	21	26	21
Return on assets(b)	1.70	1.41	1.14	1.26	1.35	1.56	1.38
Overhead ratio	48	54	52	52	53	51	53
Loans-to-deposits ratio	57	56	58	56	55	57	55
Firm Liquidity coverage ratio (“LCR”) (average)(c)	110	112	111	110	113	110	113
JPMorgan Chase Bank, N.A. LCR (average)(c)	118	120	115	117	120	118	120
Common equity Tier 1 (“CET1”) capital ratio – Standardized(d)	14.2	14.3	14.6	14.8	15.1	14.2	15.1
Tier 1 capital ratio – Standardized(d)	15.1	15.2	15.5	15.8	16.1	15.1	16.1
Total capital ratio – Standardized(d)	17.0	17.2	17.4	17.7	17.8	17.0	17.8
Tier 1 leverage ratio(c)	6.6	6.6	6.9	6.9	6.9	6.6	6.9
Supplementary leverage ratio (“SLR”)(c)	5.5	5.6	5.8	5.8	5.9	5.5	5.9

Selected balance sheet data (period-end)
Trading assets	$1,062,072	$1,069,335	$802,873	$952,777	$889,856	$1,062,072	$889,856
Investment securities, net of allowance for credit losses	804,522	821,179	777,332	783,945	745,939	804,522	745,939
Loans	1,542,462	1,503,520	1,493,429	1,435,246	1,411,992	1,542,462	1,411,992
Total assets	5,015,069	4,900,475	4,424,900	4,560,205	4,552,482	5,015,069	4,552,482
Deposits	2,713,700	2,675,520	2,559,320	2,548,476	2,562,380	2,713,700	2,562,380
Long-term debt	460,523	448,764	435,206	427,203	419,802	460,523	419,802
Common stockholders’ equity	353,558	343,993	342,393	340,167	336,879	353,558	336,879
Total stockholders’ equity	374,598	364,038	362,438	360,212	356,924	374,598	356,924
Employees	320,560	320,079	318,512	318,153	317,160	320,560	317,160

Credit quality metrics
Allowances for credit losses	$31,531	$31,383	$31,230	$29,089	$28,281	$31,531	$28,281
Allowance for loan losses to total retained loans	1.79%	1.82%	1.83%	1.88%	1.85%	1.79%	1.85%
Nonperforming assets	$9,849	$10,049	$10,359	$10,635	$10,480	$9,849	$10,480
Net charge-offs	2,366	2,316	2,514	2,593	2,410	4,682	4,742
Net charge-off rate	0.66%	0.67%	0.72%	0.76%	0.73%	0.67%	0.73%
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
(c)For the six months ended June 30, 2026 and 2025, the percentage represents average ratios for the three months ended June 30, 2026 and 2025.
(d)As of June 30, 2026, the Advanced total capital ratio was more binding on the Firm than the Standardized total capital ratio. At each of March 31, 2026 and December 31, 2025, the Advanced risk-based ratios were more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 44-51 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(e)Included a $4.6 billion net gain related to Visa shares in Corporate and $1.0 billion of gains on certain equity investments in Corporate and CIB. Refer to Executive Overview on pages 5–8, and Notes 2 and 5 of this Form 10-Q for additional information.
(f)Included $2.2 billion associated with the Apple Card transaction. Refer to Note 13 of JPMorganChase’s 2025 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the second quarter of 2026.
This Quarterly Report on Form 10-Q for the second quarter of 2026 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 192-200 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs and expectations of JPMorganChase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 92 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9–31 of the 2025 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $5.0 trillion in assets and $374.6 billion in stockholders’ equity as of June 30, 2026. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Selected income statement data
Noninterest revenue	$31,836	$21,703	47%	$56,306	$43,740	29%
Net interest income	25,511	23,209	10	50,877	46,482	9
Total net revenue	57,347	44,912	28	107,183	90,222	19
Total noninterest expense	27,316	23,779	15	54,166	47,376	14
Pre-provision profit	30,031	21,133	42	53,017	42,846	24
Provision for credit losses	2,515	2,849	(12)	5,022	6,154	(18)
Net income	21,155	14,987	41	37,649	29,630	27
Diluted earnings per share	7.70	5.24	47	13.63	10.31	32
Selected ratios and metrics
Return on common equity	24%	18%		22%	18%
Return on tangible common equity	29	21		26	21
Book value per share	$133.01	$122.51	9	$133.01	$122.51	9
Tangible book value per share	113.35	103.40	10	113.35	103.40	10
Capital ratios - Standardized(a)
CET1 capital	14.2%	15.1%		14.2%	15.1%
Tier 1 capital	15.1	16.1		15.1	16.1
Total capital	17.0	17.8		17.0	17.8
Memo:
NII excluding Markets(b)	$23,677	$22,753	4	$46,957	$45,343	4
NIR excluding Markets(b)	22,267	13,991	59	37,964	27,752	37
Markets(c)	12,078	8,936	35	23,637	18,599	27
Total net revenue - managed basis	$58,022	$45,680	27%	$108,558	$91,694	18%
(a)As of June 30, 2026, the Advanced total capital ratio was more binding on the Firm than the Standardized total capital ratio. Refer to Capital Risk Management on pages 44-51 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively.
(c)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily Principal transactions revenue.
Comparisons noted in the sections below are for the second quarter of 2026 versus the second quarter of 2025, unless otherwise specified.
Visa shares: On April 13, 2026, Visa Inc. commenced an exchange offer for Visa Class B-2 common shares. On May 11, 2026, Visa accepted the Firm’s tender of its 18.6 million Visa Class B-2 common shares in exchange for a combination of Visa Class B-3 common shares and Visa Class C common shares (“Visa C shares”), resulting in a $4.6 billion net gain for the three months ended June 30, 2026.
Gains on certain equity investments: The second quarter of 2026 included $1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB. These gains represented a measurement alternative markup on an equity investment and initial gains on transition from measurement alternative to recurring fair value on certain other equity investments.
Firmwide overview
For the second quarter of 2026, JPMorganChase reported net income of $21.2 billion, up 41%, with earnings per share of $7.70, ROE of 24% and ROTCE of 29%. The Firm's results included a $4.6 billion net gain related to Visa shares in Corporate and $1.0 billion of gains on certain equity investments in Corporate and CIB.
•Total net revenue was $57.3 billion, up 28%, reflecting:
–Net interest income ("NII") was $25.5 billion, up 10%, driven by higher Markets net interest income, higher deposit balances, higher revolving balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates. NII excluding Markets was $23.7 billion, up 4%.
–Noninterest revenue ("NIR") was $31.8 billion, up 47%, predominantly driven by the $4.6 billion net gain related to Visa shares, higher Markets noninterest revenue, $1.0 billion of gains on certain equity investments, higher asset management fees in AWM and CCB, higher investment banking fees, and higher auto operating lease income, partially offset by higher net investment securities losses in Treasury and CIO.
•Noninterest expense was $27.3 billion, up 15%, predominantly driven by higher compensation expense as a result of higher revenue-related compensation, wage inflation and growth in the number of employees, as well as higher brokerage expense and distribution fees, continued investments in marketing and technology, and higher occupancy expense.
•The provision for credit losses was $2.5 billion. Net charge-offs were $2.4 billion, down $44 million. The net addition to the allowance for credit losses was $149 million, primarily in wholesale.
In the prior year, the provision was $2.8 billion, net charge-offs were $2.4 billion and the net addition to the allowance for credit losses was $439 million.
•The total allowance for credit losses was $31.5 billion at June 30, 2026. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.79%, compared with 1.85% in the prior year.
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
•The Firm’s nonperforming assets totaled $9.8 billion at June 30, 2026, down 6%, driven by:
–lower wholesale nonperforming assets, reflecting net portfolio activity, predominantly offset by net downgrades, and
–lower consumer nonaccrual loans, driven by the normalization of loans following the forbearances related to California wildfires that were initiated in the prior year.
Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 66-74 and pages 61-65, respectively, for additional information.
•Firmwide average loans of $1.5 trillion were up 10%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.7 trillion were up 7%, reflecting:
–net inflows related to client-driven activities primarily in Payments,
–growth in new accounts in CCB,
–growth in new accounts in Corporate related to the Firm's international consumer initiatives, and
–growth in both new accounts and balances in existing accounts in AWM
Refer to Liquidity Risk Management on pages 52-58 for additional information.
Selected capital and other metrics
•CET1 capital was $303 billion, and the Standardized and Advanced CET1 ratios were each 14.2%.
•SLR was 5.5%.
•TBVPS grew 10%, ending the second quarter of 2026 at $113.35.
•As of June 30, 2026, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $956 billion and unencumbered marketable securities with a fair value of approximately $541 billion, resulting in approximately $1.5 trillion of liquidity sources.
Refer to Capital Risk Management and Liquidity Risk Management on pages 44-51 and pages 52-58, respectively, for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the second quarter of 2026.

CCB ROE 34%
•Average deposits up 3% year-over-year ("YoY"), up 2% quarter-over-quarter ("QoQ"); client investment assets up 21%
•Average loans up 2% YoY, up 1% QoQ; Card Services net charge-off rate of 3.34%
•Debit and credit card sales volume(a) up 10%
•Active mobile customers up 6%

CIB ROE 22%
•Investment banking fees up 30% YoY, up 14% QoQ; #1 ranking for global investment banking fees with 9.3% wallet share year-to-date ("YTD")(b)
•Markets revenue up 35%, with Fixed Income Markets up 6% and Equity Markets up 86%
•Average Banking & Payments loans up 13% YoY, up 5% QoQ; average client deposits(c) up 11% YoY, up 3% QoQ

AWM ROE 48%	•Assets under management ("AUM") of $5.1 trillion, up 18% •Average loans up 18% YoY, up 6% QoQ; average deposits up 5% YoY, up 3% QoQ
(a)Excludes Commercial Card.
(b)Source: Dealogic as of July 1, 2026.
(c)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 20-42 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2026, consisting of approximately:

$1.9 trillion	Total credit provided and capital raised (including loans and commitments)

$160 billion	Credit for consumers

$17 billion	Credit for U.S. small businesses

$1.7 trillion	Credit and capital for corporations and non-U.S. government entities(a)

$52 billion	Credit and capital for nonprofit and U.S. government entities(b)
(a)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On June 25, 2026, JPMorganChase announced that Doug Petno and Troy Rohrbaugh, formerly the Co-CEOs of the Commercial & Investment Bank (“CIB”), had been named Co-Presidents of the Firm, effective immediately. In addition to their new roles, Mr. Petno became the sole CEO of the CIB, and Mr. Rohrbaugh became the CEO of Consumer & Community Banking (“CCB”). Marianne Lake, the former CEO of CCB, is retiring after more than 25 years with the Firm.

Outlook
The statements set forth below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs and expectations of JPMorganChase’s management, speak only as of the date on which they were made, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 92 of this Form 10-Q and Part I, Item 1A, Risk Factors on pages 9–31 of the 2025 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorganChase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2026 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
The Firm provided the following outlook information on July 14, 2026 in connection with announcing its results for the quarter ended June 30, 2026:
Full-year 2026
•Management expects net interest income to be approximately $105.5 billion and net interest income excluding Markets to be approximately $96.5 billion, market dependent.
•Management expects adjusted expense to be approximately $107.5 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.2%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 18-19.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2026 and 2025, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 87-89 of this Form 10-Q and pages 154–157 of JPMorganChase’s 2025 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,				Six months ended June 30,
(in millions)	2026		2025	Change	2026		2025	Change
Investment banking fees	$3,208		$2,499	28%	$6,066		$4,677	30%
Principal transactions	9,007		7,149	26	16,994		14,763	15
Lending- and deposit-related fees	2,511		2,248	12	4,905		4,380	12
Asset management fees	5,658		4,806	18	11,173		9,506	18
Commissions and other fees	2,614		2,194	19	5,096		4,227	21
Investment securities losses	(395)		(54)	NM	(331)		(91)	(264)
Mortgage fees and related income	336		363	(7)	645		641	1
Card income	1,348		1,344	—	2,538		2,560	(1)
Other income(a)	7,549	(b)	1,154	NM	9,220	(b)	3,077	200
Noninterest revenue	31,836		21,703	47	56,306		43,740	29
Net interest income	25,511		23,209	10	50,877		46,482	9
Total net revenue	$57,347		$44,912	28%	$107,183		$90,222	19%
(a)Included operating lease income of $1.2 billion and $901 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 billion and $1.7 billion for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 5 for additional information.
(b)Included a $4.6 billion net gain related to Visa shares in Corporate and $1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB. Refer to Executive Overview on pages 5–8, and Notes 2 and 5 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher equity underwriting fees predominantly driven by higher revenue from certain large IPOs and convertible securities offerings,
•higher debt underwriting fees predominantly driven by higher investment-grade loans and bonds and non-investment grade bonds, and
•higher advisory fees driven by higher fees from deals in the Financial Institutions, Technology, and Diversified Industries sectors, largely offset by lower fees from deals in the Consumer & Retail sector.
Refer to CIB segment results on pages 27-34 and Note 5 for additional information.
Principal transactions revenue increased, reflecting the net impact in CIB of:
•higher Equity Markets revenue driven by Equity Derivatives, Prime Finance and Cash, and
•lower Fixed Income Markets revenue driven by Commodities, Currencies & Emerging Markets, and Securitized Products, partially offset by higher revenue in Credit.

Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 27-34 and Note 5 for additional information.
Lending- and deposit-related fees increased, reflecting:
•in CIB, higher deposit-related fees, primarily cash management fees, and higher lending-related fees, primarily loan commitment fees, both as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Refer to CCB and CIB segment results on pages 22-26 and pages 27-34, respectively, and Note 5 for additional information.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB. Refer to CCB and AWM segment results on pages 22-26 and pages 35-39, respectively, and Note 5 for additional information.

Commissions and other fees increased in CIB and AWM, largely due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher market levels and client activity. Refer to CIB and AWM segment results on pages 27-34 and pages 35-39, respectively, and Note 5 for additional information.
Investment securities losses increased, reflecting higher losses on sales of securities associated with repositioning the investment securities portfolio in Treasury and CIO. The current quarter net loss was primarily related to sales of U.S. GSE and government agency MBS. Refer to Corporate results on pages 40-42 and Note 9 for additional information.
Mortgage fees and related income: refer to Note 14 for additional information.
Card income was flat, reflecting in CCB, higher annual fees, predominantly offset by lower net interchange income. Net interchange income decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments. Refer to CCB segment results on pages 22-26 and Note 5 for additional information.
Other income increased, reflecting:
•the $4.6 billion net gain related to Visa shares in Corporate,
•$1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB,
•higher auto operating lease income in CCB due to growth in volume, and
•higher investment valuation gains in AWM.
Refer to CCB, CIB and AWM segment and Corporate results on pages 22-26, pages 27-34, pages 35-39 and pages 40-42, respectively, for additional information; Notes 2 and 5 for additional information on Visa shares; and Note 5 for additional information on the gains on certain equity investments.
Net interest income increased driven by higher Markets net interest income, higher deposit balances across the LOBs and Corporate, higher revolving balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates.
The Firm’s average interest-earning assets were $4.3 trillion, up $442 billion, and the yield was 4.75%, down 29 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.40%, a decrease of 3 bps. The net yield excluding Markets was 3.65%, down 6 bps.
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
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher advisory fees largely driven by higher fees from deals in the Diversified Industries, Financial Institutions, and Technology sectors, partially offset by lower fees from deals in the Consumer & Retail sector,
•higher equity underwriting fees driven by higher revenue across all products, and
•higher debt underwriting fees driven by higher investment-grade loans and bonds and non-investment grade bonds, largely offset by lower non-investment grade loans.
Principal transactions revenue increased, reflecting in CIB, higher Equity Markets revenue predominantly driven by Prime Finance and Equity Derivatives. Fixed Income Markets was relatively flat as higher revenue in Credit was offset by lower revenue in Securitized Products.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Lending- and deposit-related fees increased, reflecting:
•in CIB, higher deposit-related fees, primarily cash management fees, and higher lending-related fees, primarily loan commitment fees, both as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB.
Commissions and other fees increased in CIB and AWM, largely due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher market levels and client activity.
Investment securities losses increased, reflecting higher losses on sales of securities associated with repositioning the investment securities portfolio in Treasury and CIO. The current year net loss was primarily related to sales of U.S. GSE and government agency MBS, partially offset by gains on sales of U.S. Treasuries.
Mortgage fees and related income: refer to Note 14 for additional information.

Card income was relatively flat, reflecting, primarily in CCB, an increase in amortization related to new account origination costs and lower net interchange income, predominantly offset by higher annual fees. Net interchange income decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Other income increased, reflecting:
•the $4.6 billion net gain related to Visa shares in Corporate,
•$1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB,
•higher auto operating lease income in CCB due to growth in volume, and
•higher investment valuation gains in AWM,
partially offset by
•lower First Republic-related revenues primarily driven by the absence of the $588 million gain recorded in the prior year in Corporate.
Refer to Note 5 for additional information on the First Republic acquisition.

Net interest income increased driven by higher Markets net interest income, higher deposit balances across the LOBs and Corporate, higher revolving balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates.
The Firm’s average interest-earning assets were $4.2 trillion, up $455 billion, and the yield was 4.79%, down 32 bps. The net yield on these assets, on an FTE basis, was 2.45%, a decrease of 6 bps. The net yield excluding Markets was 3.69%, down 6 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Consumer, excluding credit card	$142	$131	8%	$155	$335	(54)%
Credit card	2,026	1,937	5	4,070	4,319	(6)
Total consumer	2,168	2,068	5	4,225	4,654	(9)
Wholesale	361	791	(54)	808	1,527	(47)
Investment securities	(14)	(10)	(40)	(11)	(27)	59
Total provision for credit losses	$2,515	$2,849	(12)%	$5,022	$6,154	(18)%
Quarterly results
The provision for credit losses was $2.5 billion. Net charge-offs were $2.4 billion and the net addition to the allowance for credit losses was $149 million.
The provision for credit losses included:
•$2.2 billion in consumer, reflecting net charge-offs of $2.2 billion, predominantly driven by Card Services, primarily due to loan growth. The allowance for credit losses was relatively flat, and
•$361 million in wholesale, driven by a net increase in the loan portfolio and changes in the credit quality of certain exposures, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets. Net charge-offs were $209 million and the net addition to the allowance for credit losses was $152 million.
In the prior year, the provision was $2.8 billion, net charge-offs were $2.4 billion and the net addition to the allowance for credit losses was $439 million.
Refer to CCB, CIB and AWM segment and Corporate results on pages 22-26, pages 27-34, pages 35-39, and pages 40-42, respectively; Allowance for Credit Losses on pages 75-77; Critical Accounting Estimates Used by the Firm on pages 87-89; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $5.0 billion. Net charge-offs were $4.7 billion and the net addition to the allowance for credit losses was $340 million.
The provision for credit losses included:
•$4.2 billion in consumer, consisting of net charge-offs of $4.4 billion, predominantly driven by Card Services, reflecting loan growth, and a net reduction in the allowance for credit losses of $128 million, predominantly driven by improvements in home prices in the first quarter of 2026, and
•$808 million in wholesale, driven by changes in the credit quality of certain exposures and a net increase in the loan portfolio, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets. The net addition to the allowance for credit losses was $479 million and net charge-offs were $329 million.
In the prior year, the provision was $6.2 billion, net charge-offs were $4.7 billion and the net addition to the allowance for credit losses was $1.4 billion.

Noninterest expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Compensation expense	$15,159	$13,710	11%	$30,498	$27,803	10%
Noncompensation expense:
Occupancy	1,482	1,264	17	2,929	2,566	14
Technology, communications and equipment(a)	3,107	2,704	15	6,128	5,282	16
Professional and outside services	3,855	3,006	28	7,338	5,845	26
Marketing	1,670	1,279	31	3,274	2,583	27
Other expense	2,043	1,816	13	3,999	3,297	21
Total noncompensation expense	12,157	10,069	21	23,668	19,573	21
Total noninterest expense	$27,316	$23,779	15%	$54,166	$47,376	14%
Certain components of other expense(b)
FDIC-related expense	$350	$302		$682	$291
Operating losses	280	314		566	700
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased predominantly driven by:
•higher revenue-related compensation across the LOBs,
•the impact of wage inflation, and
•growth in the number of employees, primarily front office employees.
Noncompensation expense increased, reflecting:
•higher investments in technology across the LOBs and Corporate and marketing in CCB,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher occupancy expense, reflecting net additions and improvements to the Firm’s properties, including its new headquarters, bank branches and other corporate offices, and
•higher depreciation expense on higher auto operating lease assets in CCB.
Refer to Note 5 for additional information on other expense.
Year-to-date results
Compensation expense increased predominantly driven by:
•higher revenue-related compensation across the LOBs,
•the impact of wage inflation, and
•growth in the number of employees, primarily front office employees.
Noncompensation expense increased, reflecting:
•higher investments in technology across the LOBs and Corporate and marketing in CCB,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher FDIC-related expense, which included the absence of an FDIC special assessment accrual release of $323 million recorded in the first quarter of the prior year,
•higher depreciation expense on higher auto operating lease assets in CCB, and
•higher occupancy expense, reflecting net additions and improvements to the Firm’s properties, including its new headquarters, bank branches and other corporate offices.

Income tax expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Income before income tax expense	$27,516	$18,284	50%	$47,995	$36,692	31%
Income tax expense	6,361	3,297	93	10,346	7,062	47
Effective tax rate	23.1%	18.0%		21.6%	19.2%
Quarterly results
The effective tax rate increased predominantly driven by the absence of a $774 million income tax benefit recorded in the prior year arising from the resolution of certain tax audits and the impact of tax regulations, and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Year-to-date results
The effective tax rate increased driven by the absence of a $774 million income tax benefit recorded in the prior year arising from the resolution of certain tax audits and the impact of tax regulations, and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, partially offset by higher tax benefits related to the vesting of employee share-based awards.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2026 and December 31, 2025. Refer to pages 154–157 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	June 30, 2026	December 31, 2025	Change
Assets
Cash and due from banks	$24,720	$21,742	14%
Deposits with banks	285,091	321,596	(11)
Federal funds sold and securities purchased under resale agreements	446,143	336,426	33
Securities borrowed	362,487	286,191	27
Trading assets	1,062,072	802,873	32
Available-for-sale securities	536,048	507,198	6
Held-to-maturity securities	268,474	270,134	(1)
Investment securities, net of allowance for credit losses	804,522	777,332	3
Loans	1,542,462	1,493,429	3
Allowance for loan losses	(26,152)	(25,765)	2
Loans, net of allowance for loan losses	1,516,310	1,467,664	3
Accrued interest and accounts receivable	179,939	111,599	61
Premises and equipment	37,701	36,244	4
Goodwill, MSRs and other intangible assets	64,304	64,458	—
Other assets	231,780	198,775	17
Total assets	$5,015,069	$4,424,900	13%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, higher loans, and net purchases of investment securities in Treasury and CIO, predominantly offset by the impact of higher deposits and higher long-term debt.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting higher client-driven market-making activities, as well as when compared with seasonally lower levels at year-end.
Securities borrowed increased driven by Markets, predominantly due to a higher demand for securities to cover short positions.
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
Investment securities increased due to the net impact of:
•higher available-for-sale ("AFS") securities, reflecting net purchases, predominantly U.S. Treasuries and non-U.S. government debt securities, partially offset by maturities and paydowns; and
•lower held to-maturity (“HTM”) securities driven by maturities and paydowns, predominantly offset by purchases of U.S. Treasuries.
Refer to Corporate results on pages 40-42, Investment Portfolio Risk Management on page 78, and Notes 2 and 9 for additional information.
Loans increased as a result of:
•higher loans in AWM, largely securities-based lending due to higher client demand, and
•higher wholesale loans in CIB due to higher client demand.
The allowance for loan losses increased, reflecting a net addition of $387 million, and consisted of:
•$507 million in wholesale, driven by a net increase in the loan portfolio and changes in the credit quality of certain exposures, partially offset by an update to loss assumptions on certain loans in Markets, and
•a net reduction of $120 million in consumer, predominantly driven by improvements in home prices in the first quarter of 2026.
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
Other assets increased predominantly due to a higher level of securities financing transactions, as well as higher cash collateral placed with central counterparties ("CCP") in Markets, higher equity investments, predominantly in Corporate, including those made by the Strategic Investment Group within the Firm’s Security and Resiliency Initiative, and Visa shares.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2026	December 31, 2025	Change
Liabilities
Deposits	$2,713,700	$2,559,320	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	704,918	442,396	59
Short-term borrowings	72,430	64,776	12
Trading liabilities	275,136	216,019	27
Accounts payable and other liabilities	384,290	316,794	21
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	29,474	27,951	5
Long-term debt	460,523	435,206	6
Total liabilities	4,640,471	4,062,462	14
Stockholders’ equity	374,598	362,438	3
Total liabilities and stockholders’ equity	$5,015,069	$4,424,900	13%
Deposits increased, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives,
•an increase in CCB driven by growth in new accounts, largely offset by continued customer spending, and
•a decrease in AWM driven by seasonal tax outflows and continued migration into other investment products, predominantly offset by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
Refer to Liquidity Risk Management on pages 52-58 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings; and Notes 2 and 15 for deposits; and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased due to client-driven market-making activities, which resulted in higher levels of short positions, and higher derivative payables, primarily as a result of market movements. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased due to client-driven activities and the impact of a higher level of securities financing transactions in Markets, including prime brokerage.
Beneficial interests issued by consolidated VIEs: refer to Liquidity Risk Management on pages 52-58 and Notes 13 and 22 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances of structured notes in Markets due to client demand and net issuances of long-term debt in Treasury and CIO. Refer to Liquidity Risk Management on pages 52-58 for additional information.
Stockholders’ equity increased, as a result of the Firm's net income, largely offset by the impact of capital actions, primarily net repurchases of common shares and dividend payments on common and preferred stock.
Refer to Consolidated statements of changes in stockholders’ equity on page 96, Capital Actions on page 49, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2026 and 2025.

(in millions)	Six months ended June 30,
	2026	2025
Net cash provided by/(used in)
Operating activities	$(237,044)	$(222,292)
Investing activities	(211,376)	(291,136)
Financing activities	419,479	440,863
Effect of exchange rate changes on cash	(4,586)	23,575
Net decrease in cash and due from banks and deposits with banks	$(33,527)	$(48,990)
Operating activities
•In 2026, cash used resulted from higher trading assets, higher securities borrowed, higher accrued interest and accounts receivable, and higher other assets, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
•In 2025, cash used resulted from higher trading assets, higher accrued interest and accounts receivable and net originations and purchases of loans held-for sale, partially offset by higher trading liabilities.
Investing activities
•In 2026, cash used resulted from higher securities purchased under resale agreements, net loan originations and net purchases of investment securities.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 44-51, and Liquidity Risk Management on pages 52-58, and the Consolidated Statements of Cash Flows on page 97 of this Form 10-Q, and pages 100–107 of JPMorganChase’s 2025 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2026			2025
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$7,549	$564	$8,113	$1,154	$663	$1,817
Total noninterest revenue	31,836	564	32,400	21,703	663	22,366
Net interest income	25,511	111	25,622	23,209	105	23,314
Total net revenue	57,347	675	58,022	44,912	768	45,680
Total noninterest expense	27,316	NA	27,316	23,779	NA	23,779
Pre-provision profit	30,031	675	30,706	21,133	768	21,901
Provision for credit losses	2,515	NA	2,515	2,849	NA	2,849
Income before income tax expense	27,516	675	28,191	18,284	768	19,052
Income tax expense	6,361	675	7,036	3,297	768	4,065
Net income	$21,155	NA	$21,155	$14,987	NA	$14,987

Overhead ratio	48%	NM	47%	53%	NM	52%

	Six months ended June 30,
	2026			2025
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$9,220	$1,151	$10,371	$3,077	$1,265	$4,342
Total noninterest revenue	56,306	1,151	57,457	43,740	1,265	45,005
Net interest income	50,877	224	51,101	46,482	207	46,689
Total net revenue	107,183	1,375	108,558	90,222	1,472	91,694
Total noninterest expense	54,166	NA	54,166	47,376	NA	47,376
Pre-provision profit	53,017	1,375	54,392	42,846	1,472	44,318
Provision for credit losses	5,022	NA	5,022	6,154	NA	6,154
Income before income tax expense	47,995	1,375	49,370	36,692	1,472	38,164
Income tax expense	10,346	1,375	11,721	7,062	1,472	8,534
Net income	$37,649	NA	$37,649	$29,630	NA	$29,630

Overhead ratio	51%	NM	50%	53%	NM	52%
(a)For other income, recognized in CIB, and for net interest income, predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Net interest income – reported(a)	$25,511	$23,209	10%	$50,877	$46,482	9%
Fully taxable-equivalent adjustments	111	105	6	224	207	8
Net interest income – managed basis	$25,622	$23,314	10	$51,101	$46,689	9
Less: Markets net interest income(b)	1,945	561	247	4,144	1,346	208
Net interest income excluding Markets	$23,677	$22,753	4	$46,957	$45,343	4

Average interest-earning assets(a)	$4,287,954	$3,845,982	11	$4,212,266	$3,757,674	12
Less: Average Markets interest-earning assets(b)	1,686,445	1,387,584	22	1,643,008	1,321,732	24
Average interest-earning assets excluding Markets	$2,601,509	$2,458,398	6	$2,569,258	$2,435,942	5
Net yield on average interest-earning assets – managed basis	2.40%	2.43%		2.45%	2.51%
Net yield on average Markets interest-earning assets(b)	0.46	0.16		0.51	0.21
Net yield on average interest-earning assets excluding Markets	3.65%	3.71%		3.69%	3.75%

Noninterest revenue – reported	$31,836	$21,703	47	$56,306	$43,740	29
Fully taxable-equivalent adjustments	564	663	(15)	1,151	1,265	(9)
Noninterest revenue – managed basis	$32,400	$22,366	45	$57,457	$45,005	28
Less: Markets noninterest revenue(b)	10,133	8,375	21	19,493	17,253	13
Noninterest revenue excluding Markets	$22,267	$13,991	59	$37,964	$27,752	37

Memo: Total Markets net revenue(b)	$12,078	$8,936	35%	$23,637	$18,599	27%
(a)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(b)Refer to page 33 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2026	Dec 31, 2025	Three months ended June 30,		Six months ended June 30,
			2026	2025	2026	2025
Common stockholders’ equity	$353,558	$342,393	$343,146	$329,797	$342,104	$327,086
Less: Goodwill	52,711	52,731	52,740	52,692	52,739	52,637
Less: Other intangible assets	2,437	2,560	2,463	2,741	2,490	2,785
Add: Certain deferred tax liabilities(a)	2,904	2,916	2,909	2,926	2,912	2,932
Tangible common equity	$301,314	$290,018	$290,852	$277,290	$289,787	$274,596

Return on tangible common equity	NA	NA	29%	21%	26%	21%
Tangible book value per share	$113.35	$107.56	NA	NA	NA	NA
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
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 48, and page 96 of JPMorganChase’s 2025 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 62–82 and Note 32 of JPMorganChase’s 2025 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Total net revenue	$20,272	$18,847	8%	$24,853	$19,535	27%	$6,851	$5,760	19%
Total noninterest expense	11,108	9,858	13	11,390	9,641	18	4,207	3,733	13
Pre-provision profit	9,164	8,989	2	13,463	9,894	36	2,644	2,027	30
Provision for credit losses	2,156	2,082	4	356	696	(49)	13	46	(72)
Net income	5,311	5,169	3	9,678	6,650	46	1,957	1,473	33
Return on equity (“ROE”)	34%	36%		22%	17%		48%	36%

Three months ended June 30,	Corporate				Total
(in millions, except ratios)	2026		2025	Change	2026	2025	Change
Total net revenue	$6,046	(a)	$1,538	293%	$58,022	$45,680	27%
Total noninterest expense	611		547	12	27,316	23,779	15
Pre-provision profit	5,435		991	448	30,706	21,901	40
Provision for credit losses	(10)		25	NM	2,515	2,849	(12)
Net income	4,209		1,695	148	21,155	14,987	41
ROE	NM		NM		24%	18%

Six months ended June 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Total net revenue	$39,840	$37,160	7%	$48,232	$39,201	23%	$13,225	$11,491	15%
Total noninterest expense	22,087	19,715	12	22,526	19,483	16	8,374	7,446	12
Pre-provision profit	17,753	17,445	2	25,706	19,718	30	4,851	4,045	20
Provision for credit losses	4,206	4,711	(11)	838	1,401	(40)	(11)	36	NM
Net income	10,287	9,594	7	18,722	13,592	38	3,732	3,056	22
ROE	33%	34%		22%	18%		46%	38%

Six months ended June 30,	Corporate				Total
(in millions, except ratios)	2026		2025	Change	2026	2025	Change
Total net revenue	$7,261	(a)	$3,842	89%	$108,558	$91,694	18%
Total noninterest expense	1,179		732	61	54,166	47,376	14
Pre-provision profit	6,082		3,110	96	54,392	44,318	23
Provision for credit losses	(11)		6	NM	5,022	6,154	(18)
Net income	4,908		3,388	45	37,649	29,630	27
ROE	NM		NM		22%	18%
(a)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments. Refer to Executive Overview on pages 5–8, and Notes 2 and 5 for additional information.
Refer to Note 25 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three and six months ended June 30, 2026 and 2025, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 65–68 of JPMorganChase's 2025 Form 10-K and Line of Business Metrics on page 199 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2026	2025		Change	2026	2025		Change
Revenue
Lending- and deposit-related fees	$971	$888		9%	$1,918	$1,727		11%
Asset management fees	1,379	1,110		24	2,682	2,203		22
Mortgage fees and related income	325	347		(6)	628	610		3
Card income	691	687		1	1,283	1,340		(4)
All other income(a)	1,814	1,420		28	3,499	2,743		28
Noninterest revenue	5,180	4,452		16	10,010	8,623		16
Net interest income	15,092	14,395		5	29,830	28,537		5
Total net revenue	20,272	18,847		8	39,840	37,160		7

Provision for credit losses	2,156	2,082		4	4,206	4,711		(11)

Noninterest expense
Compensation expense	4,682	4,260	(e)	10	9,304	8,635	(e)	8
Noncompensation expense(b)(c)	6,426	5,598	(e)	15	12,783	11,080	(e)	15
Total noninterest expense	11,108	9,858		13	22,087	19,715		12
Income before income tax expense	7,008	6,907		1	13,547	12,734		6
Income tax expense	1,697	1,738		(2)	3,260	3,140		4
Net income	$5,311	$5,169		3	$10,287	$9,594		7

Revenue by business
Banking & Wealth Management	$11,229	$10,698		5	$21,806	$20,952		4
Home Lending	1,285	1,250		3	2,517	2,457		2
Card Services & Auto	7,758	6,899		12	15,517	13,751		13

Mortgage fees and related income details:
Production revenue	147	151		(3)	325	261		25
Net mortgage servicing revenue(d)	178	196		(9)	303	349		(13)
Mortgage fees and related income	$325	$347		(6)%	$628	$610		3%

Financial ratios
Return on equity	34%	36%			33%	34%
Overhead ratio	55	52			55	53
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $1.2 billion and $896 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 billion and $1.7 billion for the six months ended June 30, 2026 and 2025, respectively.
(b)Included compensation expense recorded in and allocated from Corporate of $815 million and $785 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 billion for each of the six months ended June 30, 2026 and 2025. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
(c)Included depreciation expense on leased assets of $694 million and $577 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 billion and $1.1 billion for the six months ended June 30, 2026 and 2025, respectively.
(d)Included MSR risk management results of $39 million and $47 million for the three months ended June 30, 2026 and 2025, respectively, and $24 million and $56 million for the six months ended June 30, 2026 and 2025, respectively.
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

Quarterly results
Net income was $5.3 billion, up 3%.
Net revenue was $20.3 billion, up 8%.
Net interest income was $15.1 billion, up 5%, predominantly driven by higher Card Services NII, largely driven by higher revolving balances.
Noninterest revenue was $5.2 billion, up 16%, predominantly driven by:
•higher auto operating lease income as a result of growth in volume, and
•in Banking & Wealth Management ("BWM"), higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of higher transaction volume and new accounts.
In addition, card income was relatively flat, reflecting higher annual fees, predominantly offset by lower net interchange. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on card income, asset management fees and deposit-related fees; and Critical Accounting Estimates on pages 87-89 for additional information on the credit card rewards liability.
Noninterest expense was $11.1 billion, up 13%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in marketing and technology, and higher auto lease depreciation on higher auto operating lease assets, as well as
•higher compensation expense, predominantly for advisors and bankers, including higher revenue-related compensation.
The provision for credit losses was $2.2 billion. Net charge-offs were $2.2 billion, up $70 million, predominantly driven by Card Services, reflecting loan growth. The allowance for credit losses was flat.
In the prior year, the provision was $2.1 billion, net charge-offs were $2.1 billion and the allowance for credit losses was relatively flat.
Refer to Credit and Investment Risk Management on pages 59-78 and Allowance for Credit Losses on pages 75-77 for a further discussion of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $10.3 billion, up 7%.
Net revenue was $39.8 billion, up 7%.
Net interest income was $29.8 billion, up 5%, reflecting higher Card Services NII, largely driven by higher revolving balances.
Noninterest revenue was $10.0 billion, up 16%, driven by:
•higher auto operating lease income as a result of growth in volume, and
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of higher transaction volume and new accounts, partially offset by
•lower card income, driven by an increase in amortization related to new account origination costs and lower net interchange, predominantly offset by higher annual fees. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Noninterest expense was $22.1 billion, up 12%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in marketing and technology, higher auto lease depreciation on higher auto operating lease assets and higher legal expense, as well as
•higher compensation expense, predominantly for advisors and bankers, including higher revenue-related compensation.
The provision for credit losses was $4.2 billion. Net charge-offs were $4.4 billion, up $111 million, largely driven by Card Services, reflecting loan growth. The net reduction in the allowance for credit losses of $145 million was predominantly driven by improvements in home prices in the first quarter of 2026.
In the prior year, the provision was $4.7 billion, net charge-offs were $4.2 billion and the net addition to the allowance for credit losses was $471 million.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except employees)	2026	2025		Change	2026	2025		Change
Selected balance sheet data (period-end)
Total assets	$672,612	$652,379		3%	$672,612	$652,379		3%
Loans:
Banking & Wealth Management	34,337	33,749		2	34,337	33,749		2
Home Lending(a)	237,176	241,618		(2)	237,176	241,618		(2)
Card Services	249,816	233,051		7	249,816	233,051		7
Auto	72,220	72,182		—	72,220	72,182		—
Total loans	593,549	580,600		2	593,549	580,600		2
Deposits	1,093,862	1,063,137		3	1,093,862	1,063,137		3
Equity	61,500	56,000		10	61,500	56,000		10
Selected balance sheet data (average)
Total assets	$662,460	$642,284		3	$659,236	$640,981		3
Loans:
Banking & Wealth Management	33,832	33,536		1	33,437	33,349		—
Home Lending(b)	238,808	242,665		(2)	239,614	243,469		(2)
Card Services	243,501	228,446		7	241,339	226,480		7
Auto	71,456	71,410		—	70,836	71,933		(2)
Total loans	587,597	576,057		2	585,226	575,231		2
Deposits	1,095,646	1,060,363		3	1,085,853	1,057,038		3
Equity	61,500	56,000		10	61,500	56,000		10

Employees	144,079	143,198	(c)	1%	144,079	143,198	(c)	1%
(a)At June 30, 2026 and 2025, Home Lending loans held-for-sale and loans at fair value were $13.1 billion and $8.9 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $13.0 billion and $8.9 billion for the three months ended June 30, 2026 and 2025, respectively, and $12.4 billion and $8.2 billion for the six months ended June 30, 2026 and 2025, respectively.
(c)Refer to footnote (e) on page 22 for further information on the centralization of Risk functions.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2026	2025	Change	2026	2025	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,506	$3,891	(10)%	$3,506	$3,891	(10)%
Net charge-offs/(recoveries)
Banking & Wealth Management	87	102	(15)	172	199	(14)
Home Lending	(18)	(21)	14	(33)	(47)	30
Card Services	2,025	1,938	4	4,069	3,921	4
Auto	62	67	(7)	143	167	(14)
Total net charge-offs/(recoveries)	$2,156	$2,086	3	$4,351	$4,240	3

Net charge-off/(recovery) rate
Banking & Wealth Management	1.03%	1.22%		1.04%	1.20%
Home Lending	(0.03)	(0.04)		(0.03)	(0.04)
Card Services	3.34	3.40		3.40	3.49
Auto	0.35	0.38		0.41	0.47
Total net charge-off/(recovery) rate	1.51%	1.48%		1.53%	1.51%

30+ day delinquency rate
Home Lending(b)	0.83%	0.93%		0.83%	0.93%
Card Services	1.91	2.06		1.91	2.06
Auto	1.03	1.12		1.03	1.12

90+ day delinquency rate - Card Services	1.00%	1.07%		1.00%	1.07%

Allowance for credit losses:
Allowance for loan losses
Banking & Wealth Management	$765	$790	(3)	$765	$790	(3)
Home Lending	507	547	(7)	507	547	(7)
Card Services	15,563	15,008	4	15,563	15,008	4
Auto	587	637	(8)	587	637	(8)
Total allowance for loan losses	$17,422	$16,982	3	$17,422	$16,982	3
Allowance for lending-related commitments	$2,280 (c)	$90	NM	$2,280 (c)	$90	NM
Total allowance for credit losses	$19,702	$17,072	15%	$19,702	$17,072	15%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $61 million and $68 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At June 30, 2026 and 2025, excluded mortgage loans insured by U.S. government agencies of $85 million and $99 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Included $2.2 billion associated with the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2026	2025	Change	2026	2025	Change
Business Metrics
Number of branches	5,135	4,994	3%	5,135	4,994	3%
Active digital customers (in thousands)	76,706	73,014	5	76,706	73,014	5
Active mobile customers (in thousands)	63,746	59,898	6	63,746	59,898	6
Debit and credit card sales volume	$535.8	$487.2	10	$1,023.4	$935.9	9
Total payments transaction volume (in trillions)	1.9	1.8	6	3.7	3.4	9

Banking & Wealth Management
Average deposits	$1,078.4	$1,044.2	3	$1,069.0	$1,041.6	3
Deposit margin	2.70%	2.76%		2.66%	2.72%
Business Banking average loans	$18.3	$19.2	(5)	$18.5	$19.3	(5)
Business banking origination volume	0.7	0.9	(16)	1.5	1.7	(13)
Client investment assets(a)	1,394.9	1,155.0	21	1,394.9	1,155.0	21
Number of client advisors	6,329	5,948	6	6,329	5,948	6

Home Lending
Mortgage origination volume by channel
Retail	$10.6	$8.7	22	$19.3	$14.2	36
Correspondent	6.6	4.8	38	11.6	8.7	33
Total mortgage origination volume(b)	$17.2	$13.5	27	$30.9	$22.9	35

Third-party mortgage loans serviced (period-end)	$652.8	$653.3	—	$652.8	$653.3	—
MSR carrying value (period-end)	9.1	9.0	1	9.1	9.0	1

Card Services
Sales volume, excluding commercial card	$373.1	$340.0	10	$710.7	$650.6	9
Net revenue rate	10.37%	10.06%		10.57%	10.22%
Net yield on average loans	10.39	10.04		10.62	10.17

Auto
Loan and lease origination volume	$12.3	$11.3	9	$22.7	$22.0	3
Average auto operating lease assets	21.1	15.2	39%	20.8	14.4	44%
(a)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 35-39 for additional information.
(b)Firmwide mortgage origination volume was $21.2 billion and $16.3 billion for the three months ended June 30, 2026 and 2025, respectively, and $37.8 billion and $27.5 billion for the six months ended June 30, 2026 and 2025, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 69–75 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 199 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	2026	2025		Change	2026	2025		Change
Revenue
Investment banking fees	$3,277	$2,513		30%	$6,160	$4,761		29%
Principal transactions	8,768	7,109		23	16,665	14,717		13
Lending- and deposit-related fees	1,487	1,296		15	2,881	2,526		14
Commissions and other fees	1,748	1,493		17	3,462	2,930		18
Card income	649	645		1	1,234	1,196		3
All other income	1,025	736		39	1,942	1,484		31
Noninterest revenue	16,954	13,792		23	32,344	27,614		17
Net interest income	7,899	5,743		38	15,888	11,587		37
Total net revenue(a)	24,853	19,535		27	48,232	39,201		23
Provision for credit losses	356	696		(49)	838	1,401		(40)

Noninterest expense
Compensation expense	5,544	4,815	(c)	15	11,284	9,942	(c)	13
Noncompensation expense(b)	5,846	4,826	(c)	21	11,242	9,541	(c)	18
Total noninterest expense	11,390	9,641		18	22,526	19,483		16
Income before income tax expense	13,107	9,198		42	24,868	18,317		36
Income tax expense	3,429	2,548		35	6,146	4,725		30
Net income	$9,678	$6,650		46%	$18,722	$13,592		38%
Financial ratios
Return on equity	22%	17%			22%	18%
Overhead ratio	46	49			47	50
Compensation expense as percentage of total net revenue	22	25	(c)		23	25	(c)
(a)Included taxable-equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $621 million and $722 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 billion and $1.4 billion for the six months ended June 30, 2026 and 2025, respectively.
(b)Included compensation expense recorded in and allocated from Corporate of $1.2 billion and $1.1 billion for the three months ended June 30, 2026 and 2025, respectively, and $2.4 billion and $2.3 billion for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenue by business
Investment Banking	$3,902	$2,684	45%	$7,038	$4,952	42%
Payments	5,296	4,735	12	10,419	9,300	12
Lending	1,964	1,829	7	4,130	3,744	10
Other	—	—	—	—	6	NM
Total Banking & Payments	11,162	9,248	21	21,587	18,002	20
Fixed Income Markets	6,053	5,690	6	13,131	11,539	14
Equity Markets	6,025	3,246	86	10,506	7,060	49
Securities Services	1,657	1,418	17	3,156	2,687	17
Credit Adjustments & Other(a)	(44)	(67)	34	(148)	(87)	(70)
Total Markets & Securities Services	13,691	10,287	33	26,645	21,199	26
Total net revenue	$24,853	$19,535	27%	$48,232	$39,201	23%
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

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking	$7,797	$6,319	23%	$15,062	$12,248	23%
Commercial Banking	3,365	2,929	15	6,525	5,754	13
Commercial & Specialized Industries	2,472	2,067	20	4,752	4,023	18
Commercial Real Estate Banking	893	862	4	1,773	1,731	2
Total Banking & Payments revenue	$11,162	$9,248	21%	$21,587	$18,002	20%
(a)Refer to Line of Business Metrics on page 199 for a description of each of the client coverage segments.
Quarterly results
Net income was $9.7 billion, up 46%.
Net revenue was $24.9 billion, up 27%.
Banking & Payments revenue was $11.2 billion, up 21%.
•Investment Banking revenue was $3.9 billion, up 45%, predominantly driven by higher investment banking fees and net gains on equity investments. Investment banking fees were up 30%, driven by higher fees across all products, with particularly strong performance in equity underwriting fees. The Firm ranked #2 for global investment banking fees for the three months ended June 30, 2026, according to Dealogic.
–Equity underwriting fees were $829 million, up 78%, predominantly driven by higher revenue from certain large IPOs and convertible securities offerings.
–Advisory fees were $1.0 billion, up 20%, driven by higher fees from deals in the Financial Institutions, Technology and Diversified Industries sectors, largely offset by lower fees from deals in the Consumer & Retail sector.
–Debt underwriting fees were $1.4 billion, up 19%, predominantly driven by higher investment grade loans and bonds and non-investment grade bonds.
•Payments revenue was $5.3 billion, up 12%, predominantly driven by higher average deposits and fee growth.
•Lending revenue was $2.0 billion, up 7%, largely driven by higher loan balances.

Markets & Securities Services revenue was $13.7 billion, up 33%. Markets revenue was $12.1 billion, up 35%.
•Equity Markets revenue was $6.0 billion, up 86%, driven by strong performance across products and regions.
•Fixed Income Markets revenue was $6.1 billion, up 6%, driven by higher revenue in Credit, Currencies & Emerging Markets and Rates, partially offset by lower revenue in Commodities.
•Securities Services revenue was $1.7 billion, up 17%, predominantly driven by fee growth on higher market levels and client activity, as well as higher average deposits.
•Credit Adjustments & Other was a loss of $44 million, compared with a loss of $67 million in the prior year.
Noninterest expense was $11.4 billion, up 18%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage expense.
The provision for credit losses was $356 million, driven by a net increase in the loan portfolio and changes in the credit quality of certain exposures, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets. Net charge-offs were $207 million and the net addition to the allowance for credit losses was $149 million.
In the prior year, the provision was $696 million, the net addition to the allowance for credit losses was $371 million and net charge-offs were $325 million.
Refer to Credit and Investment Risk Management on pages 59-78, Allowance for Credit Losses on pages 75-77, and Critical Accounting Estimates on pages 87-89 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $18.7 billion, up 38%.
Net revenue was $48.2 billion, up 23%.
Banking & Payments revenue was $21.6 billion, up 20%.
•Investment Banking revenue was $7.0 billion, up 42%, predominantly driven by higher investment banking fees and net gains on equity investments. Investment banking fees were up 29%, driven by higher fees across products. The Firm ranked #1 for global investment banking fees for the six months ended June 30, 2026, according to Dealogic.
–Equity underwriting fees were $1.3 billion, up 65%, driven by higher revenue across all products.
–Advisory fees were $2.3 billion, up 48%, largely driven by higher fees from deals in the Diversified Industries, Financial Institutions and Technology sectors, partially offset by lower fees from deals in the Consumer & Retail sector.
–Debt underwriting fees were $2.6 billion, up 6%, driven by higher Investment grade loans and bonds and non-investment grade bonds, largely offset by lower non-investment grade loans.
•Payments revenue was $10.4 billion, up 12%, predominantly driven by higher average deposits and fee growth.
•Lending revenue was $4.1 billion, up 10%, including higher loan balances and lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments.
Markets & Securities Services revenue was $26.6 billion, up 26%. Markets revenue was $23.6 billion, up 27%.
•Equity Markets revenue was $10.5 billion, up 49%, driven by higher revenue across products.
•Fixed Income Markets revenue was $13.1 billion, up 14%, predominantly driven by higher revenue in Credit, Commodities, Currencies & Emerging Markets and Securitized Products.
•Securities Services revenue was $3.2 billion, up 17%, predominantly driven by fee growth on higher market levels and client activity, as well as higher average deposits.
•Credit Adjustments & Other was a loss of $148 million, compared with a loss of $87 million in the prior year.
Noninterest expense was $22.5 billion, up 16%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage expense.
The provision for credit losses was $838 million, driven by changes in credit quality of certain exposures and a net increase in the loan portfolio, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets. The net addition to the allowance for credit losses was $511 million and net charge-offs were $327 million.
In the prior year, the provision was $1.4 billion, the net addition to the allowance for credit losses was $899 million and net charge-offs were $502 million.

Selected metrics
(in millions, except employees)	As of or for the three months ended June 30,					As of or for the six months ended June 30,
	2026		2025		Change	2026		2025		Change
Selected balance sheet data (period-end)
Total assets	$2,709,357		$2,260,825		20%	$2,709,357		$2,260,825		20%
Loans:
Loans retained	586,807		526,174		12	586,807		526,174		12
Loans held-for-sale and loans at fair value(a)	65,594		57,659		14	65,594		57,659		14
Total loans	652,401		583,833		12	652,401		583,833		12
Equity	175,000	(c)	149,500		17	175,000	(c)	149,500		17

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$160,842		$133,017		21	$160,842		$133,017		21%
Commercial Banking	226,320		222,044		2	226,320		222,044		2
Commercial & Specialized Industries	78,897		75,859		4	78,897		75,859		4
Commercial Real Estate Banking	147,423		146,185		1	147,423		146,185		1
Total Banking & Payments loans	387,162		355,061		9	387,162		355,061		9

Selected balance sheet data (average)
Total assets	$2,665,978		$2,205,619		21	$2,582,151		$2,125,805		21
Trading assets-debt and equity instruments	952,230		758,113		26	913,462		721,778		27
Trading assets-derivative receivables	73,390		56,815		29	70,507		57,895		22
Loans:
Loans retained	$573,945		$511,562		12	$566,390		$497,014		14
Loans held-for-sale and loans at fair value(a)	72,405		50,287		44	72,993		48,365		51
Total loans	$646,350		$561,849		15	$639,383		$545,379		17
Deposits	1,282,143		1,170,063		10	1,258,351		1,138,287		11
Equity	172,198	(c)	149,500		15	169,365	(c)	149,500		13

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$165,538		$125,554		32	$158,369		$123,482		28%
Commercial Banking	225,535		219,886		3	224,224		219,227		2
Commercial & Specialized Industries	78,556		74,384		6	77,589		74,009		5
Commercial Real Estate Banking	146,979		145,502		1	146,635		145,218		1
Total Banking & Payments loans	$391,073		$345,440		13	$382,593		$342,709		12

Employees	91,876		89,882	(d)	2%	91,876		89,882	(d)	2%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 199 for a description of each of the client coverage segments.
(c)During the three months ended June 30, 2026, the capital allocated to CIB from Corporate was increased by $8.5 billion, compared with the capital allocated in the first quarter of 2026, in connection with growth in the business.
(d)Refer to footnote (c) on page 27 for further information on the centralization of Risk functions.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2026	2025	Change	2026	2025	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$207	$325	(36)%	$327	$502	(35)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,520	$3,678	(4)	$3,520	$3,678	(4)
Nonaccrual loans held-for-sale and loans at fair value(b)	1,290	1,207	7	1,290	1,207	7
Total nonaccrual loans	4,810	4,885	(2)	4,810	4,885	(2)
Derivative receivables	171	349	(51)	171	349	(51)
Assets acquired in loan satisfactions	213	208	2	213	208	2
Total nonperforming assets	$5,194	$5,442	(5)	$5,194	$5,442	(5)
Allowance for credit losses:
Allowance for loan losses	$8,159	$7,408	10	$8,159	$7,408	10
Allowance for lending-related commitments	2,836	2,757	3	2,836	2,757	3
Total allowance for credit losses	$10,995	$10,165	8%	$10,995	$10,165	8%
Net charge-off/(recovery) rate(c)	0.14%	0.25%		0.12%	0.20%
Allowance for loan losses to period-end loans retained	1.39	1.41		1.39	1.41
Allowance for loan losses to nonaccrual loans retained(a)	232	201		232	201
Nonaccrual loans to total period-end loans	0.74%	0.84%		0.74%	0.84%
(a)Allowance for loan losses of $672 million and $655 million were held against these nonaccrual loans at June 30, 2026 and 2025, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $171 million and $45 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Advisory	$1,012	$844	20%	$2,278	$1,538	48%
Equity underwriting	829	465	78	1,301	789	65
Debt underwriting(a)	1,436	1,204	19	2,581	2,434	6
Total investment banking fees	$3,277	$2,513	30%	$6,160	$4,761	29%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2025
	2026		2025		2026		2025
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.1%	# 2	8.1%	# 2	9.4%	# 2	7.8%	# 2	8.0%
U.S.	3	8.7	2	9.8	2	10.2	2	8.7	2	8.5
Equity and equity-related(c)
Global	1	10.9	1	11.6	1	10.1	1	11.1	1	9.3
U.S.	1	13.2	1	16.2	1	12.5	1	14.8	1	12.4
Long-term debt(d)
Global	1	7.7	1	7.3	1	7.7	1	7.4	1	7.1
U.S.	1	12.0	1	10.9	1	11.6	1	10.5	1	10.2
Loan syndications
Global	1	10.7	1	10.8	1	11.9	1	11.2	2	10.1
U.S.	1	13.1	1	12.6	1	13.6	1	12.9	2	11.4
Global investment banking fees(e)	# 2	8.8%	# 1	8.8%	# 1	9.3%	# 1	8.6%	# 1	8.2%
(a)Source: Dealogic as of July 1, 2026. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2026			2025
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,858	$5,925	$8,783	$3,205	$3,865	$7,070
Lending- and deposit-related fees	120	65	185	133	41	174
Commissions and other fees	127	754	881	170	590	760
All other income	369	(85)	284	399	(28)	371
Noninterest revenue	3,474	6,659	10,133	3,907	4,468	8,375
Net interest income	2,579	(634)	1,945	1,783	(1,222)	561
Total net revenue	$6,053	$6,025	$12,078	$5,690	$3,246	$8,936

	Six months ended June 30,			Six months ended June 30,
	2026			2025
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$6,666	$9,960	$16,626	$6,627	$8,039	$14,666
Lending- and deposit-related fees	220	118	338	243	74	317
Commissions and other fees	296	1,561	1,857	331	1,196	1,527
All other income	802	(130)	672	782	(39)	743
Noninterest revenue	7,984	11,509	19,493	7,983	9,270	17,253
Net interest income	5,147	(1,003)	4,144	3,556	(2,210)	1,346
Total net revenue	$13,131	$10,506	$23,637	$11,539	$7,060	$18,599

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2026	2025	Change	2026	2025	Change
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$18,996	$17,307	10%	$18,996	$17,307	10%
Equity	19,950	16,292	22	19,950	16,292	22
Other(a)	5,923	4,429	34	5,923	4,429	34
Total AUC	$44,869	$38,028	18	$44,869	$38,028	18
Client deposits and other third-party liabilities (average)(b)	$1,205,156	$1,089,781	11%	$1,186,247	$1,062,235	12%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended June 30,			As of or for the six months ended June 30,
	2026	2025	Change	2026	2025	Change
Total net revenue(a)
Europe/Middle East/Africa	$5,559	$4,516	23%	$10,813	$9,058	19%
Asia-Pacific	4,389	2,667	65	8,054	5,286	52
Latin America/Caribbean	743	716	4	1,579	1,261	25
Total international net revenue	10,691	7,899	35	20,446	15,605	31
North America	14,162	11,636	22	27,786	23,596	18
Total net revenue	$24,853	$19,535	27	$48,232	$39,201	23

Loans retained (period-end)(a)
Europe/Middle East/Africa	$66,762	$55,165	21	$66,762	$55,165	21
Asia-Pacific	24,586	17,355	42	24,586	17,355	42
Latin America/Caribbean	13,679	11,238	22	13,679	11,238	22
Total international loans	105,027	83,758	25	105,027	83,758	25
North America	481,780	442,416	9	481,780	442,416	9
Total loans retained	$586,807	$526,174	12	$586,807	$526,174	12

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$318,712	$304,737	5	$312,366	$292,993	7
Asia-Pacific	174,204	157,242	11	169,758	154,938	10
Latin America/Caribbean	55,050	46,504	18	54,301	45,278	20
Total international	$547,966	$508,483	8	$536,425	$493,209	9
North America	657,190	581,298	13	649,822	569,026	14
Total client deposits and other third-party liabilities	$1,205,156	$1,089,781	11	$1,186,247	$1,062,235	12

AUC (period-end)(b) (in billions)
North America	$30,566	$25,298	21	$30,566	$25,298	21
All other regions	14,303	12,730	12	14,303	12,730	12
Total AUC	$44,869	$38,028	18%	$44,869	$38,028	18%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 76–79 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 200 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,				Six months ended June 30,
	2026	2025		Change	2026	2025		Change
Revenue
Asset management fees	$4,227	$3,642		16%	$8,352	$7,237		15%
Commissions and other fees	445	314		42	814	587		39
All other income	370	117		216	524	242		117
Noninterest revenue	5,042	4,073		24	9,690	8,066		20
Net interest income	1,809	1,687		7	3,535	3,425		3
Total net revenue	6,851	5,760		19	13,225	11,491		15

Provision for credit losses	13	46		(72)	(11)	36		NM

Noninterest expense
Compensation expense	2,322	2,083	(b)	11	4,661	4,150	(b)	12
Noncompensation expense(a)	1,885	1,650	(b)	14	3,713	3,296	(b)	13
Total noninterest expense	4,207	3,733		13	8,374	7,446		12

Income before income tax expense	2,631	1,981		33	4,862	4,009		21
Income tax expense	674	508		33	1,130	953		19
Net income	$1,957	$1,473		33	$3,732	$3,056		22

Revenue by line of business
Asset Management	$3,320	$2,705		23	$6,392	$5,376		19
Global Private Bank	3,531	3,055		16	6,833	6,115		12
Total net revenue	$6,851	$5,760		19%	$13,225	$11,491		15%

Financial ratios
Return on equity	48%	36%			46%	38%
Overhead ratio	61	65			63	65
Pre-tax margin ratio:
Asset Management	36	33			35	33
Global Private Bank	40	36			38	37
Asset & Wealth Management	38	34			37	35
(a)Included compensation expense recorded in and allocated from Corporate of $287 million and $272 million for the three months ended June 30, 2026 and 2025, respectively, and $587 million and $541 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
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

Quarterly results
Net income was $2.0 billion, up 33%.
Net revenue was $6.9 billion, up 19%. Net interest income was $1.8 billion, up 7%. Noninterest revenue was $5.0 billion, up 24%.
Revenue from Asset Management was $3.3 billion, up 23%, driven by:
•higher asset management fees, reflecting higher average market levels and strong net inflows, and
•higher investment valuation gains.
Revenue from Global Private Bank was $3.5 billion, up 16%, reflecting:
•higher noninterest revenue, predominantly driven by higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, and
•higher net interest income driven by higher average loans, partially offset by narrower spreads on loans.
Noninterest expense was $4.2 billion, up 13%, largely driven by higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees.

Year-to-date results
Net income was $3.7 billion, up 22%.
Net revenue was $13.2 billion, up 15%. Net interest income was $3.5 billion, up 3%. Noninterest revenue was $9.7 billion, up 20%.
Revenue from Asset Management was $6.4 billion, up 19%, predominantly driven by:
•higher asset management fees, reflecting higher average market levels and strong net inflows, and
•higher investment valuation gains.
Revenue from Global Private Bank was $6.8 billion, up 12%, reflecting:
•higher noninterest revenue, predominantly driven by higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, and
•higher net interest income driven by higher average loans, largely offset by narrower spreads on loans.
Noninterest expense was $8.4 billion, up 12%, largely driven by higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except ranking data, ratios and employees)	2026	2025		Change	2026	2025		Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	58%	68%			58%	68%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	45	47			45	47
3 years	61	79			61	79
5 years	70	79			70	79

Selected balance sheet data (period-end)(c)
Total assets	$323,243	$268,966		20%	$323,243	$268,966		20%
Loans	293,386	245,526		19	293,386	245,526		19
Deposits	253,218	242,356		4	253,218	242,356		4
Equity	16,000	16,000		—	16,000	16,000		—

Selected balance sheet data (average)(c)
Total assets	$308,845	$261,128		18	$300,001	$257,271		17
Loans	284,281	240,585		18	276,178	237,279		16
Deposits	260,092	248,375		5	256,916	246,253		4
Equity	16,000	16,000		—	16,000	16,000		—

Employees	29,773	28,770	(d)	3	29,773	28,770	(d)	3

Number of Global Private Bank client advisors	4,119	3,756		10	4,119	3,756		10

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$2	$(1)		NM	$3	$—		NM
Nonaccrual loans	1,041	1,035		1	1,041	1,035		1
Allowance for credit losses:
Allowance for loan losses	$530	$552		(4)	$530	$552		(4)
Allowance for lending-related commitments	35	58		(40)	35	58		(40)
Total allowance for credit losses	$565	$610		(7)%	$565	$610		(7)%
Net charge-off/(recovery) rate	—%	—%			—%	—%
Allowance for loan losses to period-end loans	0.18	0.22			0.18	0.22
Allowance for loan losses to nonaccrual loans	51	53			51	53
Nonaccrual loans to period-end loans	0.35	0.42			0.35	0.42
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
(d)Refer to footnote (b) on page 35 for further information on the centralization of Risk functions.

Client assets
Assets under management were $5.1 trillion, up 18%, and client assets were $7.7 trillion, up 19%. These increases were driven by higher market levels and continued net inflows.

	As of June 30,
(in billions)	2026	2025	Change
Assets by asset class
Liquidity	$1,326	$1,131	17%
Fixed income	1,061	925	15
Equity	1,574	1,258	25
Multi-asset	939	809	16
Alternatives	240	220	9
Total assets under management	5,140	4,343	18
Custody/brokerage/administration/deposits	2,523	2,078	21
Total client assets(a)	$7,663	$6,421	19

Assets by client segment
Private Banking	$1,559	$1,270	23
Global Institutional	2,079	1,772	17
Global Funds	1,502	1,301	15
Total assets under management	$5,140	$4,343	18

Private Banking	$3,824	$3,191	20
Global Institutional	2,312	1,907	21
Global Funds	1,527	1,323	15
Total client assets(a)	$7,663	$6,421	19%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2026	2025	2026	2025
Assets under management rollforward
Beginning balance	$4,789	$4,113	$4,791	$4,045
Net asset flows:
Liquidity	22	5	35	41
Fixed income	35	27	55	38
Equity	12	16	30	53
Multi-asset	6	(2)	16	1
Alternatives	(3)	(10)	3	(7)
Market/performance/other impacts	279	194	210	172
Ending balance, June 30	$5,140	$4,343	$5,140	$4,343

Client assets rollforward
Beginning balance	$7,103	$6,002	$7,118	$5,932
Net asset flows	148	80	259	200
Market/performance/other impacts	412	339	286	289
Ending balance, June 30	$7,663	$6,421	$7,663	$6,421

Selected Metrics
	As of June 30,
	2026	2025	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$4,881	$4,087	19%
Number of client advisors	10,448	9,704	8

Stock Plan Administration
Number of stock plan participants (in thousands)	1,982	1,594	24
Client assets (in billions)	$406	$314	29%
(a)Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

International Metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions, except where otherwise noted)	2026	2025	Change	2026	2025	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$1,147	$982	17%	$2,162	$1,904	14%
Asia-Pacific	790	600	32	1,521	1,150	32
Latin America/Caribbean	372	298	25	727	584	24
Total international net revenue	2,309	1,880	23	4,410	3,638	21
North America	4,542	3,880	17	8,815	7,853	12
Total net revenue(a)	$6,851	$5,760	19	$13,225	$11,491	15

Assets under management
Europe/Middle East/Africa	$800	$675	19	$800	$675	19
Asia-Pacific	387	341	13	387	341	13
Latin America/Caribbean	136	114	19	136	114	19
Total international assets under management	1,323	1,130	17	1,323	1,130	17
North America	3,817	3,213	19	3,817	3,213	19
Total assets under management	$5,140	$4,343	18	$5,140	$4,343	18

Client assets
Europe/Middle East/Africa	$1,136	$954	19	$1,136	$954	19
Asia-Pacific	626	562	11	626	562	11
Latin America/Caribbean	332	283	17	332	283	17
Total international client assets	2,094	1,799	16	2,094	1,799	16
North America	5,569	4,622	20	5,569	4,622	20
Total client assets	$7,663	$6,421	19%	$7,663	$6,421	19%
(a)Regional revenue is based on the domicile of the client.

CORPORATE
Refer to pages 80–82 of JPMorganChase’s 2025 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in millions, except employees)	2026		2025		Change	2026		2025		Change
Revenue
Principal transactions	$149		$(54)		NM	$118		$(141)		NM
Investment securities losses	(395)		(54)		NM	(335)		(91)		(268)%
All other income	5,470	(c)	157		NM	5,630	(c)	934		NM
Noninterest revenue	5,224		49		NM	5,413		702		NM
Net interest income	822		1,489		(45)%	1,848		3,140		(41)
Total net revenue(a)	6,046		1,538		293	7,261		3,842		89
Provision for credit losses	(10)		25		NM	(11)		6		NM
Noninterest expense	611		547	(e)	12	1,179		732	(e)	61
Income before income tax expense	5,445		966		464	6,093		3,104		96
Income tax expense/(benefit)	1,236		(729)	(f)	NM	1,185		(284)	(f)	NM
Net income	$4,209		$1,695		148	$4,908		$3,388		45
Total net revenue
Treasury and CIO	$793		$1,649		(52)	$2,130		$3,213		(34)
Other Corporate	5,253	(c)	(111)		NM	5,131	(c)	629		NM
Total net revenue	$6,046		$1,538		293	$7,261		$3,842		89
Net income
Treasury and CIO	$529		$1,121		(53)	$1,371		$2,279		(40)
Other Corporate	3,680	(c)	574		NM	3,537	(c)	1,109		219
Total net income	$4,209		$1,695		148	$4,908		$3,388		45
Total assets (period-end)	$1,309,857	(d)	$1,370,312		(4)	$1,309,857	(d)	$1,370,312		(4)
Loans (period-end)	3,126		2,033		54	3,126		2,033		54
Deposits (period-end)(b)	59,437		27,952		113	59,437		27,952		113
Employees	54,832		55,310	(e)	(1)%	54,832		55,310	(e)	(1)%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $44 million and $38 million for the three months ended June 30, 2026 and 2025, respectively, and $88 million and $74 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments. Refer to Executive Overview on pages 5–8, and Notes 2 and 5 for additional information.
(d)Included equity investments with a carrying value of $3.7 billion made by the Strategic Investment Group within the Firm’s Security and Resiliency Initiative. These investments are generally accounted for under the measurement alternative, except for equity that is publicly traded which is carried at fair value.
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
(f)Included a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.

Quarterly results
Net income was $4.2 billion, compared with $1.7 billion in the prior year.
Net revenue was $6.0 billion, compared with $1.5 billion in the prior year.
Net interest income was $822 million, down $667 million, predominantly driven by the impact of lower rates.
Noninterest revenue was $5.2 billion, compared with $49 million in the prior year. Excluding the $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments in the current quarter, noninterest revenue was down $138 million, which included higher net investment securities losses.
Refer to Notes 2 and 5 for additional information on Visa shares and the gains on certain equity investments.
Noninterest expense was $611 million, compared with $547 million in the prior year.
Income tax expense was $1.2 billion, compared with a $729 million benefit in the prior year, driven by changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and the absence of a $774 million income tax benefit recorded in the prior year arising from the resolution of certain tax audits and the impact of tax regulations.

Year-to-date results
Net income was $4.9 billion, compared with $3.4 billion in the prior year.
Net revenue was $7.3 billion, compared with $3.8 billion in the prior year.
Net interest income was $1.8 billion, down $1.3 billion, driven by the impact of lower rates, partially offset by higher investment securities balances.
Noninterest revenue was $5.4 billion, compared with $702 million in the prior year. Excluding the $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments in the current quarter, noninterest revenue was down $602 million, reflecting the absence of the $588 million First Republic-related gain in the first quarter of the prior year.
Refer to Note 5 for additional information on the First Republic acquisition, and Notes 9 and 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $1.2 billion, compared with $732 million in the prior year, predominantly due to the absence of an FDIC special assessment accrual release in the prior year.
Refer to pages 80–82 and Note 6 of JPMorganChase’s 2025 Form 10-K for additional information on FDIC-related expense.
Income tax expense was $1.2 billion, compared with a $284 million benefit in the prior year, driven by changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and the absence of a $774 million income tax benefit recorded in the prior year arising from the resolution of certain tax audits and the impact of tax regulations.
Other Corporate includes the Strategic Investment Group within the Firm’s Security and Resiliency Initiative, as well as the Firm's international consumer initiatives, which primarily consist of Chase U.K., Chase Europe (which was launched in Germany in May 2026), J.P. Morgan Personal Investing and an ownership stake in C6 Bank.

Treasury and CIO overview
At June 30, 2026, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 52-58 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 79-85 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Investment securities losses	$(395)	$(54)	NM	$(335)	$(91)	(268)%
Available-for-sale securities (average)(a)	$533,510	$462,179	15%	$531,516	$427,282	24
Held-to-maturity securities (average)(a)	270,893	262,479	3	270,191	266,172	2
Investment securities portfolio (average)	$804,403	$724,658	11	$801,707	$693,454	16
Available-for-sale securities (period-end)(a)	$532,368	$482,269	10	$532,368	$482,269	10
Held-to-maturity securities (period-end)(a)	268,474	260,559	3	268,474	260,559	3
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$800,842	$742,828	8%	$800,842	$742,828	8%
(a)During 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information on transfers from AFS to HTM securities.
(b)As of June 30, 2026 and 2025, the allowance for credit losses on investment securities was $59 million and $75 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		88
Capital Risk	44-51	89-99
Liquidity Risk	52-58	100-107
Reputation Risk		108
Consumer Credit Risk	61-65	112–117
Wholesale Credit Risk	66-74	118-128
Investment Portfolio Risk	78	132
Market Risk	79-85	133-142
Country Risk	86	143-144
Climate Risk		145
Operational Risk		146-149
Compliance Risk		150
Conduct Risk		151
Legal Risk		152
Estimations and Model Risk		153

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
As of June 30, 2026, the Advanced Total Capital ratio became the most binding constraint for the Firm’s Basel III risk-based ratios. However, as of June 30, 2026, the Standardized ratios are more binding than the Advanced ratios with respect to the CET1 and Tier 1 risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs. Refer to page 48 of this Form 10-Q and page 96 of JPMorganChase's 2025 Form 10-K for additional information on SLR.
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
The Firm expects that the changes in requirements reflected in the U.S. Basel III Re-Proposal and the GSIB Surcharge Re-Proposal, taken together, would result in an increase in the Firm’s required CET1 capital of approximately 4% as compared with the CET1 capital requirement that, under current rules, would become effective on January 1, 2028. The estimates do not reflect any actions that the Firm could take to mitigate these impacts.

Enhanced SLR Final Rule
On January 1, 2026, the Firm early adopted the enhanced Supplementary Leverage Ratio (“eSLR”) final rule. The final rule amended the eSLR requirements for GSIB BHCs and their insured depository institution (“IDI”) subsidiaries by revising the previous static leverage buffers at the BHC and IDI levels to dynamic buffers that are tied to the BHC’s U.S. Method 1 GSIB Surcharge (the “eSLR buffer”), and by making corresponding updates to the leverage-based buffer requirements for total loss-absorbing capacity (“TLAC”) and eligible long-term debt (“eligible LTD”).
Refer to page 91 of JPMorganChase's 2025 Form 10-K for additional information on the Enhanced SLR Final Rule and page 92 for information on the U.S. Method 1 GSIB Surcharge.
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

	Standardized			Advanced
(in millions, except ratios)	June 30, 2026	December 31, 2025	Capital ratio requirements(a)	June 30, 2026	December 31, 2025		Capital ratio requirements(a)
Risk-based capital metrics:
CET1 capital	$302,619	$288,469		$302,619	$288,469
Tier 1 capital	322,720	307,630		322,720	307,630
Total capital	362,723	343,843		346,248	328,962	(b)
Risk-weighted assets	2,132,428	1,981,692		2,123,862	2,045,249	(b)
CET1 capital ratio	14.2%	14.6%	11.5%	14.2%	14.1%		11.5%
Tier 1 capital ratio	15.1	15.5	13.0	15.2	15.0		13.0
Total capital ratio	17.0	17.4	15.0	16.3	16.1		15.0
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

Three months ended (in millions, except ratios)	June 30, 2026	December 31, 2025	Capital ratio requirements(b)
Leverage-based capital metrics:
Adjusted average assets(a)	$4,921,814	$4,472,394
Tier 1 leverage ratio	6.6%	6.9%	4.0%
Total leverage exposure	$5,844,422	$5,302,001
SLR	5.5%	5.8%	4.3%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the quarter ended June 30, 2026. The current requirement reflects the eSLR final rule which the Firm early adopted effective January 1, 2026. For the year ended December 31, 2025, the SLR requirement was 5.0%. Refer to Key Regulatory Developments on pages 44-45 and Note 21 for additional information related to the eSLR final rule.

Capital components
The following table presents reconciliations of total stockholders’ equity to CET1 capital, Tier 1 capital and Total capital as of June 30, 2026 and December 31, 2025.

(in millions)	June 30, 2026	December 31, 2025
Total stockholders’ equity	$374,598	$362,438
Less: Preferred stock	21,040	20,045
Common stockholders’ equity	353,558	342,393
Add:
Certain deferred tax liabilities(a)	2,904	2,916
Other CET1 capital adjustments(b)	2,731	(198)
Less:
Goodwill(c)	54,137	54,082
Other intangible assets	2,437	2,560
Standardized/Advanced CET1 capital	$302,619	$288,469
Add: Preferred stock	21,040	20,045
Less: Other Tier 1 adjustments	939	884
Standardized/Advanced Tier 1 capital	$322,720	$307,630
Long-term debt and other instruments qualifying as Tier 2 capital	$15,665	$13,539
Qualifying allowance for credit losses(d)	25,435	23,733
Other	(1,097)	(1,059)
Standardized Tier 2 capital	$40,003	$36,213
Standardized Total capital	$362,723	$343,843
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(16,475)	(14,881)
Advanced Tier 2 capital	$23,528	$21,332
Advanced Total capital	$346,248	$328,962
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2026 and December 31, 2025, included a net reduction for certain deferred tax assets related to tax attribute carryforwards of $24 million and $1.8 billion, respectively, and a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $3.8 billion and $2.6 billion, respectively.
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

Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2026.

Six months ended June 30, (in millions)	2026
Standardized/Advanced CET1 capital at December 31, 2025	$288,469
Net income applicable to common equity	37,065
Dividends declared on common stock	(8,100)
Net purchase of treasury stock	(13,842)
Changes in additional paid-in capital	(555)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	(2,081)
Translation adjustments, net of hedges(a)	(188)
Fair value hedges	32
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	41
Changes related to other CET1 capital adjustments(b)	1,778
Change in Standardized/Advanced CET1 capital	14,150
Standardized/Advanced CET1 capital at June 30, 2026	$302,619
Standardized/Advanced Tier 1 capital at December 31, 2025	$307,630
Change in CET1 capital	14,150
Net issuances of noncumulative perpetual preferred stock	995
Other	(55)
Change in Standardized/Advanced Tier 1 capital	15,090
Standardized/Advanced Tier 1 capital at June 30, 2026	$322,720
Standardized Tier 2 capital at December 31, 2025	$36,213
Change in long-term debt and other instruments qualifying as Tier 2(c)	2,126
Change in qualifying allowance for credit losses	1,702
Other	(38)
Change in Standardized Tier 2 capital	3,790
Standardized Tier 2 capital at June 30, 2026	$40,003
Standardized Total capital at June 30, 2026	$362,723
Advanced Tier 2 capital at December 31, 2025	$21,332
Change in long-term debt and other instruments qualifying as Tier 2(c)	2,126
Change in qualifying allowance for credit losses(d)	108
Other	(38)
Change in Advanced Tier 2 capital	2,196
Advanced Tier 2 capital at June 30, 2026	$23,528
Advanced Total capital at June 30, 2026	$346,248
(a)Includes foreign currency translation adjustments and the impact of related derivatives.
(b)Includes deductions for certain deferred tax assets related to tax attribute carryforwards.
(c)Includes the issuance of $3.0 billion of subordinated notes due 2037. Refer to Long-term funding on page 57 of this Form 10-Q and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s subordinated debt.
(d)As of December 31, 2025, included an incremental $468 million allowance for credit losses, on certain assets associated with First Republic to which the Standardized approach was applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Standardized and Advanced approaches for the six months ended June 30, 2026. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2026 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2025	$1,889,409	$92,283	$1,981,692	$1,493,805	$92,998	$458,446	$2,045,249
Model & data changes(a)	(730)	(203)	(933)	(61,839)	(203)	—	(62,042)
Movement in portfolio levels(b)	138,142	13,527	151,669	120,459	18,510	1,686	140,655
Changes in RWA	137,412	13,324	150,736	58,620	18,307	1,686	78,613
June 30, 2026	$2,026,821	$105,607	$2,132,428	$1,552,425	$111,305	$460,132	$2,123,862
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
(c)As of June 30, 2026 and December 31, 2025, the Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $282.3 billion and $268.5 billion, respectively; and the Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $288.1 billion and $223.0 billion, respectively.
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
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 96 of JPMorganChase’s 2025 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2026	December 31, 2025
Tier 1 capital	$322,720	$307,630
Total average assets	4,977,088	4,529,418
Less: Regulatory capital adjustments(a)	55,274	57,024
Total adjusted average assets(b)	4,921,814	4,472,394
Add: Off-balance sheet exposures(c)	922,608	829,607
Total leverage exposure	$5,844,422	$5,302,001
SLR	5.5%	5.8%
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
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	June 30, 2026		December 31, 2025
Consumer & Community Banking	$61.5		$56.0
Commercial & Investment Bank	175.0	(a)	149.5
Asset & Wealth Management	16.0		16.0
Corporate	101.1	(a)	120.9
Total common stockholders’ equity	$353.6		$342.4
(a)During the three months ended June 30, 2026, the capital allocated to CIB from Corporate was increased by $8.5 billion, compared with the capital allocated in the first quarter of 2026, in connection with growth in the business.

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
On May 18, 2026, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.50 per share, payable on July 31, 2026. On June 24, 2026, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $1.65 per share for the third quarter of 2026. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock repurchases
On June 24, 2026, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2026. Through June 30, 2026, the Firm was authorized to purchase up to $50 billion of common shares under its previously-approved common share repurchase program that was announced on July 1, 2025.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Total number of shares of common stock repurchased	21.7	29.8	49.3	59.8
Aggregate purchase price of common stock repurchases(a)	$6,703	$7,500	$15,031	$15,063
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
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 201-202 of this Form 10-Q and page 33 of JPMorganChase’s 2025 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $308 million and $282 million, and $584 million and $537 million, for the three and six months ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026, the Firm issued and redeemed certain series of noncumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 6, 2026, the Firm submitted its 2026 Capital Plan to the Federal Reserve. The Firm's current SCB requirement is 2.5% and will remain in effect through September 30, 2027, based on the current rules. The Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, was 11.5% as of June 30, 2026. Refer to Key Regulatory Developments on pages 44-45 for information related to proposed changes to the SCB requirement and stress testing framework.
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

	June 30, 2026				December 31, 2025
(in billions, except ratio)	External TLAC		LTD		External TLAC	LTD
Total eligible amount	$590.5		$250.3		$563.7	$246.0
% of RWA	27.7%		11.7%		27.6%	12.0%
Regulatory requirements	23.0		10.5		23.0	10.5
Surplus/(shortfall)	$100.0		$26.4		$93.3	$31.2
% of total leverage exposure	10.1%		4.3%		10.6%	4.6%
Regulatory requirements	8.8	(a)	3.8	(a)	9.5	4.5
Surplus/(shortfall)	$79.1		$31.2		$60.1	$7.4
(a)The current requirements reflect the eSLR final rule which the Firm early adopted effective January 1, 2026. Refer to Key Regulatory Developments on pages 44-45 for additional information related to the eSLR final rule.
Refer to Liquidity Risk Management on pages 52-58 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital.

June 30, 2026
(in millions)	Actual	Minimum
Net capital	$25,715	$8,145
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of June 30, 2026, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

June 30, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$56,487
CET1 capital ratio	15.6%	4.5%
Tier 1 capital ratio	19.7	6.0
Total capital ratio	22.9	8.0
Tier 1 leverage ratio	5.4	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2026 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of June 30, 2026, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

June 30, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$54,463
CET1 capital ratio	17.2%	4.5%
Tier 1 capital ratio	17.2	6.0
Total capital ratio	30.2	8.0
Tier 1 leverage ratio	5.7	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of June 30, 2026 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2026	March 31, 2026	June 30, 2025
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$280,257	$258,543	$349,403
Eligible securities(b)(c)	695,155	683,866	572,533
Total HQLA(d)	$975,412	$942,409	$921,936
Net cash outflows	$885,521	$844,905	$818,334
LCR	110%	112%	113%
Net excess eligible HQLA(d)	$89,891	$97,504	$103,602
JPMorgan Chase Bank, N.A.:
LCR	118%	120%	120%
Net excess eligible HQLA	$164,579	$174,733	$170,765
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
The Firm’s average LCR for the three months ended June 30, 2026 decreased, compared with the three months ended March 31, 2026, driven by repurchases of and dividends on common stock and the use of liquidity resources in support of Markets activities in CIB, largely offset by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company.
The Firm’s average LCR for the three months ended June 30, 2026 decreased, compared with the three months ended June 30, 2025, primarily driven by repurchases of and dividends on common stock, largely offset by dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company and long-term debt issuance.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2026 decreased, compared with the three months ended March 31, 2026, driven by lending activity, the use of liquidity resources in support of Markets activity in CIB, dividend payments to the Parent Company and lower market values of HQLA-eligible investment securities, predominantly offset by higher deposits and long-term debt issuance.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2026 decreased, compared with the three months ended June 30, 2025, driven by higher lending, the use of liquidity resources in support of Markets activities in CIB, and dividend payments to the Parent Company, offset by higher deposits, long-term debt issuance and increased eligible HQLA investment securities.
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
Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $541 billion and $548 billion as of June 30, 2026 and December 31, 2025, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions.
The Firm had approximately $1.5 trillion of available cash and securities as of both June 30, 2026 and December 31, 2025. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $956 billion and $915 billion, and unencumbered marketable securities with a fair value of approximately $541 billion and $548 billion.
The Firm also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $457 billion and $449 billion as of June 30, 2026 and December 31, 2025, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended June 30, 2026, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2026 and December 31, 2025, and the average deposit balances for the three and six months ended June 30, 2026 and 2025, respectively.

	June 30, 2026	December 31, 2025	Average
			Three months ended June 30,		Six months ended June 30,
(in millions)			2026	2025	2026	2025
Consumer & Community Banking	$1,093,862	$1,072,792	$1,095,646	$1,060,363	$1,085,853	$1,057,038
Commercial & Investment Bank	1,307,183	1,193,338	1,282,143	1,170,063	1,258,351	1,138,287
Asset & Wealth Management	253,218	257,316	260,092	248,375	256,916	246,253
Corporate	59,437	35,874	47,697	26,313	43,340	26,339
Total Firm	$2,713,700	$2,559,320	$2,685,578	$2,505,114	$2,644,460	$2,467,917
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
Average deposits increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting:
•an increase in CIB due to net inflows related to client-driven activities, primarily in Payments, partially offset by net maturities of structured notes in Markets,
•an increase in CCB driven by growth in new accounts, largely offset by continued customer spending,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts, partially offset by continued migration into other investment products.
Average deposits increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting:
•an increase in CIB due to net inflows related to client-driven activities, primarily in Payments, partially offset by net maturities of structured notes in Markets,
•an increase in CCB driven by growth in new accounts, largely offset by continued customer spending,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives, and
•an increase in AWM primarily driven by growth in both new accounts and balances in existing accounts.
Period-end deposits increased from December 31, 2025, reflecting the net impact of:
•an increase in CIB predominantly due to net inflows related to client-driven activities in Payments and Securities Services,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives,

•an increase in CCB driven by growth in new accounts, largely offset by continued customer spending, and
•a decrease in AWM driven by seasonal tax outflows and continued migration into other investment products, predominantly offset by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 15-16 and pages 20-42, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At June 30, 2026 and December 31, 2025, Firmwide estimated uninsured deposits were $1,743.9 billion and $1,558.6 billion, respectively, primarily reflecting wholesale operating deposits. Refer to pages 103–104 of JPMorganChase's 2025 Form 10-K for additional information on the Firm's total uninsured deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	June 30, 2026		December 31, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$119,947	$80,098	$123,236	$71,477
Over three months but within 6 months	26,048	8,015	14,381	14,184
Over six months but within 12 months	6,344	1,551	4,004	1,256
Over 12 months	596	2,264	664	2,382
Total	$152,935	$91,928	$142,285	$89,299
The table below shows the deposit and loan balances, deposits as a percentage of total liabilities, and the loans-to-deposits ratios, as of June 30, 2026 and December 31, 2025.

(in billions, except ratios)	June 30, 2026	December 31, 2025
Deposits	$2,713.7	$2,559.3
Deposits as a % of total liabilities	58%	63%
Loans	$1,542.5	$1,493.4
Loans-to-deposits ratio	57%	58%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three and six months ended June 30, 2026 and 2025.

(in millions)	Average balances				Average interest rates
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S. offices
Noninterest-bearing	$597,106	$572,715	$585,522	$565,592	NA	NA	NA	NA
Interest-bearing
Demand(a)	342,568	321,907	341,155	312,801	2.69%	3.01%	2.70%	3.37%
Savings(b)	922,308	867,850	917,905	861,699	1.28	1.52	1.27	1.37
Time	238,185	224,048	234,891	224,848	3.53	3.97	3.63	4.03
Total interest-bearing deposits	1,503,061	1,413,805	1,493,951	1,399,348	1.97	2.25	1.96	2.24
Total deposits in U.S. offices	2,100,167	1,986,520	2,079,473	1,964,940	1.40	1.60	1.41	1.59
Non-U.S. offices
Noninterest-bearing	40,711	30,062	39,108	29,548	NA	NA	NA	NA
Interest-bearing
Demand	446,602	391,621	432,590	379,059	2.17	2.37	2.12	2.46
Time	98,098	96,911	93,289	94,370	4.21	4.73	4.23	4.86
Total interest-bearing deposits	544,700	488,532	525,879	473,429	2.53	2.85	2.50	2.92
Total deposits in non-U.S. offices	585,411	518,594	564,987	502,977	2.37	2.69	2.32	2.76
Total deposits	$2,685,578	$2,505,114	$2,644,460	$2,467,917	1.60%	1.85%	1.61%	1.84%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2026 and December 31, 2025, and average balances for the three and six months ended June 30, 2026 and 2025, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 10 for additional information.
Sources of funds (excluding deposits)

	June 30, 2026	December 31, 2025	Average
			Three months ended June 30,		Six months ended June 30,
(in millions)			2026	2025	2026	2025
Commercial paper	$12,972	$12,111	$10,254	$12,178	$10,255	$12,676
Other borrowed funds	16,980	15,031	17,824	13,102	18,005	13,739
Federal funds purchased	214	199	1,174	1,412	1,222	1,557
Total short-term unsecured funding	$30,166	$27,341	$29,252	$26,692	$29,482	$27,972
Securities sold under agreements to repurchase(a)	$692,117	$433,161	$709,696	$547,874	$676,586	$502,416
Securities loaned(a)	12,587	9,036	14,934	8,757	14,190	7,907
Other borrowed funds	42,478	37,634	40,774	40,707	41,279	36,858
Obligations of Firm-administered multi-seller conduits(b)	17,863	18,174	17,487	17,352	17,510	17,195
Total short-term secured funding	$765,045	$498,005	$782,891	$614,690	$749,565	$564,376
Senior notes	$211,997	$210,571	$212,723	$209,685	$213,204	$208,912
Subordinated debt	22,860	20,101	22,936	16,270	22,479	16,192
Structured notes(c)	152,533	130,621	149,991	108,992	143,548	105,168
Total long-term unsecured funding	$387,390	$361,293	$385,650	$334,947	$379,231	$330,272
Credit card securitization(b)	$7,075	$5,884	$6,312	$5,365	$6,099	$5,345
FHLB advances	17,553	18,159	17,731	23,155	18,409	24,927
Purchase Money Note(d)	49,551	49,435	49,512	49,283	49,484	49,255
Other long-term secured funding(e)	6,029	6,319	6,080	6,331	6,245	5,491
Total long-term secured funding	$80,208	$79,797	$79,635	$84,134	$80,237	$85,018
Preferred stock(f)	$21,040	$20,045	$21,196	$20,045	$20,624	$20,029
Common stockholders’ equity(f)	$353,558	$342,393	$343,146	$329,797	$342,104	$327,086
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
(f)Refer to Capital Risk Management on pages 44-51 and Consolidated statements of changes in stockholders’ equity on page 96 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2025 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2026, compared with December 31, 2025, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
The increases in secured other borrowed funds at June 30, 2026 from December 31, 2025, and for the average six months ended June 30, 2026, compared to the prior year, were primarily due to higher financing requirements in Markets.
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
The decrease in commercial paper for the average three and six months ended June 30, 2026, compared to the prior year, was primarily driven by strategic short-term liquidity management.
The increase in unsecured other borrowed funds for the average three and six months ended June 30, 2026, compared to the prior year, was primarily driven by net issuances of structured notes in Markets due to client demand and an increase in the fair value of such instruments.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increases in structured notes at June 30, 2026 from December 31, 2025 and for the average three and six months ended June 30, 2026, compared to the prior year, were primarily driven by net issuances in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2026 and 2025. Refer to Liquidity Risk Management on pages 100–107 and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$10,500	$6,000	$16,500	$14,000	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	3,831	2,084	—	—	—	—
Total senior notes	10,500	6,000	20,331	16,084	—	—	—	—
Subordinated debt	—	—	3,000	—	—	—	—	—
Structured notes(a)	1,079	951	1,932	2,030	22,563	16,397	53,973	35,033
Total long-term unsecured funding – issuance	$11,579	$6,951	$25,263	$18,114	$22,563	$16,397	$53,973	$35,033
Maturities/redemptions
Senior notes	$8,275	$8,679	$15,933	$17,204	$—	$—	$25	$65
Subordinated debt	—	17	—	17	—	—	—	—
Structured notes	664	466	1,550	837	18,190	11,617	36,529	25,057
Total long-term unsecured funding – maturities/redemptions	$8,939	$9,162	$17,483	$18,058	$18,190	$11,617	$36,554	$25,122
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the credit card securitization and the FHLB advances, as well as other long-term secured funding sources, with their respective maturities or redemptions, as applicable, for the three and six months ended June 30, 2026 and 2025, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
Credit card securitization	$1,249	$—	$—	$—	$1,249	$—	$—	$—
FHLB advances	—	—	420	801	4,500	—	5,121	6,742
Other long-term secured funding(a)	183	613	457	782	496	747	779	893
Total long-term secured funding	$1,432	$613	$877	$1,583	$6,245	$747	$5,900	$7,635
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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of June 30, 2026 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan SE			J.P. Morgan Securities LLC J.P. Morgan Securities plc
June 30, 2026	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Loans retained	$1,463,808	$1,408,905	$8,034	$8,273
Loans held-for-sale	15,765	13,840	93	67
Loans at fair value	62,889	70,684	1,237	1,517
Total loans	1,542,462	1,493,429	9,364	9,857
Derivative receivables	67,767	57,777	171	204
Receivables from customers(a)	82,203	47,336	—	—
Total credit-related assets	1,692,432	1,598,542	9,535	10,061
Assets acquired in loan satisfactions
Real estate owned	NA	NA	281	267
Other	NA	NA	33	31
Total assets acquired in loan satisfactions	NA	NA	314	298
Lending-related commitments	1,896,313	1,817,307	799	925
Total credit portfolio	$3,588,745	$3,415,849	$10,648	$11,284
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(33,608)	$(24,383)	$—	$—
Liquid securities and other cash collateral held against derivatives	(33,767)	(28,891)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $232 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs.

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net charge-offs	$2,366	$2,410	$4,682	$4,742
Average retained loans	1,435,638	1,321,430	1,418,293	1,303,527
Net charge-off rates	0.66%	0.73%	0.67%	0.73%

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
The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Consumer, excluding credit card
Residential real estate(a)	$300,664	$303,531	$3,615	$3,632
Auto and other(b)(c)	66,464	65,210	228	243
Total loans – retained	367,128	368,741	3,843	3,875
Loans held-for-sale	578	334	36	59
Loans at fair value(d)	24,037	33,183	569	739
Total consumer, excluding credit card loans	391,743	402,258	4,448	4,673
Lending-related commitments(e)	49,116	43,587
Total consumer exposure, excluding credit card	440,859	445,845
Credit card
Loans retained(f)	249,876	247,797	NA	NA
Total credit card loans	249,876	247,797	NA	NA
Lending-related commitments(e)(g)	1,224,431	1,177,766
Total credit card exposure	1,474,307	1,425,563
Total consumer credit portfolio	$1,915,166	$1,871,408	$4,448	$4,673
Credit-related notes used in credit portfolio management activities(h)	$(424)	$(485)

	Three months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2026	2025	2026	2025	2026	2025
Consumer, excluding credit card
Residential real estate	$(16)	$(21)	$301,254	$305,598	(0.02)%	(0.03)%
Auto and other	149	150	65,456	66,407	0.91	0.91
Total consumer, excluding credit card - retained	133	129	366,710	372,005	0.15	0.14
Credit card - retained	2,024	1,936	243,572	228,320	3.33	3.40
Total consumer - retained	$2,157	$2,065	$610,282	$600,325	1.42%	1.38%

	Six months ended June 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2026	2025	2026	2025	2026	2025
Consumer, excluding credit card
Residential real estate	$(30)	$(46)	$302,000	$306,747	(0.02)%	(0.03)%
Auto and other	317	338	65,291	66,482	0.98	1.03
Total consumer, excluding credit card - retained	287	292	367,291	373,229	0.16	0.16
Credit card - retained	4,066	3,918	241,408	226,346	3.40	3.49
Total consumer - retained	$4,353	$4,210	$608,699	$599,575	1.44%	1.42%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At June 30, 2026 and December 31, 2025, excluded operating lease assets of $21.5 billion and $20.0 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $232 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $25.7 billion and $22.1 billion for the three months ended June 30, 2026 and 2025, respectively, and $28.7 billion and $20.3 billion for the six months ended June 30, 2026 and 2025, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loans decreased compared to December 31, 2025, predominantly driven by lower residential real estate loans, including loans at fair value and retained loans.
Residential real estate
The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2025, driven by paydowns, predominantly offset by originations. Net recoveries were lower for the six months ended June 30, 2026 compared to the same period in the prior year, reflecting lower loan sales.
Loans held-for-sale increased from December 31, 2025, reflecting transfers from retained loans in anticipation of loan securitization.
Loans at fair value decreased compared to December 31, 2025 as sales outpaced purchases in CIB, partially offset by originations outpacing warehouse loan sales in Home Lending. Nonaccrual loans at fair value decreased compared to December 31, 2025, primarily driven by loan sales in CIB.
The carrying value of retained interest-only residential mortgage loans was $89.1 billion and $88.8 billion at June 30, 2026 and December 31, 2025, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.2 billion at June 30, 2026, including $3.3 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $3.0 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by reducing or canceling the undrawn line in accordance with the contract or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of the underlying property.

The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2026	December 31, 2025
Current	$393	$840
30-89 days past due	103	121
90 or more days past due	232	198
Total government guaranteed loans	$728	$1,159
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other
The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. Net charge-offs decreased for the six months ended June 30, 2026 compared to the same period in the prior year, predominantly due to lower scored auto net charge-offs, reflecting improved used vehicle valuations.
Nonperforming assets
The following table presents information as of June 30, 2026 and December 31, 2025, on consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2026	December 31, 2025
Nonaccrual loans
Residential real estate	$4,198	$4,381
Auto and other	250	292
Total nonaccrual loans	4,448	4,673
Assets acquired in loan satisfactions
Real estate owned	88	103
Other	33	31
Total assets acquired in loan satisfactions	121	134
Total nonperforming assets	$4,569	$4,807
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At June 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $232 million and $198 million, respectively.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2026 and 2025.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2026	2025
Beginning balance	$4,673	$3,926
Additions	1,713	2,515
Reductions:
Principal payments and other	514	437
Sales	462	337
Charge-offs	307	318
Returned to performing status	542	563
Foreclosures and other liquidations	113	117
Total reductions	1,938	1,772
Net changes	(225)	743
Ending balance	$4,448	$4,669
Refer to Note 11 for further information on the consumer credit portfolio, including delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased compared to December 31, 2025, reflecting growth from new accounts predominantly offset by a decrease from seasonally higher loan balances at December 31, 2025. The June 30, 2026 30+ and 90+ day delinquency rates of 1.91% and 1.00%, respectively, decreased compared to the December 31, 2025 30+ and 90+ day delinquency rates of 2.16% and 1.10%, respectively, reflecting favorable credit performance. Net charge-offs increased for the three and six months ended June 30, 2026 compared to the same periods in the prior year, reflecting loan growth.
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
As of June 30, 2026, loans increased by $57.5 billion, predominantly driven by higher loans in CIB and higher securities-based lending in AWM, both as a result of higher client demand. Lending-related commitments increased by $26.8 billion, driven by higher commitments in CIB.
As of June 30, 2026, nonperforming exposure decreased by $398 million, driven by certain exposures in Real Estate and Technology, Media & Telecommunications, primarily due to paydowns, charge-off activity, and loan sales, largely offset by certain exposures in Consumer & Retail and Industrials, in each case primarily resulting from downgrades.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Loans retained	$846,804	$792,367	$4,191	$4,398
Loans held-for-sale	15,187	13,506	57	8
Loans at fair value	38,852	37,501	668	778
Loans	900,843	843,374	4,916	5,184
Derivative receivables	67,767	57,777	171	204
Receivables from customers(a)	82,203	47,336	—	—
Total wholesale credit-related assets	1,050,813	948,487	5,087	5,388
Assets acquired in loan satisfactions
Real estate owned	NA	NA	193	164
Total assets acquired in loan satisfactions	NA	NA	193	164
Lending-related commitments	622,766	595,954	799	925
Total wholesale credit portfolio	$1,673,579	$1,544,441	$6,079	$6,477
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(33,184)	$(23,898)	$—	$—
Liquid securities and other cash collateral held against derivatives	(33,767)	(28,891)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2026 and December 31, 2025. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
June 30, 2026 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$320,360	$339,067	$187,377	$846,804	$576,208	$270,596	$846,804	68%
Derivative receivables				67,767			67,767
Less: Liquid securities and other cash collateral held against derivatives				(33,767)			(33,767)
Total derivative receivables, net of collateral	9,284	8,662	16,054	34,000	22,971	11,029	34,000	68
Lending-related commitments	158,608	431,919	32,239	622,766	407,382	215,384	622,766	65
Subtotal	488,252	779,648	235,670	1,503,570	1,006,561	497,009	1,503,570	67
Loans held-for-sale and loans at fair value(a)				54,039			54,039
Receivables from customers				82,203			82,203
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,639,812			$1,639,812
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(16,855)	$(14,271)	$(2,058)	$(33,184)	$(24,102)	$(9,082)	$(33,184)	73%

	Maturity profile(d)				Ratings profile
December 31, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$271,648	$330,900	$189,819	$792,367	$541,364	$251,003	$792,367	68%
Derivative receivables				57,777			57,777
Less: Liquid securities and other cash collateral held against derivatives				(28,891)			(28,891)
Total derivative receivables, net of collateral	7,941	6,836	14,109	28,886	19,721	9,165	28,886	68
Lending-related commitments	155,797	412,594	27,563	595,954	383,106	212,848	595,954	64
Subtotal	435,386	750,330	231,491	1,417,207	944,191	473,016	1,417,207	67
Loans held-for-sale and loans at fair value(a)				51,007			51,007
Receivables from customers				47,336			47,336
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,515,550			$1,515,550
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,356)	$(17,424)	$(1,118)	$(23,898)	$(17,831)	$(6,067)	$(23,898)	75%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2026, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $50.3 billion and $48.5 billion as of June 30, 2026 and December 31, 2025, representing approximately 3.3% and 3.4% of total wholesale credit exposure, respectively; of the $50.3 billion, $45.1 billion was performing. The increase in criticized exposure was driven by certain exposures in Commercial and Industrial, concentrated in Consumer & Retail, Transportation, Industrials, and Oil & Gas, primarily resulting from downgrades and new lending-related commitments, partially offset by certain exposures in SPEs, primarily resulting from upgrades and net portfolio activity.
The table below summarizes by industry the Firm’s exposures as of June 30, 2026 and December 31, 2025. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2025 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the six months ended June 30, 2026 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$230,417	$157,803	$60,375	$10,768	$1,471	$846	$23	$(94)	$—
Individuals and Individual Entities(b)	190,800	158,182	31,579	606	433	1,409	(3)	—	—
Asset Managers	176,789	137,008	39,241	529	11	187	—	—	(14,055)
Consumer & Retail	140,288	65,807	65,160	8,575	746	115	132	(304)	—
Technology, Media & Telecommunications	106,592	49,108	46,378	10,623	483	9	(8)	(2,411)	—
Industrials	86,058	47,398	34,769	3,491	400	190	2	(84)	—
Banks & Finance Companies	77,171	44,628	31,652	876	15	—	4	(384)	(826)
Healthcare	75,268	50,760	21,043	2,938	527	12	26	(218)	(28)
Utilities	43,494	28,047	13,966	1,143	338	77	7	(138)	(11)
Oil & Gas	36,437	21,047	14,321	707	362	17	25	(44)	—
Automotive	35,861	20,217	14,549	1,093	2	74	—	(260)	—
State & Municipal Govt(c)	34,947	33,527	1,411	2	7	4	5	(2)	(3)
Insurance	25,668	17,911	7,513	232	12	2	18	(5)	(8,771)
Transportation	22,793	12,413	9,508	851	21	19	15	(67)	—
Chemicals & Plastics	22,387	11,611	9,451	1,235	90	12	—	(175)	—
Metals & Mining	18,824	8,044	10,380	381	19	1	—	(23)	(3)
Central Govt	14,875	14,282	356	45	192	—	—	(2,147)	(1,093)
Securities Firms	8,236	4,291	3,764	181	—	—	—	—	(2,828)
Financial Markets Infrastructure	7,668	7,042	557	69	—	—	—	(35)	—
All other(d)	182,764	149,400	32,579	753	32	170	83	(26,793)	(6,149)
Subtotal	$1,537,337	$1,038,526	$448,552	$45,098	$5,161	$3,144	$329	$(33,184)	$(33,767)
Loans held-for-sale and loans at fair value	54,039
Receivables from customers	82,203
Total(e)	$1,673,579

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$224,858	$155,712	$57,478	$9,967	$1,701	$959	$380	$(99)	$—
Individuals and Individual Entities(b)	167,700	138,142	28,677	460	421	1,012	(15)	—	—
Asset Managers	152,848	117,426	35,113	304	5	105	1	(5)	(10,626)
Consumer & Retail	133,945	63,523	62,382	7,425	615	115	234	(311)	—
Technology, Media & Telecommunications	97,816	44,373	42,507	10,135	801	37	281	(1,078)	—
Industrials	80,606	44,078	33,166	3,101	261	470	18	(68)	—
Banks & Finance Companies	75,653	41,904	32,826	903	20	16	8	(574)	(657)
Healthcare	72,218	48,888	19,713	3,059	558	12	191	(67)	—
Utilities	39,005	24,840	12,519	1,254	392	1	63	(203)	—
Oil & Gas	36,497	21,825	14,076	347	249	52	48	(51)	—
Automotive	35,984	19,602	15,397	958	27	109	3	(277)	—
State & Municipal Govt(c)	32,484	31,372	1,100	3	9	30	—	(3)	—
Insurance	25,031	17,511	7,352	168	—	6	—	(20)	(8,310)
Transportation	20,861	11,450	9,097	285	29	11	(3)	(135)	—
Chemicals & Plastics	23,790	11,251	10,355	2,091	93	2	82	(239)	—
Metals & Mining	17,767	7,459	9,883	406	19	22	4	(39)	(67)
Central Govt	15,164	14,666	245	44	209	8	—	(1,258)	(1,273)
Securities Firms	7,966	4,372	3,593	—	1	1	—	(13)	(2,458)
Financial Markets Infrastructure	5,734	5,306	358	70	—	—	—	—	—
All other(d)	180,171	148,214	29,887	1,953	117	3	303	(19,458)	(5,500)
Subtotal	$1,446,098	$971,914	$425,724	$42,933	$5,527	$2,971	$1,598	$(23,898)	$(28,891)
Loans held-for-sale and loans at fair value	51,007
Receivables from customers	47,336
Total(e)	$1,544,441
(a)The industry rankings presented in the table as of December 31, 2025, are based on the industry rankings of the corresponding exposures as of June 30, 2026, not actual rankings of such exposures as of December 31, 2025.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2026 and December 31, 2025 noted above, the Firm held: $7.2 billion and $6.1 billion, respectively, of trading assets; $18.7 billion and $20.2 billion, respectively, of AFS securities; and $8.1 billion and $8.6 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 95% and 5%, respectively, at both June 30, 2026, and December 31, 2025. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $301.2 billion and $333.8 billion, at June 30, 2026 and December 31, 2025, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $230.4 billion as of June 30, 2026. Criticized exposure increased by $571 million from $11.7 billion at December 31, 2025 to $12.2 billion at June 30, 2026, driven by net downgrades, largely offset by net portfolio activity.

June 30, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$130,061	$4	$130,065	78%	91%
Other Income Producing Properties(b)	27,304	217	27,521	45	54
Services and Non Income Producing	20,631	155	20,786	59	38
Industrial	20,176	4	20,180	69	69
Office	14,739	16	14,755	51	78
Retail	12,933	37	12,970	73	74
Lodging	4,138	2	4,140	25	49
Total Real Estate Exposure(c)	$229,982	$435	$230,417	68%	77%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$128,864	$25	$128,889	78%	91%
Other Income Producing Properties(b)	23,390	229	23,619	46	53
Services and Non Income Producing	20,325	130	20,455	63	35
Industrial	19,541	13	19,554	67	69
Office	15,016	39	15,055	47	80
Retail	12,879	33	12,912	79	74
Lodging	4,366	8	4,374	26	48
Total Real Estate Exposure	$224,381	$477	$224,858	69%	77%
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

Consumer & Retail
Consumer & Retail exposure was $140.3 billion as of June 30, 2026. Criticized exposure increased by $1.3 billion from $8.0 billion at December 31, 2025 to $9.3 billion at June 30, 2026, predominantly driven by net downgrades.

June 30, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$39,545	$432	$39,977	56%	28%
Business and Consumer Services	39,552	403	39,955	40	44
Food and Beverage	32,960	695	33,655	52	35
Consumer Hard Goods	14,119	253	14,372	42	35
Leisure(b)	12,272	57	12,329	32	42
Total Consumer & Retail(c)	$138,448	$1,840	$140,288	47%	36%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$36,492	$434	$36,926	55%	29%
Business and Consumer Services	38,160	501	38,661	41	43
Food and Beverage	31,513	855	32,368	53	36
Consumer Hard Goods	14,824	309	15,133	43	33
Leisure(b)	10,721	136	10,857	33	45
Total Consumer & Retail	$131,710	$2,235	$133,945	47%	37%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Travel Services, Arts & Culture, Gaming, and Sports & Recreation. As of June 30, 2026, approximately 91% of the noninvestment-grade Leisure portfolio is secured.
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
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2026 and 2025. Since June 30, 2025, nonaccrual loan exposure decreased by $236 million, driven by certain exposures in SPEs, Individuals, Technology, Media & Telecommunications, Utilities and Healthcare, in each case primarily resulting from paydowns, charge-off activity, and loan sales, largely offset by certain exposures in Industrials and Oil & Gas, in each case primarily resulting from downgrades.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2026	2025
Beginning balance	$5,184	$4,911
Additions	1,826	2,752
Reductions:
Paydowns and other	1,171	959
Gross charge-offs	394	525
Returned to performing status	311	902
Sales	218	125
Total reductions	2,094	2,511
Net changes	(268)	241
Ending balance	$4,916	$5,152
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2026 and 2025. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.
Wholesale net charge-offs decreased by $136 million for the three months ended June 30, 2026, compared to the same period in the prior year, predominantly due to lower net charge-offs in Commercial and Industrial, concentrated in Technology, Media & Telecommunications and Healthcare. Wholesale net charge-offs decreased by $203 million for the six months ended June 30, 2026, compared to the same period in the prior year, primarily due to lower net charge-offs in Commercial and Industrial, concentrated in Technology, Media & Telecommunications and Healthcare, as well as in Real Estate.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average loans retained	$825,356	$721,105	$809,594	$703,952
Gross charge-offs	254	391	418	604
Gross recoveries collected	(45)	(46)	(89)	(72)
Net charge-offs	$209	$345	$329	$532
Net charge-off rate	0.10%	0.19%	0.08%	0.15%
The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and six months ended June 30, 2026 and 2025.

Three months ended (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net charge-offs	$16	$54	$142	$251	$51	$40	$209	$345
Average retained loans	165,455	162,202	197,445	176,668	462,456	382,235	825,356	721,105
Net charge-off rate	0.04%	0.13%	0.29%	0.57%	0.04%	0.04%	0.10%	0.19%

Six months ended (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net charge-offs	$19	$137	$218	$353	$92	$42	$329	$532
Average retained loans	165,190	161,607	195,167	172,682	449,237	369,663	809,594	703,952
Net charge-off rate	0.02%	0.17%	0.23%	0.41%	0.04%	0.02%	0.08%	0.15%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% and 86% at June 30, 2026 and December 31, 2025, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $67.8 billion and $57.8 billion at June 30, 2026 and December 31, 2025, respectively. The increase was driven by foreign exchange and equity derivatives, primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2026	December 31, 2025
Total, net of cash collateral	$67,767	$57,777
Liquid securities and other cash collateral held against derivative receivables	(33,767)	(28,891)
Total, net of liquid securities and other cash collateral	$34,000	$28,886
Other collateral held against derivative receivables	(1,561)	(949)
Total, net of collateral	$32,439	$27,937

Ratings profile of derivative receivables
	June 30, 2026		December 31, 2025
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$21,964	68%	$18,877	68%
Noninvestment-grade	10,475	32	9,060	32
Total	$32,439	100%	$27,937	100%
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
(in millions)	June 30, 2026	December 31, 2025
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$14,288	$9,899
Derivative receivables	18,896	13,999
Credit derivatives and credit-related notes used in credit portfolio management activities	$33,184	$23,898
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
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2026 was $31.5 billion, reflecting a net addition of $303 million from December 31, 2025.
The net addition to the allowance for credit losses included:
•$473 million in wholesale, driven by a net increase in the loan portfolio and changes in the credit quality of certain exposures, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets, and
•a net reduction of $128 million in consumer, predominantly driven by improvements in home prices in the first quarter of 2026.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the second quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the fourth quarter of 2027.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2026
	4Q26	2Q27	4Q27
U.S. unemployment rate(a)	4.2%	4.1%	4.1%
YoY growth in U.S. real GDP(b)	1.7%	1.9%	2.0%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)The year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percentage change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorganChase’s 2025 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowance for credit losses on loans, lending-related commitments, and investment securities, as well as Note 12 of this Form 10-Q for further information.
Refer to Consumer Credit Portfolio on pages 61-65, Wholesale Credit Portfolio on pages 66-74 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 87-89 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2026					2025
Six months ended June 30,	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	510	4,978		418	5,906	540	4,616	604	5,760
Gross recoveries collected	(223)	(912)		(89)	(1,224)	(248)	(698)	(72)	(1,018)
Net charge-offs	287	4,066		329	4,682	292	3,918	532	4,742
Provision for loan losses	163	4,070		838	5,071	334	4,319	691	5,344
Other	—	—		(2)	(2)	—	—	6	6
Ending balance at June 30,	$1,796	$15,561		$8,795	$26,152	$1,849	$15,001	$8,103	$24,953

Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(d)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(8)	—		94	86	1	—	830	831
Other	—	—		(6)	(6)	—	—	—	—
Ending balance at June 30,	$75	$2,200		$2,876	$5,151	$83	$—	$2,849	$2,932

Impairment methodology
Asset-specific(a)	$(621)	$—		$790	$169	$(683)	$—	$781	$98
Portfolio-based	2,417	15,561		8,005	25,983	2,532	15,001	7,322	24,855
Total allowance for loan losses	$1,796	$15,561		$8,795	$26,152	$1,849	$15,001	$8,103	$24,953

Impairment methodology
Asset-specific	$—	$—		$160	$160	$—	$—	$167	$167
Portfolio-based	75	2,200	(d)	2,716	4,991	83	—	2,682	2,765
Total allowance for lending-related commitments	$75	$2,200		$2,876	$5,151	$83	$—	$2,849	$2,932
Total allowance for investment securities	NA	NA		NA	$63	NA	NA	NA	$108
Total allowance for credit losses(b)	$1,871	$17,761		$11,671	$31,366	$1,932	$15,001	$10,952	$27,993

Memo:
Retained loans, end-of-period	$367,128	$249,876		$846,804	$1,463,808	$371,855	$232,943	$740,675	$1,345,473
Retained loans, average	367,291	241,408		809,594	1,418,293	373,229	226,346	703,952	1,303,527
Credit ratios
Allowance for loan losses to retained loans	0.49%	6.23%		1.04%	1.79%	0.50%	6.44%	1.09%	1.85%
Allowance for loan losses to retained nonaccrual loans(c)	47	NA		210	326	47	NA	181	296
Allowance for loan losses to retained nonaccrual loans excluding credit card	47	NA		210	132	47	NA	181	118
Net charge-off/(recovery) rates	0.16	3.40		0.08	0.67	0.16	3.49	0.15	0.73
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At June 30, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $165 million and $288 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Represents the impact of the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	June 30, 2026		December 31, 2025
(in millions, except ratios)	Allowance for loan losses	Percentage of retained loans to total retained loans	Allowance for loan losses	Percentage of retained loans to total retained loans
Residential real estate	$748	20%	$869	21%
Auto and other	1,048	5	1,051	5
Consumer, excluding credit card	1,796	25	1,920	26
Credit card	15,561	17	15,557	18
Total consumer	17,357	42	17,477	44
Secured by real estate	2,129	11	2,226	12
Commercial and industrial	4,852	13	4,240	12
Other	1,814	34	1,822	32
Total wholesale	8,795	58	8,288	56
Total	$26,152	100%	$25,765	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At June 30, 2026, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $800.8 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 40-42 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 52-58 for further information on related liquidity risk. Refer to Market Risk Management on pages 79-85 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of June 30, 2026 and December 31, 2025.

(in billions)	June 30, 2026		December 31, 2025
Tax-oriented investments, primarily in alternative energy and affordable housing	$35.2		$35.7
Private equity, various debt and equity instruments, and real assets	18.9	(a)	11.3
Total carrying value	$54.1		$47.0
(a)The increase from December 31, 2025 is primarily due to equity investments made by the Strategic Investment Group within the Firm’s Security and Resiliency Initiative and the Visa C shares held at fair value. Refer to Market Risk Management on pages 79-85 and Note 2 on page 112 for additional information on Visa shares.
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

Total VaR
	Three months ended
	June 30, 2026			March 31, 2026			June 30, 2025
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$36	$32	$45	$39	$32	$49	$37	$28	$51
Foreign exchange	13	9	18	13	9	20	10	6	14
Equities	20	10	59	11	7	16	17	13	23
Commodities and other	14	11	17	14	10	21	24	17	34
Diversification benefit to CIB trading VaR(a)	(44)	NM	NM	(47)	NM	NM	(55)	NM	NM
CIB trading VaR	39	29	70	30	23	40	33	23	50
Credit Portfolio VaR(b)	18	14	22	21	17	24	22	20	24
Diversification benefit to CIB VaR(a)	(17)	NM	NM	(16)	NM	NM	(17)	NM	NM
CIB VaR	40	30	68	35	26	48	38	29	51
CCB VaR	7	5	9	4	3	6	4	2	5
AWM VaR(c)	8	7	10	9	8	10	10	8	12
Corporate VaR	33	11	58	11	9	12	10	9	11
Diversification benefit to other VaR(a)	(15)	NM	NM	(11)	NM	NM	(12)	NM	NM
Other VaR	33	13	57	13	12	14	12	10	14
Diversification benefit to CIB and other VaR(a)	(24)	NM	NM	(11)	NM	NM	(8)	NM	NM
Total VaR	$49	$38	$76	$37	$27	$50	$42	$32	$54
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
Quarter over quarter results
Average total VaR for the three months ended June 30, 2026 increased by $12 million, when compared with March 31, 2026, predominantly driven by increases in Corporate VaR related to Visa C shares as well as increases in the equities risk type due to market-making activity and increased single stock equity risk, partially offset by volatility rolling out of the one-year historical look-back period in Credit Portfolio VaR.
Year over year results
Average total VaR for the three months ended June 30, 2026 increased by $7 million compared with the same period in the prior year, driven by increases in Corporate VaR related to Visa C shares, largely offset by volatility rolling out of the one-year historical look-back period in the commodities and other risk type and Credit Portfolio VaR.

The following graph presents daily Risk Management VaR for the five trailing quarters.
Daily Risk Management VaR

Second Quarter 2025	Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026

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
For the 12 months ended June 30, 2026, the Firm posted backtesting gains on 186 of the 259 days, and observed 15 VaR backtesting exceptions. For the three months ended June 30, 2026, the Firm posted backtesting gains on 44 of the 65 days, and observed four VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2026. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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

The Firm’s sensitivities are presented in the table below.

(in billions)	June 30, 2026(a)	December 31, 2025(a)
Parallel shift:
+100 bps shift in rates	$1.8	$2.1
-100 bps shift in rates	(2.4)	(2.4)
+200 bps shift in rates	2.9	3.7
-200 bps shift in rates	(5.1)	(6.0)
Steeper yield curve:
+100 bps shift in long-term rates	1.1	1.4
-100 bps shift in short-term rates	(1.2)	(1.0)
Flatter yield curve:
+100 bps shift in short-term rates	0.6	0.7
-100 bps shift in long-term rates	(1.2)	(1.4)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of June 30, 2026 compared to December 31, 2025 was primarily driven by the net impact of Treasury and CIO actions including an increase in cash flow hedges of floating rate loans and in investment securities, both of which add duration, as well as the impact of higher rates. This was partially offset by the effects from changes in Firmwide deposits.
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
Certain assumptions used in the EVS measure may differ from the fair value required in Note 2. For example, certain assets and liabilities with no stated maturity, such as credit card receivables and deposits, have longer assumed durations in the EVS measure. Additional information on long-term debt and held to maturity investment securities is disclosed on page 113 in Note 2.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2026 and December 31, 2025, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2026	December 31, 2025
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(96)	$(60)
Other debt and equity	Consists of certain real estate-related fair value option elected loans and related hedges, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,441)	(1,549)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(10)	(11)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	15	19
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(2)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	67	55
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
Risk reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2026 and their comparative exposures as of December 31, 2025. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.

Top 20 country exposures (excluding the U.S.)(a)
	June 30, 2026					December 31, 2025(f)(g)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$88.2	$17.0	$1.8	$0.7	$107.7	$101.7
United Kingdom	24.2	27.8	45.5	1.6	99.1	93.2
Japan	63.4	6.7	9.0	0.2	79.3	79.3
France	1.3	17.6	23.4	1.1	43.4	29.5
Canada	2.5	12.4	9.8	0.2	24.9	18.4
Australia	4.2	10.5	3.5	—	18.2	17.6
Brazil	3.4	5.6	8.7	—	17.7	20.9
Mainland China	4.0	8.0	4.5	0.2	16.7	13.2
Saudi Arabia	1.3	9.1	5.1	—	15.5	12.5
Switzerland	5.6	5.3	2.4	2.0	15.3	15.0
Italy	0.1	10.0	4.7	0.3	15.1	13.0
India	0.9	7.9	5.7	0.3	14.8	13.0
Mexico	1.9	8.2	2.8	—	12.9	13.6
South Korea	3.1	3.3	5.0	0.5	11.9	13.4
Malaysia	8.8	0.9	1.2	0.1	11.0	4.1
United Arab Emirates	0.1	8.7	1.4	—	10.2	5.7
Belgium	5.3	1.9	2.5	—	9.7	6.8
Singapore	1.7	2.9	4.7	0.3	9.6	9.3
Norway	—	1.3	6.8	—	8.1	3.7
Netherlands	0.2	6.9	(0.6)	0.1	6.6	6.5
(a)Country exposures presented in the table reflect 86% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at June 30, 2026 and December 31, 2025, respectively.
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
(f)The country rankings presented in the table as of December 31, 2025, are based on the country rankings of the corresponding exposures at June 30, 2026, not actual rankings of such exposures at December 31, 2025.
(g)Exposures for certain countries have been revised to correct understatements of certain securities positions held for collateral purposes.

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
For example, compared to the Firm’s central scenario shown on page 75 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.4% higher over the eight-quarter forecast, with a peak difference of approximately 3.3% in the second quarter of 2027.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of June 30, 2026, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2026, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $1.0 billion for residential real estate loans and lending-related commitments
•An increase of approximately $4.8 billion for credit card loans
•An increase of approximately $5.0 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
In the fourth quarter of 2025, the Firm recorded an allowance related to the Apple Card transaction, which was estimated based on certain forward-looking assumptions of the portfolio’s risk characteristics and expected credit losses at the time of closing. The forecasted Apple credit card portfolio will be excluded from the modeled estimates sensitivity analysis above until after the completion of the acquisition of the portfolio.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2026.
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

June 30, 2026 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$432,939	$—
Securities borrowed	118,384	—
Trading assets:
Trading–debt and equity instruments	994,305	3,616
Derivative receivables(a)	67,767	13,048
Total trading assets	1,062,072	16,664
AFS securities	536,048	109
Loans	62,889	2,908
MSRs	9,156	9,156
Other	30,958	1,128
Total assets measured at fair value on a recurring basis	2,252,446	29,965
Total assets measured at fair value on a nonrecurring basis	4,635	3,767
Total assets measured at fair value	$2,257,081	$33,732
Total Firm assets	$5,015,069
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $13.0 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $16.6 billion and $16.0 billion at June 30, 2026 and December 31, 2025, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 156–157 of JPMorganChase’s 2025 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2026.
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
•Required effective date: Annual financial statements for the year ending December 31, 2027.(a)
•Permits adoption on a prospective or retrospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements disclosures, as well as the Firm’s planned date of adoption.

Derivatives and Hedging and Revenue from Contracts with Customers: Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

Issued September 2025

•No longer requires derivative accounting treatment for certain contracts where the underlying variable is solely based on the specific operations or activities of one of the contracting parties. The new guidance also clarifies the applicability of derivative accounting treatment to contracts with both in-scope and out-of-scope terms.
•Clarifies the accounting for share-based payments from a customer in exchange for goods or services.

•Required effective date: January 1, 2027.(a)
•Permits adoption on a prospective or modified retrospective basis.
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
•Permits adoption on a prospective, modified, or retrospective transition basis.
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
•Requires adoption on a prospective basis.
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
•Provides greater flexibility and expands eligibility for hedge accounting, including hedges of variable rate borrowings, nonfinancial transactions, net investment hedges, and hedges involving the use of written options.

•Required effective date: January 1, 2027.(a)
•Requires adoption on a prospective basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

Environmental Credits and Environmental Credit Obligations Issued May 2026
•Establishes recognition, measurement, presentation and disclosure requirements for environmental credits (“ECs”) and compliance obligations that may be settled with ECs (EC obligations or “ECOs”).
•ECs are recognized and measured based on their intended use. ECs used to settle ECOs are recognized as assets at cost, whereas ECs held for sale or exchange are measured at cost less impairment, unless fair value measurement is elected with changes recognized in earnings. ECs acquired to meet voluntary environmental initiatives are expensed as incurred. ECOs are measured based on the cost of ECs acquired to settle the ECO, or the fair value of ECs needed for settlement if not yet acquired.

•Required effective date: January 1, 2028.(a)
•Requires adoption on a retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue
Investment banking fees	$3,208	$2,499	$6,066	$4,677
Principal transactions	9,007	7,149	16,994	14,763
Lending- and deposit-related fees	2,511	2,248	4,905	4,380
Asset management fees	5,658	4,806	11,173	9,506
Commissions and other fees	2,614	2,194	5,096	4,227
Investment securities losses	(395)	(54)	(331)	(91)
Mortgage fees and related income	336	363	645	641
Card income	1,348	1,344	2,538	2,560
Other income	7,549	1,154	9,220	3,077
Noninterest revenue	31,836	21,703	56,306	43,740
Interest income	50,624	48,241	99,815	95,094
Interest expense	25,113	25,032	48,938	48,612
Net interest income	25,511	23,209	50,877	46,482
Total net revenue	57,347	44,912	107,183	90,222

Provision for credit losses	2,515	2,849	5,022	6,154

Noninterest expense
Compensation expense	15,159	13,710	30,498	27,803
Occupancy expense	1,482	1,264	2,929	2,566
Technology, communications and equipment expense	3,107	2,704	6,128	5,282
Professional and outside services	3,855	3,006	7,338	5,845
Marketing	1,670	1,279	3,274	2,583
Other expense	2,043	1,816	3,999	3,297
Total noninterest expense	27,316	23,779	54,166	47,376
Income before income tax expense	27,516	18,284	47,995	36,692
Income tax expense	6,361	3,297	10,346	7,062
Net income	$21,155	$14,987	$37,649	$29,630
Net income applicable to common stockholders	$20,752	$14,630	$36,901	$28,948
Net income per common share data
Basic earnings per share	$7.71	$5.25	$13.65	$10.32
Diluted earnings per share	7.70	5.24	13.63	10.31

Weighted-average basic shares	2,689.9	2,788.7	2,703.1	2,804.0
Weighted-average diluted shares	2,694.2	2,793.7	2,707.2	2,809.0
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$21,155	$14,987	$37,649	$29,630
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	320	(188)	(2,081)	765
Translation adjustments, net of hedges	(21)	868	(188)	1,357
Fair value hedges	(9)	(8)	32	20
Cash flow hedges	(948)	1,529	(1,849)	3,203
Defined benefit pension and OPEB plans	37	(28)	41	(44)
DVA on fair value option elected liabilities	(383)	(305)	642	(88)
Total other comprehensive income/(loss), after–tax	(1,004)	1,868	$(3,403)	5,213
Comprehensive income	$20,151	$16,855	$34,246	$34,843
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$24,720	$21,742
Deposits with banks	285,091	321,596
Federal funds sold and securities purchased under resale agreements (included $432,939 and $327,018 at fair value)	446,143	336,426
Securities borrowed (included $118,384 and $98,111 at fair value)	362,487	286,191
Trading assets (included assets pledged of $267,907 and $165,927)	1,062,072	802,873
Available-for-sale securities (amortized cost of $538,689 and $507,226; included assets pledged of $12,007 and $7,735)	536,048	507,198
Held-to-maturity securities	268,474	270,134
Investment securities, net of allowance for credit losses	804,522	777,332
Loans (included $62,889 and $70,684 at fair value)	1,542,462	1,493,429
Allowance for loan losses	(26,152)	(25,765)
Loans, net of allowance for loan losses	1,516,310	1,467,664
Accrued interest and accounts receivable	179,939	111,599
Premises and equipment	37,701	36,244
Goodwill, MSRs and other intangible assets	64,304	64,458
Other assets (included $32,431 and $15,849 at fair value and assets pledged of $16,137 and $11,984)	231,780	198,775
Total assets(a)	$5,015,069	$4,424,900
Liabilities
Deposits (included $26,229 and $20,930 at fair value)	$2,713,700	$2,559,320
Federal funds purchased and securities loaned or sold under repurchase agreements (included $568,730 and $360,194 at fair value)	704,918	442,396
Short-term borrowings (included $29,967 and $32,460 at fair value)	72,430	64,776
Trading liabilities	275,136	216,019
Accounts payable and other liabilities (included $18,383 and $6,660 at fair value)	384,290	316,794
Beneficial interests issued by consolidated VIEs (included $5 and $5 at fair value)	29,474	27,951
Long-term debt (included $156,056 and $134,559 at fair value)	460,523	435,206
Total liabilities(a)	4,640,471	4,062,462
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,105,375 and 2,005,375 shares)	21,040	20,045
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,559	91,114
Retained earnings	445,020	416,055
Accumulated other comprehensive losses	(7,693)	(4,290)
Treasury stock, at cost (1,446,747,700 and 1,408,661,319 shares)	(178,433)	(164,591)
Total stockholders’ equity	374,598	362,438
Total liabilities and stockholders’ equity	$5,015,069	$4,424,900
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2026 and December 31, 2025. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	June 30, 2026	December 31, 2025
Assets
Trading assets	$6,094	$4,835
Loans	34,178	37,777
All other assets	734	683
Total assets	$41,006	$43,295
Liabilities
Beneficial interests issued by consolidated VIEs	$29,474	$27,951
All other liabilities	813	691
Total liabilities	$30,287	$28,642
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Preferred stock
Balance at the beginning of the period	$20,045	$20,045	$20,045	$20,050
Issuance	2,995	—	2,995	2,995
Redemption	(2,000)	—	(2,000)	(3,000)
Balance at June 30,	21,040	20,045	21,040	20,045

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,087	90,223	91,114	90,911
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	470	374	(557)	(318)
Other	2	(21)	2	(17)
Balance at June 30,	90,559	90,576	90,559	90,576

Retained earnings
Balance at the beginning of the period	428,206	386,616	416,055	376,166
Net income	21,155	14,987	37,649	29,630
Preferred stock dividends	(308)	(282)	(584)	(537)
Common stock dividends ($1.50 and $1.40 per share and $3.00 and $2.80 per share, respectively)	(4,033)	(3,897)	(8,100)	(7,835)
Balance at June 30,	445,020	397,424	445,020	397,424

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(6,689)	(9,111)	(4,290)	(12,456)
Other comprehensive income/(loss), after-tax	(1,004)	1,868	(3,403)	5,213
Balance at June 30,	(7,693)	(7,243)	(7,693)	(7,243)

Treasury stock, at cost
Balance at the beginning of the period	(171,716)	(140,458)	(164,591)	(134,018)
Repurchase	(6,768)	(7,574)	(15,146)	(15,185)
Reissuance	51	49	1,304	1,220
Balance at June 30,	(178,433)	(147,983)	(178,433)	(147,983)

Total stockholders’ equity	$374,598	$356,924	$374,598	$356,924
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2026	2025
Operating activities
Net income	$37,649	$29,630
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	5,022	6,154
Depreciation and amortization	4,681	4,240
Deferred tax (benefit)/expense	127	(418)
Initial gain on the Visa share exchange	(4,509)	—
Other	1,432	979
Originations and purchases of loans held-for-sale	(138,988)	(133,098)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	145,881	120,504
Net change in:
Trading assets	(253,978)	(245,618)
Securities borrowed	(76,298)	(4,434)
Accrued interest and accounts receivable	(69,352)	(23,853)
Other assets	(24,142)	(5,048)
Trading liabilities	74,762	29,763
Accounts payable and other liabilities	59,493	(7,760)
Other operating adjustments	1,176	6,667
Net cash (used in) operating activities	(237,044)	(222,292)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(109,784)	(175,516)
Held-to-maturity securities:
Proceeds from paydowns and maturities	24,438	18,147
Purchases	(23,058)	(3,167)
Available-for-sale securities:
Proceeds from paydowns and maturities	26,155	17,957
Proceeds from sales	110,842	85,495
Purchases	(172,073)	(172,126)
Proceeds from sales and securitizations of loans held-for-investment	29,127	25,940
Other changes in loans, net	(91,082)	(83,166)
All other investing activities, net	(5,941)	(4,700)
Net cash (used in) investing activities	(211,376)	(291,136)
Financing activities
Net change in:
Deposits	149,395	153,462
Federal funds purchased and securities loaned or sold under repurchase agreements	262,558	298,493
Short-term borrowings	6,954	10,772
Beneficial interests issued by consolidated VIEs	(517)	(31)
Proceeds from long-term borrowings	85,466	53,884
Payments of long-term borrowings	(59,953)	(50,821)
Proceeds from issuance of preferred stock	3,000	3,000
Redemption of preferred stock	(2,000)	(3,000)
Treasury stock repurchased	(15,113)	(15,034)
Dividends paid	(8,716)	(8,028)
All other financing activities, net	(1,595)	(1,834)
Net cash provided by financing activities	419,479	440,863
Effect of exchange rate changes on cash and due from banks and deposits with banks	(4,586)	23,575
Net decrease in cash and due from banks and deposits with banks	(33,527)	(48,990)
Cash and due from banks and deposits with banks at the beginning of the period	343,338	469,317
Cash and due from banks and deposits with banks at the end of the period	$309,811	$420,327
Cash interest paid	$48,435	$47,937
Cash income taxes paid, net	6,036	4,685
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

The following table presents the assets and liabilities reported at fair value as of June 30, 2026 and December 31, 2025, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy				Derivative netting adjustments(f)

June 30, 2026 (in millions)	Level 1		Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—		$432,939	$—	$—	$432,939
Securities borrowed	—		118,384	—	—	118,384
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—		156,294	238	—	156,532
Residential – nonagency	—		4,066	5	—	4,071
Commercial – nonagency	—		1,539	—	—	1,539
Total mortgage-backed securities	—		161,899	243	—	162,142
U.S. Treasury, GSEs and government agencies(a)	242,954		19,101	—	—	262,055
Obligations of U.S. states and municipalities	—		7,158	5	—	7,163
Certificates of deposit, bankers’ acceptances and commercial paper	—		3,959	9	—	3,968
Non-U.S. government debt securities	117,101		74,285	797	—	192,183
Corporate debt securities	—		54,928	508	—	55,436
Loans	—		13,062	1,175	—	14,237
Asset-backed securities	—		2,556	71	—	2,627
Total debt instruments	360,055		336,948	2,808	—	699,811
Equity securities	264,123		2,769	175	—	267,067
Physical commodities(b)	13,738		1,493	24	—	15,255
Other	—		11,563	609	—	12,172
Total debt and equity instruments(c)	637,916		352,773	3,616	—	994,305
Derivative receivables:
Interest rate	2,080		276,133	6,425	(259,686)	24,952
Credit	—		12,584	461	(12,791)	254
Foreign exchange	203		219,334	1,859	(196,929)	24,467
Equity	2,539		138,604	3,680	(134,116)	10,707
Commodity	—		26,075	623	(19,311)	7,387
Total derivative receivables	4,822		672,730	13,048	(622,833)	67,767
Total trading assets(d)	642,738		1,025,503	16,664	(622,833)	1,062,072
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	2		88,764	—	—	88,766
Residential – nonagency	—		5,480	—	—	5,480
Commercial – nonagency	—		4,800	—	—	4,800
Total mortgage-backed securities	2		99,044	—	—	99,046
U.S. Treasury and government agencies	340,273		942	—	—	341,215
Obligations of U.S. states and municipalities	—		18,716	—	—	18,716
Non-U.S. government debt securities	39,678		10,829	—	—	50,507
Corporate debt securities	—		17	109	—	126
Asset-backed securities:
Collateralized loan obligations	—		24,534	—	—	24,534
Other(a)	—		1,904	—	—	1,904
Total available-for-sale securities	379,953		155,986	109	—	536,048
Loans	—		59,981	2,908	—	62,889
Mortgage servicing rights	—		—	9,156	—	9,156
Other assets(d)	14,764	(e)	15,066	1,128	—	30,958
Total assets measured at fair value on a recurring basis	$1,037,455		$1,807,859	$29,965	$(622,833)	$2,252,446
Deposits	$—		$24,862	$1,367	$—	$26,229
Federal funds purchased and securities loaned or sold under repurchase agreements	—		568,730	—	—	568,730
Short-term borrowings	—		24,440	5,527	—	29,967
Trading liabilities:
Debt and equity instruments(c)	167,920		40,379	349	—	208,648
Derivative payables:
Interest rate	2,415		257,483	2,929	(253,917)	8,910
Credit	—		16,551	2,631	(16,864)	2,318
Foreign exchange	189		213,747	1,468	(199,384)	16,020
Equity	3,475		176,783	6,542	(154,177)	32,623
Commodity	—		23,799	626	(17,808)	6,617
Total derivative payables	6,079		688,363	14,196	(642,150)	66,488
Total trading liabilities	173,999		728,742	14,545	(642,150)	275,136
Accounts payable and other liabilities	7,316		11,021	46	—	18,383
Beneficial interests issued by consolidated VIEs	—		5	—	—	5
Long-term debt	—		101,402	54,654	—	156,056
Total liabilities measured at fair value on a recurring basis	$181,315		$1,459,202	$76,139	$(642,150)	$1,074,506

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$327,018	$—	$—	$327,018
Securities borrowed	—	98,111	—	—	98,111
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	157,834	307	—	158,141
Residential – nonagency	—	2,002	5	—	2,007
Commercial – nonagency	—	1,937	—	—	1,937
Total mortgage-backed securities	—	161,773	312	—	162,085
U.S. Treasury, GSEs and government agencies(a)	225,255	18,629	—	—	243,884
Obligations of U.S. states and municipalities	—	6,129	1	—	6,130
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,345	—	—	1,345
Non-U.S. government debt securities	77,385	47,054	245	—	124,684
Corporate debt securities	—	45,053	454	—	45,507
Loans	—	11,782	1,143	—	12,925
Asset-backed securities	—	3,986	27	—	4,013
Total debt instruments	302,640	295,751	2,182	—	600,573
Equity securities	107,585	2,153	138	—	109,876
Physical commodities(b)	20,880	947	30	—	21,857
Other	—	12,346	444	—	12,790
Total debt and equity instruments(c)	431,105	311,197	2,794	—	745,096
Derivative receivables:
Interest rate	1,579	276,565	3,740	(256,483)	25,401
Credit	—	12,018	1,006	(12,545)	479
Foreign exchange	111	181,318	1,807	(163,881)	19,355
Equity	806	95,098	1,819	(91,856)	5,867
Commodity	—	29,961	554	(23,840)	6,675
Total derivative receivables	2,496	594,960	8,926	(548,605)	57,777
Total trading assets(d)	433,601	906,157	11,720	(548,605)	802,873
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	1	90,971	—	—	90,972
Residential – nonagency	—	5,991	—	—	5,991
Commercial – nonagency	—	4,481	3	—	4,484
Total mortgage-backed securities	1	101,443	3	—	101,447
U.S. Treasury and government agencies	315,361	461	—	—	315,822
Obligations of U.S. states and municipalities	—	20,240	—	—	20,240
Non-U.S. government debt securities	34,308	11,347	—	—	45,655
Corporate debt securities	—	20	108	—	128
Asset-backed securities:
Collateralized loan obligations	—	21,947	—	—	21,947
Other(a)	—	1,959	—	—	1,959
Total available-for-sale securities	349,670	157,417	111	—	507,198
Loans	—	67,622	3,062	—	70,684
Mortgage servicing rights	—	—	9,167	—	9,167
Other assets(d)	6,864	6,890	1,047	—	14,801
Total assets measured at fair value on a recurring basis	$790,135	$1,563,215	$25,107	$(548,605)	$1,829,852
Deposits	$—	$18,574	$2,356	$—	$20,930
Federal funds purchased and securities loaned or sold under repurchase agreements	—	360,194	—	—	360,194
Short-term borrowings	—	26,902	5,558	—	32,460
Trading liabilities:
Debt and equity instruments(c)	135,366	33,998	326	—	169,690
Derivative payables:
Interest rate	2,071	253,078	2,434	(250,122)	7,461
Credit	—	15,487	2,141	(15,612)	2,016
Foreign exchange	118	176,521	1,502	(163,308)	14,833
Equity	1,210	110,451	5,356	(102,211)	14,806
Commodity	—	25,799	570	(19,156)	7,213
Total derivative payables	3,399	581,336	12,003	(550,409)	46,329
Total trading liabilities	138,765	615,334	12,329	(550,409)	216,019
Accounts payable and other liabilities	3,967	2,655	38	—	6,660
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	87,886	46,673	—	134,559
Total liabilities measured at fair value on a recurring basis	$142,732	$1,111,550	$66,954	$(550,409)	$770,827
(a)At June 30, 2026 and December 31, 2025, included total U.S. GSE obligations of $168.3 billion and $158.4 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2026 and December 31, 2025, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.5 billion and $1.0 billion, respectively, primarily reported in other assets.
(e)At June 30, 2026, includes the Firm’s Visa C shares that are held at fair value. Refer to page 112 for additional information.
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

Level 3 inputs(a)
June 30, 2026
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$823	Discounted cash flows	Yield	0%	40%	7%
			Prepayment speed	7%	14%	10%
			Conditional default rate	0%	3%	0%
			Loss severity	0%	100%	5%
Commercial mortgage-backed securities and loans(c)	1,130	Market comparables	Price	$0	$93	$80
Corporate debt securities	617	Market comparables	Price	$0	$177	$107
Loans(d)	2,373	Market comparables	Price	$0	$112	$81
Non-U.S. government debt securities	797	Market comparables	Price	$2	$107	$97
Net interest rate derivatives	3,540	Option pricing	Interest rate volatility	22bps	520bps	96bps
			Interest rate spread volatility	44bps	59bps	49bps
			Bermudan switch value	0%	43%	17%
			Interest rate correlation	(64)%	97%	57%
			IR-FX correlation	(45)%	60%	6%
			Inflation volatility	11bps	174bps	68bps
	(44)	Discounted cash flows	Prepayment speed	0%	21%	8%
			Interest rate curve	2%	15%	5%
Net credit derivatives	(2,189)	Discounted cash flows	Credit correlation	27%	79%	55%
			Credit spread	0bps	6,942bps	390bps
			Recovery rate	10%	90%	58%
	19	Market comparables	Price	$0	$115	$76
Net foreign exchange derivatives	437	Option pricing	IR-FX correlation	(40)%	60%	15%
	(46)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	3%	15%	8%
Net equity derivatives	(2,862)	Option pricing	Forward equity price(h)	83%	134%	101%
			Equity volatility	2%	182%	37%
			Equity correlation	0%	100%	49%
			Equity-FX correlation	(82)%	71%	(32)%
			Equity-IR correlation	(15)%	10%	4%
Net commodity derivatives	(3)	Option pricing	Oil commodity forward	$44/BBL	$305/BBL	$148/BBL
			Natural gas commodity forward	$1/MMBTU	$6/MMBTU	$3/MMBTU
			Commodity volatility	2%	39%	9%
			Commodity correlation	(30)%	98%	8%
MSRs	9,156	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	59,714	Option pricing	Interest rate volatility	22bps	520bps	96bps
			Bermudan switch value	0%	43%	17%
			Interest rate correlation	(64)%	97%	57%
			IR-FX correlation	(45)%	60%	6%
			Equity volatility	2%	182%	35%
			Equity correlation	15%	100%	57%
			Equity-FX correlation	(84)%	65%	(33)%
			Equity-IR correlation	5%	20%	13%
	1,834	Discounted cash flows	Credit correlation	29%	78%	54%
			Credit spread	1bps	168bps	70bps
			Recovery rate	20%	60%	43%
			Yield	5%	20%	10%
			Loss severity	0%	100%	50%
Other level 3 assets and liabilities, net(f)	1,626
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $238 million, nonagency securities of $5 million and non-trading loans of $580 million.
(c)Comprises trading loans of $93 million and non-trading loans of $1.0 billion.
(d)Comprises trading loans of $1.1 billion and non-trading loans of $1.3 billion.
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
(f)Includes equity securities of $996 million, including $821 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2026 (in millions)	Fair value at Apr. 1, 2026	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2026	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2026
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$268	$1		$—	$(21)		$(11)	$1	$—	$238	$(1)
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Total mortgage-backed securities	273	1		—	(21)		(11)	1	—	243	(1)
Obligations of U.S. states and municipalities	30	—		—	—		—	5	(30)	5	—
Certificates of deposit, bankers' acceptances and commercial paper	—	9		—	—		—	—	—	9	9
Non-U.S. government debt securities	207	97		594	(104)		—	25	(22)	797	97
Corporate debt securities	482	(1)		58	(38)		(1)	8	—	508	(6)
Loans	1,051	(24)		270	(93)		(9)	39	(59)	1,175	(24)
Asset-backed securities	26	—		45	—		—	—	—	71	—
Total debt instruments	2,069	82		967	(256)		(21)	78	(111)	2,808	75
Equity securities	172	(189)		28	(19)		—	206	(23)	175	(187)
Physical commodities	11	3		11	(1)		—	—	—	24	3
Other	454	144		57	—		(27)	7	(26)	609	161
Total trading assets – debt and equity instruments	2,706	40	(c)	1,063	(276)		(48)	291	(160)	3,616	52	(c)
Net derivative receivables:(b)
Interest rate	1,729	98		27	(108)		1,706	(12)	56	3,496	88
Credit	60	(498)		51	(3)		(1,713)	(57)	(10)	(2,170)	(402)
Foreign exchange	572	(3)		43	(78)		(78)	33	(98)	391	(38)
Equity	(3,139)	3,082		466	(1,104)		(1,884)	(364)	81	(2,862)	2,651
Commodity	145	(128)		11	(60)		30	29	(30)	(3)	(162)
Total net derivative receivables	(633)	2,551	(c)	598	(1,353)		(1,939)	(371)	(1)	(1,148)	2,137	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	108	1		—	—		—	—	—	109	1
Total available-for-sale securities	108	1	(d)	—	—		—	—	—	109	1	(d)
Loans	3,184	52	(c)	463	(431)		(605)	493	(248)	2,908	36	(c)
Mortgage servicing rights	9,093	106	(e)	219	2		(264)	—	—	9,156	106	(e)
Other assets	1,071	18	(c)	58	(3)		(16)	—	—	1,128	18	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2026 (in millions)	Fair value at Apr. 1, 2026	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2026	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2026
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,304	$12	(c)(f)	$—	$—	$167	$(44)	$79	$(151)	$1,367	$11	(c)(f)
Short-term borrowings	5,867	344	(c)(f)	—	—	3,102	(3,797)	17	(6)	5,527	170	(c)(f)
Trading liabilities – debt and equity instruments	335	15	(c)	(2)	7	—	(3)	8	(11)	349	15	(c)
Accounts payable and other liabilities	47	2	(c)	(3)	—	—	—	—	—	46	2	(c)
Long-term debt	49,172	3,656	(c)(f)	—	—	10,110	(7,646)	157	(795)	54,654	3,317	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2025 (in millions)	Fair value at Apr. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$390	$10		$28	$(49)		$(14)	$—	$—	$365	$4
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	7	—		—	—		—	—	—	7	—
Total mortgage-backed securities	402	16		28	(55)		(14)	—	—	377	4
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Certificates of deposit, bankers' acceptances and commercial paper	—	—		—	—		—	—	—	—	—
Non-U.S. government debt securities	161	24		95	(105)		—	54	(24)	205	30
Corporate debt securities	442	2		29	(86)		(5)	3	—	385	(1)
Loans	803	17		377	(241)		(6)	157	(239)	868	17
Asset-backed securities	10	—		2	—		—	—	—	12	—
Total debt instruments	1,819	59		531	(487)		(25)	214	(263)	1,848	50
Equity securities	133	(27)		151	(102)		—	63	(22)	196	(20)
Physical commodities	14	10		—	—		—	—	—	24	10
Other	239	30		15	—		(52)	2	(17)	217	14
Total trading assets – debt and equity instruments	2,205	72	(c)	697	(589)		(77)	279	(302)	2,285	54	(c)
Net derivative receivables:(b)
Interest rate	994	393		34	(84)		65	5	24	1,431	496
Credit	(703)	(141)		(2)	(7)		10	8	27	(808)	(142)
Foreign exchange	298	333		28	(87)		(31)	21	(222)	340	358
Equity	(2,961)	579		351	(757)		(711)	378	(83)	(3,204)	215
Commodity	40	157		17	(74)		30	(1)	—	169	160
Total net derivative receivables	(2,332)	1,321	(c)	428	(1,009)		(637)	411	(254)	(2,072)	1,087	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(1)		—	—		—	—	—	7	—
Corporate debt securities	—	—		92	—		—	—	—	92	—
Total available-for-sale securities	8	(1)	(d)	92	—		—	—	—	99	—
Loans	2,398	145	(c)	76	(56)		(315)	152	(148)	2,252	33	(c)
Mortgage servicing rights	9,127	53	(e)	85	3		(272)	—	—	8,996	53	(e)
Other assets	1,370	(21)	(c)	57	(21)		(14)	35	(3)	1,403	(21)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2025 (in millions)	Fair value at Apr. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,949	$110	(c)(f)	$—	$—	$261	$(211)	$—	$(10)	$2,099	$108	(c)(f)
Short-term borrowings	4,045	155	(c)(f)	—	—	1,659	(1,722)	9	(10)	4,136	131	(c)(f)
Trading liabilities – debt and equity instruments	44	(4)	(c)	(7)	35	—	(1)	10	(5)	72	—
Accounts payable and other liabilities	36	5	(c)	—	—	—	—	—	(1)	40	5	(c)
Long-term debt	36,482	2,443	(c)(f)	—	—	7,087	(3,846)	27	(529)	41,664	2,178	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2026	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2026
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$307	$2		$1	$(49)		$(24)	$1	$—	$238	$(2)
Residential – nonagency	5	2		4	(6)		—	—	—	5	—
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Total mortgage-backed securities	312	4		5	(55)		(24)	1	—	243	(2)
Obligations of U.S. states and municipalities	1	24		—	—		—	10	(30)	5	—
Certificates of deposit, bankers' acceptances and commercial paper	—	9		—	—		—	—	—	9	9
Non-U.S. government debt securities	245	90		632	(165)		—	25	(30)	797	105
Corporate debt securities	454	(2)		121	(68)		(1)	9	(5)	508	34
Loans	1,143	(53)		471	(187)		(12)	108	(295)	1,175	(53)
Asset-backed securities	27	—		45	—		(1)	—	—	71	—
Total debt instruments	2,182	72		1,274	(475)		(38)	153	(360)	2,808	93
Equity securities	138	(182)		74	(127)		(4)	302	(26)	175	(114)
Physical commodities	30	35		11	(1)		(51)	—		24	34
Other	444	97		106	—		(42)	61	(57)	609	82
Total trading assets – debt and equity instruments	2,794	22	(c)	1,465	(603)		(135)	516	(443)	3,616	95	(c)
Net derivative receivables:(b)
Interest rate	1,306	416		59	(213)		1,755	98	75	3,496	1,683
Credit	(1,135)	998		52	(45)		(2,037)	(65)	62	(2,170)	(135)
Foreign exchange	305	65		132	(192)		10	112	(41)	391	19
Equity	(3,537)	3,772		822	(1,904)		(1,795)	(257)	37	(2,862)	2,361
Commodity	(16)	82		15	(190)		110	4	(8)	(3)	47
Total net derivative receivables	(3,077)	5,333	(c)	1,080	(2,544)		(1,957)	(108)	125	(1,148)	3,975	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	3	(3)		—	—		—	—	—	—	—
Corporate debt securities	108	7		—	—		—	—	(6)	109	7
Total available-for-sale securities	111	4	(d)	—	—		—	—	(6)	109	7	(d)
Loans	3,062	145	(c)	611	(538)		(781)	833	(424)	2,908	93	(c)
Mortgage servicing rights	9,167	144	(e)	375	4		(534)	—	—	9,156	144	(e)
Other assets	1,047	27	(c)	79	(5)		(20)	1	(1)	1,128	15	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2026	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2026
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,356	$(76)	(c)(f)	$—	$—	$471	$(1,133)	$79	$(330)	$1,367	$(69)	(c)(f)
Short-term borrowings	5,558	270	(c)(f)	—	—	7,025	(7,341)	24	(9)	5,527	99	(c)(f)
Trading liabilities – debt and equity instruments	326	19	(c)	(7)	17	—	(3)	8	(11)	349	26	(c)
Accounts payable and other liabilities	38	9	(c)	(5)	3	—	—	1	—	46	9	(c)
Long-term debt	46,673	2,466	(c)(f)	—	—	20,723	(14,074)	260	(1,394)	54,654	2,084	(c)(f)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Jun. 30, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$488	$13		$31	$(137)		$(30)	$—	$—	$365	$2
Residential – nonagency	5	6		—	(6)		—	—	—	5	—
Commercial – nonagency	10	(3)		—	—		—	—	—	7	(3)
Total mortgage-backed securities	503	16		31	(143)		(30)	—	—	377	(1)
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Certificates of deposit, bankers' acceptances and commercial paper	—	—		—	—		—	—	—	—	—
Non-U.S. government debt securities	152	36		171	(183)		(1)	54	(24)	205	51
Corporate debt securities	390	9		128	(137)		(10)	13	(8)	385	2
Loans	1,088	11		728	(455)		(116)	298	(686)	868	(5)
Asset-backed securities	10	—		2	—		—	—	—	12	—
Total debt instruments	2,144	72		1,060	(918)		(157)	365	(718)	1,848	47
Equity securities	62	(31)		212	(142)		—	124	(29)	196	3
Physical commodities	26	—		—	—		(2)	—	—	24	6
Other	210	(12)		24	—		(66)	78	(17)	217	(53)
Total trading assets – debt and equity instruments	2,442	29	(c)	1,296	(1,060)		(225)	567	(764)	2,285	3	(c)
Net derivative receivables:(b)
Interest rate	301	990		123	(201)		204	(55)	69	1,431	1,190
Credit	(363)	(258)		77	(7)		(128)	(138)	9	(808)	(216)
Foreign exchange	20	565		91	(240)		38	94	(228)	340	391
Equity	(2,866)	2,326		623	(1,534)		(1,665)	(199)	111	(3,204)	1,573
Commodity	(73)	260		43	(136)		92	—	(17)	169	309
Total net derivative receivables	(2,981)	3,883	(c)	957	(2,118)		(1,459)	(298)	(56)	(2,072)	3,247	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	8	(1)		—	—		—	—	—	7	(1)
Corporate debt securities	—	—		92	—		—	—	—	92	—
Total available-for-sale securities	8	(1)	(d)	92	—		—	—	—	99	(1)	(d)
Loans	2,416	174	(c)	130	(128)		(615)	605	(330)	2,252	102	(c)
Mortgage servicing rights	9,121	(74)	(e)	475	7		(533)	—	—	8,996	(74)	(e)
Other assets	1,344	11	(c)	69	(52)		(24)	91	(36)	1,403	12	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Jun. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Jun. 30, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,185	$162	(c)(f)	$—	$—	$623	$(836)	$—	$(35)	$2,099	$157	(c)(f)
Short-term borrowings	3,476	204	(c)(f)	—	—	4,019	(3,534)	19	(48)	4,136	127	(c)(f)
Trading liabilities – debt and equity instruments	46	(14)	(c)	(7)	46	—	(1)	26	(24)	72	(14)	(c)
Accounts payable and other liabilities	76	(3)	(c)	—	1	—	—	—	(34)	40	(3)	(c)
Long-term debt	34,564	2,233	(c)(f)	—	—	14,741	(8,937)	185	(1,122)	41,664	2,127	(c)(f)

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at both June 30, 2026 and December 31, 2025. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 7% and 9% at June 30, 2026 and December 31, 2025, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the three and six months ended June 30, 2026 and 2025.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2026 and 2025. Unrealized (gains)/losses are reported in OCI, and were $166 million and $63 million for the three months ended June 30, 2026 and 2025, respectively, and $(279) million and $(10) million for the six months ended June 30, 2026 and 2025, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2025, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 111 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2026
Level 3 assets were $30.0 billion at June 30, 2026, reflecting an increase of $1.9 billion from March 31, 2026 and an increase of $4.9 billion from December 31, 2025.
The increase for the three and six months ended June 30, 2026 was predominantly driven by higher:
•Non-U.S. government debt securities of $590 million and $552 million, respectively, primarily due to purchases.
•Gross derivative receivables of $1.2 billion and $4.1 billion, respectively, due to gains, purchases and net transfers primarily offset by settlements.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2026, significant transfers from level 2 into level 3 included the following:
•$971 million of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the three months ended June 30, 2026, significant transfers from level 3 into level 2 included the following:
•$795 million of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.
For the three months ended June 30, 2025, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
For the six months ended June 30, 2026, significant transfers from level 2 into level 3 included the following:
•$852 million and $1.1 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$833 million of non-trading loans driven by a decrease in observability.
For the six months ended June 30, 2026, significant transfers from level 3 into level 2 included the following:
•$761 million and $798 million of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 104-109 for further information on these instruments.
Three months ended June 30, 2026
•$2.8 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
•$4.0 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Three months ended June 30, 2025
•$1.6 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
•$2.7 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.
Six months ended June 30, 2026
•$5.7 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Credit and funding adjustments:
Derivatives CVA	$77	$(72)	$(34)	$(117)
Derivatives FVA	13	(34)	(22)	(59)
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2026 and 2025, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2026 and 2025, by major product category and fair value hierarchy.

June 30, 2026 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$860	$1,431	$2,291
Other assets(a)	—	8	2,336	2,344
Total assets measured at fair value on a nonrecurring basis	$—	$868	$3,767	$4,635
Accounts payable and other liabilities	—	—	—	—
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$—	$—

June 30, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$1,048	$637	$1,685
Other assets	—	10	398	408
Total assets measured at fair value on a nonrecurring basis	$—	$1,058	$1,035	$2,093
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $2.3 billion in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2026, $2.3 billion related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2026 and 2025, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Loans	$(158)	$(105)	$(170)	$(139)
Other assets(a)	652	(14)	675	14
Accounts payable and other liabilities	—	(4)	—	(5)
Total nonrecurring fair value gains/(losses)	$494	$(123)	$505	$(130)
(a)Included $651 million and $(7) million for the three months ended June 30, 2026 and 2025, respectively, and $664 million and $26 million for the six months ended June 30, 2026 and 2025, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2026 and 2025, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended June 30,		Six months ended June 30,
As of or for the period ended, (in millions)	2026	2025	2026	2025
Other assets
Carrying value(a)	$8,191	$4,121	$8,191	$4,121
Upward carrying value changes(b)	763	26	798	78
Downward carrying value changes/impairment(c)	(112)	(33)	(134)	(52)
(a)The carrying value as of December 31, 2025 was $4.9 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2026 were $2.0 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2026 were $(1.6) billion.
Included in other assets above is the Firm’s interest in approximately 9.3 million Visa Class B-3 common shares (“Visa B-3 shares”) and 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio as of June 30, 2026 and June 30, 2025, respectively.
On April 13, 2026, Visa commenced an exchange offer for any and all outstanding shares of Visa Class B-1 common stock ("Visa B-1 shares") and Visa B-2 shares. On May 11, 2026, Visa accepted the Firm’s tender of its 18.6 million Visa B-2 shares in exchange for a combination of Visa B-3 shares and Visa C common shares (“Visa C shares”). The Visa C shares are included in Assets and liabilities measured at fair value on a recurring basis on page 100. Visa’s acceptance of the Firm's tender resulted in an initial gain of $4.5 billion based on the fair value of the Visa C shares. In addition, the current quarter also reflected other Visa-related activity, including the fair value changes of the Visa C shares and derivative instruments, as well as dividends, resulting in the net $4.6 billion gain on Visa shares. As of June 30, 2026, approximately $1.6 billion of Visa C shares are subject to a lock-up restriction that expires on August 9, 2026.
The Visa B-3 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-3 shares to Visa A shares was 1.4953 at June 30, 2026 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of June 30, 2026, there is significant uncertainty regarding when the transfer restrictions on Visa B-3 shares may be terminated and what the final conversion rate for the Visa B-3 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-3 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
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

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2026 and December 31, 2025, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.7	$24.7	$—	$—	$24.7	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	285.1	285.1	—	—	285.1	321.6	321.6	—	—	321.6
Accrued interest and accounts receivable	179.4	—	178.9	0.5	179.4	111.1	—	111.0	0.1	111.1
Federal funds sold and securities purchased under resale agreements	13.2	—	13.2	—	13.2	9.4	—	9.4	—	9.4
Securities borrowed	244.1	—	244.1	—	244.1	188.1	—	188.1	—	188.1
Investment securities, held-to-maturity	268.5	135.1	115.2	—	250.3	270.1	126.4	126.9	—	253.3
Loans, net of allowance for loan losses(a)	1,453.4	—	336.1	1,123.9	1,460.0	1,397.0	—	314.6	1,089.2	1,403.8
Other	105.8	0.1	105.2	0.8	106.1	93.0	—	91.7	1.5	93.2
Financial liabilities
Deposits	$2,687.5	$—	$2,688.0	$—	$2,688.0	$2,538.4	$—	$2,538.8	$—	$2,538.8
Federal funds purchased and securities loaned or sold under repurchase agreements	136.2	—	136.2	—	136.2	82.2	—	82.2	—	82.2
Short-term borrowings	42.5	—	42.6	—	42.6	32.3	—	32.3	—	32.3
Accounts payable and other liabilities(b)	319.5	—	307.1	11.2	318.3	262.6	—	248.7	13.0	261.7
Beneficial interests issued by consolidated VIEs	29.5	—	29.5	—	29.5	27.9	—	28.0	—	28.0
Long-term debt	304.4	—	255.7	51.8	307.5	300.6	—	253.0	52.1	305.1
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

	June 30, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.2	$—	$—	$4.5	$4.5	$3.2	$—	$—	$4.5	$4.5
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2026 and 2025, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2026				2025
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(67)	$—		$(67)	$47	$—		$47
Securities borrowed	9	—		9	(4)	—		(4)
Trading assets:
Debt and equity instruments, excluding loans	1,192	—		1,192	1,247	—		1,247
Loans reported as trading assets:
Changes in instrument-specific credit risk	143	—		143	(1)	—		(1)
Other changes in fair value	—	6	(c)	6	14	5	(c)	19
Loans:
Changes in instrument-specific credit risk	132	(2)	(c)	130	148	—		148
Other changes in fair value	14	95	(c)	109	87	146	(c)	233
Other assets	8	—		8	3	—		3
Deposits(a)	(228)	—		(228)	(531)	—		(531)
Federal funds purchased and securities loaned or sold under repurchase agreements	27	—		27	(5)	—		(5)
Short-term borrowings(a)	(797)	—		(797)	(392)	—		(392)
Trading liabilities	94	—		94	2	—		2
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(7)	—		(7)
Long-term debt(a)(b)	(5,983)	1	(c)(d)	(5,982)	(3,172)	2	(c)(d)	(3,170)

	Six months ended June 30,
	2026				2025
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(67)	$—		$(67)	$73	$—		$73
Securities borrowed	(2)	—		(2)	(4)	—		(4)
Trading assets:
Debt and equity instruments, excluding loans	775	—		775	1,048	—		1,048
Loans reported as trading assets:
Changes in instrument-specific credit risk	279	—		279	23	—		23
Other changes in fair value	7	8	(c)	15	17	8	(c)	25
Loans:
Changes in instrument-specific credit risk	296	1	(c)	297	417	—		417
Other changes in fair value	(42)	164	(c)	122	257	327	(c)	584
Other assets	25	(2)	(d)	23	31	—		31
Deposits(a)	(245)	—		(245)	(992)	—		(992)
Federal funds purchased and securities loaned or sold under repurchase agreements	36	—		36	(12)	—		(12)
Short-term borrowings(a)	(682)	—		(682)	(539)	—		(539)
Trading liabilities	37	—		37	20	—		20
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(2)	—		(2)	(5)	—		(5)
Long-term debt(a)(b)	(4,318)	(4)	(c)(d)	(4,322)	(3,357)	(4)	(c)(d)	(3,361)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three and six months ended June 30, 2026 and 2025.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2026 and December 31, 2025, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2026				December 31, 2025
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,761		$756	$(3,005)	$3,443		$545	$(2,898)
Loans	1,672		1,234	(438)	1,994		1,518	(476)
Subtotal	5,433		1,990	(3,443)	5,437		2,063	(3,374)
90 or more days past due and government guaranteed
Loans(a)	205		196	(9)	152		144	(8)
All other performing loans(b)
Loans reported as trading assets	15,258		13,481	(1,777)	14,852		12,380	(2,472)
Loans(c)	62,132		61,459	(673)	68,802		69,022	220
Subtotal	77,390		74,940	(2,450)	83,654		81,402	(2,252)
Total loans	$83,028		$77,126	$(5,902)	$89,243		$83,609	$(5,634)
Long-term debt
Principal-protected debt	$91,759	(e)	$79,494	$(12,265)	$73,984	(e)	$63,770	$(10,214)
Nonprincipal-protected debt(d)	NA		76,562	NA	NA		70,789	NA
Total long-term debt	NA		$156,056	NA	NA		$134,559	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$5	NA	NA		$5	NA
Total long-term beneficial interests	NA		$5	NA	NA		$5	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2026 and December 31, 2025.
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
At June 30, 2026 and December 31, 2025, the contractual amount of lending-related commitments for which the fair value option was elected was $26.0 billion and $18.9 billion, respectively, with a corresponding fair value of $57 million and $42 million, respectively. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2026					December 31, 2025
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$74,343	$2,158	$22,251		$98,752	$61,398	$3,273	$17,184		$81,855
Credit	10,079	976	—		11,055	8,677	817	—		9,494
Foreign exchange	2,929	1,498	319		4,746	2,617	606	448		3,671
Equity	62,771	11,043	3,394		77,208	55,890	9,978	3,095		68,963
Commodity	933	383	—	(a)	1,316	828	154	—	(a)	982
Total structured notes	$151,055	$16,058	$25,964		$193,077	$129,410	$14,828	$20,727		$164,965
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $3.0 billion and $2.8 billion for the periods ended June 30, 2026 and December 31, 2025, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	124-125
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	126
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	124-125
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	126
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	127
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	124-125
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	127
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	127
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	127
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	127
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	127

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2026 and December 31, 2025.

	Notional amounts(b)
(in billions)	June 30, 2026	December 31, 2025
Interest rate contracts
Swaps	$25,722	$19,056
Futures and forwards	4,648	3,305
Written options	4,439	3,775
Purchased options	4,166	3,400
Total interest rate contracts	38,975	29,536
Credit derivatives(a)	1,550	1,381
Foreign exchange contracts
Cross-currency swaps	6,158	5,476
Spot, futures and forwards	12,062	8,187
Written options	1,133	979
Purchased options	1,150	953
Total foreign exchange contracts	20,503	15,595
Equity contracts
Swaps	1,455	1,147
Futures and forwards	288	196
Written options	1,238	1,118
Purchased options	1,050	971
Total equity contracts	4,031	3,432
Commodity contracts
Swaps	194	189
Spot, futures and forwards	268	270
Written options	146	119
Purchased options	125	120
Total commodity contracts	733	698
Total derivative notional amounts	$65,792	$50,642
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2026 and December 31, 2025, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2026 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$284,638	$—	$284,638	$24,952	$262,819	$8	$262,827	$8,910
Credit	13,045	—	13,045	254	19,182	—	19,182	2,318
Foreign exchange	220,219	1,177	221,396	24,467	214,255	1,149	215,404	16,020
Equity	144,823	—	144,823	10,707	186,800	—	186,800	32,623
Commodity	26,430	268	26,698	7,387	23,926	499	24,425	6,617
Total fair value of trading assets and liabilities	$689,155	$1,445	$690,600	$67,767	$706,982	$1,656	$708,638	$66,488

	Gross derivative receivables				Gross derivative payables
December 31, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$281,884	$—	$281,884	$25,401	$257,582	$1	$257,583	$7,461
Credit	13,024	—	13,024	479	17,628	—	17,628	2,016
Foreign exchange	182,887	349	183,236	19,355	177,158	983	178,141	14,833
Equity	97,723	—	97,723	5,867	117,017	—	117,017	14,806
Commodity	29,932	583	30,515	6,675	24,744	1,625	26,369	7,213
Total fair value of trading assets and liabilities	$605,450	$932	$606,382	$57,777	$594,129	$2,609	$596,738	$46,329
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2026 and December 31, 2025, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

	June 30, 2026				December 31, 2025
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$161,519	$(138,146)	$23,373		$162,300	$(138,107)	$24,193
OTC–cleared	121,454	(121,180)	274		118,377	(118,303)	74
Exchange-traded(a)	371	(360)	11		128	(73)	55
Total interest rate contracts	283,344	(259,686)	23,658		280,805	(256,483)	24,322
Credit contracts:
OTC	9,553	(9,429)	124		9,723	(9,433)	290
OTC–cleared	3,427	(3,362)	65		3,233	(3,112)	121
Total credit contracts	12,980	(12,791)	189		12,956	(12,545)	411
Foreign exchange contracts:
OTC	216,543	(195,256)	21,287		180,120	(163,029)	17,091
OTC–cleared	1,783	(1,658)	125		904	(849)	55
Exchange-traded(a)	20	(15)	5		21	(3)	18
Total foreign exchange contracts	218,346	(196,929)	21,417		181,045	(163,881)	17,164
Equity contracts:
OTC	66,864	(61,146)	5,718		33,418	(31,170)	2,248
Exchange-traded(a)	74,684	(72,970)	1,714		63,168	(60,686)	2,482
Total equity contracts	141,548	(134,116)	7,432		96,586	(91,856)	4,730
Commodity contracts:
OTC	18,608	(14,482)	4,126		18,244	(14,469)	3,775
OTC–cleared	53	(48)	5		109	(79)	30
Exchange-traded(a)	4,954	(4,781)	173		9,565	(9,292)	273
Total commodity contracts	23,615	(19,311)	4,304		27,918	(23,840)	4,078
Derivative receivables with appropriate legal opinion	679,833	(622,833)	57,000	(d)	599,310	(548,605)	50,705	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	10,767		10,767		7,072		7,072
Total derivative receivables recognized on the Consolidated balance sheets	$690,600		$67,767		$606,382		$57,777
Collateral not nettable on the Consolidated balance sheets(b)(c)			(33,767)				(28,891)
Net amounts			$34,000				$28,886

	June 30, 2026				December 31, 2025
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$135,885	$(128,841)	$7,044		$135,045	$(128,464)	$6,581
OTC–cleared	125,445	(124,678)	767		121,702	(121,557)	145
Exchange-traded(a)	542	(398)	144		104	(101)	3
Total interest rate contracts	261,872	(253,917)	7,955		256,851	(250,122)	6,729
Credit contracts:
OTC	16,575	(14,701)	1,874		14,848	(13,196)	1,652
OTC–cleared	2,181	(2,163)	18		2,446	(2,416)	30
Total credit contracts	18,756	(16,864)	1,892		17,294	(15,612)	1,682
Foreign exchange contracts:
OTC	211,839	(197,710)	14,129		175,485	(162,455)	13,030
OTC–cleared	1,766	(1,659)	107		897	(850)	47
Exchange-traded(a)	56	(15)	41		9	(3)	6
Total foreign exchange contracts	213,661	(199,384)	14,277		176,391	(163,308)	13,083
Equity contracts:
OTC	103,359	(81,212)	22,147		53,530	(41,552)	11,978
Exchange-traded(a)	79,444	(72,965)	6,479		61,363	(60,659)	704
Total equity contracts	182,803	(154,177)	28,626		114,893	(102,211)	12,682
Commodity contracts:
OTC	16,168	(13,012)	3,156		14,176	(9,786)	4,390
OTC–cleared	48	(48)	—		79	(79)	—
Exchange-traded(a)	4,937	(4,748)	189		9,334	(9,291)	43
Total commodity contracts	21,153	(17,808)	3,345		23,589	(19,156)	4,433
Derivative payables with appropriate legal opinion	698,245	(642,150)	56,095	(d)	589,018	(550,409)	38,609	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	10,393		10,393		7,720		7,720
Total derivative payables recognized on the Consolidated balance sheets	$708,638		$66,488		$596,738		$46,329
Collateral not nettable on the Consolidated balance sheets(b)(c)			(24,236)				(18,478)
Net amounts			$42,252				$27,851
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
(d)Net derivatives receivable included cash collateral netted of $55.2 billion and $54.7 billion at June 30, 2026 and December 31, 2025, respectively. Net derivatives payable included cash collateral netted of $74.6 billion and $56.5 billion at June 30, 2026 and December 31, 2025, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2026 and December 31, 2025.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2026	December 31, 2025
Aggregate fair value of net derivative payables	$24,999	$19,986
Collateral posted	25,134	20,555
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2026 and December 31, 2025, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivative contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2026		December 31, 2025
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$91	$361	$28	$124
Amount required to settle contracts with termination triggers upon downgrade(b)	13	47	15	96
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2026 and 2025, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2026 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$425	$(215)	$210	$—	$246	$—
Foreign exchange(c)	(332)	413	81	(150)	80	(12)
Commodity(d)	990	(969)	21	—	20	—
Total	$1,083	$(771)	$312	$(150)	$346	$(12)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$37	$273	$310	$—	$294	$—
Foreign exchange(c)	270	(187)	83	(166)	83	(10)
Commodity(d)	54	9	63	—	41	—
Total	$361	$95	$456	$(166)	$418	$(10)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2026 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$488	$15	$503	$—	$567	$—
Foreign exchange(c)	63	91	154	(308)	154	43
Commodity(d)	(1,012)	1,028	16	—	11	—
Total	$(461)	$1,134	$673	$(308)	$732	$43

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2025 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$79	$565	$644	$—	$596	$—
Foreign exchange(c)	517	(392)	125	(301)	125	27
Commodity(d)	(1,276)	1,409	133	—	97	—
Total	$(680)	$1,582	$902	$(301)	$818	$27
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

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2026 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$233,736	(c)	$173	$(1,176)	$(1,003)
Liabilities
Long-term debt	224,743		(2,444)	(8,300)	(10,744)
Beneficial interests issued by consolidated VIEs	7,075		(21)	(1)	(22)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$255,109	(c)	$3,693	$(1,374)	$2,319
Liabilities
Long-term debt	222,611		232	(8,689)	(8,457)
Beneficial interests issued by consolidated VIEs	5,884		37	—	37
(a)Excludes physical commodities with a carrying value of $12.9 billion and $22.9 billion at June 30, 2026 and December 31, 2025, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2026 and December 31, 2025, the carrying amount excluded for AFS securities was $36.3 billion and $33.6 billion, respectively. At June 30, 2026 and December 31, 2025, the carrying amount excluded for long-term debt was $2.3 billion and $587 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At June 30, 2026 and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $72.5 billion and $91.9 billion, of which $56.4 billion and $68.9 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At June 30, 2026 and December 31, 2025, the cumulative amount of basis adjustments was $(1.1) billion and $(32) million, which is comprised of $(492) million and $641 million for active hedging relationships, and $(588) million and $(673) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2026 and 2025, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2026 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(389)	$(1,805)	$(1,416)
Foreign exchange(b)	(74)	89	163
Total	$(463)	$(1,716)	$(1,253)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(651)	$1,163	$1,814
Foreign exchange(b)	59	259	200
Total	$(592)	$1,422	$2,014

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2026 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(798)	$(3,122)	$(2,324)
Foreign exchange(b)	(34)	(153)	(119)
Total	$(832)	$(3,275)	$(2,443)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,251)	$2,610	$3,861
Foreign exchange(b)	38	399	361
Total	$(1,213)	$3,009	$4,222
(a)Primarily consists of hedges of SOFR-indexed and Prime-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2026 and 2025.
Over the next 12 months, the Firm expects that approximately $(1.7) billion (after-tax) of net losses recorded in AOCI at June 30, 2026, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2026 and 2025.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2026		2025
Three months ended June 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(20)	$57	$120	$(4,213)

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2026		2025
Six months ended June 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$25	$1,122	$153	$(6,347)
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The changes in fair value of these amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. The amounts reclassified for the three and six months ended June 30, 2026 were not material. There were no sales or liquidations of legal entities that resulted in reclassifications for the three and six months ended June 30, 2025. Refer to Note 19 for further information.
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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Contract type
Interest rate(a)	$(11)	$(45)	$93	$11
Credit(b)	(276)	(174)	(256)	(234)
Foreign exchange(c)	17	67	8	108
Equity(d)	(25)	10	(6)	8
Total	$(295)	$(142)	$(161)	$(107)
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2026 and December 31, 2025. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
June 30, 2026 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(569,598)	$594,677	$25,079	$7,294
Other credit derivatives(a)	(147,410)	217,618	70,208	13,788
Total credit derivatives	(717,008)	812,295	95,287	21,082
Credit-related notes(b)	—	—	—	14,940
Total	$(717,008)	$812,295	$95,287	$36,022

	Maximum payout/Notional amount
December 31, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(503,480)	$549,440	$45,960	$6,840
Other credit derivatives(a)	(124,650)	187,090	62,440	9,495
Total credit derivatives	(628,130)	736,530	108,400	16,335
Credit-related notes(b)	—	—	—	13,162
Total	$(628,130)	$736,530	$108,400	$29,497
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2026 and December 31, 2025, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2026 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(180,156)	$(353,855)	$(33,441)	$(567,452)	$5,119	$(837)	$4,282
Noninvestment-grade	(43,314)	(101,339)	(4,903)	(149,556)	4,034	(2,284)	1,750
Total	$(223,470)	$(455,194)	$(38,344)	$(717,008)	$9,153	$(3,121)	$6,032

December 31, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(146,799)	$(314,100)	$(28,117)	$(489,016)	$4,969	$(908)	$4,061
Noninvestment-grade	(43,863)	(91,220)	(4,031)	(139,114)	3,439	(2,085)	1,354
Total	$(190,662)	$(405,320)	$(32,148)	$(628,130)	$8,408	$(2,993)	$5,415
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2025 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Underwriting
Equity	$827	$469	$1,303	$790
Debt	1,370	1,181	2,477	2,350
Total underwriting	2,197	1,650	3,780	3,140
Advisory	1,011	849	2,286	1,537
Total investment banking fees	$3,208	$2,499	$6,066	$4,677
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Principal transactions revenue by instrument type
Interest rate(a)	$780	$984	$1,875	$2,342
Credit(b)	247	199	799	437
Foreign exchange	1,636	1,596	2,951	2,972
Equity	5,984	3,836	10,043	8,010
Commodity	360	526	1,326	1,007
Total revenue by instrument type	9,007	7,141	16,994	14,768
Private equity gains/(losses)	—	8	—	(5)
Principal transactions	$9,007	$7,149	$16,994	$14,763
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Lending-related fees	$609	$560	$1,164	$1,093
Deposit-related fees	1,902	1,688	3,741	3,287
Total lending- and deposit-related fees	$2,511	$2,248	$4,905	$4,380
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Asset management fees
Investment management fees	$5,547	$4,708	$10,955	$9,311
All other asset management fees	111	98	218	195
Total asset management fees	$5,658	$4,806	$11,173	$9,506
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Commissions and other fees
Brokerage commissions	$1,153	$948	$2,348	$1,848
Administration fees	787	675	1,545	1,324
All other commissions and fees(a)	674	571	1,203	1,055
Total commissions and other fees	$2,614	$2,194	$5,096	$4,227
(a)Includes depositary receipt-related service fees, annuity and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.

Mortgage fees and related income: refer to Note 14 for additional information.
Card income
The following table presents the components of card income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interchange and merchant processing income	$10,037	$9,159	$19,152	$17,557
Rewards costs and partner payments	(8,436)	(7,350)	(15,919)	(14,135)
All other(a)	(253)	(465)	(695)	(862)
Total card income	$1,348	$1,344	$2,538	$2,560
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026	2025		2026	2025
Operating lease income	$1,207	$901		$2,360	$1,730
Initial gain on the Visa share exchange(a)	4,509	—		4,509	—
Gains on certain equity investments(b)	1,026	—		1,026	—
First Republic-related gain	—	40	(c)	—	628	(c)
(a)Relates to the initial gain recognized on May 11, 2026. Refer to Note 2 for additional information.
(b)Consisted of $763 million in Corporate and $263 million in CIB, which represented a measurement alternative markup on an equity investment and initial gains on transition from measurement alternative to recurring fair value on certain other equity investments.
(c)Relates to the settlement of outstanding items with the FDIC in 2025.
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

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Legal expense	$116	$118	$339	$239
FDIC-related expense	350	302	682	291	(a)
Operating losses	280	314	566	700
(a)Included an FDIC special assessment accrual release of $323 million for the three months ended March 31, 2025.

Note 6 – Interest income and interest expense
Refer to Note 7 of JPMorganChase’s 2025 Form 10-K for a description of JPMorganChase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Interest income
Loans(a)	$24,541	$23,049	$48,565	$45,469
Taxable securities	7,206	6,679	14,181	12,671
Non-taxable securities(b)	276	273	558	543
Total investment securities(a)	7,482	6,952	14,739	13,214
Trading assets - debt instruments	7,445	6,298	14,666	11,855
Federal funds sold and securities purchased under resale agreements	4,220	4,578	8,405	8,794
Securities borrowed	2,573	2,211	4,941	4,518
Deposits with banks	2,351	3,395	4,668	7,534
All other interest-earning assets(c)	2,012	1,758	3,831	3,710
Total interest income	$50,624	$48,241	$99,815	$95,094
Interest expense
Interest-bearing deposits	$10,761	$11,401	$21,045	$22,478
Federal funds purchased and securities loaned or sold under repurchase agreements	6,676	5,965	12,821	11,154
Short-term borrowings	518	607	1,043	1,142
Trading liabilities – debt and all other interest-bearing liabilities(d)	2,415	2,278	4,678	4,369
Long-term debt	4,468	4,484	8,810	8,876
Beneficial interest issued by consolidated VIEs	275	297	541	593
Total interest expense	$25,113	$25,032	$48,938	$48,612
Net interest income	$25,511	$23,209	$50,877	$46,482
Provision for credit losses	2,515	2,849	5,022	6,154
Net interest income after provision for credit losses	$22,996	$20,360	$45,855	$40,328
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Total net periodic defined benefit plan credit(a)	$(37)	$(63)	$(126)	$(128)
Total defined contribution plans	509	513	930	948
Total pension and OPEB cost included in noninterest expense	$472	$450	$804	$820
(a)Includes pension settlement losses of $61 million for the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $22.7 billion and $23.6 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2025 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$459	$380	$899	$804
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	708	579	1,441	1,208
Total noncash compensation expense related to employee share-based incentive plans	$1,167	$959	$2,340	$2,012
In the first quarter of 2026, in connection with its annual incentive grant for the 2025 performance year, the Firm granted 12 million RSUs and 370 thousand PSUs with weighted-average grant date fair values of $305.68 per RSU and $306.51 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2026, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2026				December 31, 2025
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$90,011	$550	$1,795	$88,766	$92,112	$1,075	$2,215	$90,972
Residential:
U.S.	5,245	7	31	5,221	5,564	38	17	5,585
Non-U.S.	258	1	—	259	405	1	—	406
Commercial	4,804	21	25	4,800	4,466	48	30	4,484
Total mortgage-backed securities	100,318	579	1,851	99,046	102,547	1,162	2,262	101,447
U.S. Treasury and government agencies	342,551	524	1,860	341,215	313,470	2,384	32	315,822
Obligations of U.S. states and municipalities	19,059	178	521	18,716	20,915	118	793	20,240
Non-U.S. government debt securities	50,724	99	316	50,507	45,676	215	236	45,655
Corporate debt securities	133	—	7	126	139	—	11	128
Asset-backed securities:
Collateralized loan obligations	24,498	37	1	24,534	21,897	51	1	21,947
Other	1,898	14	8	1,904	1,941	25	7	1,959
Unallocated portfolio layer fair value basis adjustments(a)	(492)	—	(492)	NA	641	(641)	—	NA
Total available-for-sale securities	538,689	1,431	4,072	536,048	507,226	3,314	3,342	507,198
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	84,920	28	9,574	75,374	89,073	57	9,200	79,930
U.S. Residential	7,007	3	621	6,389	7,542	6	570	6,978
Commercial	5,716	7	276	5,447	6,493	19	234	6,278
Total mortgage-backed securities	97,643	38	10,471	87,210	103,108	82	10,004	93,186
U.S. Treasury and government agencies	142,379	—	7,310	135,069	132,727	134	6,414	126,447
Obligations of U.S. states and municipalities	8,124	22	436	7,710	8,600	17	609	8,008
Asset-backed securities:
Collateralized loan obligations	19,493	16	3	19,506	24,695	29	6	24,718
Other	835	—	20	815	1,004	1	20	985
Total held-to-maturity securities	268,474	76	18,240	250,310	270,134	263	17,053	253,344
Total investment securities, net of allowance for credit losses	$807,163	$1,507	$22,312	$786,358	$777,360	$3,577	$20,395	$760,542
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $3.5 billion and $23.1 billion of HTM securities for the three and six months ended June 30, 2026, respectively, and $1.6 billion and $3.2 billion for the three and six months ended June 30, 2025, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $63 million and $106 million at June 30, 2026 and December 31, 2025, respectively.
(d)Excludes $5.3 billion and $4.6 billion of accrued interest receivable at June 30, 2026 and December 31, 2025, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and six months ended June 30, 2026 and 2025. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2026 and December 31, 2025. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $3.7 billion and $2.2 billion, at June 30, 2026 and December 31, 2025, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2026 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$2,599	$11	$539	$20	$3,138	$31
Non-U.S.	27	—	18	—	45	—
Commercial	630	2	420	23	1,050	25
Total mortgage-backed securities	3,256	13	977	43	4,233	56
Obligations of U.S. states and municipalities	1,797	33	8,719	488	10,516	521
Non-U.S. government debt securities	25,424	177	4,525	139	29,949	316
Corporate debt securities	123	7	—	—	123	7
Asset-backed securities:
Collateralized loan obligations	1,223	1	46	—	1,269	1
Other	186	2	113	6	299	8
Total available-for-sale securities with gross unrealized losses	$32,009	$233	$14,380	$676	$46,389	$909

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$36	$—	$609	$17	$645	$17
Non-U.S.	3	—	20	—	23	—
Commercial	142	1	576	29	718	30
Total mortgage-backed securities	181	1	1,205	46	1,386	47
Obligations of U.S. states and municipalities	5,519	131	9,597	662	15,116	793
Non-U.S. government debt securities	9,324	76	4,954	160	14,278	236
Corporate debt securities	114	11	—	—	114	11
Asset-backed securities:
Collateralized loan obligations	814	—	143	1	957	1
Other	63	—	131	7	194	7
Total available-for-sale securities with gross unrealized losses	$16,015	$219	$16,030	$876	$32,045	$1,095

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both June 30, 2026 and December 31, 2025, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $63 million and $108 million as of June 30, 2026 and 2025, respectively, which included the impact of $31 million and $17 million, respectively, of reduction in the allowance related to sales of a corporate debt security.
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Realized gains	$224	$94	$617	$239
Realized losses	(619)	(148)	(948)	(330)
Investment securities losses	$(395)	$(54)	$(331)	$(91)
Provision for credit losses	$(14)	$(10)	$(11)	$(27)

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2026, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2026 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$833	$12,046	$4,635	$82,821	$100,335
Fair value	830	12,083	4,653	81,480	99,046
Average yield(a)	2.88%	4.55%	4.48%	4.82%	4.76%
U.S. Treasury and government agencies
Amortized cost	$15,961	$241,273	$78,943	$6,374	$342,551
Fair value	15,965	240,207	78,646	6,397	341,215
Average yield(a)	4.01%	3.98%	4.16%	4.49%	4.03%
Obligations of U.S. states and municipalities
Amortized cost	$—	$19	$138	$18,902	$19,059
Fair value	—	19	133	18,564	18,716
Average yield(a)	—%	4.03%	3.95%	5.09%	5.08%
Non-U.S. government debt securities
Amortized cost	$12,307	$26,519	$11,555	$343	$50,724
Fair value	12,314	26,384	11,465	344	50,507
Average yield(a)	3.68%	4.48%	3.48%	2.56%	4.05%
Corporate debt securities
Amortized cost	$7	$130	$—	$—	$137
Fair value	3	123	—	—	126
Average yield(a)	17.50%	15.06%	—%	—%	15.18%
Asset-backed securities
Amortized cost	$1	$297	$1,249	$24,849	$26,396
Fair value	1	297	1,251	24,889	26,438
Average yield(a)	4.77%	5.33%	5.68%	4.82%	4.87%
Total available-for-sale securities
Amortized cost(b)	$29,109	$280,284	$96,520	$133,289	$539,202
Fair value	29,113	279,113	96,148	131,674	536,048
Average yield(a)	3.84%	4.06%	4.11%	4.84%	4.25%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$970	$8,991	$4,746	$82,953	$97,660
Fair value	965	8,447	4,356	73,442	87,210
Average yield(a)	2.19%	2.47%	3.27%	2.88%	2.85%
U.S. Treasury and government agencies
Amortized cost	$24,926	$116,188	$1,265	$—	$142,379
Fair value	24,803	109,040	1,226	—	135,069
Average yield(a)	4.05%	2.31%	3.20%	—%	2.62%
Obligations of U.S. states and municipalities
Amortized cost	$—	$53	$322	$7,774	$8,149
Fair value	—	50	301	7,359	7,710
Average yield(a)	—%	4.74%	3.38%	4.05%	4.02%
Asset-backed securities
Amortized cost	$—	$513	$8,442	$11,373	$20,328
Fair value	—	512	8,446	11,363	20,321
Average yield(a)	—%	2.97%	4.40%	4.52%	4.43%
Total held-to-maturity securities
Amortized cost(b)	$25,896	$125,745	$14,775	$102,100	$268,516
Fair value	25,768	118,049	14,329	92,164	250,310
Average yield(a)	3.98%	2.32%	3.91%	3.15%	2.89%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $21 million and the portfolio layer fair value hedge basis adjustments of $(492) million at June 30, 2026. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $42 million at June 30, 2026.
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2026 and December 31, 2025. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	June 30, 2026
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$763,996	$(317,862)	$446,134	$(439,635)	$6,499
Securities borrowed	456,957	(94,470)	362,487	(301,289)	61,198
Liabilities
Securities sold under repurchase agreements	$1,009,979	$(317,862)	$692,117	$(653,736)	$38,381
Securities loaned and other(a)	125,394	(94,470)	30,924	(30,556)	368

	December 31, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$618,516	$(282,090)	$336,426	$(324,217)	$12,209
Securities borrowed	357,361	(71,170)	286,191	(234,466)	51,725
Liabilities
Securities sold under repurchase agreements	$715,251	$(282,090)	$433,161	$(397,550)	$35,611
Securities loaned and other(a)	86,829	(71,170)	15,659	(15,534)	125
(a)Includes securities-for-securities lending agreements of $18.3 billion and $6.6 billion at June 30, 2026 and December 31, 2025, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2026 and December 31, 2025, included $5.3 billion and $9.4 billion, respectively, of securities purchased under resale agreements; $53.5 billion and $44.0 billion, respectively, of securities borrowed; $37.8 billion and $34.9 billion, respectively, of securities sold under repurchase agreements; and $88 million and $40 million, respectively, of securities loaned and other.

The tables below present as of June 30, 2026 and December 31, 2025 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2026		December 31, 2025
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$142,735	$—	$124,776	$—
Residential - nonagency	1,271	—	1,685	—
Commercial - nonagency	298	—	2,285	—
U.S. Treasury, GSEs and government agencies	485,384	5,391	346,938	703
Obligations of U.S. states and municipalities	2,929	—	1,624	—
Non-U.S. government debt	208,047	4,168	122,346	1,415
Corporate debt securities	75,670	6,985	66,100	3,433
Asset-backed securities	4,093	—	6,545	—
Equity securities	89,552	108,850	42,952	81,278
Total	$1,009,979	$125,394	$715,251	$86,829

	Remaining contractual maturity of the agreements
June 30, 2026 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$580,119	$264,590	$32,866	$132,404	$1,009,979
Total securities loaned and other	111,723	149	4,280	9,242	125,394

	Remaining contractual maturity of the agreements
December 31, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$406,605	$168,256	$18,169	$122,221	$715,251
Total securities loaned and other	78,233	1,316	976	6,304	86,829
Transfers not qualifying for sale accounting
At June 30, 2026 and December 31, 2025, the Firm held $734 million and $787 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2026 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$367,128	$249,876	$846,804	$1,463,808
Held-for-sale	578	—	15,187	15,765
At fair value	24,037	—	38,852	62,889
Total	$391,743	$249,876	$900,843	$1,542,462

December 31, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$368,741	$247,797	$792,367	$1,408,905
Held-for-sale	334	—	13,506	13,840
At fair value	33,183	—	37,501	70,684
Total	$402,258	$247,797	$843,374	$1,493,429
(a)Excludes $7.0 billion of accrued interest receivables at both June 30, 2026 and December 31, 2025. The Firm wrote off accrued interest receivables of $14 million and $35 million for the three months ended June 30, 2026 and 2025, respectively, and $31 million and $64 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs, which were not material as of June 30, 2026 and December 31, 2025. For the discount associated with First Republic loans, refer to Note 34 of JPMorganChase’s 2025 Form 10-K.

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

	2026					2025
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$205	(b)(c)	$—	$77	$282	$158	(b)(c)	$—	$203	$361
Sales	1,014		—	16,167	17,181	—		—	13,365	13,365
Retained loans reclassified to held-for-sale(a)	356		—	258	614	187		—	434	621

	2026					2025
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$396	(b)(c)	$—	$207	$603	$285	(b)(c)	$—	$333	$618
Sales	1,014		—	27,440	28,454	—		—	25,080	25,080
Retained loans reclassified to held-for-sale(a)	411		—	604	1,015	231		—	787	1,018
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
(c)Excludes purchases of retained loans of $475 million and $746 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 billion and $962 million for the six months ended June 30, 2026 and 2025, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net gains/(losses) on sales of loans and lending-related commitments(a)	$118	$113	$67	$43
(a)Includes $(12) million and $106 million related to loans for the three months ended June 30, 2026 and 2025, respectively, and $60 million and $36 million for the six months ended June 30, 2026 and 2025, respectively.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of scored residential mortgages, home equity loans and lines of credit, auto and business banking loans, with a focus on serving the prime consumer credit market. These loans include home equity loans secured by junior liens and prime mortgage loans with an interest-only payment period.
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2026	December 31, 2025
Residential real estate	$300,664	$303,531
Auto and other	66,464	65,210
Total retained loans	$367,128	$368,741
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2026 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$11,449	$20,091	$8,584	$13,082	$55,208	$176,983	$6,867	$6,035	$298,299
30–149 days past due	2	24	39	42	136	794	24	166	1,227
150 or more days past due	—	5	11	40	205	768	7	102	1,138
Total retained loans	$11,451	$20,120	$8,634	$13,164	$55,549	$178,545	$6,898	$6,303	$300,664
% of 30+ days past due to total retained loans(b)	0.02%	0.14%	0.58%	0.62%	0.61%	0.87%	0.45%	4.25%	0.78%
Gross charge-offs	$—	$—	$—	$2	$3	$10	$5	$2	$22

	Term loans by origination year(c)						Revolving loans		Total
As of or for the year ended December 31, 2025 (in millions, except ratios)	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$21,179	$9,894	$14,334	$57,258	$74,916	$110,489	$6,644	$6,246	$300,960
30–149 days past due	4	16	36	98	99	770	27	184	1,234
150 or more days past due	—	12	68	242	231	653	12	119	1,337
Total retained loans	$21,183	$9,922	$14,438	$57,598	$75,246	$111,912	$6,683	$6,549	$303,531
% of 30+ days past due to total retained loans(b)	0.02%	0.28%	0.72%	0.59%	0.44%	1.26%	0.58%	4.63%	0.84%
Gross charge-offs	$—	$2	$4	$7	$10	$9	$22	$4	$58
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at June 30, 2026 and December 31, 2025.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at June 30, 2026 and December 31, 2025. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2026	December 31, 2025
Nonaccrual loans(a)(b)(c)(d)	$3,615	$3,632

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$109	$71
Less than 660	4	4
Greater than 100% but less than or equal to 125% and refreshed FICO scores:
Equal to or greater than 660	213	282
Less than 660	5	5
Greater than 80% but less than or equal to 100% and refreshed FICO scores:
Equal to or greater than 660	6,958	5,990
Less than 660	118	131
Less than or equal to 80% and refreshed FICO scores:
Equal to or greater than 660	284,082	287,923
Less than 660	8,463	8,435
No FICO/LTV available(h)	712	690
Total retained loans	$300,664	$303,531

Weighted-average LTV ratio(e)(i)	47%	48%
Weighted-average FICO(f)(i)	776	775

Geographic region(h)(j)
California	$115,325	$117,500
New York	46,074	46,378
Florida	22,054	21,864
Texas	14,422	14,398
Massachusetts	12,837	12,985
Colorado	10,423	10,316
Washington	9,182	9,408
Illinois	8,912	9,152
New Jersey	7,464	7,486
Connecticut	6,787	6,823
All other	47,184	47,221
Total retained loans	$300,664	$303,531
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At June 30, 2026, approximately 12% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at June 30, 2026 and December 31, 2025.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $37 million for each of the three months ended June 30, 2026 and 2025, and $73 million and $74 million for the six months ended June 30, 2026 and 2025, respectively.
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
(h)Included U.S. government-guaranteed loans as of June 30, 2026 and December 31, 2025.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2026.

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
Financial effects of FDMs
For the three and six months ended June 30, 2026, retained residential real estate FDMs were $49 million and $196 million, respectively, which included $23 million and $152 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals, driven by the forbearance activities related to California wildfires. For the three and six months ended June 30, 2026, the financial effects of the remaining FDMs, which were primarily in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 20 years and 19 years, respectively, and reducing the weighted-average contractual interest rate from 7.33% to 6.74%, and from 7.36% to 6.70%, respectively.
For the three and six months ended June 30, 2025, retained residential real estate FDMs were $923 million and $977 million, respectively, which included $887 million and $902 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals, driven by the forbearance activities related to California wildfires. For the three and six months ended June 30, 2025, the financial effects of the remaining FDMs, which were in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 15 years and 16 years, respectively, and reducing the weighted-average contractual interest rate from 7.17% to 5.65% and 7.25% to 5.82%, respectively.
As of June 30, 2026 and December 31, 2025, additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs were not material.
For the three and six months ended June 30, 2026 and 2025, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.
Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended June 30, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended June 30,
	2026	2025
Current	$310	$323
30-149 days past due	64	630
150 or more days past due	58	126
Total	$432	$1,079
Defaults of FDMs
For the three and six months ended June 30, 2026 and June 30, 2025, defaults of retained residential real estate FDMs that had been modified within twelve months were not material.
Active and suspended foreclosure
At June 30, 2026 and December 31, 2025, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $584 million and $575 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2026 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$16,453	$20,632	$12,312	$6,923	$3,329	$1,978	$3,773	$205	$65,605
30–119 days past due	87	154	153	170	118	68	25	47	822
120 or more days past due	—	1	2	1	—	1	1	31	37
Total retained loans	$16,540	$20,787	$12,467	$7,094	$3,447	$2,047	$3,799	$283	$66,464
% of 30+ days past due to total retained loans	0.53%	0.75%	1.24%	2.41%	3.42%	3.37%	0.68%	27.56%	1.29%
Gross charge-offs	$74	$124	$90	$93	$50	$52	$—	$5	$488

As of or for the year ended December 31, 2025 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,490	$15,586	$9,443	$4,899	$2,961	$846	$3,817	$177	$64,219
30–119 days past due	170	180	225	170	99	25	33	48	950
120 or more days past due	—	2	2	—	1	—	2	34	41
Total retained loans	$26,660	$15,768	$9,670	$5,069	$3,061	$871	$3,852	$259	$65,210
% of 30+ days past due to total retained loans	0.64%	1.15%	2.35%	3.35%	3.23%	2.87%	0.91%	31.66%	1.52%
Gross charge-offs	$242	$228	$244	$157	$69	$83	$—	$8	$1,031

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

	June 30, 2026	December 31, 2025
Nonaccrual loans(a)(b)	$228	$243

Geographic region(c)
California	$10,111	$9,926
Texas	8,271	7,940
Florida	5,561	5,382
New York	4,812	4,771
Illinois	2,845	2,804
New Jersey	2,370	2,347
Pennsylvania	2,167	2,066
Georgia	1,704	1,682
North Carolina	1,618	1,578
Arizona	1,608	1,583
All other	25,397	25,131
Total retained loans	$66,464	$65,210
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2026 and 2025.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2026.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and six months ended June 30, 2026 and 2025, retained auto and other FDMs were not material.
As of June 30, 2026 and December 31, 2025, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

As of or for the six months ended June 30, 2026 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$242,184	$2,920	$245,104
30–89 days past due and still accruing	2,067	215	2,282
90 or more days past due and still accruing	2,366	124	2,490
Total retained loans	$246,617	$3,259	$249,876
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.80%	10.40%	1.91%
% of 90+ days past due to total retained loans	0.96	3.80	1.00
Gross charge-offs	$4,688	$290	$4,978

As of or for the year ended December 31, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$240,147	$2,289	$242,436
30–89 days past due and still accruing	2,422	207	2,629
90 or more days past due and still accruing	2,619	113	2,732
Total retained loans	$245,188	$2,609	$247,797
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.06%	12.27%	2.16%
% of 90+ days past due to total retained loans	1.07	4.33	1.10
Gross charge-offs	$8,812	$352	$9,164
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2026	December 31, 2025
Geographic region(a)
California	$38,965	$38,702
Texas	26,582	26,313
New York	19,655	19,488
Florida	18,823	18,622
Illinois	13,295	13,160
New Jersey	10,388	10,282
Colorado	7,580	7,384
Ohio	7,381	7,326
Pennsylvania	6,943	6,921
Arizona	6,292	6,295
All other	93,972	93,304
Total retained loans	$249,876	$247,797
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.9%	84.6%
Less than 660	14.8	15.2
No FICO available	0.3	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2026.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$648	0.26%	Term extension with a reduction in the weighted average contractual interest rate from 22.92% to 3.35%	$1,262	0.51%	Term extension with a reduction in the weighted average contractual interest rate from 22.84% to 3.37%
Interest rate reduction(b)	151	0.06	Reduced weighted-average contractual interest rate from 22.79% to 8.39%	300	0.12	Reduced weighted-average contractual interest rate from 22.77% to 8.30%
Total	$799			$1,562

	Loan modifications
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$462	0.20%	Term extension with a reduction in the weighted average contractual interest rate from 23.12% to 3.45%	$803	0.37%	Term extension with a reduction in the weighted average contractual interest rate from 23.09% to 3.48%
Interest rate reduction(b)	59	0.03	Reduced weighted-average contractual interest rate from 23.10% to 8.01%	64	0.03	Reduced weighted-average contractual interest rate from 22.93% to 8.06%
Total	$521			$867
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent weighted average at the time of modification.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended June 30, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended June 30,
	2026	2025
Current and less than 30 days past due and still accruing	$2,352	$1,135
30-89 days past due and still accruing	181	102
90 or more days past due and still accruing	118	60
Total	$2,651	$1,297

Defaults of FDMs
For the three and six months ended June 30, 2026, defaults of retained credit card FDMs that had been modified within twelve months were $102 million and $136 million, respectively, and were in the form of a combination of term extension and interest rate reduction, while not material for the three and six months ended June 30, 2025.
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
The following tables provide information on internal risk rating and gross charge-offs for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Loans by risk ratings
Investment-grade	$119,162	$118,875	$73,314	$66,942	$383,732	$355,547	$576,208	$541,364
Noninvestment-grade:
Noncriticized	36,711	36,120	100,897	92,856	103,724	93,273	241,332	222,249
Criticized performing	8,816	8,872	14,195	12,651	2,062	2,833	25,073	24,356
Criticized nonaccrual	1,523	1,678	2,120	1,954	548	766	4,191	4,398
Total noninvestment-grade	47,050	46,670	117,212	107,461	106,334	96,872	270,596	251,003
Total retained loans	$166,212	$165,545	$190,526	$174,403	$490,066	$452,419	$846,804	$792,367
% of investment-grade to total retained loans	71.69%	71.81%	38.48%	38.38%	78.30%	78.59%	68.05%	68.32%
% of total criticized to total retained loans	6.22	6.37	8.56	8.37	0.53	0.80	3.46	3.63
% of criticized nonaccrual to total retained loans	0.92	1.01	1.11	1.12	0.11	0.17	0.49	0.56
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. As of June 30, 2026 and December 31, 2025, predominantly consisted of $254.5 billion and $245.1 billion, respectively, to financial institutions, which includes loans to certain SPEs, primarily asset securitizations; $163.1 billion and $141.1 billion, respectively, to individuals and individual entities; and $6.5 billion and $7.4 billion, respectively, to other SPEs. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for more information on SPEs.

As of or for the six months ended June 30, 2026 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$10,855	$16,983	$8,982	$8,069	$21,176	$51,747	$1,350	$—	$119,162
Noninvestment-grade	3,539	6,498	2,761	3,617	11,196	16,958	2,389	92	47,050
Total retained loans	$14,394	$23,481	$11,743	$11,686	$32,372	$68,705	$3,739	$92	$166,212
Gross charge-offs	$—	$—	$—	$4	$7	$38	$—	$—	$49

As of or for the year ended December 31, 2025 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,242	$9,440	$9,187	$22,472	$22,019	$37,392	$1,123	$—	$118,875
Noninvestment-grade	6,930	3,032	4,392	12,444	6,625	10,978	2,176	93	46,670
Total retained loans	$24,172	$12,472	$13,579	$34,916	$28,644	$48,370	$3,299	$93	$165,545
Gross charge-offs	$—	$54	$13	$92	$119	$141	$1	$—	$420

As of or for the six months ended June 30, 2026 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$13,207	$9,714	$3,877	$2,781	$2,424	$2,187	$39,123	$1	$73,314
Noninvestment-grade	17,295	27,639	10,267	4,863	3,667	2,251	51,141	89	117,212
Total retained loans	$30,502	$37,353	$14,144	$7,644	$6,091	$4,438	$90,264	$90	$190,526
Gross charge-offs	$—	$62	$2	$29	$22	$25	$108	$4	$252

As of or for the year ended December 31, 2025 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,186	$5,418	$3,040	$4,352	$1,836	$1,225	$34,884	$1	$66,942
Noninvestment-grade	32,906	13,376	5,927	5,600	2,006	825	46,721	100	107,461
Total retained loans	$49,092	$18,794	$8,967	$9,952	$3,842	$2,050	$81,605	$101	$174,403
Gross charge-offs	$43	$64	$11	$151	$129	$26	$461	$8	$893

As of or for the six months ended June 30, 2026 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$29,604	$27,905	$9,653	$5,941	$9,494	$15,499	$283,093	$2,543	$383,732
Noninvestment-grade	13,059	12,517	4,959	3,873	3,636	3,746	64,486	58	106,334
Total retained loans	$42,663	$40,422	$14,612	$9,814	$13,130	$19,245	$347,579	$2,601	$490,066
Gross charge-offs	$—	$—	$86	$1	$—	$20	$10	$—	$117

As of or for the year ended December 31, 2025 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$43,073	$13,123	$7,939	$10,838	$5,574	$11,757	$263,150	$93	$355,547
Noninvestment-grade	16,162	6,456	4,425	4,079	2,013	2,563	61,095	79	96,872
Total retained loans	$59,235	$19,579	$12,364	$14,917	$7,587	$14,320	$324,245	$172	$452,419
Gross charge-offs	$46	$195	$32	$2	$9	$58	$26	$106	$474
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Retained loans secured by real estate	$107,012	$105,130	$59,200	$60,415	$166,212	$165,545
Criticized	4,963	4,661	5,376	5,889	10,339	10,550
% of criticized to total retained loans secured by real estate	4.64%	4.43%	9.08%	9.75%	6.22%	6.37%
Criticized nonaccrual	$459	$422	$1,064	$1,256	$1,523	$1,678
% of criticized nonaccrual loans to total retained loans secured by real estate	0.43%	0.40%	1.80%	2.08%	0.92%	1.01%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Loans by geographic distribution(a)
Total U.S.	$163,134	$162,378	$143,179	$131,945	$352,441	$331,737	$658,754	$626,060
Total non-U.S.	3,078	3,167	47,347	42,458	137,625	120,682	188,050	166,307
Total retained loans	$166,212	$165,545	$190,526	$174,403	$490,066	$452,419	$846,804	$792,367
Loan delinquency
Current and less than 30 days past due and still accruing	$164,177	$163,189	$187,624	$171,227	$487,668	$450,582	$839,469	$784,998
30–89 days past due and still accruing	462	636	736	1,220	1,820	1,057	3,018	2,913
90 or more days past due and still accruing(b)	50	42	46	2	30	14	126	58
Criticized nonaccrual	1,523	1,678	2,120	1,954	548	766	4,191	4,398
Total retained loans	$166,212	$165,545	$190,526	$174,403	$490,066	$452,419	$846,804	$792,367
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025	June 30, 2026	Dec 31, 2025
Nonaccrual loans
With an allowance	$412	$365	$1,715	$1,562	$372	$468	$2,499	$2,395
Without an allowance(a)	1,111	1,313	405	392	176	298	1,692	2,003
Total nonaccrual loans(b)	$1,523	$1,678	$2,120	$1,954	$548	$766	$4,191	$4,398
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for each of the three and six months ended June 30, 2026 and 2025.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which generally align with loans graded substandard or worse consistent with the U.S. banking regulators’ definition of criticized exposures.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three and six months ended June 30, 2026 and 2025.

	Secured by real estate
	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$143	0.09%	Extended loans by a weighted-average of 7 months	$210	0.13%	Extended loans by a weighted-average of 10 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	35	0.02	Provided payment deferrals with delayed amounts recaptured at the end of deferral period and extended loans by a weighted-average of 3 months	35	0.02	Provided payment deferrals with delayed amounts recaptured at the end of deferral period and extended loans by a weighted-average of 3 months
Other(a)	—	—	NM	6	—	NM
Total	$178			$251
(a)Includes a loan with single modification.

	Secured by real estate
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$336	0.20%	Extended loans by a weighted-average of 21 months	$585	0.36%	Extended loans by a weighted-average of 17 months
Multiple modifications
Other-than-insignificant payment deferral and term extension	—	—	NM	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 35 months
Other(a)	—	—	NM	16	0.01	NM
Total	$336			$643
(a)Includes loans with a single modification.

	Commercial and industrial
	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$522	0.27%	Extended loans by a weighted-average of 20 months	$740	0.39%	Extended loans by a weighted-average of 18 months
Other-than-insignificant payment deferral	342	0.18	Provided payment deferrals with delayed amounts primarily recaptured at maturity	399	0.21	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other-than-insignificant payment deferral and term extension	16	0.01	Provided payment deferrals with delayed amounts primarily recaptured at maturity and extended loans by a weighted-average of 2 months	103	0.05	Provided payment deferrals with delayed amounts primarily recaptured at the end of deferral period and extended loans by a weighted-average of 7 months
Other(a)	5	—	NM	20	0.01	NM
Total	$885			$1,262
(a)Includes loans with single and multiple modifications.

	Commercial and industrial
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$624	0.36%	Extended loans by a weighted-average of 16 months	$835	0.48%	Extended loans by a weighted-average of 19 months
Other-than-insignificant payment deferral	172	0.10	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period	418	0.24	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Multiple modifications
Other-than-insignificant payment deferral, interest rate reduction and term extension	90	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1,076 bps and extended loans by a weighted-average of 15 months	90	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1,076 bps and extended loans by a weighted-average of 15 months
Interest rate reduction and term extension	82	0.05	Reduced weighted-average contractual interest by 655 bps and extended loans by a weighted-average of 26 months	82	0.05	Reduced weighted-average contractual interest by 652 bps and extended loans by a weighted-average of 26 months
Other-than-insignificant payment deferral and term extension	47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 26 months	47	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 26 months
Other(a)	15	0.01	NM	15	0.01	NM
Total	$1,030			$1,487
(a) Includes loans with a single and multiple modifications.

	Other
	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$98	0.02%	Extended loans by a weighted-average of 96 months	$119	0.02%	Extended loans by a weighted-average of 82 months
Other(a)	16	—	NM	17	—	NM
Total	$114			$136
(a)Includes loans with single and multiple modifications.

	Other
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$109	0.03%	Extended loans by a weighted-average of 6 months	$140	0.03%	Extended loans by a weighted-average of 9 months
Other(a)	3	—	NM	3	—	NM
Total	$112			$143
(a)Includes a loan with multiple modifications.

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended June 30, 2026 and 2025.

	Amortized cost basis
	Twelve months ended June 30, 2026			Twelve months ended June 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$227	$1,389	$109	$585	$1,612	$320
30-89 days past due and still accruing	—	3	3	—	9	—
90 or more days past due and still accruing	4	—	—	2	2	—
Criticized nonaccrual	61	718	95	288	689	40
Total	$292	$2,110	$207	$875	$2,312	$360
Defaults of FDMs
The following table provides information on defaults of retained wholesale FDMs that had been modified within twelve months during the three and six months ended June 30, 2026 and 2025.

	Amortized cost basis
	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$11	$11	$3	$11	$47	$13
Other-than-insignificant payment deferral	—	2	—	—	192	—
Other than insignificant payment deferral and term extension	—	10	—	—	10	—
Total(a)	$11	$23	$3	$11	$249	$13

	Amortized cost basis
	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$21	$40	$4	$21	$49	$12
Other-than-insignificant payment deferral	—	4	—	—	4	—
Interest rate reduction and term extension	—	—	—	—	4	—
Total(a)	$21	$44	$4	$21	$57	$12
(a)Represents FDMs that were 30 days or more past due.
As of June 30, 2026 and December 31, 2025, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $1.4 billion and $2.8 billion, respectively, in Commercial and industrial, and $19 million and $73 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

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

	2026					2025
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	510	4,978		418	5,906	540	4,616	604	5,760
Gross recoveries collected	(223)	(912)		(89)	(1,224)	(248)	(698)	(72)	(1,018)
Net charge-offs/(recoveries)	287	4,066		329	4,682	292	3,918	532	4,742
Provision for loan losses	163	4,070		838	5,071	334	4,319	691	5,344
Other	—	—		(2)	(2)	—	—	6	6
Ending balance at June 30,	$1,796	$15,561		$8,795	$26,152	$1,849	$15,001	$8,103	$24,953
Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(e)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(8)	—		94	86	1	—	830	831
Other	—	—		(6)	(6)	—	—	—	—
Ending balance at June 30,	$75	$2,200		$2,876	$5,151	$83	$—	$2,849	$2,932
Total allowance for investment securities	NA	NA		NA	63	NA	NA	NA	108
Total allowance for credit losses(a)	$1,871	$17,761		$11,671	$31,366	$1,932	$15,001	$10,952	$27,993
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(621)	$—		$790	$169	$(683)	$—	$781	$98
Portfolio-based	2,417	15,561		8,005	25,983	2,532	15,001	7,322	24,855
Total allowance for loan losses	$1,796	$15,561		$8,795	$26,152	$1,849	$15,001	$8,103	$24,953

Loans by impairment methodology
Asset-specific(b)	$3,377	$—		$4,191	$7,568	$2,895	$—	$4,519	$7,414
Portfolio-based	363,751	249,876		842,613	1,456,240	368,960	232,943	736,156	1,338,059
Total retained loans	$367,128	$249,876		$846,804	$1,463,808	$371,855	$232,943	$740,675	$1,345,473
Collateral-dependent loans
Net charge-offs	$2	$—		$117	$119	$(5)	$—	$108	$103
Loans measured at fair value of collateral less cost to sell	3,377	—		1,812	5,189	2,754	—	1,763	4,517
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$160	$160	$—	$—	$167	$167
Portfolio-based	75	2,200	(e)	2,716	4,991	83	—	2,682	2,765
Total allowance for lending-related commitments(c)	$75	$2,200		$2,876	$5,151	$83	$—	$2,849	$2,932
Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$799	$799	$—	$—	$922	$922
Portfolio-based(d)	24,397	24,874	(f)	574,599	623,870	26,390	321	534,556	561,267
Total lending-related commitments	$24,397	$24,874		$575,398	$624,669	$26,390	$321	$535,478	$562,189
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
(a)At June 30, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $165 million and $288 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.

(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At June 30, 2026 and 2025, lending-related commitments excluded $24.7 billion and $20.7 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.2 trillion and $1.0 trillion, respectively, for the credit card portfolio segment; and $47.4 billion and $24.2 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Represents the impact of the Apple Card transaction.
(f)Included approximately $24 billion related to the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2026 was $31.5 billion, reflecting a net addition of $303 million from December 31, 2025.
The net addition to the allowance for credit losses included:
• $473 million in wholesale, driven by a net increase in the loan portfolio and changes in the credit quality of certain exposures, partially offset by a reduction in the allowance with respect to certain accounts receivable and an update to loss assumptions on certain loans in Markets, and
•a net reduction of $128 million in consumer, predominantly driven by improvements in home prices in the first quarter of 2026.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the second quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.1% lower than the central case at the end of the fourth quarter of 2027.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at June 30, 2026
	4Q26	2Q27	4Q27
U.S. unemployment rate(a)	4.2%	4.1%	4.1%
YoY growth in U.S. real GDP(b)	1.7%	1.9%	2.0%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	161
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	161-163
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	161-163
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	163
	Municipal bond vehicles	Financing of municipal bond investments	163
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 164-165 of this Note for more information on the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to page 167 of this Note for information on the securitization-related loan delinquencies and liquidation losses.

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2026 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$86,950	$518	$59,122	$759	$1,781	$1,377	$3,917
Subprime	17,222	—	10,402	1,669	10	—	1,679
Commercial and other(b)	225,166	139	152,310	897	5,083	882	6,862
Total	$329,338	$657	$221,834	$3,325	$6,874	$2,259	$12,458

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$83,442	$548	$58,525	$707	$1,799	$1,526	$4,032
Subprime	10,690	—	2,766	100	12	—	112
Commercial and other(b)	212,555	170	138,986	1,222	5,285	823	7,330
Total	$306,687	$718	$200,277	$2,029	$7,096	$2,349	$11,474
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $303 million and $188 million at June 30, 2026 and December 31, 2025, respectively, and subordinated securities of $62 million and $56 million at June 30, 2026 and December 31, 2025, respectively, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At June 30, 2026 and December 31, 2025, 76% and 74%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.3 billion and $3.5 billion of investment-grade retained interests at June 30, 2026 and December 31, 2025, respectively, and $649 million and $525 million of noninvestment-grade retained interests at June 30, 2026 and December 31, 2025, respectively. The retained interests in commercial and other securitization trusts consisted of $5.6 billion and $6.2 billion of investment-grade retained interests at June 30, 2026 and December 31, 2025, respectively, and $1.2 billion and $1.1 billion of noninvestment-grade retained interests at June 30, 2026 and December 31, 2025, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Transfers of securities to VIEs
U.S. GSEs and government agencies	$1,643	$4,708	$7,245	$10,198
In addition, during the three and six months ended June 30, 2026, the Firm transferred $795 million and $1.7 billion, respectively, of private-label securities to re-securitization VIEs. The Firm did not transfer any private-label securities to re-securitization VIEs during the three and six months ended June 30, 2025, and retained interests in any such Firm-sponsored VIEs as of June 30, 2026 and December 31, 2025 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2026	December 31, 2025
U.S. GSEs and government agencies
Interest in VIEs	$2,529	$2,558
As of June 30, 2026 and December 31, 2025, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of June 30, 2026, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2025, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.1 billion and $2.2 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2026 and December 31, 2025, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.0 billion and $9.9 billion at June 30, 2026 and December 31, 2025, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2026 and December 31, 2025.

	Assets					Liabilities
June 30, 2026 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,127		$183	$12,310	$7,075	$16	$7,091
Firm-administered multi-seller conduits	1	19,371		124	19,496	17,863	24	17,887
Municipal bond vehicles	3,848	—		46	3,894	4,417	23	4,440
Mortgage securitization entities(a)	2	534		6	542	99	38	137
Other	2,243	2,146	(b)	375	4,764	20	712	732
Total	$6,094	$34,178		$734	$41,006	$29,474	$813	$30,287

	Assets					Liabilities
December 31, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,872		$170	$13,042	$5,884	$11	$5,895
Firm-administered multi-seller conduits	—	20,140		115	20,255	18,174	24	18,198
Municipal bond vehicles	3,367	—		29	3,396	3,760	17	3,777
Mortgage securitization entities(a)	2	566		9	577	105	40	145
Other	1,466	4,199	(b)	360	6,025	28	599	627
Total	$4,835	$37,777		$683	$43,295	$27,951	$691	$28,642
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $7.2 billion and $6.0 billion at June 30, 2026 and December 31, 2025, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At June 30, 2026 and December 31, 2025, the maximum loss exposure, represented by equity investments and funding commitments, was $39.0 billion and $38.1 billion, of which $17.3 billion and $16.4 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 for more information on off-balance sheet lending-related commitments.

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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	As of or for the three months ended June 30,		As of or for the six months ended June 30,
	2026	2025	2026	2025
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$33,198	$31,833	$33,198	$31,833
Tax credits and other tax benefits(b)	1,739	1,441	3,232	2,799
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,520)	(1,048)	(2,622)	(2,030)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	34	48	85	79
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Additionally, the Firm recognized $267 million and $281 million for the three months ended June 30, 2026 and 2025, respectively, and $544 million and $560 million for the six months ended June 30, 2026 and 2025, respectively, of income tax credits along with $(297) million and $(349) million for the three months ended June 30, 2026 and 2025, respectively, and $(603) million and $(690) million for the six months ended June 30, 2026 and 2025, respectively, of amortization losses from investments in programs for which the Firm elected proportional amortization but the investments did not meet certain eligibility criteria. Those amounts were recorded on a net basis in Other income on the Consolidated statements of income and in Operating activities on the Consolidated statements of cash flows.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at both June 30, 2026 and December 31, 2025 was $7.7 billion. The fair value of assets held by such VIEs at both June 30, 2026 and December 31, 2025 was $10.5 billion.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2026 and 2025, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$6,490	$5,931	$6,430	$2,006	$19,106	$10,492	$10,954	$4,840
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$6,699	$5,758	$6,539	$2,014	$20,157	$10,218	$11,204	$4,863
Servicing fees collected	10	9	9	10	19	18	17	21
Cash flows received on interests	409	153	184	147	680	348	304	426
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Carrying value of loans sold	$11,573	$5,900	$19,897	$14,514
Proceeds received from loan sales as cash	1,194	140	1,296	778
Proceeds from loan sales as securities(a)(b)	10,203	5,693	18,294	13,586
Total proceeds received from loan sales(c)	$11,397	$5,833	$19,590	$14,364
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2026 and December 31, 2025. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	June 30, 2026	December 31, 2025
Loans repurchased or option to repurchase(a)	$439	$856
Real estate owned	2	2
Foreclosed government-guaranteed residential mortgage loans(b)	9	9
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2026 and December 31, 2025. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$59,122	$58,525	$619	$654	$1	$2	$9	$5
Subprime	10,402	2,766	112	92	1	(1)	1	—
Commercial and other	152,310	138,986	5,503	4,487	38	61	81	121
Total loans securitized	$221,834	$200,277	$6,234	$5,233	$40	$62	$91	$126

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	June 30, 2026	December 31, 2025
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,253	11,259
Asset & Wealth Management	8,630	8,634
Corporate	712	722
Total goodwill	$52,711	$52,731
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$52,706	$52,621	$52,731	$52,565
Changes during the period from:
Other(a)	5	126	(20)	182
Balance at June 30,	$52,711	$52,747	$52,711	$52,747
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
As of June 30, 2026, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of June 30, 2026 or December 31, 2025.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2026 and 2025.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2026	2025	2026	2025
Fair value at beginning of period	$9,093	$9,127	$9,167	$9,121
MSR activity:
Originations of MSRs	200	84	346	195
Purchase of MSRs(a)	19	1	29	280
Disposition of MSRs	2	3	4	7
Net additions/(dispositions)	221	88	379	482
Changes due to collection/realization of expected cash flows	(264)	(272)	(534)	(533)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	82	59	138	(41)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	—	—	1
Discount rates	—	(1)	—	(1)
Prepayment model changes and other(c)	24	(5)	6	(33)
Total changes in valuation due to other inputs and assumptions	24	(6)	6	(33)
Total changes in valuation due to inputs and assumptions	106	53	144	(74)
Fair value at June 30,	$9,156	$8,996	$9,156	$8,996
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30,	$106	$53	$144	$(74)
Contractual service fees, late fees and other ancillary fees included in income	404	412	814	814
Third-party mortgage loans serviced at June 30, (in billions)	661	658	661	658
Servicer advances, net of an allowance for uncollectible amounts, at June 30(d)	400	440	400	440
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
CCB mortgage fees and related income
Production revenue	$147	$151	$325	$261

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	403	420	812	824
Changes in MSR asset fair value due to collection/realization of expected cash flows	(264)	(271)	(533)	(531)
Total operating revenue	139	149	279	293
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	82	59	138	(41)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	24	(6)	6	(33)
Changes in derivative fair value and other	(67)	(6)	(120)	130
Total risk management	39	47	24	56
Total net mortgage servicing revenue	178	196	303	349
Total CCB mortgage fees and related income	325	347	628	610
All other	11	16	17	31
Mortgage fees and related income	$336	$363	$645	$641
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2026 and December 31, 2025, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2026	Dec 31, 2025
Weighted-average prepayment speed assumption (constant prepayment rate)	6.74%	6.77%
Impact on fair value of 10% adverse change	$(173)	$(181)
Impact on fair value of 20% adverse change	(338)	(353)
Weighted-average option adjusted spread(a)	6.03%	6.14%
Impact on fair value of a 100 basis point adverse change	$(383)	$(394)
Impact on fair value of a 200 basis point adverse change	(736)	(757)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2025 Form 10-K for further information on deposits.
As of June 30, 2026 and December 31, 2025, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	June 30, 2026	December 31, 2025
U.S. offices
Noninterest-bearing (included $20,641 and $16,610 at fair value)(a)	$625,874	$583,342
Interest-bearing (included $2,240 and $1,085 at fair value)(a)	1,500,791	1,452,729
Total deposits in U.S. offices	2,126,665	2,036,071
Non-U.S. offices
Noninterest-bearing (included $3,141 and $3,099 at fair value)(a)	42,044	37,057
Interest-bearing (included $207 and $136 at fair value)(a)	544,991	486,192
Total deposits in non-U.S. offices	587,035	523,249
Total deposits	$2,713,700	$2,559,320
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of June 30, 2026 and December 31, 2025, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	June 30, 2026	December 31, 2025
U.S. offices	$163,065	$155,114
Non-U.S. offices(a)	91,666	89,085
Total	$254,731	$244,199
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of June 30, 2026, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending June 30 were as follows:

June 30, (in millions)	U.S.	Non-U.S.	Total
2027	$232,157	$88,420	$320,577
2028	867	—	867
2029	538	5	543
2030	427	—	427
2031	517	—	517
After 5 years	523	100	623
Total	$235,029	$88,525	$323,554
Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2025 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2026, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	June 30, 2026	December 31, 2025
Right-of-use assets	$9,054	$8,901
Lease liabilities	9,474	9,337
The Firm’s net rental expense was $604 million and $579 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 billion for each of the six months ended June 30, 2026 and 2025.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease income	$1,207	$901	$2,360	$1,730
Depreciation expense	698	583	1,459	1,088

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2025 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of June 30, 2026 and December 31, 2025, and the quarterly dividend declarations for the three and six months ended June 30, 2026 and 2025.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at June 30, 2026	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Issue date				Three months ended June 30,				Six months ended June 30,
									2026		2025		2026		2025
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75		$143.75		$287.50		$287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00		150.00		300.00		300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75		118.75		237.50		237.50
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75		113.75		227.50		227.50
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63		115.63		231.26		231.26
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00		105.00		210.00		210.00
Fixed-to-floating rate:
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	169.85		181.89		328.87		354.25
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	162.71		178.02	(d)	321.08		278.02	(d)
Series KK	—	200,000	—	2,000	5/12/2021	—	6/1/2026	CMT + 2.85	91.25		91.25		182.50		182.50
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88		171.88		343.76		343.76
Series OO	300,000	300,000	2,995	2,995	2/4/2025	6.500	4/1/2030	CMT + 2.152	162.50		162.50		325.00		265.42	(e)
Series PP	300,000	NA	2,995	NA	5/7/2026	6.100	7/1/2031	CMT + 2.08	91.50	(e)	NA		91.50	(e)	NA
Total preferred stock	2,105,375	2,005,375	$21,040	$20,045
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
(e)The initial dividend declared was prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $21.2 billion at June 30, 2026.
Issuances
On May 7, 2026, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series PP.
On February 4, 2025, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series OO.
Redemptions
On June 1, 2026, the Firm redeemed all $2.0 billion of its fixed-rate reset non-cumulative preferred stock, Series KK.

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2025 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic earnings per share
Net income	$21,155	$14,987	$37,649	$29,630
Less: Preferred stock dividends	308	282	584	537
Net income applicable to common equity	20,847	14,705	37,065	29,093
Less: Dividends and undistributed earnings allocated to participating securities	95	75	164	145
Net income applicable to common stockholders	$20,752	$14,630	$36,901	$28,948

Total weighted-average basic shares outstanding	2,689.9	2,788.7	2,703.1	2,804.0
Net income per share	$7.71	$5.25	$13.65	$10.32

Diluted earnings per share
Net income applicable to common stockholders	$20,752	$14,630	$36,901	$28,948
Total weighted-average basic shares outstanding	2,689.9	2,788.7	2,703.1	2,804.0
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.3	5.0	4.1	4.9
Total weighted-average diluted shares outstanding	2,694.2	2,793.7	2,707.2	2,809.0
Net income per share	$7.70	$5.24	$13.63	$10.31

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

As of or for the three months ended June 30, 2026 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2026	$(2,662)		$(902)	$(116)	$(2,327)	$(558)	$(124)	$(6,689)
Net change	320		(21)	(9)	(948)	37	(383)	(1,004)
Balance at June 30, 2026	$(2,342)	(a)	$(923)	$(125)	$(3,275)	$(521)	$(507)	$(7,693)

As of or for the three months ended June 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2025	$(2,877)		$(1,585)	$(193)	$(3,140)	$(1,157)	$(159)	$(9,111)
Net change	(188)		868	(8)	1,529	(28)	(305)	1,868
Balance at June 30, 2025	$(3,065)	(a)	$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)

As of or for the six months ended June 30, 2026 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2026	$(261)		$(735)	$(157)	$(1,426)	$(562)	$(1,149)	$(4,290)
Net change	(2,081)		(188)	32	(1,849)	41	642	(3,403)
Balance at June 30, 2026	$(2,342)	(a)	$(923)	$(125)	$(3,275)	$(521)	$(507)	$(7,693)

As of or for the six months ended June 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	765		1,357	20	3,203	(44)	(88)	5,213
Balance at June 30, 2025	$(3,065)	(a)	$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)
(a)Included after-tax net unamortized unrealized losses of $(342) million and $(625) million as of June 30, 2026 and 2025, respectively, related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2026			2025
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$28	$(7)	$21	$(301)	$72	$(229)
Reclassification adjustment for realized (gains)/losses included in net income(a)	395	(96)	299	54	(13)	41
Net change	423	(103)	320	(247)	59	(188)
Translation adjustments:(b)
Translation	(47)	(16)	(63)	4,231	(173)	4,058
Hedges	57	(15)	42	(4,213)	1,023	(3,190)
Net change	10	(31)	(21)	18	850	868
Fair value hedges, net change(c)	(12)	3	(9)	(10)	2	(8)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,716)	417	(1,299)	1,422	(344)	1,078
Reclassification adjustment for realized (gains)/losses included in net income(d)	463	(112)	351	592	(141)	451
Net change	(1,253)	305	(948)	2,014	(485)	1,529
Defined benefit pension and OPEB plans, net change	51	(14)	37	(36)	8	(28)
DVA on fair value option elected liabilities, net change	(508)	125	(383)	(401)	96	(305)
Total other comprehensive income/(loss)	$(1,289)	$285	$(1,004)	$1,338	$530	$1,868

	2026			2025
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(3,079)	$747	$(2,332)	$919	$(223)	$696
Reclassification adjustment for realized (gains)/losses included in net income(a)	331	(80)	251	91	(22)	69
Net change	(2,748)	667	(2,081)	1,010	(245)	765
Translation adjustments:(b)
Translation	(1,119)	82	(1,037)	6,442	(278)	6,164
Hedges	1,122	(273)	849	(6,347)	1,540	(4,807)
Net change	3	(191)	(188)	95	1,262	1,357
Fair value hedges, net change(c)	43	(11)	32	27	(7)	20
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(3,275)	796	(2,479)	3,009	(727)	2,282
Reclassification adjustment for realized (gains)/losses included in net income(d)	832	(202)	630	1,213	(292)	921
Net change	(2,443)	594	(1,849)	4,222	(1,019)	3,203
Defined benefit pension and OPEB plans, net change	58	(17)	41	(55)	11	(44)
DVA on fair value option elected liabilities, net change	853	(211)	642	(115)	27	(88)
Total other comprehensive income/(loss)	$(4,234)	$831	$(3,403)	$5,184	$29	$5,213
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The net amounts reclassified during the three and six months ended June 30, 2026 were not material. There were no sales or liquidations of legal entities that resulted in reclassifications for the three and six months ended June 30, 2025.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2026	December 31, 2025
Segregated for the benefit of securities and cleared derivative customers	$14.2	$19.4
Cash reserves at non-U.S. central banks and held for other general purposes	9.5	9.6
Total restricted cash(a)	$23.7	$29.0
(a)Comprises $22.5 billion and $27.8 billion in deposits with banks, and $1.2 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Also, as of June 30, 2026 and December 31, 2025, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $52.3 billion and $44.9 billion, respectively.
•Securities with a fair value of $36.4 billion and $40.8 billion, respectively, in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2026 and December 31, 2025.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of June 30, 2026 and December 31, 2025.

	Capital ratio requirements(b)		Well-capitalized ratios
	BHC	IDI	BHC(c)	IDI
Leverage-based capital ratios
Tier 1 leverage	4.0%	4.0%	NA	5.0%
SLR(a)	4.3	4.0	NA	4.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and JPMorgan Chase Bank, N.A. are subject.
(a)The current requirements reflect the eSLR final rule which the Firm early adopted effective January 1, 2026. For the year ended December 31, 2025, the SLR requirements were 5.0% and 6.0% for BHC and JPMorgan Chase Bank, N.A., respectively, with minimum SLR requirement of 3.0% and supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and JPMorgan Chase Bank, N.A., respectively.
(b)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 1.25% and 1.0% for BHC and JPMorgan Chase Bank, N.A., respectively.
(c)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

The following tables present risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of June 30, 2026 and December 31, 2025, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2026 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$302,619	$302,585	$302,619	$302,585
Tier 1 capital	322,720	302,589	322,720	302,589
Total capital	362,723	326,427	346,248	310,358
Risk-weighted assets	2,132,428	2,013,591	2,123,862	1,881,276
CET1 capital ratio	14.2%	15.0%	14.2%	16.1%
Tier 1 capital ratio	15.1	15.0	15.2	16.1
Total capital ratio	17.0	16.2	16.3	16.5

December 31, 2025 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$288,469	$294,804	$288,469		$294,804
Tier 1 capital	307,630	294,807	307,630		294,807
Total capital	343,843	317,684	328,962	(a)	302,732	(a)
Risk-weighted assets	1,981,692	1,928,039	2,045,249	(a)	1,864,923	(a)
CET1 capital ratio	14.6%	15.3%	14.1%		15.8%
Tier 1 capital ratio	15.5	15.3	15.0		15.8
Total capital ratio	17.4	16.5	16.1		16.2
(a)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	June 30, 2026		December 31, 2025
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:
Adjusted average assets(a)	$4,921,814	$4,037,380	$4,472,394	$3,766,709
Tier 1 leverage ratio	6.6%	7.5%	6.9%	7.8%
Total leverage exposure	$5,844,422	$4,923,661	$5,302,001	$4,571,728
SLR	5.5%	6.1%	5.8%	6.4%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2026 and December 31, 2025. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can generally reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount								Carrying value(i)(j)
	June 30, 2026						Dec 31, 2025		Jun 30, 2026		Dec 31, 2025
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years		Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$19,183	$4,869		$3,226	$5,885	$33,163	$28,998		$293		$327
Auto and other	11,984	4		7	3,958	15,953	14,589		10		10
Total consumer, excluding credit card	31,167	4,873		3,233	9,843	49,116	43,587		303		337
Credit card(b)	1,118,256	106,175	(h)	—	—	1,224,431	1,177,766	(h)	2,200	(k)	2,200	(k)
Total consumer(c)	1,149,423	111,048		3,233	9,843	1,273,547	1,221,353		2,503		2,537
Wholesale:
Other unfunded commitments to extend credit(d)	135,675	190,403		227,905	31,137	585,120	561,506		3,021		3,112
Standby letters of credit and other financial guarantees(d)	19,049	8,227		4,998	660	32,934	29,919		666		616
Other letters of credit(d)	3,884	312		74	442	4,712	4,529		15		13
Total wholesale(c)	158,608	198,942		232,977	32,239	622,766	595,954		3,702		3,741
Total lending-related	$1,308,031	$309,990		$236,210	$42,082	$1,896,313	$1,817,307		$6,205		$6,278
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$470,285	$—		$—	$—	$470,285	$405,910		$—		$—
Derivatives qualifying as guarantees	5,233	519		9,336	37,801	52,889	49,031		212		(12)
Unsettled resale and securities borrowed agreements	127,737	35		—	—	127,772	137,072		4		—
Unsettled repurchase and securities loaned agreements	108,941	572		—	—	109,513	52,895		—		—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA		NA	NA	NA	NA		36		37
Loans sold with recourse	NA	NA		NA	NA	2,236	2,015		19		19
Exchange & clearing house guarantees and commitments(f)	316,489	NA		NA	NA	316,489	433,537		—		—
Other guarantees and commitments(g)	16,666	5,220		275	6,237	28,398	13,238		12		15
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of June 30, 2026 and December 31, 2025, reflected the contractual amount net of risk participations totaling $116 million and $181 million, respectively, for other unfunded commitments to extend credit; $12.0 billion and $9.2 billion, respectively, for standby letters of credit and other financial guarantees; $765 million and $514 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of June 30, 2026 and December 31, 2025, collateral held by the Firm in support of securities lending indemnification agreements was $500.7 billion and $431.9 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of June 30, 2026 and December 31, 2025, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of June 30, 2026 and December 31, 2025, primarily includes unfunded commitments and tax credit indemnities related to certain tax-oriented investments, unfunded commitments to purchase secondary market loans, and equity investment commitments.
(h)As of June 30, 2026 and December 31, 2025, included approximately $106 billion and $104 billion, respectively, related to the Apple Card transaction. Refer to Note 28 of the Firm's 2025 Form 10-K for additional information.
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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2026 and December 31, 2025.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2026		December 31, 2025
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$22,762	$3,207	$20,535	$3,187
Noninvestment-grade(a)	10,172	1,505	9,384	1,342
Total contractual amount	$32,934	$4,712	$29,919	$4,529

Allowance for lending-related commitments	$206	$15	$175	$13
Guarantee liability	460	—	441	—
Total carrying value	$666	$15	$616	$13
Commitments with collateral	$18,882	$423	$16,969	$540
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2026 and December 31, 2025.

(in millions)	June 30, 2026	December 31, 2025
Notional amounts
Derivative guarantees	$52,889	$49,031
Stable value contracts with contractually limited exposure	35,673	35,462
Maximum exposure of stable value contracts with contractually limited exposure	792	1,312
Fair value
Derivative guarantees	212	(12)
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	June 30, 2026	December 31, 2025
Assets that may be sold or repledged or otherwise used by secured parties	$296.1	$185.6
Assets that may not be sold or repledged or otherwise used by secured parties	470.0	410.9
Assets pledged at Federal Reserve banks and FHLBs	730.6	737.1
Total pledged assets	$1,496.7	$1,333.6
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2026	December 31, 2025
Collateral permitted to be sold or repledged, delivered, or otherwise used	$2,181.4	$1,771.0
Collateral sold, repledged, delivered or otherwise used	1,741.8	1,426.4

Note 24 – Litigation
Contingencies
As of June 30, 2026, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. These range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business in several geographies and varied claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm estimates the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at June 30, 2026. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Cash Sweep Related Matters. Putative class actions have been filed against the Firm relating to interest rates paid to non-managed brokerage clients in the Firm’s cash sweep program. The matters have been consolidated in the United States District Court for the Southern District of New York. In February 2026, the District Court issued a ruling granting, in part, and denying, in part, the Firm’s motion to dismiss, leaving express and implied breach of contract claims. In June 2026, the plaintiffs filed a motion to certify the consolidated matter as a class action. In addition, certain state securities regulators have requested information related to the Firm’s cash sweep program.
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
In September 2018, the parties settled the class action seeking monetary relief. A separate class action seeking injunctive relief continues. In June 2024, the District Court for the Eastern District of New York denied preliminary approval of a settlement of the injunctive class action in which Visa and Mastercard agreed to certain changes to their respective network rules and system-wide reductions in interchange rates for U.S.-based merchants. In June 2026, the District Court granted preliminary approval of a superseding and amended class settlement between those parties, and has set a hearing on final approval of that settlement in November 2026.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. Under U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $116 million and $118 million for the three months ended June 30, 2026 and 2025, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2026 and 2025, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm
(and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Commercial & Investment Bank				Asset & Wealth Management
	2026	2025		2026		2025		2026	2025
Noninterest revenue	$5,180	$4,452		$16,954		$13,792		$5,042	$4,073
Net interest income	15,092	14,395		7,899		5,743		1,809	1,687
Total net revenue	20,272	18,847		24,853		19,535		6,851	5,760
Provision for credit losses	2,156	2,082		356		696		13	46
Compensation expense(b)	4,682	4,260	(f)	5,544		4,815	(f)	2,322	2,083	(f)
Noncompensation expense(c)(d)	6,426	5,598	(f)	5,846		4,826	(f)	1,885	1,650	(f)
Total noninterest expense	11,108	9,858		11,390		9,641		4,207	3,733
Income/(loss) before income tax expense/(benefit)	7,008	6,907		13,107		9,198		2,631	1,981
Income tax expense/(benefit)	1,697	1,738		3,429		2,548		674	508
Net income	$5,311	$5,169		$9,678		$6,650		$1,957	$1,473
Average equity	$61,500	$56,000		$172,198	(g)	$149,500		$16,000	$16,000
Total assets	672,612	652,379		2,709,357		2,260,825		323,243	268,966
ROE	34%	36%		22%		17%		48%	36%
Overhead ratio	55	52		46		49		61	65

As of or for the three months ended June 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2026		2025		2026	2025	2026	2025
Noninterest revenue	$5,224	(e)	$49		$(564)	$(663)	$31,836	$21,703
Net interest income	822		1,489		(111)	(105)	25,511	23,209
Total net revenue	6,046		1,538		(675)	(768)	57,347	44,912
Provision for credit losses	(10)		25		—	—	2,515	2,849
Total noninterest expense(d)	611		547	(f)	—	—	27,316	23,779
Income/(loss) before income tax expense/(benefit)	5,445		966		(675)	(768)	27,516	18,284
Income tax expense/(benefit)	1,236		(729)		(675)	(768)	6,361	3,297
Net income	$4,209		$1,695		$—	$—	$21,155	$14,987
Average equity	$93,448		$108,297		NA	NA	$343,146	$329,797
Total assets	1,309,857		1,370,312		NA	NA	5,015,069	4,552,482
ROE	NM		NM		NM	NM	24%	18%
Overhead ratio	NM		NM		NM	NM	48	53

As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking			Commercial & Investment Bank				Asset & Wealth Management
	2026	2025		2026		2025		2026	2025
Noninterest revenue	$10,010	$8,623		$32,344		$27,614		$9,690	$8,066
Net interest income	29,830	28,537		15,888		11,587		3,535	3,425
Total net revenue	39,840	37,160		48,232		39,201		13,225	11,491
Provision for credit losses	4,206	4,711		838		1,401		(11)	36
Compensation expense(b)	9,304	8,635	(f)	11,284		9,942	(f)	4,661	4,150	(f)
Noncompensation expense(c)(d)	12,783	11,080	(f)	11,242		9,541	(f)	3,713	3,296	(f)
Total noninterest expense	22,087	19,715		22,526		19,483		8,374	7,446
Income/(loss) before income tax expense/(benefit)	13,547	12,734		24,868		18,317		4,862	4,009
Income tax expense/(benefit)	3,260	3,140		6,146		4,725		1,130	953
Net income	$10,287	$9,594		$18,722		$13,592		$3,732	$3,056
Average equity	$61,500	$56,000		$169,365	(g)	$149,500		$16,000	$16,000
Total assets	672,612	652,379		2,709,357		2,260,825		323,243	268,966
ROE	33%	34%		22%		18%		46%	38%
Overhead ratio	55	53		47		50		63	65

As of or for the six months ended June 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2026		2025		2026	2025	2026	2025
Noninterest revenue	$5,413	(e)	$702		$(1,151)	$(1,265)	$56,306	$43,740
Net interest income	1,848		3,140		(224)	(207)	50,877	46,482
Total net revenue	7,261		3,842		(1,375)	(1,472)	107,183	90,222
Provision for credit losses	(11)		6		—	—	5,022	6,154
Total noninterest expense(d)	1,179		732	(f)	—	—	54,166	47,376
Income/(loss) before income tax expense/(benefit)	6,093		3,104		(1,375)	(1,472)	47,995	36,692
Income tax expense/(benefit)	1,185		(284)		(1,375)	(1,472)	10,346	7,062
Net income	$4,908		$3,388		$—	$—	$37,649	$29,630
Average equity	$95,239		$105,586		NA	NA	$342,104	$327,086
Total assets	1,309,857		1,370,312		NA	NA	5,015,069	4,552,482
ROE	NM		NM		NM	NM	22%	18%
Overhead ratio	NM		NM		NM	NM	51	53
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
(d)Certain services are provided by Corporate and used by each of the reportable business segments. The costs of these services, including compensation expense, are recorded in and allocated from Corporate to the respective reportable business segments, with the allocations recorded in noncompensation expense. For the three months ended June 30, 2026 and 2025, compensation expense allocated from Corporate to CCB was $815 million and $785 million, to CIB was $1.2 billion and $1.1 billion, and to AWM was $287 million and $272 million, respectively; and for the six months ended June 30, 2026 and 2025, the expense allocation to CCB was $1.6 billion each, to CIB was $2.4 billion and $2.3 billion, and to AWM was $587 million and $541 million, respectively.
(e)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments. Refer to Notes 2 and 5 for additional information.
(f)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.
(g)During the three months ended June 30, 2026, the capital allocated to CIB from Corporate was increased by $8.5 billion, compared with the capital allocated in the first quarter of 2026, in connection with growth in the business.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2026, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 6, 2026

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$336,127	$2,351	2.81%		$405,213	$3,395	3.36%
Federal funds sold and securities purchased under resale agreements	459,513	4,220	3.68		432,714	4,578	4.24
Securities borrowed	313,154	2,573	3.30		234,024	2,211	3.79
Trading assets – debt instruments	706,817	7,457	4.23		562,967	6,309	4.50
Taxable securities	780,472	7,206	3.70		701,196	6,679	3.82
Nontaxable securities(a)	27,421	323	4.72		26,455	314	4.76
Total investment securities	807,893	7,529	3.74	(g)	727,651	6,993	3.85	(g)
Loans	1,521,295	24,593	6.48		1,380,726	23,102	6.71
All other interest-earning assets(b)(c)	143,155	2,012	5.64		102,687	1,758	6.87
Total interest-earning assets	4,287,954	50,735	4.75		3,845,982	48,346	5.04
Allowance for loan losses	(25,877)				(25,106)
Cash and due from banks	24,433				22,768
Trading assets – equity and other instruments	287,124				239,996
Trading assets – derivative receivables	74,352				57,601
Goodwill, MSRs and other intangible Assets	64,326				64,553
All other noninterest-earning assets	264,776				231,824
Total assets	$4,977,088				$4,437,618
Liabilities
Interest-bearing deposits	$2,047,761	$10,761	2.11%		$1,902,337	$11,401	2.40%
Federal funds purchased and securities loaned or sold under repurchase agreements	725,804	6,676	3.69		558,043	5,965	4.29
Short-term borrowings	54,013	518	3.84		55,059	607	4.42
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	349,693	2,415	2.77		300,126	2,278	3.04
Beneficial interests issued by consolidated VIEs	28,065	275	3.93		26,185	297	4.55
Long-term debt	372,504	4,468	4.81		348,372	4,484	5.16
Total interest-bearing liabilities	3,577,840	25,113	2.82		3,190,122	25,032	3.15
Noninterest-bearing deposits	637,817				602,777
Trading liabilities – equity and other instruments(e)	67,958				44,159
Trading liabilities – derivative payables	64,622				40,865
All other liabilities, including the allowance for lending-related commitments	264,509				209,853
Total liabilities	4,612,746				4,087,776
Stockholders’ equity
Preferred stock	21,196				20,045
Common stockholders’ equity	343,146				329,797
Total stockholders’ equity	364,342				349,842
Total liabilities and stockholders’ equity	$4,977,088				$4,437,618
Interest rate spread			1.93%				1.89%
Net interest income and net yield on interest-earning assets		$25,622	2.40			$23,314	2.43

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2026				Six months ended June 30, 2025
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$324,572	$4,668	2.90%		$425,516	$7,534	3.57%
Federal funds sold and securities purchased under resale agreements	448,775	8,405	3.78		405,507	8,794	4.37
Securities borrowed	299,995	4,941	3.32		237,494	4,518	3.84
Trading assets – debt instruments	694,650	14,690	4.26		529,242	11,877	4.53
Taxable securities	777,351	14,181	3.68		669,831	12,671	3.81
Nontaxable securities(a)	27,743	652	4.74		26,653	624	4.72
Total investment securities	805,094	14,833	3.72	(g)	696,484	13,295	3.85	(g)
Loans	1,503,817	48,671	6.53		1,360,173	45,573	6.76
All other interest-earning assets(b)(c)	135,363	3,831	5.71		103,258	3,710	7.25
Total interest-earning assets	4,212,266	100,039	4.79		3,757,674	95,301	5.11
Allowance for loan losses	(25,797)				(24,724)
Cash and due from banks	23,995				22,659
Trading assets – equity and other instruments	264,342				232,772
Trading assets – derivative receivables	71,357				58,345
Goodwill, MSRs and other intangible Assets	64,321				64,495
All other noninterest-earning assets	258,032				225,803
Total assets	$4,868,516				$4,337,024
Liabilities
Interest-bearing deposits	$2,019,830	$21,045	2.10%		$1,872,777	$22,478	2.42%
Federal funds purchased and securities loaned or sold under repurchase agreements	691,998	12,821	3.74		511,880	11,154	4.39
Short-term borrowings	54,737	1,043	3.84		52,190	1,142	4.41
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	337,197	4,678	2.80		294,166	4,369	3.00
Beneficial interests issued by consolidated VIEs	27,793	541	3.92		25,981	593	4.60
Long-term debt	370,005	8,810	4.80		346,668	8,876	5.16
Total interest-bearing liabilities	3,501,560	48,938	2.82		3,103,662	48,612	3.16
Noninterest-bearing deposits	624,630				595,140
Trading liabilities – equity and other instruments(e)	62,520				40,933
Trading liabilities – derivative payables	59,991				40,976
All other liabilities, including the allowance for lending-related commitments	257,087				209,198
Total liabilities	4,505,788				3,989,909
Stockholders’ equity
Preferred stock	20,624				20,029
Common stockholders’ equity	342,104				327,086
Total stockholders’ equity	362,728				347,115
Total liabilities and stockholders’ equity	$4,868,516				$4,337,024
Interest rate spread			1.97%				1.95%
Net interest income and net yield on interest-earning assets		$51,101	2.45			$46,689	2.51
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
(e)The combined balance of trading liabilities – debt and equity instruments was $206.3 billion and $166.0 billion for the three months ended June 30, 2026 and 2025, respectively, and $196.7 billion and $161.7 billion for the six months ended June 30, 2026 and 2025, respectively.
(f)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(g)The annualized rate for securities based on amortized cost was 3.72% and 3.82% for the three months ended June 30, 2026 and 2025, respectively, and 3.70% and 3.82% for the six months ended June 30, 2026 and 2025, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 161 of JPMorganChase’s 2025 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2025 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9–31 of JPMorganChase’s 2025 Form 10-K and Forward-Looking Statements on page 92 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2-6 of JPMorganChase’s 2025 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 44-51 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On June 24, 2026, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2026. Through June 30, 2026, the Firm was authorized to purchase up to $50 billion of common shares under its previously-approved common share repurchase program that was announced on July 1, 2025.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2026 were as follows:

Six months ended June 30, 2026	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	27,508,883	$302.75	$8,328	$25,095
April	8,186,096	$307.83	$2,520	$22,575
May	7,908,801	303.45	2,400	20,175
June	5,651,221	315.43	1,783	18,392	(b)
Second quarter	21,746,118	$308.21	$6,703	$18,392	(b)
Year-to-date	49,255,001	$305.16	$15,031	$18,392	(b)
(a)Excludes excise tax and commissions.
(b)Represents the amount remaining under the $50 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the second quarter of 2026, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (each a "Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the second quarter of 2026. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the second quarter of 2026.

Name	Title	Adoption date	Duration(a)	Aggregate number of shares to be sold
Robin Leopold	Head of Human Resources	April 22, 2026	April 22, 2026 – December 31, 2026	5,000
(a)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

10.1	Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members, dated as of June 24, 2026.(a)

15	Letter re: Unaudited Interim Financial Information.(a)

22	Subsidiary Guarantors and Issuers of Guaranteed Securities.(a)

31.1	Certification.(a)

31.2	Certification.(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(b)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(c)
101.SCH	XBRL Taxonomy Extension Schema Document.(a)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(a)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(a)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(a)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(a)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
(a)Filed herewith.
(b)Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2026 and 2025, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2026 and December 31, 2025, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2026 and 2025, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 6, 2026