Form 10-Q
period 2026-09-30
JPMORGAN CHASE & CO
filed 2026-11-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2026	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

270 Park Avenue,
New York,	New York*	10017
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
Guarantee of Alerian MLP Index ETNs due January 28, 2044 of JPMorgan Chase Financial Company LLC	AMJB	NYSE Arca, Inc.
Guarantee of Inverse VIX Short-Term Futures ETNs due March 22, 2045 of JPMorgan Chase Financial Company LLC	VYLD	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of September 30, 2026: 2,655,609,509

*Any Issuer Notice to JPMorgan Chase & Co. under SEC Release No. 34-106402 should be delivered to the above principal executive offices with a copy to TSV.Notice@jpmchase.com.

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, employee data and where otherwise noted)						Nine months ended Sep 30,
	3Q26	2Q26	1Q26	4Q25	3Q25	2026	2025
Selected income statement data
Total net revenue	$50,172	$57,347 (e)	$49,836	$45,798	$46,427	$157,355 (e)	$136,649
Total noninterest expense	27,295	27,316	26,850	23,983	24,281	81,461	71,657
Pre-provision profit(a)	22,877	30,031	22,986	21,815	22,146	75,894	64,992
Provision for credit losses	2,743	2,515	2,507	4,655 (f)	3,403	7,765	9,557
Income before income tax expense	20,134	27,516	20,479	17,160	18,743	68,129	55,435
Income tax expense	4,829	6,361	3,985	4,135	4,350	15,175	11,412
Net income	$15,305	$21,155	$16,494	$13,025	$14,393	$52,954	$44,023

Earnings per share data
Net income: Basic	$5.58	$7.71	$5.95	$4.64	$5.08	$19.24	$15.41
Diluted	5.57	7.70	5.94	4.63	5.07	19.20	15.38
Average shares: Basic	2,678.6	2,689.9	2,716.2	2,735.3	2,762.4	2,694.9	2,790.2
Diluted	2,683.0	2,694.2	2,720.2	2,740.5	2,767.6	2,699.1	2,795.2

Market and per common share data
Market capitalization	$878,555	$870,104	$788,205	$868,793	$858,683	$878,555	$858,683
Common shares at period-end	2,655.6	2,658.2	2,679.5	2,696.2	2,722.2	2,655.6	2,722.2
Book value per share	$132.30	$133.01	$128.38	$126.99	$124.96	$132.30	$124.96
Tangible book value per share (“TBVPS”)(a)	112.64	113.35	108.87	107.56	105.70	112.64	105.70
Cash dividends declared per share	1.65	1.50	1.50	1.50	1.50	4.65	4.30

Selected ratios and metrics
Return on common equity (“ROE”)(b)	17%	24%	19%	15%	17%	20%	17%
Return on tangible common equity (“ROTCE”)(a)(b)	20	29	23	18	20	24	21
Return on assets(b)	1.21	1.70	1.41	1.14	1.26	1.44	1.34
Overhead ratio	54	48	54	52	52	52	52
Loans-to-deposits ratio	57	57	56	58	56	57	56
Firm Liquidity coverage ratio (“LCR”) (average)(c)	113	110	112	111	110	113	110
JPMorgan Chase Bank, N.A. LCR (average)(c)	119	118	120	115	117	119	117
Common equity Tier 1 (“CET1”) capital ratio – Standardized(d)	14.0	14.2	14.3	14.6	14.8	14.0	14.8
Tier 1 capital ratio – Standardized(d)	14.9	15.1	15.2	15.5	15.8	14.9	15.8
Total capital ratio – Standardized(d)	16.9	17.0	17.2	17.4	17.7	16.9	17.7
Tier 1 leverage ratio(c)	6.5	6.6	6.6	6.9	6.9	6.5	6.9
Supplementary leverage ratio (“SLR”)(c)	5.5	5.5	5.6	5.8	5.8	5.5	5.8

Selected balance sheet data (period-end)
Trading assets	$1,093,352	$1,062,072	$1,069,335	$802,873	$952,777	$1,093,352	$952,777
Investment securities, net of allowance for credit losses	821,755	804,522	821,179	777,332	783,945	821,755	783,945
Loans	1,584,641	1,542,462	1,503,520	1,493,429	1,435,246	1,584,641	1,435,246
Total assets	5,091,545	5,015,069	4,900,475	4,424,900	4,560,205	5,091,545	4,560,205
Deposits	2,780,793	2,713,700	2,675,520	2,559,320	2,548,476	2,780,793	2,548,476
Long-term debt	460,160	460,523	448,764	435,206	427,203	460,160	427,203
Common stockholders’ equity	351,328	353,558	343,993	342,393	340,167	351,328	340,167
Total stockholders’ equity	372,368	374,598	364,038	362,438	360,212	372,368	360,212
Employees	322,964	320,560	320,079	318,512	318,153	322,964	318,153

Credit quality metrics
Allowances for credit losses	$32,048	$31,531	$31,383	$31,230	$29,089	$32,048	$29,089
Allowance for loan losses to total retained loans	1.75%	1.79%	1.82%	1.83%	1.88%	1.75%	1.88%
Nonperforming assets	$9,996	$9,849	$10,049	$10,359	$10,635	$9,996	$10,635
Net charge-offs	2,204	2,366	2,316	2,514	2,593	6,886	7,335
Net charge-off rate	0.59%	0.66%	0.67%	0.72%	0.76%	0.64%	0.74%
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
(c)For the nine months ended September 30, 2026 and 2025, the percentage represents average ratios for the three months ended September 30, 2026 and 2025.
(d)At each of September 30, 2026 and June 30, 2026, the Advanced total capital ratio was more binding on the Firm than the Standardized total capital ratio. At each of March 31, 2026 and December 31, 2025, the Advanced risk-based ratios were more binding on the Firm than the Standardized risk-based ratios. Refer to Capital Risk Management on pages 45-52 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(e)Included a $4.6 billion net gain related to Visa shares in Corporate and $1.0 billion of gains on certain equity investments in Corporate and CIB, both recorded in the second quarter of 2026. Refer to Consolidated Results of Operations on pages 9-14 and Note 5 for additional information.
(f)Included $2.2 billion associated with the Apple Card transaction. Refer to Note 12 of this Form 10-Q and Note 13 of JPMorganChase’s 2025 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorganChase” or the “Firm”) for the third quarter of 2026.
This Quarterly Report on Form 10-Q for the third quarter of 2026 (“Form 10-Q”) should be read together with JPMorganChase’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 193-201 for definitions of terms and acronyms used throughout this Form 10-Q.
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
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorganChase had $5.1 trillion in assets and $372.4 billion in stockholders’ equity as of September 30, 2026. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
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
For management reporting purposes, the Firm has three reportable business segments – Consumer & Community Banking (“CCB”), Commercial & Investment Bank (“CIB”) and Asset & Wealth Management (“AWM”) – with the remaining activities in Corporate. The Firm's consumer business segment is CCB, and the Firm's wholesale business segments are CIB and AWM. Refer to Business Segment & Corporate Results on pages 21-43 and Note 25 of this Form 10-Q, and Note 32 of JPMorganChase's 2025 Form 10-K, for a description of the Firm’s reportable business segments and the products and services they provide to their respective client bases, as well as a description of Corporate activities.
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

Financial performance of JPMorganChase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Selected income statement data
Noninterest revenue	$23,136	$22,461	3%	$79,442	$66,201	20%
Net interest income	27,036	23,966	13	77,913	70,448	11
Total net revenue	50,172	46,427	8	157,355	136,649	15
Total noninterest expense	27,295	24,281	12	81,461	71,657	14
Pre-provision profit	22,877	22,146	3	75,894	64,992	17
Provision for credit losses	2,743	3,403	(19)	7,765	9,557	(19)
Net income	15,305	14,393	6	52,954	44,023	20
Diluted earnings per share	5.57	5.07	10	19.20	15.38	25
Selected ratios and metrics
Return on common equity	17%	17%		20%	17%
Return on tangible common equity	20	20		24	21
Book value per share	$132.30	$124.96	6	$132.30	$124.96	6
Tangible book value per share	112.64	105.70	7	112.64	105.70	7
Capital ratios - Standardized(a)
CET1 capital	14.0%	14.8%		14.0%	14.8%
Tier 1 capital	14.9	15.8		14.9	15.8
Total capital	16.9	17.7		16.9	17.7
Memo:
NII excluding Markets(b)	$24,726	$23,391	6	$71,683	$68,734	4
NIR excluding Markets(b)	15,861	14,785	7	53,825	42,537	27
Markets(c)	10,320	8,944	15	33,957	27,543	23
Total net revenue - managed basis	$50,907	$47,120	8%	$159,465	$138,814	15%
(a)As of September 30, 2026, the Advanced total capital ratio was more binding on the Firm than the Standardized total capital ratio. Refer to Capital Risk Management on pages 45-52 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively.
(c)Markets consists of CIB's Fixed Income Markets and Equity Markets businesses. The Firm assesses the performance of its Markets business on a total net revenue basis, as revenues in NII generally have offsets across other revenue lines, primarily principal transactions revenue.
Comparisons noted in the sections below are for the third quarter of 2026 versus the third quarter of 2025, unless otherwise specified.
Firmwide overview
For the third quarter of 2026, JPMorganChase reported net income of $15.3 billion, up 6%, with earnings per share of $5.57, ROE of 17% and ROTCE of 20%. The Firm's results included $658 million of net investment securities losses ($498 million after tax) in Treasury and CIO.
•Total net revenue was $50.2 billion, up 8%, reflecting:
–Net interest income ("NII") of $27.0 billion, up 13%, driven by higher Markets net interest income, higher deposit balances, higher balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates. NII excluding Markets was $24.7 billion, up 6%.
–Noninterest revenue ("NIR") of $23.1 billion, up 3%, driven by higher asset management fees in AWM and CCB, higher investment banking fees, higher card income, and higher auto operating lease income, predominantly offset by higher net investment securities losses in Treasury and CIO, lower Markets noninterest revenue, and losses on certain equity investments.
•Noninterest expense was $27.3 billion, up 12%, predominantly driven by higher compensation expense as a result of higher revenue-related compensation, wage inflation, and growth in the number of front office employees, as well as higher brokerage expense and distribution fees, and continued investments in technology and marketing.
•The provision for credit losses was $2.7 billion. Net charge-offs were $2.2 billion, down $389 million, driven by wholesale. The net addition to the allowance for credit losses was $539 million, primarily in wholesale.
In the prior year, the provision was $3.4 billion, net charge-offs were $2.6 billion and the net addition to the allowance for credit losses was $810 million.
•The total allowance for credit losses was $32.0 billion at September 30, 2026. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.75%, compared with 1.88% in the prior year.
Refer to Consolidated Results of Operations and Consolidated Balance Sheets Analysis on pages 9-14 and pages 15-17, respectively, for a further discussion of the Firm's results, including the provision for credit losses.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of each of these measures.
•The Firm’s nonperforming assets totaled $10.0 billion at September 30, 2026, down 6%, primarily driven by:
–lower wholesale nonaccrual loans, reflecting net portfolio activity, predominantly offset by net downgrades, and
–lower consumer nonaccrual loans, driven by the normalization of loans following the forbearances related to California wildfires that were initiated in the prior year.
Refer to Wholesale Credit Portfolio and Consumer Credit Portfolio on pages 66-74 and pages 62-65, respectively, for additional information.
•Firmwide average loans of $1.6 trillion were up 10%, predominantly driven by higher loans in CIB and AWM.
•Firmwide average deposits of $2.7 trillion were up 8%, reflecting:
–net inflows primarily in Payments,
–growth in new accounts in Corporate related to the Firm's international consumer initiatives
–growth in new accounts in CCB, and
–growth in both new accounts and balances in existing accounts in AWM.
Refer to Liquidity Risk Management on pages 53-59 for additional information.
Selected capital and other metrics
•CET1 capital was $304 billion, and the Standardized and Advanced CET1 ratios were each 14.0%.
•SLR was 5.5%.
•TBVPS grew 7%, ending the third quarter of 2026 at $112.64.
•As of September 30, 2026, the Firm had eligible end-of-period High Quality Liquid Assets (“HQLA”) of approximately $947 billion and unencumbered marketable securities with a fair value of approximately $563 billion, resulting in approximately $1.5 trillion of liquidity sources.
Refer to Capital Risk Management and Liquidity Risk Management on pages 45-52 and pages 53-59, respectively, for additional information.

Business segment highlights
Selected business metrics for each of the Firm’s lines of business ("LOB") are presented below for the third quarter of 2026.

CCB ROE 36%
•Average deposits up 4% year-over-year ("YoY"), flat quarter-over-quarter ("QoQ"); client investment assets up 15%
•Average loans up 2% YoY and 1% QoQ; Card Services net charge-off rate of 2.91%
•Debit and credit card sales volume(a) up 10%
•Active mobile customers up 7%

CIB ROE 18%
•Investment banking fees up 14% YoY, down 8% QoQ; #1 ranking for global investment banking fees with 9.2% wallet share year-to-date ("YTD")(b)
•Markets revenue up 15%, with Fixed Income Markets down 4% and Equity Markets up 49%
•Average Banking & Payments loans up 11% YoY, flat QoQ; average client deposits(c) up 10% YoY, up 1% QoQ

AWM ROE 45%	•Assets under management ("AUM") of $5.2 trillion, up 13% •Average loans up 20% YoY and 6% QoQ; average deposits up 5% YoY, down 3% QoQ
(a)Excludes Commercial Card.
(b)Source: Dealogic as of October 1, 2026.
(c)Represents client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses.
Refer to the Business Segment & Corporate Results on pages 21-43 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorganChase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2026, consisting of approximately:

$2.9 trillion	Total credit provided and capital(a) raised (including loans and commitments)

$240 billion	Credit for consumers

$27 billion	Credit for U.S. small businesses

$2.5 trillion	Credit and capital for corporations and non-U.S. government entities(b)

$79 billion	Credit and capital for nonprofit and U.S. government entities(c)
(a)Represents new and renewed credit, including loans and lending-related commitments, as well as unused amounts of advised uncommitted lines of credit where the Firm has discretion on whether to make a loan under these lines.
(b)Includes Individuals and Individual Entities primarily consisting of Global Private Bank clients within AWM. Corporations include U.S. and non-U.S. corporations.
(c)Includes states, municipalities, hospitals and universities.

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
JPMorganChase’s outlook for the fourth quarter and full year 2026 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
The Firm provided the following outlook information on October 13, 2026 in connection with announcing its results for the quarter ended September 30, 2026:

Fourth quarter 2026
•Management expects net interest income to be approximately $28 billion and net interest income excluding Markets to be approximately $25.5 billion, market dependent.
•Management expects adjusted expense to be approximately $27.5 billion, market dependent.
Full-year 2026
•Management expects net interest income to be approximately $106.2 billion and net interest income excluding Markets to be approximately $97.2 billion, market dependent.
•Management expects adjusted expense to be approximately $108.6 billion, market dependent.
•Management expects the net charge-off rate in Card Services to be approximately 3.2%.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorganChase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2026 and 2025, unless otherwise specified. Factors that relate primarily to a single business segment or Corporate are discussed in more detail in the results of that segment or Corporate. Refer to pages 86-88 of this Form 10-Q and pages 154–157 of JPMorganChase’s 2025 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.
Visa shares: On April 13, 2026, Visa Inc. commenced an exchange offer for Visa Class B-2 common shares. On May 11, 2026, Visa accepted the Firm’s tender of its 18.6 million Visa Class B-2 common shares in exchange for a combination of Visa Class B-3 common shares and Visa Class C common shares (“Visa C shares”), resulting in a $4.6 billion net gain in Corporate for the three months ended June 30, 2026. As of September 30, 2026, the Firm had sold all of its Visa C shares.
Gains on certain equity investments: The second quarter of 2026 results included $1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB. These gains represented a measurement alternative markup on an equity investment and initial gains on transition from measurement alternative to recurring fair value on certain other equity investments.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026		2025	Change
Investment banking fees	$2,960	$2,612	13%	$9,026		$7,289	24%
Principal transactions	6,516	7,109	(8)	23,510		21,872	7
Lending- and deposit-related fees	2,579	2,349	10	7,484		6,729	11
Asset management fees	5,897	5,120	15	17,070		14,626	17
Commissions and other fees	2,584	2,204	17	7,680		6,431	19
Investment securities gains/(losses)	(658)	105	NM	(989)		14	NM
Mortgage fees and related income	274	383	(28)	919		1,024	(10)
Card income	1,428	1,140	25	3,966		3,700	7
Other income(a)	1,556	1,439	8	10,776	(b)	4,516	139
Noninterest revenue	23,136	22,461	3	79,442		66,201	20
Net interest income	27,036	23,966	13	77,913		70,448	11
Total net revenue	$50,172	$46,427	8%	$157,355		$136,649	15%
(a)Included operating lease income of $1.2 billion and $990 million for the three months ended September 30, 2026 and 2025, respectively, and $3.6 billion and $2.7 billion for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 5 for additional information.
(b)Included a $4.6 billion net gain related to Visa shares and $1.0 billion of gains on certain equity investments, both recorded in the second quarter of 2026. Refer to Note 5 for additional information.
Quarterly results
Investment banking fees increased, reflecting in CIB:
•higher advisory fees driven by higher fees from deals in the Healthcare, Diversified Industries and Technology sectors, partially offset by lower fees from deals in the Financial Institutions sector,
•higher debt underwriting fees driven by higher non-investment grade loans, largely offset by lower non-investment grade bonds, and
•higher equity underwriting fees driven by higher revenue from follow-on offerings, partially offset by lower revenue from private placements.
Refer to CIB segment results on pages 28-35 and Note 5 for additional information.

Principal transactions revenue decreased, reflecting in CIB:
•lower Fixed Income Markets revenue across products,
largely offset by
•higher Equity Markets revenue predominantly driven by Equity Derivatives and Prime Finance.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Refer to CIB segment results on pages 28-35 and Note 5 for additional information.

Lending- and deposit-related fees increased, reflecting:
•in CIB, higher cash management fees in Payments, as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Refer to CCB and CIB segment results on pages 23-27 and pages 28-35, respectively, and Note 5 for additional information.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB. Refer to CCB and AWM segment results on pages 23-27 and pages 36-40, respectively, and Note 5 for additional information.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher market levels and client activity. Refer to CIB and AWM segment results on pages 28-35 and pages 36-40, respectively, and Note 5 for additional information.
Investment securities was a net loss, compared with a net gain in the prior year, associated with repositioning the investment securities portfolio in Treasury and CIO. The current quarter net loss was primarily related to sales of U.S. Treasuries. Refer to Corporate results on pages 41-43 and Note 9 for additional information.
Mortgage fees and related income decreased in Home Lending predominantly driven by lower production revenue, primarily associated with warehouse loans held-for-sale. Refer to CCB segment results on pages 23-27 and Note 14 for additional information.
Card income increased, primarily in CCB, reflecting higher annual fees. Refer to CCB segment results on pages 23-27 and Note 5 for additional information.
Other income increased, primarily reflecting:
•higher auto operating lease income in CCB due to growth in volume, predominantly offset by
•a net loss compared with a net gain in the prior year on certain equity investments in Corporate and CIB.
Refer to CCB and CIB segment and Corporate results on pages 23-27, pages 28-35 and pages 41-43, respectively, for additional information.
Net interest income increased driven by higher Markets net interest income, higher deposit balances across the LOBs and Corporate, higher revolving balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates.
The Firm’s average interest-earning assets were $4.3 trillion, up $440 billion, and the yield was 4.86%, down 19 basis points (“bps”). The net yield on these assets, on an FTE basis, was 2.48%, an increase of 3 bps. The net yield excluding Markets was 3.70%, down 3 bps.
Refer to the Consolidated average balance sheets, interest and rates schedule on pages 191-192 for additional information. Net yield excluding Markets is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for an additional discussion of net yield excluding Markets.
Year-to-date results
Investment banking fees increased, reflecting in CIB:
•higher advisory fees driven by higher fees from deals in the Diversified Industries, Healthcare, Technology, Natural Resource Group and Media & Communication sectors, partially offset by lower fees from deals in the Consumer & Retail sector,
•higher equity underwriting fees driven by higher revenue across all products, and
•higher debt underwriting fees driven by higher investment grade loans and bonds, partially offset by lower non-investment grade bonds.
Principal transactions revenue increased, reflecting the net impact in CIB of:
•higher Equity Markets revenue predominantly driven by Prime Finance and Equity Derivatives, and
•lower Fixed Income Markets revenue driven by Securitized Products, Rates, Fixed Income Financing and Currencies & Emerging Markets, partially offset by higher revenue in Credit.
Principal transactions revenue in CIB generally has offsets across other revenue lines, including net interest income. The Firm assesses the performance of its Markets business on a total net revenue basis.
Lending- and deposit-related fees increased, reflecting:
•in CIB, higher cash management fees, and higher lending-related fees, primarily loan commitment fees, both as a result of higher volume, and
•in CCB, higher deposit-related fees as a result of higher transaction volume and new accounts.
Asset management fees increased driven by higher average market levels and net inflows in AWM and CCB.
Commissions and other fees increased in CIB and AWM, predominantly due to higher brokerage commissions on higher volume and, to a lesser extent, higher custody fees as a result of higher market levels and client activity.
Investment securities was a net loss, compared with a net gain in the prior year, associated with repositioning the investment securities portfolio in Treasury and CIO. The current year net loss was primarily related to sales of U.S. GSE and government agency MBS and U.S. Treasuries.

Mortgage fees and related income decreased in Home Lending largely driven by lower production revenue, primarily associated with warehouse loans held-for-sale.
Card income increased, primarily in CCB, reflecting higher annual fees, largely offset by an increase in amortization related to new account origination costs and lower net interchange income. Net interchange income decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Other income increased, reflecting:
•the $4.6 billion net gain related to Visa shares in Corporate recorded in the second quarter of 2026,
•higher net gains on certain equity investments, including the $1.0 billion of gains recorded in the second quarter of 2026, consisting of $763 million in Corporate and $263 million in CIB,
•higher auto operating lease income in CCB due to growth in volume, and
•higher investment valuation gains in AWM,
partially offset by
•lower First Republic-related revenues primarily driven by the absence of the $588 million gain recorded in the prior year in Corporate.
Refer to Note 5 for additional information.
Net interest income increased driven by higher Markets net interest income, higher deposit balances across the LOBs and Corporate, higher revolving balances in Card Services, and higher wholesale loan balances, partially offset by the impact of lower rates.
The Firm’s average interest-earning assets were $4.3 trillion, up $450 billion, and the yield was 4.82%, down 27 bps. The net yield on these assets, on an FTE basis, was 2.46%, a decrease of 3 bps. The net yield excluding Markets was 3.69%, down 5 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Consumer, excluding credit card	$147	$167	(12)%	$302	$502	(40)%
Credit card	1,929	2,412	(20)	5,999	6,731	(11)
Total consumer	2,076	2,579	(20)	6,301	7,233	(13)
Wholesale	667	827	(19)	1,475	2,354	(37)
Investment securities	—	(3)	100	(11)	(30)	63
Total provision for credit losses	$2,743	$3,403	(19)%	$7,765	$9,557	(19)%
Quarterly results
The provision for credit losses was $2.7 billion. Net charge-offs were $2.2 billion and the net addition to the allowance for credit losses was $539 million.
The provision for credit losses included:
•$2.1 billion in consumer, reflecting net charge-offs of $2.0 billion, predominantly driven by Card Services. The net addition to the allowance for credit losses was $104 million, driven by Card Services, and
•$667 million in wholesale, predominantly driven by the impact of net increases in the loan and lending-related commitment portfolios and changes in the credit quality of certain exposures. The net addition to the allowance for credit losses was $435 million and net charge-offs were $232 million.
In the prior year, the provision was $3.4 billion, net charge-offs were $2.6 billion and the net addition to the allowance for credit losses was $810 million.
Refer to CCB, CIB and AWM segment and Corporate results on pages 23-27, pages 28-35, pages 36-40, and pages 41-43, respectively; Allowance for Credit Losses on pages 75-77; Critical Accounting Estimates Used by the Firm on pages 86-88; and Notes 11 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses was $7.8 billion. Net charge-offs were $6.9 billion and the net addition to the allowance for credit losses was $879 million.
The provision for credit losses included:
•$6.3 billion in consumer, reflecting net charge-offs of $6.3 billion, predominantly driven by Card Services. The net reduction in the allowance for credit losses was $24 million, driven by updates to certain macroeconomic variables, including improvements in home prices in the first quarter of 2026, predominantly offset by loan growth, and
•$1.5 billion in wholesale, driven by changes in the credit quality of certain exposures and the impact of net increases in the loan and lending-related commitment portfolios. The net addition to the allowance for credit losses was $914 million and net charge-offs were $561 million.
In the prior year, the provision was $9.6 billion, net charge-offs were $7.3 billion and the net addition to the allowance for credit losses was $2.2 billion.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Compensation expense	$14,772	$13,566	9%	$45,270	$41,369	9%
Noncompensation expense:
Occupancy	1,525	1,420	7	4,454	3,986	12
Technology, communications and equipment(a)	3,335	2,839	17	9,463	8,121	17
Professional and outside services	3,897	3,173	23	11,235	9,018	25
Marketing	1,917	1,480	30	5,191	4,063	28
Other expense	1,849	1,803	3	5,848	5,100	15
Total noncompensation expense	12,523	10,715	17	36,191	30,288	19
Total noninterest expense	$27,295	$24,281	12%	$81,461	$71,657	14%
Certain components of other expense(b)
FDIC-related expense	$371	$258		$1,053	$549
Operating losses	284	301		850	1,001
(a)Includes depreciation expense associated with auto operating lease assets. Refer to Note 16 for additional information.
(b)Refer to Note 5 for additional information.
Quarterly results
Compensation expense increased predominantly driven by:
•higher revenue-related compensation across the LOBs,
•the impact of wage inflation, and
•growth in the number of employees, particularly front office employees.
Noncompensation expense increased, reflecting:
•continued investments in technology across the LOBs and Corporate, and in marketing, primarily in CCB,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher FDIC-related expense, primarily in Corporate, which included the absence of an FDIC special assessment accrual release of $79 million recorded in the prior year, and
•higher occupancy expense, reflecting the impact of net additions to and improvements in the Firm’s properties, including its corporate headquarters, other corporate offices and retail branches.
Refer to Note 5 for additional information on other expense.
Year-to-date results
Compensation expense increased driven by:
•higher revenue-related compensation across the LOBs,
•the impact of wage inflation, and
•growth in the number of employees, particularly front office employees.
Noncompensation expense increased, reflecting:
•continued investments in technology across the LOBs and Corporate, and in marketing, primarily in CCB,
•higher brokerage expense in CIB and higher distribution fees in AWM,
•higher depreciation expense on higher auto operating lease assets in CCB,
•higher FDIC-related expense, primarily in Corporate, driven by the absence of FDIC special assessment accrual releases of $437 million recorded in the prior year, and
•higher occupancy expense, reflecting the impact of net additions to and improvements in the Firm’s properties, including its corporate headquarters, other corporate offices and retail branches, partially offset by
•lower operating losses largely in CCB.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Income before income tax expense	$20,134	$18,743	7%	$68,129	$55,435	23%
Income tax expense	4,829	4,350	11	15,175	11,412	33
Effective tax rate	24.0%	23.2%		22.3%	20.6%
Quarterly results
The effective tax rate increased driven by:
•the current-period tax expense related to the filing of prior-year tax returns as compared with a benefit in the prior year, and
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, largely offset by
•tax benefits related to the resolution of certain tax audits.
Year-to-date results
The effective tax rate increased driven by:
•lower tax benefits related to the resolution of certain tax audits and the impact of tax regulations, including the absence of a $774 million income tax benefit recorded in the prior year,
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and
•current-period tax expense related to the filing of prior-year tax returns as compared with a benefit in the prior year, partially offset by
•higher tax benefits related to the vesting of employee share-based awards.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2026 and December 31, 2025. Refer to pages 86-88 of this Form 10-Q and pages 154–157 of JPMorganChase’s 2025 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Balance Sheets.

Selected Consolidated balance sheets data
(in millions)	September 30, 2026	December 31, 2025	Change
Assets
Cash and due from banks	$21,259	$21,742	(2)%
Deposits with banks	305,012	321,596	(5)
Federal funds sold and securities purchased under resale agreements	461,851	336,426	37
Securities borrowed	329,862	286,191	15
Trading assets	1,093,352	802,873	36
Available-for-sale securities	547,191	507,198	8
Held-to-maturity securities	274,564	270,134	2
Investment securities, net of allowance for credit losses	821,755	777,332	6
Loans	1,584,641	1,493,429	6
Allowance for loan losses	(26,272)	(25,765)	2
Loans, net of allowance for loan losses	1,558,369	1,467,664	6
Accrued interest and accounts receivable	164,997	111,599	48
Premises and equipment	38,678	36,244	7
Goodwill, MSRs and other intangible assets	64,870	64,458	1
Other assets	231,540	198,775	16
Total assets	$5,091,545	$4,424,900	15%
Cash and due from banks and deposits with banks decreased driven by Markets activities in CIB, higher loans, and net purchases of investment securities in Treasury and CIO, predominantly offset by the impact of higher deposits, and higher long-term debt.
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
Investment securities increased due to:
•higher available-for-sale ("AFS") securities, reflecting net purchases, predominantly U.S. Treasuries, non-U.S. government debt securities, and U.S. GSE and government agency MBS, largely offset by maturities and paydowns and unrealized losses, recognized in accumulated other comprehensive income (“AOCI”); and
•higher held to-maturity (“HTM”) securities driven by purchases of U.S. Treasuries, predominantly offset by maturities and paydowns.
Refer to Corporate results on pages 41-43, Investment Portfolio Risk Management on page 78, and Notes 2 and 9 for additional information.
Loans increased as a result of:
•higher securities-based lending and custom lending in AWM due to higher client demand, and
•higher wholesale loans in CIB Banking and Markets due to higher client demand.
The allowance for loan losses increased, reflecting a net addition of $507 million, and consisted of:
•$624 million in wholesale, largely driven by the impact of a net increase in the loan portfolio and changes in the credit quality of certain exposures, and
•a net reduction of $117 million in consumer, driven by updates to certain macroeconomic variables, including improvements in home prices in the first quarter of 2026, predominantly offset by loan growth.

Refer to Consolidated Results of Operations and Credit and Investment Risk Management on pages 9-14 and pages 60-78, respectively, Critical Accounting Estimates Used by the Firm on pages 86-88, and Notes 2, 3, 11 and 12 for additional information on loans and the total allowance for credit losses.
Accrued interest and accounts receivable increased predominantly due to client-driven activities in Markets, including prime brokerage.
Premises and equipment increased, reflecting the fixed asset additions to and improvements in the Firm's properties, including its corporate headquarters, other corporate offices and retail branches. Refer to Note 16 for additional information.
Goodwill, MSRs and other intangible assets: refer to Note 14 for additional information.
Other assets increased predominantly due to a higher level of securities financing transactions, and higher cash collateral placed with central counterparties ("CCP"), both in Markets; higher equity investments, predominantly in Corporate related to the Security and Resiliency Initiative; and higher deferred tax assets.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2026	December 31, 2025	Change
Liabilities
Deposits	$2,780,793	$2,559,320	9%
Federal funds purchased and securities loaned or sold under repurchase agreements	703,392	442,396	59
Short-term borrowings	71,339	64,776	10
Trading liabilities	297,911	216,019	38
Accounts payable and other liabilities	377,354	316,794	19
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	28,228	27,951	1
Long-term debt	460,160	435,206	6
Total liabilities	4,719,177	4,062,462	16
Stockholders’ equity	372,368	362,438	3
Total liabilities and stockholders’ equity	$5,091,545	$4,424,900	15%
Deposits increased, reflecting:
•an increase in CIB due to net inflows related to client-driven activities, primarily in Payments and Securities Services,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives,
•an increase in CCB predominantly driven by growth in new accounts, and
•an increase in AWM driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, offset by continued migration into other investment products and seasonal tax outflows.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
Short-term borrowings increased primarily due to higher short-term funding and liquidity management activity in Treasury and CIO.
Refer to Liquidity Risk Management on pages 53-59 for additional information on deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and short-term borrowings;
and Notes 2 and 15 for deposits; and Note 10 for federal funds purchased and securities loaned or sold under repurchase agreements.
Trading liabilities increased due to:
•client-driven market-making activities, which resulted in higher levels of short positions, and
•higher derivative payables, primarily as a result of market movements.
Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased predominantly due to client-driven activities and the impact of a higher level of securities financing transactions in Markets, including prime brokerage.
Beneficial interests issued by consolidated VIEs: refer to Liquidity Risk Management on pages 53-59 and Notes 13 and 22 for additional information related to Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased as a result of:
•net issuances of structured notes in Markets due to client demand, and
•net issuances of long-term debt, predominantly offset by fair value hedge accounting adjustments related to higher rates in Treasury and CIO.
Refer to Liquidity Risk Management on pages 53-59 for additional information.

Stockholders’ equity increased, reflecting:
•net income,
predominantly offset by
•the impact of capital actions, including net repurchases of common shares and dividend payments on common and preferred stock, and
•higher net unrealized losses in AOCI, driven by the impact of higher interest rates on the AFS securities portfolio and cash flow hedges in Treasury and CIO.
Refer to Consolidated statements of changes in stockholders’ equity on page 95, Capital Actions on page 50, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2026 and 2025.

(in millions)	Nine months ended September 30,
	2026	2025
Net cash provided by/(used in)
Operating activities	$(203,883)	$(267,506)
Investing activities	(301,483)	(312,447)
Financing activities	491,945	393,090
Effect of exchange rate changes on cash	(3,646)	20,982
Net decrease in cash and due from banks and deposits with banks	$(17,067)	$(165,881)
Operating activities
•In 2026, cash used resulted from higher trading assets, higher accrued interest and accounts receivable, higher securities borrowed and higher other assets, partially offset by higher trading liabilities and higher accounts payable and other liabilities.
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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-17, Capital Risk Management on pages 45-52, and Liquidity Risk Management on pages 53-59, and the Consolidated Statements of Cash Flows on page 96 of this Form 10-Q, and pages 100–107 of JPMorganChase’s 2025 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2026			2025
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,556	$626	$2,182	$1,439	$588	$2,027
Total noninterest revenue	23,136	626	23,762	22,461	588	23,049
Net interest income	27,036	109	27,145	23,966	105	24,071
Total net revenue	50,172	735	50,907	46,427	693	47,120
Total noninterest expense	27,295	NA	27,295	24,281	NA	24,281
Pre-provision profit	22,877	735	23,612	22,146	693	22,839
Provision for credit losses	2,743	NA	2,743	3,403	NA	3,403
Income before income tax expense	20,134	735	20,869	18,743	693	19,436
Income tax expense	4,829	735	5,564	4,350	693	5,043
Net income	$15,305	NA	$15,305	$14,393	NA	$14,393

Overhead ratio	54%	NM	54%	52%	NM	52%

	Nine months ended September 30,
	2026			2025
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$10,776	$1,777	$12,553	$4,516	$1,853	$6,369
Total noninterest revenue	79,442	1,777	81,219	66,201	1,853	68,054
Net interest income	77,913	333	78,246	70,448	312	70,760
Total net revenue	157,355	2,110	159,465	136,649	2,165	138,814
Total noninterest expense	81,461	NA	81,461	71,657	NA	71,657
Pre-provision profit	75,894	2,110	78,004	64,992	2,165	67,157
Provision for credit losses	7,765	NA	7,765	9,557	NA	9,557
Income before income tax expense	68,129	2,110	70,239	55,435	2,165	57,600
Income tax expense	15,175	2,110	17,285	11,412	2,165	13,577
Net income	$52,954	NA	$52,954	$44,023	NA	$44,023

Overhead ratio	52%	NM	51%	52%	NM	52%
(a)For other income, recognized in CIB, and for net interest income, predominantly recognized in CIB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Net interest income – reported(a)	$27,036	$23,966	13%	$77,913	$70,448	11%
Fully taxable-equivalent adjustments	109	105	4	333	312	7
Net interest income – managed basis	$27,145	$24,071	13	$78,246	$70,760	11
Less: Markets net interest income(b)	2,419	680	256	6,563	2,026	224
Net interest income excluding Markets	$24,726	$23,391	6	$71,683	$68,734	4

Average interest-earning assets(a)	$4,336,216	$3,895,764	11	$4,254,037	$3,804,210	12
Less: Average Markets interest-earning assets(b)	1,688,170	1,404,633	20	1,658,228	1,349,670	23
Average interest-earning assets excluding Markets	$2,648,046	$2,491,131	6	$2,595,809	$2,454,540	6
Net yield on average interest-earning assets – managed basis	2.48%	2.45%		2.46%	2.49%
Net yield on average Markets interest-earning assets(b)	0.57	0.19		0.53	0.20
Net yield on average interest-earning assets excluding Markets	3.70%	3.73%		3.69%	3.74%

Noninterest revenue – reported	$23,136	$22,461	3	$79,442	$66,201	20
Fully taxable-equivalent adjustments	626	588	6	1,777	1,853	(4)
Noninterest revenue – managed basis	$23,762	$23,049	3	$81,219	$68,054	19
Less: Markets noninterest revenue(b)	7,901	8,264	(4)	27,394	25,517	7
Noninterest revenue excluding Markets	$15,861	$14,785	7	$53,825	$42,537	27

Memo: Total Markets net revenue(b)	$10,320	$8,944	15%	$33,957	$27,543	23%
(a)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(b)Refer to page 34 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2026	Dec 31, 2025	Three months ended September 30,		Nine months ended September 30,
			2026	2025	2026	2025
Common stockholders’ equity	$351,328	$342,393	$351,360	$336,335	$345,223	$330,203
Less: Goodwill	52,717	52,731	52,737	52,731	52,738	52,669
Less: Other intangible assets	2,378	2,560	2,407	2,678	2,462	2,749
Add: Certain deferred tax liabilities(a)	2,897	2,916	2,900	2,917	2,908	2,927
Tangible common equity	$299,130	$290,018	$299,116	$283,843	$292,931	$277,712

Return on tangible common equity	NA	NA	20%	20%	24%	21%
Tangible book value per share	$112.64	$107.56	NA	NA	NA	NA
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
Capital allocation
The amount of capital assigned to each LOB and Corporate is referred to as equity. At least annually, the assumptions, judgments and methodologies used to allocate capital are reassessed and, as a result, the capital allocated to the LOBs and Corporate may change. Refer to Line of business and Corporate equity on page 49, and page 96 of JPMorganChase’s 2025 Form 10-K for additional information on capital allocation.
Refer to Business Segment & Corporate Results – Description of business segment reporting methodology on pages 62–82 and Note 32 of JPMorganChase’s 2025 Form 10-K for a further discussion of those methodologies.

Segment & Corporate Results – Managed basis
The following tables summarize the Firm’s results by business segments and Corporate for the periods indicated.

Three months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Total net revenue	$21,171	$19,473	9%	$22,734	$19,878	14%	$6,909	$6,066	14%
Total noninterest expense	11,580	10,296	12	10,771	9,722	11	4,358	3,818	14
Pre-provision profit	9,591	9,177	5	11,963	10,156	18	2,551	2,248	13
Provision for credit losses	2,026	2,538	(20)	663	809	(18)	84	59	42
Net income	5,670	5,009	13%	8,247	6,901	20%	1,843	1,658	11%
Return on equity (“ROE”)	36%	35%		18%	18%		45%	40%

Three months ended September 30,	Corporate			Total
(in millions, except ratios)	2026	2025	Change	2026	2025	Change
Total net revenue	$93	$1,703	(95)%	$50,907	$47,120	8%
Total noninterest expense	586	445	32	27,295	24,281	12
Pre-provision profit/(loss)	(493)	1,258	NM	23,612	22,839	3
Provision for credit losses	(30)	(3)	NM	2,743	3,403	(19)
Net income/(loss)	(455)	825	NM	15,305	14,393	6%
ROE	NM	NM		17%	17%

Nine months ended September 30,	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
(in millions, except ratios)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Total net revenue	$61,011	$56,633	8%	$70,966	$59,079	20%	$20,134	$17,557	15%
Total noninterest expense	33,667	30,011	12	33,297	29,205	14	12,732	11,264	13
Pre-provision profit	27,344	26,622	3	37,669	29,874	26	7,402	6,293	18
Provision for credit losses	6,232	7,249	(14)	1,501	2,210	(32)	73	95	(23)
Net income	15,957	14,603	9%	26,969	20,493	32%	5,575	4,714	18%
ROE	34%	34%		20%	18%		46%	39%

Nine months ended September 30,	Corporate				Total
(in millions, except ratios)	2026		2025	Change	2026	2025	Change
Total net revenue	$7,354	(a)	$5,545	33%	$159,465	$138,814	15%
Total noninterest expense	1,765		1,177	50	81,461	71,657	14
Pre-provision profit	5,589		4,368	28	78,004	67,157	16
Provision for credit losses	(41)		3	NM	7,765	9,557	(19)
Net income	4,453		4,213	6%	52,954	44,023	20%
ROE	NM		NM		20%	17%
(a)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments, both recorded in the second quarter of 2026. Refer to Consolidated Results of Operations on pages 9-14 and Note 5 for additional information.
Refer to Note 25 for further details on total net revenue and total noninterest expense.
The following sections provide a comparative discussion of the Firm’s results by business segments and Corporate as of or for the three and nine months ended September 30, 2026 and 2025, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 65–68 of JPMorganChase's 2025 Form 10-K and Line of Business Metrics on page 200 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2026	2025		Change	2026	2025		Change
Revenue
Lending- and deposit-related fees	$1,036	$969		7%	$2,954	$2,696		10%
Asset management fees	1,469	1,189		24	4,151	3,392		22
Mortgage fees and related income	258	372		(31)	886	982		(10)
Card income	770	514		50	2,053	1,854		11
All other income(a)	1,819	1,573		16	5,318	4,316		23
Noninterest revenue	5,352	4,617		16	15,362	13,240		16
Net interest income	15,819	14,856		6	45,649	43,393		5
Total net revenue	21,171	19,473		9	61,011	56,633		8

Provision for credit losses	2,026	2,538		(20)	6,232	7,249		(14)

Noninterest expense
Compensation expense	4,715	4,357	(e)	8	14,019	12,992	(e)	8
Noncompensation expense(b)(c)	6,865	5,939	(e)	16	19,648	17,019	(e)	15
Total noninterest expense	11,580	10,296		12	33,667	30,011		12
Income before income tax expense	7,565	6,639		14	21,112	19,373		9
Income tax expense	1,895	1,630		16	5,155	4,770		8
Net income	$5,670	$5,009		13	$15,957	$14,603		9

Revenue by business
Banking & Wealth Management	$11,673	$11,040		6	$33,479	$31,992		5
Home Lending	1,217	1,260		(3)	3,734	3,717		—
Card Services & Auto	8,281	7,173		15	23,798	20,924		14

Mortgage fees and related income details:
Production revenue	46	173		(73)	371	434		(15)
Net mortgage servicing revenue(d)	212	199		7	515	548		(6)
Mortgage fees and related income	$258	$372		(31)%	$886	$982		(10)%

Financial ratios
Return on equity	36%	35%			34%	34%
Overhead ratio	55	53			55	53
(a)Primarily includes operating lease income and commissions and other fees. Operating lease income was $1.2 billion and $987 million for the three months ended September 30, 2026 and 2025, respectively, and $3.6 billion and $2.7 billion for the nine months ended September 30, 2026 and 2025, respectively.
(b)Included compensation expense recorded in and allocated from Corporate of $827 million and $787 million for the three months ended September 30, 2026 and 2025, respectively, and $2.5 billion and $2.4 billion for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
(c)Included depreciation expense on leased assets of $792 million and $649 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 billion and $1.7 billion for the nine months ended September 30, 2026 and 2025, respectively.
(d)Included MSR risk management results of $73 million and $55 million for the three months ended September 30, 2026 and 2025, respectively, and $97 million and $111 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Quarterly results
Net income was $5.7 billion, up 13%.
Net revenue was $21.2 billion, up 9%.
Net interest income was $15.8 billion, up 6%, predominantly driven by:
•higher Card Services NII on higher revolving balances and higher net yield, and
•higher NII in Banking & Wealth Management ("BWM") on higher average deposit balances.
Noninterest revenue was $5.4 billion, up 16%, driven by:
•higher asset management fees in BWM, reflecting higher average market levels and net inflows,
•higher card income, reflecting higher annual fees, and
•higher auto operating lease income as a result of growth in volume, partially offset by
•lower production revenue in Home Lending, primarily associated with warehouse loans held-for-sale.
Refer to Note 5 for additional information on asset management fees and card income.
Noninterest expense was $11.6 billion, up 12%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in marketing and technology, and higher auto lease depreciation on higher auto operating lease assets, as well as
•higher compensation expense, predominantly for advisors and bankers, including higher revenue-related compensation, and for employees in technology.
The provision for credit losses was $2.0 billion. Net charge-offs were $2.0 billion, relatively flat. The net addition to the allowance for credit losses was $50 million, primarily driven by Card Services.
In the prior year, the provision was $2.5 billion, net charge-offs were $2.0 billion and the net addition to the allowance for credit losses was $575 million.
Refer to Credit and Investment Risk Management on pages 60-78 and Allowance for Credit Losses on pages 75-77 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $16.0 billion, up 9%.
Net revenue was $61.0 billion, up 8%.
Net interest income was $45.6 billion, up 5%, driven by:
•higher Card Services NII on higher revolving balances and higher net yield, and
•higher NII in BWM, driven by higher average deposit balances, largely offset by lower deposit margin.
Noninterest revenue was $15.4 billion, up 16%, driven by:
•higher auto operating lease income as a result of growth in volume,
•in BWM, higher asset management fees, reflecting higher average market levels and net inflows, as well as higher deposit-related fees as a result of higher transaction volume and new accounts, and
•higher card income, driven by higher annual fees, largely offset by an increase in amortization related to new account origination costs and lower net interchange. Net interchange decreased as the impact of increased debit and credit card sales volume was more than offset by higher rewards costs and partner payments.
Refer to Note 5 for additional information on deposit-related fees.
Noninterest expense was $33.7 billion, up 12%, reflecting:
•higher noncompensation expense, predominantly driven by continued investments in marketing and technology, higher auto lease depreciation on higher auto operating lease assets and higher legal expense, as well as
•higher compensation expense, predominantly for advisors and bankers, including higher revenue-related compensation, and for employees in technology.
The provision for credit losses was $6.2 billion. Net charge-offs were $6.3 billion, up $124 million, driven by Card Services, reflecting loan growth. The net reduction in the allowance for credit losses of $95 million was driven by updates to certain macroeconomic variables, including improvements in home prices in the first quarter of 2026, predominantly offset by loan growth.
In the prior year, the provision was $7.2 billion, net charge-offs were $6.2 billion and the net addition to the allowance for credit losses was $1.0 billion.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except employees)	2026	2025		Change	2026	2025		Change
Selected balance sheet data (period-end)
Total assets	$674,011	$652,275		3%	$674,011	$652,275		3%
Loans:
Banking & Wealth Management	34,457	33,259		4	34,457	33,259		4
Home Lending(a)	233,538	240,633		(3)	233,538	240,633		(3)
Card Services	252,684	235,491		7	252,684	235,491		7
Auto	73,041	71,095		3	73,041	71,095		3
Total loans	593,720	580,478		2	593,720	580,478		2
Deposits	1,104,429	1,058,388		4	1,104,429	1,058,388		4
Equity	61,500	56,000		10	61,500	56,000		10
Selected balance sheet data (average)
Total assets	$672,863	$650,277		3	$663,828	$644,114		3
Loans:
Banking & Wealth Management	34,196	33,351		3	33,693	33,350		1
Home Lending(b)	237,817	241,772		(2)	239,008	242,897		(2)
Card Services	250,117	234,412		7	244,298	229,153		7
Auto	72,176	70,895		2	71,287	71,583		—
Total loans	594,306	580,430		2	588,286	576,983		2
Deposits	1,097,118	1,058,025		4	1,089,649	1,057,371		3
Equity	61,500	56,000		10	61,500	56,000		10

Employees	144,888	142,600	(c)	2%	144,888	142,600	(c)	2%
(a)At September 30, 2026 and 2025, Home Lending loans held-for-sale and loans at fair value were $12.4 billion and $9.4 billion, respectively.
(b)Average Home Lending loans held-for-sale and loans at fair value were $15.2 billion and $10.1 billion for the three months ended September 30, 2026 and 2025, respectively, and $13.3 billion and $8.9 billion for the nine months ended September 30, 2026 and 2025, respectively.
(c)Refer to footnote (e) on page 23 for further information on the centralization of Risk functions.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2026	2025	Change	2026	2025	Change
Credit data and quality statistics
Nonaccrual loans(a)	$3,525	$3,596	(2)%	$3,525	$3,596	(2)%
Net charge-offs/(recoveries)
Banking & Wealth Management	85	85	—	257	284	(10)
Home Lending	(17)	(63)	73	(50)	(110)	55
Card Services	1,833	1,860	(1)	5,902	5,781	2
Auto	75	81	(7)	218	248	(12)
Total net charge-offs/(recoveries)	$1,976	$1,963	1	$6,327	$6,203	2

Net charge-off/(recovery) rate
Banking & Wealth Management	0.99%	1.01%		1.02%	1.14%
Home Lending	(0.03)	(0.11)		(0.03)	(0.06)
Card Services	2.91	3.15		3.23	3.37
Auto	0.41	0.46		0.41	0.46
Total net charge-off/(recovery) rate	1.35%	1.37%		1.47%	1.46%

30+ day delinquency rate
Home Lending(b)	0.79%	0.89%		0.79%	0.89%
Card Services	1.97	2.14		1.97	2.14
Auto	0.96	1.17		0.96	1.17

90+ day delinquency rate - Card Services	0.96%	1.07%		0.96%	1.07%

Allowance for credit losses:
Allowance for loan losses
Banking & Wealth Management	$715	$765	(7)	$715	$765	(7)
Home Lending	507	647	(22)	507	647	(22)
Card Services	15,563	15,558	—	15,563	15,558	—
Auto	587	587	—	587	587	—
Total allowance for loan losses	$17,372	$17,557	(1)	$17,372	$17,557	(1)
Allowance for lending-related commitments	$2,380 (c)	$90	NM	$2,380 (c)	$90	NM
Total allowance for credit losses	$19,752	$17,647	12%	$19,752	$17,647	12%
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $60 million and $65 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At September 30, 2026 and 2025, excluded mortgage loans insured by U.S. government agencies of $81 million and $95 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Included $2.3 billion associated with the Apple Card transaction. Refer to Note 12 of this Form 10-Q and Note 13 of the Firm's 2025 Form 10-K for additional information.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2026	2025	Change	2026	2025	Change
Business Metrics
Number of branches	5,164	5,018	3%	5,164	5,018	3%
Active digital customers (in thousands)	77,960	74,041	5	77,960	74,041	5
Active mobile customers (in thousands)	64,919	60,924	7	64,919	60,924	7
Debit and credit card sales volume	$539.5	$492.3	10	$1,562.9	$1,428.2	9
Total payments transaction volume (in trillions)	1.9	1.8	6	5.6	5.2	8

Banking & Wealth Management
Average deposits	$1,078.9	$1,040.4	4	$1,072.3	$1,041.2	3
Deposit margin	2.78%	2.79%		2.70%	2.75%
Business Banking average loans	$17.8	$18.9	(6)	$18.2	$19.2	(5)
Business banking origination volume	0.7	0.8	(15)	2.2	2.5	(14)
Client investment assets(a)	1,419.8	1,232.4	15	1,419.8	1,232.4	15
Number of client advisors	6,433	6,025	7	6,433	6,025	7

Home Lending
Mortgage origination volume by channel
Retail	$8.7	$8.4	4	$28.0	$22.6	24
Correspondent	7.3	5.5	33	18.9	14.2	33
Total mortgage origination volume(b)	$16.0	$13.9	15	$46.9	$36.8	27

Third-party mortgage loans serviced (period-end)	$651.9	$663.6	(2)	$651.9	$663.6	(2)
MSR carrying value (period-end)	9.7	9.1	7	9.7	9.1	7

Card Services
Sales volume, excluding commercial card	$376.0	$344.4	9	$1,086.7	$995.0	9
Net revenue rate	10.76%	10.03%		10.64%	10.15%
Net yield on average loans	10.67	10.28		10.63	10.21

Auto
Loan and lease origination volume	$10.8	$12.0	(10)	$33.5	$34.0	(1)
Average auto operating lease assets	21.5	17.0	26%	21.0	15.3	37%
(a)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 36-40 for additional information.
(b)Firmwide mortgage origination volume was $20.4 billion and $16.9 billion for the three months ended September 30, 2026 and 2025, respectively, and $58.2 billion and $44.4 billion for the nine months ended September 30, 2026 and 2025, respectively.

COMMERCIAL & INVESTMENT BANK
Refer to pages 69–75 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 200 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	2026	2025		Change	2026	2025		Change
Revenue
Investment banking fees	$3,005	$2,627		14%	$9,165	$7,388		24%
Principal transactions	6,498	7,090		(8)	23,163	21,807		6
Lending- and deposit-related fees	1,486	1,315		13	4,367	3,841		14
Commissions and other fees	1,727	1,493		16	5,189	4,423		17
Card income	640	613		4	1,874	1,809		4
All other income	628	660		(5)	2,570	2,144		20
Noninterest revenue	13,984	13,798		1	46,328	41,412		12
Net interest income	8,750	6,080		44	24,638	17,667		39
Total net revenue(a)	22,734	19,878		14	70,966	59,079		20
Provision for credit losses	663	809		(18)	1,501	2,210		(32)

Noninterest expense
Compensation expense	5,066	4,662	(c)	9	16,350	14,604	(c)	12
Noncompensation expense(b)	5,705	5,060	(c)	13	16,947	14,601	(c)	16
Total noninterest expense	10,771	9,722		11	33,297	29,205		14
Income before income tax expense	11,300	9,347		21	36,168	27,664		31
Income tax expense	3,053	2,446		25	9,199	7,171		28
Net income	$8,247	$6,901		20%	$26,969	$20,493		32%
Financial ratios
Return on equity	18%	18%			20%	18%
Overhead ratio	47	49			47	49
Compensation expense as percentage of total net revenue	22	23	(c)		23	25	(c)
(a)Included taxable-equivalent adjustments primarily from income tax credits from investments in alternative energy, affordable housing and new markets, income from tax-exempt securities and loans, and the related amortization and other tax benefits of the investments in alternative energy and affordable housing of $684 million and $644 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 billion for both the nine months ended September 30, 2026 and 2025.
(b)Included compensation expense recorded in and allocated from Corporate of $1.2 billion and $1.1 billion for the three months ended September 30, 2026 and 2025, respectively, and $3.6 billion and $3.5 billion for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenue by business
Investment Banking	$3,098	$2,694	15%	$10,136	$7,646	33%
Payments	5,620	4,917	14	16,039	14,217	13
Lending	2,240	1,872	20	6,370	5,616	13
Other	—	—	—	—	6	NM
Total Banking & Payments	10,958	9,483	16	32,545	27,485	18
Fixed Income Markets	5,366	5,613	(4)	18,497	17,152	8
Equity Markets	4,954	3,331	49	15,460	10,391	49
Securities Services	1,626	1,423	14	4,782	4,110	16
Credit Adjustments & Other(a)	(170)	28	NM	(318)	(59)	(439)
Total Markets & Securities Services	11,776	10,395	13	38,421	31,594	22
Total net revenue	$22,734	$19,878	14%	$70,966	$59,079	20%
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

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Banking & Payments revenue by client coverage segment(a)
Global Corporate Banking & Global Investment Banking	$7,549	$6,544	15%	$22,611	$18,792	20%
Commercial Banking	3,409	2,939	16	9,934	8,693	14
Commercial & Specialized Industries	2,458	2,038	21	7,210	6,061	19
Commercial Real Estate Banking	951	901	6	2,724	2,632	3
Total Banking & Payments revenue	$10,958	$9,483	16%	$32,545	$27,485	18%
(a)Refer to Line of Business Metrics on page 200 for a description of each of the client coverage segments.
Quarterly results
Net income was $8.2 billion, up 20%.
Net revenue was $22.7 billion, up 14%.
Banking & Payments revenue was $11.0 billion, up 16%.
•Investment Banking revenue was $3.1 billion, up 15%, predominantly driven by higher investment banking fees. Investment banking fees were up 14%, predominantly driven by higher advisory fees. The Firm ranked #1 for global investment banking fees for the three months ended September 30, 2026, according to Dealogic.
–Advisory fees were $1.2 billion, up 32%, driven by higher fees from deals in the Healthcare, Diversified Industries and Technology sectors, partially offset by lower fees from deals in the Financial Institutions sector.
–Equity underwriting fees were $564 million, up 7%, driven by higher revenue from follow-on offerings, partially offset by lower revenue from private placements.
–Debt underwriting fees were $1.2 billion, up 4%, driven by higher non-investment grade loans, largely offset by lower non-investment grade bonds.
•Payments revenue was $5.6 billion, up 14%, driven by higher average deposits, higher deposit margin and fee growth.
•Lending revenue was $2.2 billion, up 20%, largely driven by lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments, higher loan balances and higher lending-related fees.
Markets & Securities Services revenue was $11.8 billion, up 13%. Markets revenue was $10.3 billion, up 15%.
•Equity Markets revenue was $5.0 billion, up 49%, driven by strong performance across products, particularly in Prime and Derivatives.
•Fixed Income Markets revenue was $5.4 billion, down 4%, driven by lower revenue in Commodities,

Rates, Credit and Public Finance, largely offset by higher revenue in Currencies & Emerging Markets.
•Securities Services revenue was $1.6 billion, up 14%, predominantly driven by fee growth on higher market levels and client activity, as well as higher average deposits and higher deposit margin.
•Credit Adjustments & Other was a loss of $170 million, compared with a gain of $28 million in the prior year.
Noninterest expense was $10.8 billion, up 11%, predominantly driven by higher brokerage expense and higher compensation expense, including higher revenue-related compensation.
The provision for credit losses was $663 million, predominantly driven by the impact of net increases in the loan and lending-related commitment portfolios and changes in the credit quality of certain exposures. The net addition to the allowance for credit losses was $452 million and net charge-offs were $211 million.
In the prior year, the provision was $809 million, the net charge-offs were $567 million and the net addition to the allowance for credit losses was $242 million.
Refer to Credit and Investment Risk Management on pages 60-78, Allowance for Credit Losses on pages 75-77, and Critical Accounting Estimates on pages 86-88 for a further discussion of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $27.0 billion, up 32%.
Net revenue was $71.0 billion, up 20%.
Banking & Payments revenue was $32.5 billion, up 18%.
•Investment Banking revenue was $10.1 billion, up 33%, predominantly driven by higher investment banking fees and net gains on equity investments. Investment banking fees were up 24%, driven by higher fees across products. The Firm ranked #1 for global investment banking fees for the nine months ended September 30, 2026, according to Dealogic.
–Advisory fees were $3.5 billion, up 42%, driven by higher fees from deals in the Diversified Industries, Healthcare, Technology, Natural Resource Group and Media & Communication sectors, partially offset by lower fees from deals in the Consumer & Retail sector.
–Equity underwriting fees were $1.9 billion, up 42%, driven by higher revenue across all products.
–Debt underwriting fees were $3.8 billion, up 5%, driven by higher investment grade loans and bonds, partially offset by lower non-investment grade bonds.
•Payments revenue was $16.0 billion, up 13%, driven by higher average deposits, fee growth and higher deposit margin.
•Lending revenue was $6.4 billion, up 13%, largely driven by higher loan balances, lower fair value losses on credit protection purchased against certain retained loans and lending-related commitments, and higher lending-related fees.
Markets & Securities Services revenue was $38.4 billion, up 22%. Markets revenue was $34.0 billion, up 23%.
•Equity Markets revenue was $15.5 billion, up 49%, driven by strong performance across products, particularly in Prime and Derivatives.
•Fixed Income Markets revenue was $18.5 billion, up 8%, driven by higher revenue in Currencies & Emerging Markets, Credit, Securitized Products and Commodities, partially offset by lower revenue in Rates.
•Securities Services revenue was $4.8 billion, up 16%, predominantly driven by fee growth on higher market levels and client activity as well as higher average deposits and higher deposit margin.
•Credit Adjustments & Other was a loss of $318 million, compared with a loss of $59 million in the prior year.
Noninterest expense was $33.3 billion, up 14%, predominantly driven by higher compensation, including higher revenue-related compensation, as well as higher brokerage expense.
The provision for credit losses was $1.5 billion, predominantly driven by changes in the credit quality of certain exposures and the impact of net increases in the loan and lending-related commitment portfolios. The net addition to the allowance for credit losses was $963 million and net charge-offs were $538 million.
In the prior year, the provision was $2.2 billion, the net addition to the allowance for credit losses was $1.1 billion and net charge-offs were $1.1 billion.

Selected metrics
(in millions, except employees)	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
	2026	2025		Change	2026		2025		Change
Selected balance sheet data (period-end)
Total assets	$2,760,833	$2,328,000		19%	$2,760,833		$2,328,000		19%
Loans:
Loans retained	599,834	538,016		11	599,834		538,016		11
Loans held-for-sale and loans at fair value(a)	75,037	56,057		34	75,037		56,057		34
Total loans	674,871	594,073		14	674,871		594,073		14
Equity	175,000	149,500		17	175,000	(d)	149,500		17

Banking & Payments loans by client coverage segment (period-end)(b)
Global Corporate Banking & Global Investment Banking	$168,213	$132,560		27	$168,213		$132,560		27
Commercial Banking	229,404	222,464		3	229,404		222,464		3
Commercial & Specialized Industries	80,664	76,010		6	80,664		76,010		6
Commercial Real Estate Banking	148,740	146,454		2	148,740		146,454		2
Total Banking & Payments loans	397,617	355,024		12	397,617		355,024		12

Selected balance sheet data (average)
Total assets	$2,658,362	$2,266,445		17	$2,607,834		$2,173,201		20
Trading assets-debt and equity instruments	935,432	796,017		18	920,865		746,796		23
Trading assets-derivative receivables	71,283	61,132		17	70,768		58,986		20
Loans:
Loans retained	$589,160	$528,135		12	$574,063		$507,502		13
Loans held-for-sale and loans at fair value(a)	71,120	55,545		28	72,362		50,784		42
Total loans	$660,280	$583,680		13	$646,425		$558,286		16
Deposits	1,309,689	1,194,410		10	1,275,652		1,157,201		10
Equity	175,000	149,500		17	171,264	(d)	149,500		15

Banking & Payments loans by client coverage segment (average)(b)
Global Corporate Banking & Global Investment Banking	$163,655	$132,101		24	$160,150		$126,386		27
Commercial Banking	228,263	221,534		3	225,585		220,005		3
Commercial & Specialized Industries	79,801	75,270		6	78,334		74,434		5
Commercial Real Estate Banking	148,462	146,264		2	147,251		145,571		1
Total Banking & Payments loans	$391,918	$353,635		11	$385,735		$346,391		11

Employees	92,746	90,895	(c)	2%	92,746		90,895	(c)	2%
(a)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in Markets, including loans held for securitization.
(b)Refer to Line of Business Metrics on page 200 for a description of each of the client coverage segments.
(c)Refer to footnote (c) on page 28 for further information on the centralization of Risk functions.
(d)During the three months ended June 30, 2026, the capital allocated to CIB from Corporate was increased by $8.5 billion, compared with the capital allocated in the first quarter of 2026, in connection with growth in the business.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2026	2025	Change	2026	2025	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$211	$567	(63)%	$538	$1,069	(50)%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$3,817	$4,033	(5)	$3,817	$4,033	(5)
Nonaccrual loans held-for-sale and loans at fair value(b)	1,149	1,338	(14)	1,149	1,338	(14)
Total nonaccrual loans	4,966	5,371	(8)	4,966	5,371	(8)
Derivative receivables	149	224	(33)	149	224	(33)
Assets acquired in loan satisfactions	381	197	93	381	197	93
Total nonperforming assets	$5,496	$5,792	(5)	$5,496	$5,792	(5)
Allowance for credit losses:
Allowance for loan losses	$8,300	$7,609	9	$8,300	$7,609	9
Allowance for lending-related commitments	3,185	2,798	14	3,185	2,798	14
Total allowance for credit losses	$11,485	$10,407	10%	$11,485	$10,407	10%
Net charge-off/(recovery) rate(c)	0.14%	0.43%		0.13%	0.28%
Allowance for loan losses to period-end loans retained	1.38	1.41		1.38	1.41
Allowance for loan losses to nonaccrual loans retained(a)	217	189		217	189
Nonaccrual loans to total period-end loans	0.74%	0.90%		0.74%	0.90%
(a)Allowance for loan losses of $672 million and $724 million were held against these nonaccrual loans at September 30, 2026 and 2025, respectively.
(b)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2026 and 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $207 million and $93 million, respectively.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Advisory	$1,222	$926	32%	$3,500	$2,464	42%
Equity underwriting	564	527	7	1,865	1,316	42
Debt underwriting(a)	1,219	1,174	4	3,800	3,608	5
Total investment banking fees	$3,005	$2,627	14%	$9,165	$7,388	24%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2025
	2026		2025		2026		2025
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	10.9%	# 2	8.2%	# 2	9.8%	# 2	8.0%	# 2	8.0%
U.S.	2	11.3	2	8.8	2	10.5	2	8.7	2	8.5
Equity and equity-related(c)
Global	1	9.5	1	9.9	1	9.9	1	10.6	1	9.3
U.S.	1	12.8	1	12.4	1	12.6	1	13.8	1	12.3
Long-term debt(d)
Global	1	5.8	1	7.4	1	7.1	1	7.4	1	7.1
U.S.	2	8.9	1	10.0	1	10.7	1	10.3	1	10.1
Loan syndications
Global	1	10.9	2	9.7	1	11.5	1	10.7	2	10.1
U.S.	2	11.1	2	10.5	1	12.6	2	12.1	2	11.2
Global investment banking fees(e)	# 1	9.2%	# 1	8.4%	# 1	9.2%	# 1	8.5%	# 1	8.2%
(a)Source: Dealogic as of October 1, 2026. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities ("ABS") and mortgage-backed securities ("MBS"); and exclude money market, short-term debt and U.S. municipal securities.
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
For the periods presented below, the primary source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2026			2025
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$1,655	$4,822	$6,477	$3,115	$3,907	$7,022
Lending- and deposit-related fees	94	69	163	101	51	152
Commissions and other fees	139	774	913	143	623	766
All other income	449	(101)	348	361	(37)	324
Noninterest revenue	2,337	5,564	7,901	3,720	4,544	8,264
Net interest income	3,029	(610)	2,419	1,893	(1,213)	680
Total net revenue	$5,366	$4,954	$10,320	$5,613	$3,331	$8,944

	Nine months ended September 30,			Nine months ended September 30,
	2026			2025
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$8,321	$14,782	$23,103	$9,742	$11,946	$21,688
Lending- and deposit-related fees	314	187	501	344	125	469
Commissions and other fees	435	2,335	2,770	474	1,819	2,293
All other income	1,251	(231)	1,020	1,143	(76)	1,067
Noninterest revenue	10,321	17,073	27,394	11,703	13,814	25,517
Net interest income	8,176	(1,613)	6,563	5,449	(3,423)	2,026
Total net revenue	$18,497	$15,460	$33,957	$17,152	$10,391	$27,543

Selected metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$18,606	$18,026	3%	$18,606	$18,026	3%
Equity	19,818	17,404	14	19,818	17,404	14
Other(a)	5,683	4,698	21	5,683	4,698	21
Total AUC	$44,107	$40,128	10	$44,107	$40,128	10
Client deposits and other third-party liabilities (average)(b)	$1,219,019	$1,111,143	10%	$1,197,291	$1,078,717	11%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
(in millions, except where otherwise noted)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,360	$4,106	6%	$15,173	$13,164	15%
Asia-Pacific	4,039	2,819	43	12,093	8,105	49
Latin America/Caribbean	731	676	8	2,310	1,937	19
Total international net revenue	9,130	7,601	20	29,576	23,206	27
North America	13,604	12,277	11	41,390	35,873	15
Total net revenue	$22,734	$19,878	14	$70,966	$59,079	20

Loans retained (period-end)(a)
Europe/Middle East/Africa	$67,534	$57,786	17	$67,534	$57,786	17
Asia-Pacific	28,021	18,898	48	28,021	18,898	48
Latin America/Caribbean	15,525	10,818	44	15,525	10,818	44
Total international loans	111,080	87,502	27	111,080	87,502	27
North America	488,754	450,514	8	488,754	450,514	8
Total loans retained	$599,834	$538,016	11	$599,834	$538,016	11

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$302,297	$299,490	1	$308,973	$295,183	5
Asia-Pacific	179,866	154,457	16	173,166	154,776	12
Latin America/Caribbean	54,858	48,288	14	54,489	46,292	18
Total international	$537,021	$502,235	7	$536,628	$496,251	8
North America	681,998	608,908	12	660,663	582,466	13
Total client deposits and other third-party liabilities	$1,219,019	$1,111,143	10	$1,197,291	$1,078,717	11

AUC (period-end)(b) (in billions)
North America	$29,974	$26,992	11	$29,974	$26,992	11
All other regions	14,133	13,136	8	14,133	13,136	8
Total AUC	$44,107	$40,128	10%	$44,107	$40,128	10%
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

ASSET & WEALTH MANAGEMENT
Refer to pages 76–79 of JPMorganChase’s 2025 Form 10-K and Line of Business Metrics on page 201 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,				Nine months ended September 30,
	2026	2025		Change	2026	2025		Change
Revenue
Asset management fees	$4,413	$3,885		14%	$12,765	$11,122		15%
Commissions and other fees	432	296		46	1,246	883		41
All other income	157	156		1	681	398		71
Noninterest revenue	5,002	4,337		15	14,692	12,403		18
Net interest income	1,907	1,729		10	5,442	5,154		6
Total net revenue	6,909	6,066		14	20,134	17,557		15

Provision for credit losses	84	59		42	73	95		(23)

Noninterest expense
Compensation expense	2,406	2,125	(b)	13	7,067	6,275	(b)	13
Noncompensation expense(a)	1,952	1,693	(b)	15	5,665	4,989	(b)	14
Total noninterest expense	4,358	3,818		14	12,732	11,264		13

Income before income tax expense	2,467	2,189		13	7,329	6,198		18
Income tax expense	624	531		18	1,754	1,484		18
Net income	$1,843	$1,658		11	$5,575	$4,714		18

Revenue by line of business
Asset Management	$3,248	$2,916		11	$9,640	$8,292		16
Global Private Bank	3,661	3,150		16	10,494	9,265		13
Total net revenue	$6,909	$6,066		14%	$20,134	$17,557		15%

Financial ratios
Return on equity	45%	40%			46%	39%
Overhead ratio	63	63			63	64
Pre-tax margin ratio:
Asset Management	35	35			35	33
Global Private Bank	36	37			38	37
Asset & Wealth Management	36	36			36	35
(a)Included compensation expense recorded in and allocated from Corporate of $289 million and $279 million for the three months ended September 30, 2026 and 2025, respectively, and $876 million and $820 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 25, footnote (d) of the Segment & Corporate results and reconciliation table for additional information on the allocation.
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

Quarterly results
Net income was $1.8 billion, up 11%.
Net revenue was $6.9 billion, up 14%. Net interest income was $1.9 billion, up 10%. Noninterest revenue was $5.0 billion, up 15%.
Revenue from Asset Management was $3.2 billion, up 11%, driven by:
•higher asset management fees, reflecting higher average market levels and strong net inflows, partially offset by
•lower investment valuation gains.
Revenue from Global Private Bank was $3.7 billion, up 16%, reflecting:
•higher noninterest revenue, predominantly driven by higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, and
•higher net interest income driven by higher average loans, partially offset by deposit margin compression.
Noninterest expense was $4.4 billion, up 14%, largely driven by higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees.
The provision for credit losses was $84 million. The net addition to the allowance for credit losses was $68 million and net charge-offs were $16 million. In the prior year, the provision was $59 million, net charge-offs were $62 million and the net reduction in the allowance for credit losses was $3 million.
Refer to Credit and Investment Risk Management on pages 60-78 and Allowance for Credit Losses on pages 75-77 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $5.6 billion, up 18%.
Net revenue was $20.1 billion, up 15%. Net interest income was $5.4 billion, up 6%. Noninterest revenue was $14.7 billion, up 18%.
Revenue from Asset Management was $9.6 billion, up 16%, predominantly driven by:
•higher asset management fees, reflecting higher average market levels and strong net inflows, and
•higher investment valuation gains.
Revenue from Global Private Bank was $10.5 billion, up 13%, reflecting:
•higher noninterest revenue, predominantly driven by higher management fees due to strong net inflows and higher average market levels, as well as higher brokerage commissions, and
•higher net interest income driven by higher average loans and deposits, partially offset by narrower spreads on loans and deposit margin compression.
Noninterest expense was $12.7 billion, up 13%, largely driven by higher compensation, primarily higher revenue-related compensation and continued growth in private banking advisor teams, as well as higher distribution fees.
The provision for credit losses was $73 million. The net addition to the allowance for credit losses was $54 million and net charge-offs were $19 million. In the prior year, the provision was $95 million, net charge-offs were $62 million and the net addition in the allowance for credit losses was $33 million.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in millions, except ranking data, ratios and employees)	2026		2025		Change	2026		2025		Change
% of JPM mutual fund assets and ETFs rated as 4- or 5-star(a)	56%		65%			56%		65%
% of JPM mutual fund assets and ETFs ranked in 1st or 2nd quartile:(b)
1 year	45		62			45		62
3 years	52		66			52		66
5 years	67		78			67		78

Selected balance sheet data (period-end)(c)
Total assets	$338,451		$282,322		20%	$338,451		$282,322		20%
Loans	313,240		257,988		21	313,240		257,988		21
Deposits	261,008		239,999		9	261,008		239,999		9
Equity	16,000		16,000		—	16,000		16,000		—

Selected balance sheet data (average)(c)
Total assets	$326,983		$272,954		20	$309,094		$262,556		18
Loans	301,646		250,730		20	284,761		241,812		18
Deposits	253,528		241,454		5	255,775		244,635		5
Equity	16,000		16,000		—	16,000		16,000		—

Employees	30,380		29,135	(e)	4	30,380		29,135	(e)	4

Number of Global Private Bank client advisors	4,460		4,050		10	4,460		4,050		10

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$16		$62		(74)	$19		$62		(69)
Nonaccrual loans	867	(d)	1,129		(23)	867	(d)	1,129		(23)
Allowance for credit losses:
Allowance for loan losses	$588		$555		6	$588		$555		6
Allowance for lending-related commitments	44		52		(15)	44		52		(15)
Total allowance for credit losses	$632		$607		4%	$632		$607		4%
Net charge-off/(recovery) rate	0.02%		0.10%			0.01%		0.03%
Allowance for loan losses to period-end loans	0.19	(d)	0.22			0.19	(d)	0.22
Allowance for loan losses to nonaccrual loans	74	(d)	49			74	(d)	49
Nonaccrual loans to period-end loans	0.28%		0.44%			0.28%		0.44%
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
(d)Included $67 million of nonaccrual loans held-for-sale at September 30, 2026, which are excluded from the allowance coverage ratio calculations.
(e)Refer to footnote (b) on page 36 for further information on the centralization of Risk functions.

Client assets
Assets under management were $5.2 trillion, up 13%, and client assets were $7.9 trillion, up 15%. These increases were driven by continued net inflows and higher market levels.

	As of September 30,
(in billions)	2026	2025	Change
Assets by asset class
Liquidity	$1,367	$1,174	16%
Fixed income	1,062	971	9
Equity	1,576	1,371	15
Multi-asset	955	855	12
Alternatives	250	228	10
Total assets under management	5,210	4,599	13
Custody/brokerage/administration/deposits	2,685	2,239	20
Total client assets(a)	$7,895	$6,838	15

Assets by client segment
Private Banking	$1,601	$1,364	17
Global Institutional	2,111	1,837	15
Global Funds	1,498	1,398	7
Total assets under management	$5,210	$4,599	13

Private Banking	$3,938	$3,423	15
Global Institutional	2,445	1,994	23
Global Funds	1,512	1,421	6
Total client assets(a)	$7,895	$6,838	15%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2026	2025	2026	2025
Assets under management rollforward
Beginning balance	$5,140	$4,343	$4,791	$4,045
Net asset flows:
Liquidity	42	37	77	78
Fixed income	27	31	82	69
Equity	7	31	37	84
Multi-asset	9	4	25	5
Alternatives	8	6	11	(1)
Market/performance/other impacts	(23)	147	187	319
Ending balance, September 30	$5,210	$4,599	$5,210	$4,599

Client assets rollforward
Beginning balance	$7,663	$6,421	$7,118	$5,932
Net asset flows	263	147	522	347
Market/performance/other impacts	(31)	270	255	559
Ending balance, September 30	$7,895	$6,838	$7,895	$6,838

Selected metrics
	As of September 30,
	2026	2025	Change
Firmwide Wealth Management
Client assets (in billions)(a)	$5,011	$4,373	15%
Number of client advisors	10,893	10,075	8

Stock Plan Administration
Number of stock plan participants (in thousands)	2,293	1,796	28
Client assets (in billions)	$415	$357	16%
(a)Consists of Global Private Bank in AWM and client investment assets in J.P. Morgan Wealth Management in CCB.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2026	2025	Change	2026	2025	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$1,127	$1,008	12%	$3,289	$2,912	13%
Asia-Pacific	749	625	20	2,270	1,775	28
Latin America/Caribbean	377	313	20	1,104	897	23
Total international net revenue	2,253	1,946	16	6,663	5,584	19
North America	4,656	4,120	13	13,471	11,973	13
Total net revenue(a)	$6,909	$6,066	14	$20,134	$17,557	15

Assets under management
Europe/Middle East/Africa	$801	$690	16	$801	$690	16
Asia-Pacific	400	357	12	400	357	12
Latin America/Caribbean	139	122	14	139	122	14
Total international assets under management	1,340	1,169	15	1,340	1,169	15
North America	3,870	3,430	13	3,870	3,430	13
Total assets under management	$5,210	$4,599	13	$5,210	$4,599	13

Client assets
Europe/Middle East/Africa	$1,133	$994	14	$1,133	$994	14
Asia-Pacific	646	606	7	646	606	7
Latin America/Caribbean	338	293	15	338	293	15
Total international client assets	2,117	1,893	12	2,117	1,893	12
North America	5,778	4,945	17	5,778	4,945	17
Total client assets	$7,895	$6,838	15%	$7,895	$6,838	15%
(a)Regional revenue is based on the domicile of the client.

CORPORATE
Refer to pages 80–82 of JPMorganChase’s 2025 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in millions, except employees)	2026		2025		Change	2026		2025		Change
Revenue
Principal transactions	$(94)		$(54)		(74)%	$24		$(195)		NM
Investment securities gains/(losses)	(658)		105		NM	(993)		14		NM
All other income	176		246		(28)	5,806	(e)	1,180		392%
Noninterest revenue	(576)		297		NM	4,837		999		384
Net interest income	669		1,406		(52)	2,517		4,546		(45)
Total net revenue(a)	93		1,703		(95)	7,354		5,545		33
Provision for credit losses	(30)		(3)		NM	(41)		3		NM
Noninterest expense	586		445	(d)	32	1,765		1,177	(d)(f)	50
Income/(loss) before income tax expense	(463)		1,261		NM	5,630		4,365		29
Income tax expense/(benefit)	(8)		436		NM	1,177		152	(g)	NM
Net income/(loss)	$(455)		$825		NM	$4,453		$4,213		6
Total net revenue
Treasury and CIO	$287		$1,687		(83)	$2,417		$4,900		(51)
Other Corporate	(194)		16		NM	4,937	(e)	645		NM
Total net revenue	$93		$1,703		(95)	$7,354		$5,545		33
Net income/(loss)
Treasury and CIO	$161		$1,166		(86)	$1,532		$3,445		(56)
Other Corporate	(616)		(341)		(81)	2,921	(e)	768	(f)	280
Total net income/(loss)	$(455)		$825		NM	$4,453		$4,213		6
Total assets (period-end)	$1,318,250	(c)	$1,297,608		2	$1,318,250	(c)	$1,297,608		2
Loans (period-end)	2,810		2,707		4	2,810		2,707		4
Deposits (period-end)(b)	79,231		34,145		132	79,231		34,145		132
Employees	54,950		55,523	(d)	(1)%	54,950		55,523	(d)	(1)%
(a)Included tax-equivalent adjustments, predominantly driven by tax-exempt income from municipal bonds, of $42 million and $39 million for the three months ended September 30, 2026 and 2025, respectively, and $130 million and $113 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Predominantly relates to the Firm's international consumer initiatives.
(c)Included equity investments with a carrying value of $5.7 billion made by the Strategic Investment Group. These investments are generally accounted for under the measurement alternative, except for equity that is publicly traded which is carried at fair value.
(d)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.
(e)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments, recorded in the second quarter of 2026. Refer to Consolidated Results of Operations on pages 9-14 and Note 5 for additional information.
(f)Included an FDIC special assessment accrual release of $437 million for the nine months ended September 30, 2025.
(g)Included a $774 million income tax benefit driven by the resolution of certain tax audits and the impact of tax regulations related to foreign currency translation gains and losses finalized in 2024 and effective for 2025.

Quarterly results
Net loss was $455 million, compared with a net income of $825 million in the prior year.
Net revenue was $93 million, compared with $1.7 billion in the prior year.
Net interest income was $669 million, down $737 million, predominantly driven by the impact of lower rates.
Noninterest revenue was a loss of $576 million, compared with revenue of $297 million in the prior year, predominantly driven by:
•a net loss in investment securities predominantly due to sales of U.S. Treasuries, as compared with a net gain in the prior year, related to repositioning the investment securities portfolio in Treasury and CIO, and
•a net loss compared with a gain in the prior year on certain equity investments.
Refer to Notes 9 and 12 for additional information on the investment securities portfolio and the allowance for credit losses.
Noninterest expense was $586 million, compared with $445 million in the prior year.
Income tax benefit was $8 million, compared with $436 million expense in the prior year, driven by:
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, and
•current-period tax benefits related to the resolution of certain tax audits, partially offset by
•current-period tax expense related to the filing of prior-year tax returns as compared with a benefit in the prior year.

Year-to-date results
Net income was $4.5 billion, compared with $4.2 billion in the prior year.
Net revenue was $7.4 billion, compared with $5.5 billion in the prior year.
Net interest income was $2.5 billion, down $2.0 billion, driven by the impact of lower rates, partially offset by higher investment securities balances.
Noninterest revenue was $4.8 billion, compared with $999 million in the prior year. Excluding the $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments recorded in the second quarter, noninterest revenue was down $1.6 billion, driven by:
•a net loss in investment securities due to sales of U.S. GSE and government agency MBS and U.S. Treasuries, as compared with a net gain in the prior year, related to repositioning the investment securities portfolio in Treasury and CIO, and
•the absence of the $588 million First Republic-related gain recorded in the first quarter of the prior year.
Refer to Consolidated Results of Operations on pages 9-14 and Note 5 for additional information on Visa shares, the gains on certain equity investments, and the First Republic acquisition.
Noninterest expense was $1.8 billion, compared with $1.2 billion in the prior year, predominantly due to the absence of an FDIC special assessment accrual release in the prior year and higher costs associated with the Firm's international consumer initiatives.
Refer to pages 80–82 and Note 6 of JPMorganChase’s 2025 Form 10-K for additional information on FDIC-related expense.
Income tax expense was $1.2 billion, compared with $152 million expense in the prior year, driven by:
•lower tax benefits related to the resolution of certain tax audits and the impact of tax regulations, including the absence of a $774 million income tax benefit recorded in the second quarter of 2025,
•current-period tax expense related to the filing of prior-year tax returns as compared with a benefit in the prior year, and
•changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Other Corporate includes equity investments made by the Strategic Investment Group, including those associated with the Firm’s Security and Resiliency Initiative, as well as the Firm's international consumer initiatives, which primarily consist of Chase U.K., Chase Europe (which was launched in Germany in May 2026), J.P. Morgan Personal Investing and an ownership stake in C6 Bank.

Treasury and CIO overview
At September 30, 2026, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 53-59 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 79-84 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Investment securities gains/(losses)	$(658)	$105	NM	$(993)	$14	NM
Available-for-sale securities (average)(a)	$552,571	$495,777	11%	$538,612	$450,365	20%
Held-to-maturity securities (average)(a)	273,826	269,717	2	271,416	267,366	2
Investment securities portfolio (average)	$826,397	$765,494	8	$810,028	$717,731	13
Available-for-sale securities (period-end)(a)	$543,234	$487,277	11	$543,234	$487,277	11
Held-to-maturity securities (period-end)(a)	274,564	293,446	(6)	274,564	293,446	(6)
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$817,798	$780,723	5%	$817,798	$780,723	5%
(a)During 2025, the Firm transferred $44.1 billion of investment securities from AFS to HTM for asset-liability management purposes. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information on transfers from AFS to HTM securities.
(b)As of September 30, 2026 and 2025, the allowance for credit losses on investment securities was $42 million and $72 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic Risk		88
Capital Risk	45-52	89-99
Liquidity Risk	53-59	100-107
Reputation Risk		108
Consumer Credit Risk	62-65	112–117
Wholesale Credit Risk	66-74	118-128
Investment Portfolio Risk	78	132
Market Risk	79-84	133-142
Country Risk	85	143-144
Climate Risk		145
Operational Risk		146-149
Compliance Risk		150
Conduct Risk		151
Legal Risk		152
Estimations and Model Risk		153

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
As of September 30, 2026, the Advanced Total Capital ratio continued to be the most binding constraint for the Firm’s Basel III risk-based ratios. However, as of September 30, 2026, the Standardized ratios are more binding than the Advanced ratios with respect to the CET1 and Tier 1 risk-based ratios.
Additionally, Basel III requires that Advanced Approaches banking organizations, including the Firm, calculate their SLRs. Refer to page 49 of this Form 10-Q and page 96 of JPMorganChase's 2025 Form 10-K for additional information on SLR.

Key Regulatory Developments
Enhanced Transparency and Public Accountability of the Supervisory Stress Test and SCB Volatility Reduction Final Rules
In September 2026, the Federal Reserve issued two final rules related to the Supervisory Stress Test and SCB Volatility Reduction. These rules are intended to enhance the transparency and public accountability of its annual supervisory stress test and to reduce volatility in the Stress Capital Buffer (“SCB”) requirement. The Supervisory Stress Test Final Rule requires the Federal Reserve to request public comment annually on supervisory stress test models and scenarios, including those for the upcoming 2027 stress test, and to submit for public comment any material changes to stress test models and scenarios prior to implementation. In conjunction with the rule finalization, the Federal Reserve has re-proposed new stress testing models for noninterest income.
The SCB Volatility Reduction Final Rule will base the SCB on the average of the two preceding stress test results and move the effective date for the SCB requirement from October 1 to January 1. The SCB requirement for firms, including JPMorganChase, will remain at current levels through December 31, 2027, with an updated SCB calculation effective January 1, 2028 based solely on the results of the 2027 Federal Reserve stress test. The first SCB inclusive of averaging will be effective January 1, 2029.
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

	Standardized			Advanced
(in millions, except ratios)	September 30, 2026	December 31, 2025	Capital ratio requirements(a)	September 30, 2026	December 31, 2025		Capital ratio requirements(a)
Risk-based capital metrics:
CET1 capital	$304,146	$288,469		$304,146	$288,469
Tier 1 capital	324,229	307,630		324,229	307,630
Total capital	367,011	343,843		350,314	328,962	(b)
Risk-weighted assets	2,177,516	1,981,692		2,172,742	2,045,249	(b)
CET1 capital ratio	14.0%	14.6%	11.5%	14.0%	14.1%		11.5%
Tier 1 capital ratio	14.9	15.5	13.0	14.9	15.0		13.0
Total capital ratio	16.9	17.4	15.0	16.1	16.1		15.0
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

Three months ended (in millions, except ratios)	September 30, 2026	December 31, 2025	Capital ratio requirements(b)
Leverage-based capital metrics:
Adjusted average assets(a)	$4,965,475	$4,472,394
Tier 1 leverage ratio	6.5%	6.9%	4.0%
Total leverage exposure	$5,932,201	$5,302,001
SLR	5.5%	5.8%	4.3%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill (inclusive of estimated equity method goodwill) and other intangible assets.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm for the quarter ended September 30, 2026. The current requirement reflects the eSLR final rule which the Firm early adopted effective January 1, 2026. For the year ended December 31, 2025, the SLR requirement was 5.0%. Refer to Key Regulatory Developments on pages 45-46 and Note 21 for additional information related to the eSLR final rule.

Capital components
The following table presents reconciliations of total stockholders’ equity to CET1 capital, Tier 1 capital and Total capital as of September 30, 2026 and December 31, 2025.

(in millions)	September 30, 2026	December 31, 2025
Total stockholders’ equity	$372,368	$362,438
Less: Preferred stock	21,040	20,045
Common stockholders’ equity	351,328	342,393
Add:
Certain deferred tax liabilities(a)	2,897	2,916
Other CET1 capital adjustments(b)	6,441	(198)
Less:
Goodwill(c)	54,142	54,082
Other intangible assets	2,378	2,560
Standardized/Advanced CET1 capital	$304,146	$288,469
Add: Preferred stock	21,040	20,045
Less: Other Tier 1 adjustments	957	884
Standardized/Advanced Tier 1 capital	$324,229	$307,630
Long-term debt and other instruments qualifying as Tier 2 capital	$17,759	$13,539
Qualifying allowance for credit losses(d)	25,938	23,733
Other	(915)	(1,059)
Standardized Tier 2 capital	$42,782	$36,213
Standardized Total capital	$367,011	$343,843
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(e)(f)	(16,697)	(14,881)
Advanced Tier 2 capital	$26,085	$21,332
Advanced Total capital	$350,314	$328,962
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2026 and December 31, 2025, included a net reduction for certain deferred tax assets related to tax attribute carryforwards of $665 million and $1.8 billion, respectively, and a net benefit associated with cash flow hedges and debit valuation adjustments ("DVA") related to structured notes recorded in AOCI of $8.2 billion and $2.6 billion, respectively.
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

Capital rollforward
The following table presents the changes in CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2026.

Nine months ended September 30, (in millions)	2026
Standardized/Advanced CET1 capital at December 31, 2025	$288,469
Net income applicable to common equity	52,065
Dividends declared on common stock	(12,533)
Net purchase of treasury stock	(14,846)
Changes in additional paid-in capital	(221)
Changes related to AOCI applicable to capital:
Unrealized gains/(losses) on investment securities	(9,974)
Translation adjustments, net of hedges(a)	(217)
Fair value hedges	56
Defined benefit pension and other postretirement employee benefit (“OPEB”) plans	220
Changes related to other CET1 capital adjustments(b)	1,127
Change in Standardized/Advanced CET1 capital	15,677
Standardized/Advanced CET1 capital at September 30, 2026	$304,146
Standardized/Advanced Tier 1 capital at December 31, 2025	$307,630
Change in CET1 capital	15,677
Net issuances of noncumulative perpetual preferred stock	995
Other	(73)
Change in Standardized/Advanced Tier 1 capital	16,599
Standardized/Advanced Tier 1 capital at September 30, 2026	$324,229
Standardized Tier 2 capital at December 31, 2025	$36,213
Change in long-term debt and other instruments qualifying as Tier 2(c)	4,220
Change in qualifying allowance for credit losses	2,205
Other	144
Change in Standardized Tier 2 capital	6,569
Standardized Tier 2 capital at September 30, 2026	$42,782
Standardized Total capital at September 30, 2026	$367,011
Advanced Tier 2 capital at December 31, 2025	$21,332
Change in long-term debt and other instruments qualifying as Tier 2(c)	4,220
Change in qualifying allowance for credit losses(d)	389
Other	144
Change in Advanced Tier 2 capital	4,753
Advanced Tier 2 capital at September 30, 2026	$26,085
Advanced Total capital at September 30, 2026	$350,314
(a)Includes foreign currency translation adjustments and the impact of related derivative hedges.
(b)Includes deductions for certain deferred tax assets related to tax attribute carryforwards.
(c)Includes issuances of a total of $6.0 billion of subordinated notes due 2037 and 2041. Refer to Long-term funding on page 58 of this Form 10-Q and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s subordinated debt.
(d)As of December 31, 2025, included an incremental $468 million allowance for credit losses, on certain assets associated with First Republic to which the Standardized approach was applied, as permitted by the transition provisions in the U.S. capital rules.

RWA rollforward
The following table presents changes in the components of RWA under Standardized and Advanced approaches for the nine months ended September 30, 2026. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2026 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2025	$1,889,409	$92,283	$1,981,692	$1,493,805	$92,998	$458,446	$2,045,249
Model & data changes(a)	(1,530)	(203)	(1,733)	(61,539)	(203)	—	(61,742)
Movement in portfolio levels(b)	179,298	18,259	197,557	170,791	19,851	(1,407)	189,235
Changes in RWA	177,768	18,056	195,824	109,252	19,648	(1,407)	127,493
September 30, 2026	$2,067,177	$110,339	$2,177,516	$1,603,057	$112,646	$457,039	$2,172,742
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
(c)As of September 30, 2026 and December 31, 2025, the Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $292.5 billion and $268.5 billion, respectively; and the Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $301.0 billion and $223.0 billion, respectively.
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
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 96 of JPMorganChase’s 2025 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2026	December 31, 2025
Tier 1 capital	$324,229	$307,630
Total average assets	5,021,373	4,529,418
Less: Regulatory capital adjustments(a)	55,898	57,024
Total adjusted average assets(b)	4,965,475	4,472,394
Add: Off-balance sheet exposures(c)	966,726	829,607
Total leverage exposure	$5,932,201	$5,302,001
SLR	5.5%	5.8%
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
The following table presents the capital allocated to each LOB and Corporate.

(in billions)	September 30, 2026		December 31, 2025
Consumer & Community Banking	$61.5		$56.0
Commercial & Investment Bank	175.0	(a)	149.5
Asset & Wealth Management	16.0		16.0
Corporate	98.8	(a)	120.9
Total common stockholders’ equity	$351.3		$342.4
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
On September 15, 2026, the Firm announced that its Board of Directors had declared a quarterly common stock dividend of $1.65 per share, payable on October 31, 2026, an increase from the prior dividend of $1.50 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock repurchases
On June 24, 2026, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2026. Through June 30, 2026, the Firm was authorized to purchase up to $50 billion of common shares under its previously-approved common share repurchase program that was announced on July 1, 2025.
The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Total number of shares of common stock repurchased	3.1	28.0	52.3	87.7
Aggregate purchase price of common stock repurchases(a)	$1,057	$8,315	$16,088	$23,378
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
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 202-203 of this Form 10-Q and page 33 of JPMorganChase’s 2025 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends were $305 million and $282 million, and $889 million and $819 million, for the three and nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, the Firm issued and redeemed certain series of noncumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.

Capital planning and stress testing
Comprehensive Capital Analysis and Review
The Firm's current SCB requirement is 2.5% based on the current rules and will remain in effect through December 31, 2027. The Firm’s Standardized CET1 capital ratio requirement, including regulatory buffers, was 11.5% as of September 30, 2026. Refer to Key Regulatory Developments on pages 45-46 for information related to the finalized changes to the SCB requirement and stress testing framework.
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

	September 30, 2026				December 31, 2025
(in billions, except ratio)	External TLAC		LTD		External TLAC	LTD
Total eligible amount	$598.4		$255.3		$563.7	$246.0
% of RWA	27.5%		11.7%		27.6%	12.0%
Regulatory requirements	23.0		10.5		23.0	10.5
Surplus/(shortfall)	$97.6		$26.7		$93.3	$31.2
% of total leverage exposure	10.1%		4.3%		10.6%	4.6%
Regulatory requirements	8.8	(a)	3.8	(a)	9.5	4.5
Surplus/(shortfall)	$79.4		$32.9		$60.1	$7.4
(a)The current requirements reflect the eSLR final rule which the Firm early adopted effective January 1, 2026. Refer to Key Regulatory Developments on pages 45-46 for additional information related to the eSLR final rule.
Refer to Liquidity Risk Management on pages 53-59 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital.

September 30, 2026
(in millions)	Actual	Minimum
Net capital	$32,467	$7,633
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities (“MREL”). As of September 30, 2026, J.P. Morgan Securities plc was compliant with its MREL requirements.
The following table presents J.P. Morgan Securities plc’s risk-based and leverage-based capital metrics.

September 30, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$56,533
CET1 capital ratio	16.2%	4.5%
Tier 1 capital ratio	20.4	6.0
Total capital ratio	23.6	8.0
Tier 1 leverage ratio	5.1	3.3	(b)
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2026 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
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
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of September 30, 2026, JPMSE was compliant with its MREL requirements.
The following table presents JPMSE’s risk-based and leverage-based capital metrics.

September 30, 2026	Estimated	Regulatory Minimum ratios(a)
(in millions, except ratios)
Total capital	$59,110
CET1 capital ratio	16.4%	4.5%
Tier 1 capital ratio	18.8	6.0
Total capital ratio	30.9	8.0
Tier 1 leverage ratio	6.2	3.0
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital and leverage ratios as of September 30, 2026 exceeded the minimum requirements, including the additional capital requirements specified by EU regulators.
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2026	June 30, 2026	September 30, 2025
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$276,499	$280,257	$308,298
Eligible securities(b)(c)	718,609	695,155	638,020
Total HQLA(d)	$995,108	$975,412	$946,318
Net cash outflows	$879,872	$885,521	$858,157
LCR	113%	110%	110%
Net excess eligible HQLA(d)	$115,236	$89,891	$88,161
JPMorgan Chase Bank, N.A.:
LCR	119%	118%	117%
Net excess eligible HQLA	$172,337	$164,579	$152,886
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
The Firm’s average LCR for the three months ended September 30, 2026 increased, compared with the three months ended June 30, 2026, predominantly driven by a reduction in the use of liquidity resources in support of Markets activities in CIB.
The Firm’s average LCR for the three months ended September 30, 2026 increased, compared with the three months ended September 30, 2025, driven by a reduction in the use of liquidity sources in support of Markets activities in CIB, dividend payments from JPMorgan Chase Bank, N.A. to the Parent Company and long-term debt issuances, largely offset by repurchases of and dividends on common stock.
JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2026 increased, compared with the three months ended September 30, 2025, driven by higher deposits, debt issuance, and higher market values of HQLA-eligible investment securities, predominantly offset by higher lending, the use of liquidity resources in support of Markets activities in CIB, and dividend payments to the Parent Company.
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
Liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $563 billion and $548 billion as of September 30, 2026 and December 31, 2025, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The increase compared to December 31, 2025 was driven by an increase in securities from Markets activities in CIB, predominantly offset by a decrease in excess eligible HQLA securities at JPMorgan Chase Bank, N.A. and reductions in unencumbered investment securities in Treasury and CIO.
The Firm had approximately $1.5 trillion of available cash and securities as of both September 30, 2026 and December 31, 2025. For each respective period, the amount was comprised of eligible end-of-period HQLA, excluding the impact of regulatory haircuts, of approximately $947 billion and $915 billion, and unencumbered marketable securities with a fair value of approximately $563 billion and $548 billion.
The Firm also had available borrowing capacity at the FHLBs and the discount window at the Federal Reserve Banks as a result of collateral pledged by the Firm to such banks of approximately $487 billion and $449 billion as of September 30, 2026 and December 31, 2025, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Banks discount window and other central banks. Available borrowing capacity increased, compared to December 31, 2025, due to a higher amount of commercial loans and credit card receivables pledged at the Federal Reserve Banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Banks discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
For the three months ended September 30, 2026, both the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's interpretation of the final NSFR rule. Refer to the Firm's U.S. NSFR Disclosure report for the quarters ended June 30, 2026 and March 31, 2026 on the Firm’s website for additional information.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2026 and December 31, 2025, and the average deposit balances for the three and nine months ended September 30, 2026 and 2025, respectively.

	September 30, 2026	December 31, 2025	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2026	2025	2026	2025
Consumer & Community Banking	$1,104,429	$1,072,792	$1,097,118	$1,058,025	$1,089,649	$1,057,371
Commercial & Investment Bank	1,336,125	1,193,338	1,309,689	1,194,410	1,275,652	1,157,201
Asset & Wealth Management	261,008	257,316	253,528	241,454	255,775	244,635
Corporate	79,231	35,874	73,632	30,670	53,547	27,797
Total Firm	$2,780,793	$2,559,320	$2,733,967	$2,524,559	$2,674,623	$2,487,004
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
Average deposits increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting:
•an increase in CIB due to net inflows related to client-driven activities, primarily in Payments, partially offset by net maturities of structured notes in Markets,
•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives,
•an increase in CCB driven by growth in new accounts, largely offset by continued customer spending, and
•an increase in AWM primarily driven by growth in
both new accounts and balances in existing accounts, reflecting the impact of higher-yielding product offerings.
Average deposits increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting:
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
Period-end deposits increased from December 31, 2025, reflecting:
•an increase in CIB due to net inflows related to client-driven activities, primarily in Payments and Securities Services,

•an increase in Corporate as a result of growth in new accounts related to the Firm's international consumer initiatives,
•an increase in CCB predominantly driven by growth in new accounts, and
•an increase in AWM driven by growth in both new accounts and balances in existing accounts, including the impact of higher-yielding product offerings, offset by continued migration into other investment products and seasonal tax outflows.
Refer to the Firm’s Consolidated Balance Sheets Analysis and the Business Segment & Corporate Results on pages 15-17 and pages 21-43, respectively, for further information on deposit and liability balance trends. Refer to Note 3 for further information on structured notes.
Certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the FDIC provides deposit insurance protection for deposits placed in a U.S. depository institution. At September 30, 2026 and December 31, 2025, Firmwide estimated uninsured deposits were $1,780.9 billion and $1,558.6 billion, respectively, primarily reflecting wholesale operating deposits. Refer to pages 103–104 of JPMorganChase's 2025 Form 10-K for additional information on the Firm's total uninsured deposits.
The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	September 30, 2026		December 31, 2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$139,592	$91,164	$123,236	$71,477
Over three months but within 6 months	13,960	7,322	14,381	14,184
Over six months but within 12 months	9,794	1,856	4,004	1,256
Over 12 months	515	3,620	664	2,382
Total	$163,861	$103,962	$142,285	$89,299
The table below shows the deposit and loan balances, deposits as a percentage of total liabilities, and the loans-to-deposits ratios, as of September 30, 2026 and December 31, 2025.

(in billions, except ratios)	September 30, 2026	December 31, 2025
Deposits	$2,780.8	$2,559.3
Deposits as a % of total liabilities	59%	63%
Loans	$1,584.6	$1,493.4
Loans-to-deposits ratio	57%	58%
The following table provides a summary of the average balances and average interest rates of JPMorganChase’s deposits for the three and nine months ended September 30, 2026 and 2025.

(in millions)	Average balances				Average interest rates
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
U.S. offices
Noninterest-bearing	$615,164	$577,061	$595,511	$569,457	NA	NA	NA	NA
Interest-bearing
Demand(a)	349,637	327,328	344,014	317,697	2.74%	3.37%	2.71%	3.37%
Savings(b)	922,196	878,207	919,351	867,262	1.27	1.47	1.27	1.40
Time	244,695	222,748	238,195	224,140	3.61	4.01	3.62	4.02
Total interest-bearing deposits	1,516,528	1,428,283	1,501,560	1,409,099	1.98	2.30	1.98	2.26
Total deposits in U.S. offices	2,131,692	2,005,344	2,097,071	1,978,556	1.43	1.63	1.42	1.62
Non-U.S. offices
Noninterest-bearing	39,934	33,540	39,386	30,893	NA	NA	NA	NA
Interest-bearing
Demand	464,048	394,833	443,191	384,374	2.30	2.30	2.18	2.39
Time	98,293	90,842	94,975	93,181	4.32	4.72	4.25	4.81
Total interest-bearing deposits	562,341	485,675	538,166	477,555	2.66	2.74	2.55	2.87
Total deposits in non-U.S. offices	602,275	519,215	577,552	508,448	2.50	2.58	2.38	2.70
Total deposits	$2,733,967	$2,524,559	$2,674,623	$2,487,004	1.67%	1.83%	1.62%	1.83%
(a)Includes Negotiable Order of Withdrawal accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts.
Refer to Note 15 for additional information on deposits.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2026 and December 31, 2025, and average balances for the three and nine months ended September 30, 2026 and 2025, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-17 and Note 10 for additional information.
Sources of funds (excluding deposits)

	September 30, 2026	December 31, 2025	Average
			Three months ended September 30,		Nine months ended September 30,
(in millions)			2026	2025	2026	2025
Commercial paper	$13,232	$12,111	$13,217	$10,753	$11,253	$12,028
Other borrowed funds	15,124	15,031	18,020	14,976	18,010	14,156
Federal funds purchased	20	199	1,044	1,330	1,163	1,480
Total short-term unsecured funding	$28,376	$27,341	$32,281	$27,059	$30,426	$27,664
Securities sold under agreements to repurchase(a)	$687,888	$433,161	$668,990	$555,858	$674,024	$520,426
Securities loaned(a)	15,484	9,036	12,850	10,732	13,739	8,859
Other borrowed funds	42,983	37,634	42,643	40,876	41,739	38,213
Obligations of Firm-administered multi-seller conduits(b)	17,231	18,174	17,366	18,864	17,462	17,758
Total short-term secured funding	$763,586	$498,005	$741,849	$626,330	$746,964	$585,256
Senior notes	$208,522	$210,571	$215,007	$208,269	$213,811	$208,695
Subordinated debt	24,925	20,101	24,910	19,150	23,299	17,189
Structured notes(c)	156,345	130,621	154,434	117,500	147,217	109,324
Total long-term unsecured funding	$389,792	$361,293	$394,351	$344,919	$384,327	$335,208
Credit card securitization(b)	$5,856	$5,884	$6,861	$6,306	$6,356	$5,669
FHLB advances	15,102	18,159	17,122	20,993	17,975	23,602
Purchase Money Note(d)	49,611	49,435	49,571	49,340	49,513	49,284
Other long-term secured funding(e)	5,655	6,319	5,987	5,590	6,158	5,525
Total long-term secured funding	$76,224	$79,797	$79,541	$82,229	$80,002	$84,080
Preferred stock(f)	$21,040	$20,045	$21,040	$20,045	$20,764	$20,035
Common stockholders’ equity(f)	$351,328	$342,393	$351,360	$336,335	$345,223	$330,203
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
(f)Refer to Capital Risk Management on pages 45-52 and Consolidated statements of changes in stockholders’ equity on page 95 of this Form 10-Q, and Note 21 and Note 22 of JPMorganChase’s 2025 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s primary source of short-term secured funding is securities sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2026, compared with December 31, 2025, driven by Markets, reflecting higher client-driven market-making activities and higher secured financing of trading assets, as well as when compared with seasonally lower levels at year-end.
The increases in secured other borrowed funds at September 30, 2026 from December 31, 2025, and for the average nine months ended September 30, 2026, compared to the prior year, were primarily driven by higher funding requirements in Treasury and CIO and Markets.
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
The increase in commercial paper for the average three months ended September 30, 2026, compared to the prior year, was primarily driven by strategic short-term liquidity management.
The increase in unsecured other borrowed funds for the average three and nine months ended September 30, 2026, compared to the prior year, was primarily driven by an increase in the fair value of structured notes in Markets and net issuances of such instruments due to client demand.

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
Unsecured funding and issuance
The significant majority of the Firm’s total outstanding long-term debt has been issued by the Parent Company to provide flexibility in support of the funding needs of both bank and non-bank subsidiaries. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The increases in structured notes at September 30, 2026 from December 31, 2025 and for the average three and nine months ended September 30, 2026, compared to the prior year, were primarily driven by net issuances in Markets due to client demand and an increase in the fair value of such instruments.
The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2026 and 2025. Refer to Liquidity Risk Management on pages 100–107 and Note 20 of JPMorganChase’s 2025 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$6,000	$—	$22,500	$14,000	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	3,831	2,084	—	—	—	—
Total senior notes	6,000	—	26,331	16,084	—	—	—	—
Subordinated debt	3,000	4,000	6,000	4,000	—	—	—	—
Structured notes(a)	1,136	1,505	3,068	3,535	23,087	17,296	77,060	52,329
Total long-term unsecured funding – issuance	$10,136	$5,505	$35,399	$23,619	$23,087	$17,296	$77,060	$52,329
Maturities/redemptions
Senior notes	$3,250	$2,503	$19,183	$19,707	$—	$—	$25	$65
Subordinated debt	—	300	—	317	—	—	—	—
Structured notes	548	1,026	2,098	1,863	17,263	15,970	53,792	41,027
Total long-term unsecured funding – maturities/redemptions	$3,798	$3,829	$21,281	$21,887	$17,263	$15,970	$53,817	$41,092
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Secured funding and issuance
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the credit card securitization and the FHLB advances, as well as other long-term secured funding sources, with their respective maturities or redemptions, as applicable, for the three and nine months ended September 30, 2026 and 2025, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
(in millions)	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
Credit card securitization	$—	$1,498	$1,150	$1,000	$1,249	$1,498	$1,150	$1,000
FHLB advances	—	6,500	2,450	6,701	4,500	6,500	7,571	13,443
Other long-term secured funding(a)	561	335	604	288	1,057	1,082	1,383	1,181
Total long-term secured funding	$561	$8,333	$4,204	$7,989	$6,806	$9,080	$10,104	$15,624
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
The credit ratings of the Parent Company and certain of its principal subsidiaries as of September 30, 2026 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan SE			J.P. Morgan Securities LLC J.P. Morgan Securities plc
September 30, 2026	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A1	P-1	Stable	Aa2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A	A-1	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable	AA-	A-1+	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
Refer to page 107 of JPMorganChase’s 2025 Form 10-K for a discussion of the factors that could affect the credit ratings of the Parent Company and the above subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and Allowance for Credit Losses on pages 62-77 for a further discussion of Credit Risk.
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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 62-65 and Note 11 for further discussions of the consumer credit environment, consumer loans and nonperforming exposure. Refer to Wholesale Credit Portfolio on pages 66-74 and Note 11 for further discussions of the wholesale credit environment, wholesale loans and nonperforming exposure.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Loans retained	$1,497,159	$1,408,905	$8,053	$8,273
Loans held-for-sale	15,824	13,840	273	67
Loans at fair value	71,658	70,684	1,040	1,517
Total loans	1,584,641	1,493,429	9,366	9,857
Derivative receivables	78,811	57,777	149	204
Receivables from customers(a)	76,885	47,336	—	—
Total credit-related assets	1,740,337	1,598,542	9,515	10,061
Assets acquired in loan satisfactions
Real estate owned	NA	NA	447	267
Other	NA	NA	34	31
Total assets acquired in loan satisfactions	NA	NA	481	298
Lending-related commitments	1,934,100	1,817,307	717	925
Total credit portfolio	$3,674,437	$3,415,849	$10,713	$11,284
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(25,960)	$(24,383)	$—	$—
Liquid securities and other cash collateral held against derivatives	(36,031)	(28,891)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $267 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The following table provides information about the Firm’s net charge-offs.

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net charge-offs	$2,204	$2,593	$6,886	$7,335
Average retained loans	1,472,757	1,351,472	1,436,647	1,319,677
Net charge-off rates	0.59%	0.76%	0.64%	0.74%

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
The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
(in millions)	Credit exposure		Nonaccrual loans(i)
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Consumer, excluding credit card
Residential real estate(a)	$299,642	$303,531	$3,618	$3,632
Auto and other(b)(c)	67,564	65,210	233	243
Total loans – retained	367,206	368,741	3,851	3,875
Loans held-for-sale	301	334	89	59
Loans at fair value(d)	25,595	33,183	610	739
Total consumer, excluding credit card loans	393,102	402,258	4,550	4,673
Lending-related commitments(e)	47,668	43,587
Total consumer exposure, excluding credit card	440,770	445,845
Credit card
Loans retained(f)	252,697	247,797	NA	NA
Total credit card loans	252,697	247,797	NA	NA
Lending-related commitments(e)(g)	1,251,607	1,177,766
Total credit card exposure	1,504,304	1,425,563
Total consumer credit portfolio	$1,945,074	$1,871,408	$4,550	$4,673
Credit-related notes used in credit portfolio management activities(h)	$(617)	$(485)

	Three months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2026	2025	2026	2025	2026	2025
Consumer, excluding credit card
Residential real estate	$(18)	$(61)	$300,160	$304,440	(0.02)%	(0.08)%
Auto and other	161	173	66,832	65,633	0.96	1.05
Total consumer, excluding credit card - retained	143	112	366,992	370,073	0.15	0.12
Credit card - retained	1,829	1,859	250,180	234,354	2.90	3.15
Total consumer - retained	$1,972	$1,971	$617,172	$604,427	1.27%	1.29%

	Nine months ended September 30,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(j)
	2026	2025	2026	2025	2026	2025
Consumer, excluding credit card
Residential real estate	$(48)	$(107)	$301,380	$305,969	(0.02)%	(0.05)%
Auto and other	478	511	65,811	66,197	0.97	1.03
Total consumer, excluding credit card - retained	430	404	367,191	372,166	0.16	0.15
Credit card - retained	5,895	5,777	244,364	229,044	3.23	3.37
Total consumer - retained	$6,325	$6,181	$611,555	$601,210	1.38%	1.37%
(a)Includes scored mortgage and home equity loans held in CCB and AWM.
(b)At September 30, 2026 and December 31, 2025, excluded operating lease assets of $21.6 billion and $20.0 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
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
(i)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $267 million and $198 million, respectively. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Average consumer loans held-for-sale and loans at fair value were $28.0 billion and $23.6 billion for the three months ended September 30, 2026 and 2025, respectively, and $28.4 billion and $21.4 billion for the nine months ended September 30, 2026 and 2025, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.
Consumer, excluding credit card
Portfolio analysis
Loans decreased compared to December 31, 2025, driven by lower residential real estate loans, including loans at fair value and retained loans.
Residential real estate
The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans decreased compared to December 31, 2025, driven by paydowns, predominantly offset by originations. Net recoveries were lower for the three and nine months ended September 30, 2026 compared to the same periods in the prior year, reflecting lower loan sales.
Loans held-for-sale decreased compared to December 31, 2025, reflecting loan securitizations. Nonaccrual loans held-for-sale increased compared to December 31, 2025, reflecting transfers from retained loans in anticipation of sale.
Loans at fair value decreased compared to December 31, 2025 as sales outpaced purchases in CIB, partially offset by originations outpacing warehouse loan sales in Home Lending. Nonaccrual loans at fair value decreased compared to December 31, 2025, primarily driven by loan sales in CIB.
The carrying value of retained interest-only residential mortgage loans was $89.5 billion and $88.8 billion at September 30, 2026 and December 31, 2025, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. The credit performance of this portfolio is comparable to the performance of the broader prime mortgage portfolio.
The carrying value of retained home equity lines of credit outstanding was $13.2 billion at September 30, 2026, including $3.3 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified, and $2.9 billion of interest-only balloon HELOCs, which primarily mature after 2030.
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

(in millions)	September 30, 2026	December 31, 2025
Current	$431	$840
30-89 days past due	91	121
90 or more days past due	267	198
Total government guaranteed loans	$789	$1,159
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

Auto and other
The auto and other loan portfolio, including loans at fair value, generally consists of prime-quality scored auto and business banking loans, other consumer unsecured loans, and overdrafts. Net charge-offs decreased for the three and nine months ended September 30, 2026 compared to the same periods in the prior year, primarily due to lower scored auto net charge-offs, reflecting improved used vehicle valuations and portfolio quality.
Nonperforming assets
The following table presents information as of September 30, 2026 and December 31, 2025, on consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2026	December 31, 2025
Nonaccrual loans
Residential real estate	$4,297	$4,381
Auto and other	253	292
Total nonaccrual loans	4,550	4,673
Assets acquired in loan satisfactions
Real estate owned	99	103
Other	34	31
Total assets acquired in loan satisfactions	133	134
Total nonperforming assets	$4,683	$4,807
(a)Excludes mortgage loans past due and insured by U.S. government agencies, which are primarily 90 or more days past due. These loans have been excluded based upon the government guarantee. At September 30, 2026 and December 31, 2025, mortgage loans 90 or more days past due and insured by U.S. government agencies were $267 million and $198 million, respectively.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2026 and 2025.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2026	2025
Beginning balance	$4,673	$3,926
Additions	2,582	3,663
Reductions:
Principal payments and other	773	689
Sales	503	768
Charge-offs	447	482
Returned to performing status	804	887
Foreclosures and other liquidations	178	163
Total reductions	2,705	2,989
Net changes	(123)	674
Ending balance	$4,550	$4,600
Refer to Note 11 for further information on the consumer credit portfolio, including delinquencies, other credit quality indicators and loans that were in the process of active or suspended foreclosure.

Credit card
Total credit card loans increased compared to December 31, 2025, reflecting growth from new accounts. The September 30, 2026 30+ and 90+ day delinquency rates of 1.97% and 0.96%, respectively, decreased compared to the December 31, 2025 30+ and 90+ day delinquency rates of 2.16% and 1.10%, respectively, reflecting favorable credit performance. Net charge-offs increased for the nine months ended September 30, 2026 compared to the same period in the prior year, reflecting loan growth.
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
As of September 30, 2026, loans increased by $95.5 billion, driven by higher loans in CIB and higher securities-based lending and custom lending in AWM, both as a result of higher client demand. Lending-related commitments increased by $38.9 billion, driven by higher commitments in CIB.
As of September 30, 2026, nonperforming exposure decreased $447 million, driven by certain exposures in Technology, Media & Telecommunications, Real Estate and Individuals, partially offset by Consumer & Retail. The decrease in nonperforming exposure was driven by the impact of paydowns and charge-offs, predominantly offset by net downgrades.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Loans retained	$877,256	$792,367	$4,202	$4,398
Loans held-for-sale	15,523	13,506	184	8
Loans at fair value	46,063	37,501	430	778
Loans	938,842	843,374	4,816	5,184
Derivative receivables	78,811	57,777	149	204
Receivables from customers(a)	76,885	47,336	—	—
Total wholesale credit-related assets	1,094,538	948,487	4,965	5,388
Assets acquired in loan satisfactions
Real estate owned	NA	NA	348	164
Total assets acquired in loan satisfactions	NA	NA	348	164
Lending-related commitments	634,825	595,954	717	925
Total wholesale credit portfolio	$1,729,363	$1,544,441	$6,030	$6,477
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(25,343)	$(23,898)	$—	$—
Liquid securities and other cash collateral held against derivatives	(36,031)	(28,891)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2026 and December 31, 2025. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment-grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
September 30, 2026 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$328,364	$361,153	$187,739	$877,256	$595,453	$281,803	$877,256	68%
Derivative receivables				78,811			78,811
Less: Liquid securities and other cash collateral held against derivatives				(36,031)			(36,031)
Total derivative receivables, net of collateral	18,172	15,444	9,164	42,780	30,668	12,112	42,780	72
Lending-related commitments	162,703	439,875	32,247	634,825	408,766	226,059	634,825	64
Subtotal	509,239	816,472	229,150	1,554,861	1,034,887	519,974	1,554,861	67
Loans held-for-sale and loans at fair value(a)				61,586			61,586
Receivables from customers				76,885			76,885
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,693,332			$1,693,332
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(14,684)	$(5,938)	$(4,721)	$(25,343)	$(19,530)	$(5,813)	$(25,343)	77%

	Maturity profile(d)				Ratings profile
December 31, 2025 (in millions, except ratios)	1 year or less	After 1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
Loans retained	$271,648	$330,900	$189,819	$792,367	$541,364	$251,003	$792,367	68%
Derivative receivables				57,777			57,777
Less: Liquid securities and other cash collateral held against derivatives				(28,891)			(28,891)
Total derivative receivables, net of collateral	7,941	6,836	14,109	28,886	19,721	9,165	28,886	68
Lending-related commitments	155,797	412,594	27,563	595,954	383,106	212,848	595,954	64
Subtotal	435,386	750,330	231,491	1,417,207	944,191	473,016	1,417,207	67
Loans held-for-sale and loans at fair value(a)				51,007			51,007
Receivables from customers				47,336			47,336
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,515,550			$1,515,550
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(5,356)	$(17,424)	$(1,118)	$(23,898)	$(17,831)	$(6,067)	$(23,898)	75%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2026, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures that are deemed to be criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $52.1 billion and $48.5 billion as of September 30, 2026 and December 31, 2025, representing approximately 3.3% and 3.4% of total wholesale credit exposure, respectively; of the $52.1 billion, $47.0 billion was performing. The increase in criticized exposure was predominantly driven by certain exposures in Consumer & Retail and Technology, Media & Telecommunications, primarily resulting from downgrades and new lending-related commitments, including held-for-sale commitments.
The table below summarizes by industry the Firm’s exposures as of September 30, 2026 and December 31, 2025. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorganChase's 2025 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the nine months ended September 30, 2026 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$233,847	$159,010	$62,090	$11,219	$1,528	$337	$61	$(48)	$—
Individuals and Individual Entities(b)	205,508	171,360	33,186	774	188	1,206	13	—	—
Asset Managers	186,592	143,541	42,653	398	—	520	—	—	(16,504)
Consumer & Retail	145,249	68,664	66,773	8,930	882	152	178	(684)	—
Technology, Media & Telecommunications	104,431	48,861	43,025	12,010	535	50	5	(2,664)	—
Industrials	88,473	46,838	38,046	3,235	354	137	50	(22)	(10)
Banks & Finance Companies	82,299	46,950	34,536	807	6	1	8	(205)	(502)
Healthcare	73,405	48,453	21,806	2,678	468	109	95	(160)	(32)
Utilities	45,096	29,314	14,290	1,216	276	1	7	(88)	(12)
Oil & Gas	44,362	23,735	19,473	679	475	84	23	(24)	—
Automotive	38,846	20,178	17,361	1,305	2	2	1	(280)	—
State & Municipal Govt(c)	34,880	33,454	1,412	2	12	31	5	(1)	(3)
Insurance	26,990	18,390	8,224	366	10	6	20	—	(9,374)
Chemicals & Plastics	23,267	11,734	10,548	907	78	2	—	(106)	—
Transportation	22,589	12,429	9,264	876	20	155	15	(42)	—
Metals & Mining	20,434	8,644	11,367	397	26	1	—	(49)	(2)
Central Govt	18,157	17,602	332	47	176	—	—	(1,893)	(1,196)
Securities Firms	8,886	4,842	3,864	180	—	—	—	—	(2,607)
Financial Markets Infrastructure	7,356	6,936	352	68	—	—	—	14	—
All other(d)	180,225	148,753	30,545	895	32	9	80	(19,091)	(5,789)
Subtotal	$1,590,892	$1,069,688	$469,147	$46,989	$5,068	$2,803	$561	$(25,343)	$(36,031)
Loans held-for-sale and loans at fair value	61,586
Receivables from customers	76,885
Total(e)	$1,729,363

(continued from previous page)
						Selected metrics
			Noninvestment-grade			30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended December 31, 2025 (in millions)	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
Real Estate	$224,858	$155,712	$57,478	$9,967	$1,701	$959	$380	$(99)	$—
Individuals and Individual Entities(b)	167,700	138,142	28,677	460	421	1,012	(15)	—	—
Asset Managers	152,848	117,426	35,113	304	5	105	1	(5)	(10,626)
Consumer & Retail	133,945	63,523	62,382	7,425	615	115	234	(311)	—
Technology, Media & Telecommunications	97,816	44,373	42,507	10,135	801	37	281	(1,078)	—
Industrials	80,606	44,078	33,166	3,101	261	470	18	(68)	—
Banks & Finance Companies	75,653	41,904	32,826	903	20	16	8	(574)	(657)
Healthcare	72,218	48,888	19,713	3,059	558	12	191	(67)	—
Utilities	39,005	24,840	12,519	1,254	392	1	63	(203)	—
Oil & Gas	36,497	21,825	14,076	347	249	52	48	(51)	—
Automotive	35,984	19,602	15,397	958	27	109	3	(277)	—
State & Municipal Govt(c)	32,484	31,372	1,100	3	9	30	—	(3)	—
Insurance	25,031	17,511	7,352	168	—	6	—	(20)	(8,310)
Chemicals & Plastics	23,790	11,251	10,355	2,091	93	2	82	(239)	—
Transportation	20,861	11,450	9,097	285	29	11	(3)	(135)	—
Metals & Mining	17,767	7,459	9,883	406	19	22	4	(39)	(67)
Central Govt	15,164	14,666	245	44	209	8	—	(1,258)	(1,273)
Securities Firms	7,966	4,372	3,593	—	1	1	—	(13)	(2,458)
Financial Markets Infrastructure	5,734	5,306	358	70	—	—	—	—	—
All other(d)	180,171	148,214	29,887	1,953	117	3	303	(19,458)	(5,500)
Subtotal	$1,446,098	$971,914	$425,724	$42,933	$5,527	$2,971	$1,598	$(23,898)	$(28,891)
Loans held-for-sale and loans at fair value	51,007
Receivables from customers	47,336
Total(e)	$1,544,441
(a)The industry rankings presented in the table as of December 31, 2025, are based on the industry rankings of the corresponding exposures as of September 30, 2026, not actual rankings of such exposures as of December 31, 2025.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB, and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2026 and December 31, 2025 noted above, the Firm held: $8.4 billion and $6.1 billion, respectively, of trading assets; $16.1 billion and $20.2 billion, respectively, of AFS securities; and $7.9 billion and $8.6 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Notes 2 and 9 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at September 30, 2026, and 95% and 5%, respectively, at December 31, 2025. Refer to Note 13 for more information on exposures to SPEs.
(e)Excludes cash placed with banks of $318.2 billion and $333.8 billion, at September 30, 2026 and December 31, 2025, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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
Real Estate
Real Estate exposure was $233.8 billion as of September 30, 2026. Criticized exposure increased by $1.1 billion from $11.7 billion at December 31, 2025 to $12.7 billion at September 30, 2026, driven by net downgrades, largely offset by net portfolio activity.

September 30, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$130,799	$2	$130,801	77%	91%
Other Income Producing Properties(b)	29,284	81	29,365	42	56
Services and Non Income Producing	22,189	177	22,366	58	41
Industrial	19,708	5	19,713	76	69
Office	14,672	4	14,676	50	77
Retail	12,751	26	12,777	77	73
Lodging	4,147	2	4,149	25	51
Total Real Estate Exposure(c)	$233,550	$297	$233,847	68%	77%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$128,864	$25	$128,889	78%	91%
Other Income Producing Properties(b)	23,390	229	23,619	46	53
Services and Non Income Producing	20,325	130	20,455	63	35
Industrial	19,541	13	19,554	67	69
Office	15,016	39	15,055	47	80
Retail	12,879	33	12,912	79	74
Lodging	4,366	8	4,374	26	48
Total Real Estate Exposure	$224,381	$477	$224,858	69%	77%
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

Consumer & Retail
Consumer & Retail exposure was $145.2 billion as of September 30, 2026. Criticized exposure increased by $1.8 billion from $8.0 billion at December 31, 2025 to $9.8 billion at September 30, 2026, driven by net downgrades.

September 30, 2026 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$41,131	$645	$41,776	40%	44%
Retail(a)	41,072	520	41,592	54	32
Food and Beverage	33,433	702	34,135	52	34
Consumer Hard Goods	14,319	248	14,567	43	34
Leisure(b)	13,111	68	13,179	41	38
Total Consumer & Retail(c)	$143,066	$2,183	$145,249	47%	37%

December 31, 2025 (in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Business and Consumer Services	$38,160	$501	$38,661	41%	43%
Retail(a)	36,492	434	36,926	55	29
Food and Beverage	31,513	855	32,368	53	36
Consumer Hard Goods	14,824	309	15,133	43	33
Leisure(b)	10,721	136	10,857	33	45
Total Consumer & Retail	$131,710	$2,235	$133,945	47%	37%
(a)Retail consists of Home Improvement & Specialty Retailers, Discount & Drug Stores, Restaurants, Specialty Apparel, Supermarkets, and Department Stores.
(b)Leisure consists of Travel Services, Arts & Culture, Gaming, and Sports & Recreation. As of September 30, 2026, approximately 88% of the noninvestment-grade Leisure portfolio is secured.
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
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2026 and 2025. Since September 30, 2025, nonaccrual loan exposure decreased by $690 million, predominantly driven by certain exposures in Individuals, Real Estate and Technology, Media & Telecommunications, primarily resulting from paydowns, upgrades, charge-off activity and loan sales.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2026	2025
Beginning balance	$5,184	$4,911
Additions	2,784	4,194
Reductions:
Paydowns and other	1,752	1,315
Gross charge-offs	641	1,014
Returned to performing status	513	1,136
Sales	246	134
Total reductions	3,152	3,599
Net changes	(368)	595
Ending balance	$4,816	$5,506
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2026 and 2025. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.
Wholesale net charge-offs decreased by $390 million for the three months ended September 30, 2026, compared to the same period in the prior year, predominantly driven by certain exposures in SPEs and Real Estate.
Wholesale net charge-offs decreased by $593 million for the nine months ended September 30, 2026, compared to the same period in the prior year, predominantly driven by certain exposures in Commercial and Industrial, concentrated in Technology, Media & Telecommunications and Healthcare, as well as in Real Estate and SPEs.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average loans retained	$855,585	$747,045	$825,092	$718,467
Gross charge-offs	270	658	688	1,262
Gross recoveries collected	(38)	(36)	(127)	(108)
Net charge-offs	$232	$622	$561	$1,154
Net charge-off rate	0.11%	0.33%	0.09%	0.21%
The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the three and nine months ended September 30, 2026 and 2025.

Three months ended September 30, (in millions,except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net charge-offs	$36	$115	$196	$203	$—	$304	$232	$622
Average retained loans	166,004	163,360	202,574	179,262	487,007	404,423	855,585	747,045
Net charge-off rate	0.09%	0.28%	0.38%	0.45%	—%	0.30%	0.11%	0.33%

Nine months ended September 30, (in millions,except ratios)	Secured by real estate		Commercial and industrial		Other		Total
	2026	2025	2026	2025	2026	2025	2026	2025
Net charge-offs	$54	$252	$417	$579	$90	$323	$561	$1,154
Average retained loans	165,465	162,206	197,663	174,805	461,964	381,456	825,092	718,467
Net charge-off rate	0.04%	0.21%	0.28%	0.44%	0.03%	0.11%	0.09%	0.21%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk, including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For over-the-counter ("OTC") derivatives, the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% and 86% at September 30, 2026 and December 31, 2025, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements and for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets was $78.8 billion and $57.8 billion at September 30, 2026 and December 31, 2025, respectively. The increase was driven by interest rate, commodity and foreign exchange derivatives, primarily as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2026	December 31, 2025
Total, net of cash collateral	$78,811	$57,777
Liquid securities and other cash collateral held against derivative receivables	(36,031)	(28,891)
Total, net of liquid securities and other cash collateral	$42,780	$28,886
Other collateral held against derivative receivables	(1,277)	(949)
Total, net of collateral	$41,503	$27,937

Ratings profile of derivative receivables
	September 30, 2026		December 31, 2025
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$29,758	72%	$18,877	68%
Noninvestment-grade	11,745	28	9,060	32
Total	$41,503	100%	$27,937	100%
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
(in millions)	September 30, 2026	December 31, 2025
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$12,172	$9,899
Derivative receivables	13,171	13,999
Credit derivatives and credit-related notes used in credit portfolio management activities	$25,343	$23,898
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2026 was $32.0 billion, reflecting a net addition of $819 million from December 31, 2025.
The net addition to the allowance for credit losses included:
•$902 million in wholesale, largely driven by the impact of net increases in the loan and lending-related commitment portfolios and changes in the credit quality of certain exposures, and
•a net reduction of $24 million in consumer, driven by updates to certain macroeconomic variables, including improvements in home prices in the first quarter of 2026, predominantly offset by loan growth.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the third quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.3% lower than the central case at the end of the fourth quarter of 2027.

The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2026
	4Q26	2Q27	4Q27
U.S. unemployment rate(a)	4.1%	4.0%	4.0%
YoY growth in U.S. real GDP(b)	2.0%	2.2%	2.0%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
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
Refer to Consumer Credit Portfolio on pages 62-65, Wholesale Credit Portfolio on pages 66-74 and Note 11 for additional information on the consumer and wholesale credit portfolios.
Refer to Critical Accounting Estimates Used by the Firm on pages 86-88 for further information on the allowance for credit losses and related management judgments.

Allowance for credit losses and related information
	2026					2025
Nine months ended September 30,	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	763	7,298		688	8,749	814	6,865	1,262	8,941
Gross recoveries collected	(333)	(1,403)		(127)	(1,863)	(410)	(1,088)	(108)	(1,606)
Net charge-offs	430	5,895		561	6,886	404	5,777	1,154	7,335
Provision for loan losses	310	5,899		1,189	7,398	500	6,731	1,489	8,720
Other	—	(1)		(4)	(5)	—	—	5	5
Ending balance at September 30,	$1,800	$15,560		$8,912	$26,272	$1,903	$15,554	$8,278	$25,735

Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(d)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(8)	100	(d)	453	545	2	—	860	862
Other	—	—		(6)	(6)	—	—	1	1
Ending balance at September 30,	$75	$2,300		$3,235	$5,610	$84	$—	$2,880	$2,964

Impairment methodology
Asset-specific(a)	$(615)	$—		$774	$159	$(621)	$—	$838	$217
Portfolio-based	2,415	15,560		8,138	26,113	2,524	15,554	7,440	25,518
Total allowance for loan losses	$1,800	$15,560		$8,912	$26,272	$1,903	$15,554	$8,278	$25,735

Impairment methodology
Asset-specific	$—	$—		$95	$95	$—	$—	$131	$131
Portfolio-based	75	2,300	(d)	3,140	5,515	84	—	2,749	2,833
Total allowance for lending-related commitments	$75	$2,300		$3,235	$5,610	$84	$—	$2,880	$2,964
Total allowance for investment securities	NA	NA		NA	$47	NA	NA	NA	$105
Total allowance for credit losses(b)	$1,875	$17,860		$12,147	$31,929	$1,987	$15,554	$11,158	$28,804

Memo:
Retained loans, end-of-period	$367,206	$252,697		$877,256	$1,497,159	$369,859	$235,475	$764,451	$1,369,785
Retained loans, average	367,191	244,364		825,092	1,436,647	372,166	229,044	718,467	1,319,677
Credit ratios
Allowance for loan losses to retained loans	0.49%	6.16%		1.02%	1.75%	0.51%	6.61%	1.08%	1.88%
Allowance for loan losses to retained nonaccrual loans(c)	47	NA		212	326	48	NA	175	296
Allowance for loan losses to retained nonaccrual loans excluding credit card	47	NA		212	133	48	NA	175	117
Net charge-off/(recovery) rates	0.16	3.23		0.09	0.64	0.15	3.37	0.21	0.74
(a)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.
(b)At September 30, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $119 million and $285 million, respectively, associated with certain accounts receivable in CIB.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Represents the impact of the Apple Card transaction. Refer to Note 12 of this Form 10-Q and Note 13 of the Firm's 2025 Form 10-K for additional information.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	September 30, 2026		December 31, 2025
(in millions, except ratios)	Allowance for loan losses	Percentage of retained loans to total retained loans	Allowance for loan losses	Percentage of retained loans to total retained loans
Residential real estate	$752	20%	$869	21%
Auto and other	1,048	5	1,051	5
Consumer, excluding credit card	1,800	25	1,920	26
Credit card	15,560	17	15,557	18
Total consumer	17,360	42	17,477	44
Secured by real estate	2,160	11	2,226	12
Commercial and industrial	4,899	13	4,240	12
Other	1,853	34	1,822	32
Total wholesale	8,912	58	8,288	56
Total	$26,272	100%	$25,765	100%

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At September 30, 2026, the size of the Treasury and CIO investment securities portfolio, net of the allowance for credit losses, was $817.8 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate results on pages 41-43 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Liquidity Risk Management on pages 53-59 for further information on related liquidity risk. Refer to Market Risk Management on pages 79-84 for further information on the market risk inherent in the portfolio.
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
The table below presents the aggregate carrying values of the principal investment portfolios as of September 30, 2026 and December 31, 2025.

(in billions)	September 30, 2026		December 31, 2025
Tax-oriented investments, primarily in alternative energy and affordable housing	$36.0		$35.7
Private equity, various debt and equity instruments, and real assets	17.2	(a)	11.3
Total carrying value	$53.2		$47.0
(a)The increase from December 31, 2025 is primarily due to equity investments related to the Security and Resiliency Initiative.
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

Total VaR
	Three months ended
	September 30, 2026			June 30, 2026			September 30, 2025
(in millions)	Avg.	Min	Max	Avg.	Min	Max	Avg.	Min	Max
CIB trading VaR by risk type
Fixed income	$37	$33	$50	$36	$32	$45	$33	$28	$42
Foreign exchange	10	7	13	13	9	18	9	6	12
Equities	20	9	43	20	10	59	14	9	19
Commodities and other	12	10	15	14	11	17	19	13	31
Diversification benefit to CIB trading VaR(a)	(40)	NM	NM	(44)	NM	NM	(50)	NM	NM
CIB trading VaR	39	30	63	39	29	70	25	21	31
Credit Portfolio VaR(b)	14	11	17	18	14	22	21	16	27
Diversification benefit to CIB VaR(a)	(15)	NM	NM	(17)	NM	NM	(15)	NM	NM
CIB VaR	38	29	59	40	30	68	31	23	38
CCB VaR	10	9	11	7	5	9	3	2	5
AWM VaR(c)	7	6	7	8	7	10	10	9	12
Corporate VaR	30	21	46	33	11	58	10	9	12
Diversification benefit to other VaR(a)	(17)	NM	NM	(15)	NM	NM	(11)	NM	NM
Other VaR	30	22	44	33	13	57	12	11	13
Diversification benefit to CIB and other VaR(a)	(20)	NM	NM	(24)	NM	NM	(10)	NM	NM
Total VaR	$48	$36	$72	$49	$38	$76	$33	$26	$42
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
Quarter over quarter results
Average total VaR for the three months ended September 30, 2026 decreased by $1 million, when compared with June 30, 2026, driven by the sale of Visa C shares in the third quarter of 2026, predominantly offset by increased volatility in certain equity investments, both impacting Corporate VaR.
Year over year results
Average total VaR for the three months ended September 30, 2026 increased by $15 million compared with the same period in the prior year, driven by increased exposure in certain equity investments in Corporate VaR and CIB VaR, largely offset by volatility rolling out of the one-year historical look-back period in Credit Portfolio VaR and AWM VaR.
The following graph presents daily Risk Management VaR for the five trailing quarters.
Daily Risk Management VaR

Third Quarter 2025	Fourth Quarter 2025	First Quarter 2026	Second Quarter 2026	Third Quarter 2026

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
For the 12 months ended September 30, 2026, the Firm posted backtesting gains on 165 of the 259 days, and observed 23 VaR backtesting exceptions. The exceptions in the second and third quarters of 2026 were largely driven by volatility after the initial public offerings of certain equity investments held at fair value, for which the Firm uses proxies to estimate VaR when a historical daily time series is not available. For the three months ended September 30, 2026, the Firm posted backtesting gains on 29 of the 66 days, and observed nine VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2026. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s earnings-at-risk sensitivities are measures of the Firm’s interest rate exposure. The Firm’s actual net interest income for the rate changes presented may differ as the earnings-at-risk scenarios are modeled as instantaneous changes and exclude any actions that could be taken by the Firm or its clients or customers in response to rate changes. Other significant assumptions in the earnings-at-risk scenarios, including mortgage prepayments and deposit rates paid, may also differ from actual results. The Firm’s forecast for net interest income is included in the Firm’s outlook on page 8.

The Firm’s sensitivities are presented in the table below.

(in billions)	September 30, 2026(a)	December 31, 2025(a)
Parallel shift:
+100 bps shift in rates	$1.4	$2.1
-100 bps shift in rates	(2.2)	(2.4)
+200 bps shift in rates	2.4	3.7
-200 bps shift in rates	(4.4)	(6.0)
Steeper yield curve:
+100 bps shift in long-term rates	1.3	1.4
-100 bps shift in short-term rates	(0.8)	(1.0)
Flatter yield curve:
+100 bps shift in short-term rates	0.1	0.7
-100 bps shift in long-term rates	(1.4)	(1.4)
(a)Reflects the simultaneous shift of U.S. dollar and non-U.S. dollar rates, including hedges of non-U.S. dollar capital investments. Non-U.S. dollar sensitivities were insignificant.
The change in the Firm’s sensitivities as of September 30, 2026 compared to December 31, 2025 was primarily driven by the impact of higher rates, as well as Treasury and CIO actions which added duration, including increases in investment securities and cash flow hedges of floating rate loans, partially offset by the effects from higher deposits.
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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2026 and December 31, 2025, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2026	December 31, 2025
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(69)	$(60)
Other debt and equity	Consists of certain real estate-related fair value option elected loans and related hedges, privately held equity and other investments held at fair value(b)	10% decline in market value	(1,212)	(1,549)

Funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(9)	(11)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	12	19
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(3)	(2)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	70	55
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
Risk reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2026 and their comparative exposures as of December 31, 2025. The top 20 country exposures represent the Firm’s largest total exposures by individual country. Country exposures may fluctuate from period to period due to a variety of factors, including client activity, market flows and liquidity management activities undertaken by the Firm.

Top 20 country exposures (excluding the U.S.)(a)
	September 30, 2026					December 31, 2025(f)(g)
(in billions)	Deposits with banks(b)	Lending(c)	Trading and investing(d)	Other (e)	Total exposure	Total exposure
Germany	$90.1	$16.2	$(3.8)	$1.0	$103.5	$101.7
United Kingdom	23.2	28.7	45.2	1.3	98.4	93.2
Japan	66.3	5.9	11.8	0.2	84.2	79.3
France	0.9	16.1	22.1	1.1	40.2	29.5
Canada	2.1	17.2	7.3	0.3	26.9	18.4
Brazil	6.4	6.1	8.1	—	20.6	20.9
Australia	5.1	11.1	3.1	—	19.3	17.6
India	1.9	10.5	6.3	0.5	19.2	13.0
Mainland China	3.1	9.7	4.7	0.1	17.6	13.2
Switzerland	6.3	5.5	1.5	2.1	15.4	15.0
South Korea	5.5	4.0	4.9	0.4	14.8	13.4
Italy	0.1	9.8	4.4	0.2	14.5	13.0
Mexico	2.3	8.1	3.7	—	14.1	13.6
Saudi Arabia	1.1	8.2	4.4	—	13.7	12.5
Belgium	5.1	1.9	3.9	—	10.9	6.8
United Arab Emirates	—	9.0	1.8	—	10.8	5.7
Singapore	1.7	2.8	5.3	0.8	10.6	9.3
Netherlands	0.3	6.7	(0.3)	0.2	6.9	6.5
Spain	—	4.4	2.3	0.1	6.8	5.0
Norway	—	2.4	3.6	—	6.0	3.7
(a)Country exposures presented in the table reflect 86% and 88% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country based on the Firm’s internal country risk management approach, at September 30, 2026 and December 31, 2025, respectively.
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
(f)The country rankings presented in the table as of December 31, 2025, are based on the country rankings of the corresponding exposures at September 30, 2026, not actual rankings of such exposures at December 31, 2025.
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
For example, compared to the Firm’s central scenario shown on page 75 and in Note 12, the Firm’s relative adverse scenario assumes an elevated U.S. unemployment rate, averaging approximately 2.4% higher over the eight-quarter forecast, with a peak difference of approximately 3.3% in the third quarter of 2027.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The allowance as of September 30, 2026, reflects credit losses beyond those estimated under the central scenario due to the weight placed on the adverse scenarios.

•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2026, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:
•An increase of approximately $900 million for residential real estate loans and lending-related commitments
•An increase of approximately $4.9 billion for credit card loans
•An increase of approximately $5.3 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
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
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2026.
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

September 30, 2026 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$448,482	$—
Securities borrowed	125,502	—
Trading assets:
Trading–debt and equity instruments	1,014,541	2,721
Derivative receivables(a)	78,811	13,454
Total trading assets	1,093,352	16,175
AFS securities	547,191	110
Loans	71,658	2,408
MSRs	9,775	9,775
Other	29,085	1,177
Total assets measured at fair value on a recurring basis	2,325,045	29,645
Total assets measured at fair value on a nonrecurring basis	5,111	3,961
Total assets measured at fair value	$2,330,156	$33,606
Total Firm assets	$5,091,545
Level 3 assets at fair value as a percentage of total Firm assets(a)		1%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $13.5 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Credit card rewards liability
The credit card rewards liability was $17.4 billion and $16.0 billion at September 30, 2026 and December 31, 2025, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 156–157 of JPMorganChase’s 2025 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2026.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorganChase’s 2025 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

ACCOUNTING AND REPORTING DEVELOPMENTS

FASB standards issued but not yet adopted
Standard	Summary of guidance	Effects on financial statements
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses Issued November 2024	•Requires additional disaggregation of specific types of expenses within the Notes to the Consolidated Financial Statements on an annual and interim basis.
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

Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Amends the cost capitalization guidance by removing all references to software development project stages to better align with current software development methods.
•Requires software cost capitalization to begin when 1) management has authorized and committed to funding the software project, and 2) it is probable that the software will be completed and used to perform its intended function.

•Required effective date: January 1, 2028.(a)
•Permits adoption on a prospective, modified or retrospective transition basis.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

Financial Instruments—Credit Losses: Purchased Loans Issued November 2025
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
•Provides greater flexibility and expands eligibility for hedge accounting, including hedges of variable rate borrowings, nonfinancial transactions, net investment hedges and hedges involving the use of written options.

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
•ECs are recognized and measured based on their intended use. ECs used to settle ECOs are recognized as assets at cost, whereas ECs held for sale or exchange are measured at cost less impairment, unless fair value measurement is elected with changes recognized in earnings. ECs acquired to meet voluntary environmental initiatives are expensed as incurred. ECOs are measured based on the cost of ECs acquired to settle the ECO or the fair value of ECs needed for settlement, if not yet acquired.

•Required effective date: January 1, 2028.(a)
•Requires adoption on a retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.
•The Firm is evaluating the potential impact on the Consolidated Financial Statements, as well as the Firm’s planned date of adoption.

Fair Value Measurement: Investment Companies with Equity Securities Subject to Contractual Sale Restrictions Issued September 2026
•Requires investment companies to consider the effect of a contractual sale restriction when measuring an equity security’s fair value and to disclose the amount of the discount attributable to the contractual sale restriction.

•Required effective date: January 1, 2028.(a)
•Requires adoption on a prospective basis.
•The Firm does not expect the new guidance to have a material impact on the Consolidated Financial Statements, and is evaluating the planned date of adoption.

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue
Investment banking fees	$2,960	$2,612	$9,026	$7,289
Principal transactions	6,516	7,109	23,510	21,872
Lending- and deposit-related fees	2,579	2,349	7,484	6,729
Asset management fees	5,897	5,120	17,070	14,626
Commissions and other fees	2,584	2,204	7,680	6,431
Investment securities gains/(losses)	(658)	105	(989)	14
Mortgage fees and related income	274	383	919	1,024
Card income	1,428	1,140	3,966	3,700
Other income	1,556	1,439	10,776	4,516
Noninterest revenue	23,136	22,461	79,442	66,201
Interest income	53,056	49,439	152,871	144,533
Interest expense	26,020	25,473	74,958	74,085
Net interest income	27,036	23,966	77,913	70,448
Total net revenue	50,172	46,427	157,355	136,649

Provision for credit losses	2,743	3,403	7,765	9,557

Noninterest expense
Compensation expense	14,772	13,566	45,270	41,369
Occupancy expense	1,525	1,420	4,454	3,986
Technology, communications and equipment expense	3,335	2,839	9,463	8,121
Professional and outside services	3,897	3,173	11,235	9,018
Marketing	1,917	1,480	5,191	4,063
Other expense	1,849	1,803	5,848	5,100
Total noninterest expense	27,295	24,281	81,461	71,657
Income before income tax expense	20,134	18,743	68,129	55,435
Income tax expense	4,829	4,350	15,175	11,412
Net income	$15,305	$14,393	$52,954	$44,023
Net income applicable to common stockholders	$14,936	$14,043	$51,837	$42,991
Net income per common share data
Basic earnings per share	$5.58	$5.08	$19.24	$15.41
Diluted earnings per share	5.57	5.07	19.20	15.38

Weighted-average basic shares	2,678.6	2,762.4	2,694.9	2,790.2
Weighted-average diluted shares	2,683.0	2,767.6	2,699.1	2,795.2
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$15,305	$14,393	$52,954	$44,023
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(7,893)	1,509	(9,974)	2,274
Translation adjustments, net of hedges	(29)	(12)	(217)	1,345
Fair value hedges	24	37	56	57
Cash flow hedges	(4,410)	314	(6,259)	3,517
Defined benefit pension and OPEB plans	179	4	220	(40)
DVA on fair value option elected liabilities	2	(487)	644	(575)
Total other comprehensive income/(loss), after–tax	(12,127)	1,365	(15,530)	6,578
Comprehensive income	$3,178	$15,758	$37,424	$50,601
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$21,259	$21,742
Deposits with banks	305,012	321,596
Federal funds sold and securities purchased under resale agreements (included $448,482 and $327,018 at fair value)	461,851	336,426
Securities borrowed (included $125,502 and $98,111 at fair value)	329,862	286,191
Trading assets (included assets pledged of $263,623 and $165,927)	1,093,352	802,873
Available-for-sale securities (amortized cost of $560,207 and $507,226; included assets pledged of $7,725 and $7,735)	547,191	507,198
Held-to-maturity securities	274,564	270,134
Investment securities, net of allowance for credit losses	821,755	777,332
Loans (included $71,658 and $70,684 at fair value)	1,584,641	1,493,429
Allowance for loan losses	(26,272)	(25,765)
Loans, net of allowance for loan losses	1,558,369	1,467,664
Accrued interest and accounts receivable	164,997	111,599
Premises and equipment	38,678	36,244
Goodwill, MSRs and other intangible assets	64,870	64,458
Other assets (included $30,190 and $15,849 at fair value and assets pledged of $19,607 and $11,984)	231,540	198,775
Total assets(a)	$5,091,545	$4,424,900
Liabilities
Deposits (included $34,056 and $20,930 at fair value)	$2,780,793	$2,559,320
Federal funds purchased and securities loaned or sold under repurchase agreements (included $593,664 and $360,194 at fair value)	703,392	442,396
Short-term borrowings (included $29,251 and $32,460 at fair value)	71,339	64,776
Trading liabilities	297,911	216,019
Accounts payable and other liabilities (included $19,414 and $6,660 at fair value)	377,354	316,794
Beneficial interests issued by consolidated VIEs (included $5 and $5 at fair value)	28,228	27,951
Long-term debt (included $159,396 and $134,559 at fair value)	460,160	435,206
Total liabilities(a)	4,719,177	4,062,462
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,105,375 and 2,005,375 shares)	21,040	20,045
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,893	91,114
Retained earnings	455,587	416,055
Accumulated other comprehensive losses	(19,820)	(4,290)
Treasury stock, at cost (1,449,324,386 and 1,408,661,319 shares)	(179,437)	(164,591)
Total stockholders’ equity	372,368	362,438
Total liabilities and stockholders’ equity	$5,091,545	$4,424,900
(a)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2026 and December 31, 2025. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorganChase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2026	December 31, 2025
Assets
Trading assets	$6,626	$4,835
Loans	33,791	37,777
All other assets	758	683
Total assets	$41,175	$43,295
Liabilities
Beneficial interests issued by consolidated VIEs	$28,228	$27,951
All other liabilities	799	691
Total liabilities	$29,027	$28,642
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Preferred stock
Balance at the beginning of the period	$21,040	$20,045	$20,045	$20,050
Issuance	—	—	2,995	2,995
Redemption	—	—	(2,000)	(3,000)
Balance at September 30,	21,040	20,045	21,040	20,045

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	90,559	90,576	91,114	90,911
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	334	289	(223)	(29)
Other	—	—	2	(17)
Balance at September 30,	90,893	90,865	90,893	90,865

Retained earnings
Balance at the beginning of the period	445,020	397,424	416,055	376,166
Net income	15,305	14,393	52,954	44,023
Preferred stock dividends	(305)	(282)	(889)	(819)
Common stock dividends ($1.65 and $1.50 per share and $4.65 and $4.30 per share, respectively)	(4,433)	(4,134)	(12,533)	(11,969)
Balance at September 30,	455,587	407,401	455,587	407,401

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(7,693)	(7,243)	(4,290)	(12,456)
Other comprehensive income/(loss), after-tax	(12,127)	1,365	(15,530)	6,578
Balance at September 30,	(19,820)	(5,878)	(19,820)	(5,878)

Treasury stock, at cost
Balance at the beginning of the period	(178,433)	(147,983)	(164,591)	(134,018)
Repurchase	(1,066)	(8,397)	(16,212)	(23,582)
Reissuance	62	54	1,366	1,274
Balance at September 30,	(179,437)	(156,326)	(179,437)	(156,326)

Total stockholders’ equity	$372,368	$360,212	$372,368	$360,212
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2026	2025
Operating activities
Net income	$52,954	$44,023
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	7,765	9,557
Depreciation and amortization	7,584	6,509
Deferred tax (benefit)/expense	(1,241)	4,151
Initial gain on the Visa share exchange	(4,509)	—
Other	2,439	1,148
Originations and purchases of loans held-for-sale	(219,486)	(183,408)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	220,382	171,286
Net change in:
Trading assets	(292,539)	(304,983)
Securities borrowed	(43,680)	(28,828)
Accrued interest and accounts receivable	(54,566)	(41,383)
Other assets	(24,123)	(7,559)
Trading liabilities	88,826	48,148
Accounts payable and other liabilities	53,645	5,984
Other operating adjustments	2,666	7,849
Net cash (used in) operating activities	(203,883)	(267,506)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(125,568)	(130,648)
Held-to-maturity securities:
Proceeds from paydowns and maturities	32,430	30,948
Purchases	(37,171)	(4,840)
Available-for-sale securities:
Proceeds from paydowns and maturities	36,279	24,764
Proceeds from sales	145,676	117,305
Purchases	(245,680)	(257,127)
Proceeds from sales and securitizations of loans held-for-investment	45,455	40,946
Other changes in loans, net	(147,350)	(124,402)
All other investing activities, net	(5,554)	(9,393)
Net cash (used in) investing activities	(301,483)	(312,447)
Financing activities
Net change in:
Deposits	222,927	139,554
Federal funds purchased and securities loaned or sold under repurchase agreements	261,093	270,714
Short-term borrowings	5,376	14,165
Beneficial interests issued by consolidated VIEs	(1,678)	63
Proceeds from long-term borrowings	119,245	85,014
Payments of long-term borrowings	(85,224)	(78,612)
Proceeds from issuance of preferred stock	3,000	3,000
Redemption of preferred stock	(2,000)	(3,000)
Treasury stock repurchased	(16,222)	(23,327)
Dividends paid	(13,038)	(12,208)
All other financing activities, net	(1,534)	(2,273)
Net cash provided by financing activities	491,945	393,090
Effect of exchange rate changes on cash and due from banks and deposits with banks	(3,646)	20,982
Net decrease in cash and due from banks and deposits with banks	(17,067)	(165,881)
Cash and due from banks and deposits with banks at the beginning of the period	343,338	469,317
Cash and due from banks and deposits with banks at the end of the period	$326,271	$303,436
Cash interest paid	$72,293	$72,779
Cash income taxes paid, net	9,872	3,173
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 193-199 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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

The following table presents the assets and liabilities reported at fair value as of September 30, 2026 and December 31, 2025, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(e)

September 30, 2026 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$448,482	$—	$—	$448,482
Securities borrowed	—	125,502	—	—	125,502
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	149,966	225	—	150,191
Residential – nonagency	—	3,045	5	—	3,050
Commercial – nonagency	—	1,469	—	—	1,469
Total mortgage-backed securities	—	154,480	230	—	154,710
U.S. Treasury, GSEs and government agencies(a)	263,489	21,997	—	—	285,486
Obligations of U.S. states and municipalities	—	8,355	5	—	8,360
Certificates of deposit, bankers’ acceptances and commercial paper	—	4,869	—	—	4,869
Non-U.S. government debt securities	122,780	76,456	161	—	199,397
Corporate debt securities	—	53,706	525	—	54,231
Loans	—	11,976	1,025	—	13,001
Asset-backed securities	—	3,055	66	—	3,121
Total debt instruments	386,269	334,894	2,012	—	723,175
Equity securities	262,645	1,752	202	—	264,599
Physical commodities(b)	7,099	1,490	16	—	8,605
Other	—	17,671	491	—	18,162
Total debt and equity instruments(c)	656,013	355,807	2,721	—	1,014,541
Derivative receivables:
Interest rate	14,581	319,375	7,180	(302,844)	38,292
Credit	—	16,793	794	(17,002)	585
Foreign exchange	194	193,439	2,026	(173,250)	22,409
Equity	7,760	118,222	2,875	(122,383)	6,474
Commodity	—	29,267	579	(18,795)	11,051
Total derivative receivables	22,535	677,096	13,454	(634,274)	78,811
Total trading assets(d)	678,548	1,032,903	16,175	(634,274)	1,093,352
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	92,518	—	—	92,518
Residential – nonagency	—	5,849	—	—	5,849
Commercial – nonagency	—	5,275	—	—	5,275
Total mortgage-backed securities	—	103,642	—	—	103,642
U.S. Treasury and government agencies	346,827	898	—	—	347,725
Obligations of U.S. states and municipalities	—	16,053	—	—	16,053
Non-U.S. government debt securities	43,300	6,546	—	—	49,846
Corporate debt securities	—	98	110	—	208
Asset-backed securities:
Collateralized loan obligations	—	27,928	—	—	27,928
Other(a)	—	1,789	—	—	1,789
Total available-for-sale securities	390,127	156,954	110	—	547,191
Loans	—	69,250	2,408	—	71,658
Mortgage servicing rights	—	—	9,775	—	9,775
Other assets(d)	10,928	16,980	1,177	—	29,085
Total assets measured at fair value on a recurring basis	$1,079,603	$1,850,071	$29,645	$(634,274)	$2,325,045
Deposits	$—	$32,631	$1,425	$—	$34,056
Federal funds purchased and securities loaned or sold under repurchase agreements	—	593,664	—	—	593,664
Short-term borrowings	—	24,030	5,221	—	29,251
Trading liabilities:
Debt and equity instruments(c)	192,799	41,893	83	—	234,775
Derivative payables:
Interest rate	8,957	303,052	3,965	(300,143)	15,831
Credit	—	17,822	2,912	(18,662)	2,072
Foreign exchange	197	184,442	1,298	(171,579)	14,358
Equity	5,463	148,335	5,959	(136,906)	22,851
Commodity	—	26,438	609	(19,023)	8,024
Total derivative payables	14,617	680,089	14,743	(646,313)	63,136
Total trading liabilities	207,416	721,982	14,826	(646,313)	297,911
Accounts payable and other liabilities	6,793	12,532	89	—	19,414
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	102,828	56,568	—	159,396
Total liabilities measured at fair value on a recurring basis	$214,209	$1,487,672	$78,129	$(646,313)	$1,133,697

	Fair value hierarchy			Derivative netting adjustments(e)

December 31, 2025 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$327,018	$—	$—	$327,018
Securities borrowed	—	98,111	—	—	98,111
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	157,834	307	—	158,141
Residential – nonagency	—	2,002	5	—	2,007
Commercial – nonagency	—	1,937	—	—	1,937
Total mortgage-backed securities	—	161,773	312	—	162,085
U.S. Treasury, GSEs and government agencies(a)	225,255	18,629	—	—	243,884
Obligations of U.S. states and municipalities	—	6,129	1	—	6,130
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,345	—	—	1,345
Non-U.S. government debt securities	77,385	47,054	245	—	124,684
Corporate debt securities	—	45,053	454	—	45,507
Loans	—	11,782	1,143	—	12,925
Asset-backed securities	—	3,986	27	—	4,013
Total debt instruments	302,640	295,751	2,182	—	600,573
Equity securities	107,585	2,153	138	—	109,876
Physical commodities(b)	20,880	947	30	—	21,857
Other	—	12,346	444	—	12,790
Total debt and equity instruments(c)	431,105	311,197	2,794	—	745,096
Derivative receivables:
Interest rate	1,579	276,565	3,740	(256,483)	25,401
Credit	—	12,018	1,006	(12,545)	479
Foreign exchange	111	181,318	1,807	(163,881)	19,355
Equity	806	95,098	1,819	(91,856)	5,867
Commodity	—	29,961	554	(23,840)	6,675
Total derivative receivables	2,496	594,960	8,926	(548,605)	57,777
Total trading assets(d)	433,601	906,157	11,720	(548,605)	802,873
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	1	90,971	—	—	90,972
Residential – nonagency	—	5,991	—	—	5,991
Commercial – nonagency	—	4,481	3	—	4,484
Total mortgage-backed securities	1	101,443	3	—	101,447
U.S. Treasury and government agencies	315,361	461	—	—	315,822
Obligations of U.S. states and municipalities	—	20,240	—	—	20,240
Non-U.S. government debt securities	34,308	11,347	—	—	45,655
Corporate debt securities	—	20	108	—	128
Asset-backed securities:
Collateralized loan obligations	—	21,947	—	—	21,947
Other(a)	—	1,959	—	—	1,959
Total available-for-sale securities	349,670	157,417	111	—	507,198
Loans	—	67,622	3,062	—	70,684
Mortgage servicing rights	—	—	9,167	—	9,167
Other assets(d)	6,864	6,890	1,047	—	14,801
Total assets measured at fair value on a recurring basis	$790,135	$1,563,215	$25,107	$(548,605)	$1,829,852
Deposits	$—	$18,574	$2,356	$—	$20,930
Federal funds purchased and securities loaned or sold under repurchase agreements	—	360,194	—	—	360,194
Short-term borrowings	—	26,902	5,558	—	32,460
Trading liabilities:
Debt and equity instruments(c)	135,366	33,998	326	—	169,690
Derivative payables:
Interest rate	2,071	253,078	2,434	(250,122)	7,461
Credit	—	15,487	2,141	(15,612)	2,016
Foreign exchange	118	176,521	1,502	(163,308)	14,833
Equity	1,210	110,451	5,356	(102,211)	14,806
Commodity	—	25,799	570	(19,156)	7,213
Total derivative payables	3,399	581,336	12,003	(550,409)	46,329
Total trading liabilities	138,765	615,334	12,329	(550,409)	216,019
Accounts payable and other liabilities	3,967	2,655	38	—	6,660
Beneficial interests issued by consolidated VIEs	—	5	—	—	5
Long-term debt	—	87,886	46,673	—	134,559
Total liabilities measured at fair value on a recurring basis	$142,732	$1,111,550	$66,954	$(550,409)	$770,827
(a)At September 30, 2026 and December 31, 2025, included total U.S. GSE obligations of $151.9 billion and $158.4 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2026 and December 31, 2025, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.1 billion and $1.0 billion, respectively, primarily reported in other assets.
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

Level 3 inputs(a)
September 30, 2026
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values		Average(i)
Residential mortgage-backed securities and loans(b)	$929	Discounted cash flows	Yield	0%	22%	8%
			Prepayment speed	7%	13%	10%
			Conditional default rate	0%	3%	0%
			Loss severity	0%	99%	5%
Commercial mortgage-backed securities and loans(c)	968	Market comparables	Price	$0	$100	$84
Corporate debt securities	635	Market comparables	Price	$0	$126	$106
Loans(d)	1,766	Market comparables	Price	$0	$101	$76
Non-U.S. government debt securities	161	Market comparables	Price	$2	$108	$98
Net interest rate derivatives	3,217	Option pricing	Interest rate volatility	23bps	516bps	98bps
			Interest rate spread volatility	44bps	59bps	49bps
			Bermudan switch value	0%	45%	15%
			Interest rate correlation	(64)%	97%	57%
			IR-FX correlation	(45)%	60%	5%
			Inflation volatility	12bps	174bps	69bps
	(2)	Discounted cash flows	Prepayment speed	0%	21%	7%
			Interest rate curve	3%	14%	5%
Net credit derivatives	(2,157)	Discounted cash flows	Credit correlation	26%	99%	56%
			Credit spread	0bps	15,545bps	486bps
			Recovery rate	10%	90%	55%
	39	Market comparables	Price	$0	$115	$76
Net foreign exchange derivatives	772	Option pricing	IR-FX correlation	(40)%	60%	14%
	(44)	Discounted cash flows	Prepayment speed	11%		11%
			Interest rate curve	2%	16%	8%
Net equity derivatives	(3,084)	Option pricing	Forward equity price(h)	82%	149%	101%
			Equity volatility	2%	178%	34%
			Equity correlation	0%	100%	48%
			Equity-FX correlation	(100)%	71%	(33)%
			Equity-IR correlation	(15)%	10%	3%
Net commodity derivatives	(30)	Option pricing	Oil commodity forward	$47/BBL	$265/BBL	$145/BBL
			Natural gas commodity forward	$1/MMBTU	$6/MMBTU	$3/MMBTU
			Commodity volatility	3%	53%	9%
			Commodity correlation	(30)%	98%	3%
MSRs	9,775	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	61,437	Option pricing	Interest rate volatility	23bps	516bps	98bps
			Bermudan switch value	0%	45%	15%
			Interest rate correlation	(64)%	97%	57%
			IR-FX correlation	(45)%	60%	5%
			Equity volatility	4%	140%	31%
			Equity correlation	5%	100%	56%
			Equity-FX correlation	(84)%	100%	(34)%
			Equity-IR correlation	5%	20%	13%
	1,777	Discounted cash flows	Credit correlation	29%	99%	57%
			Credit spread	1bps	345bps	36bps
			Recovery rate	20%	65%	41%
Other level 3 assets and liabilities, net(f)	1,785
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $225 million, nonagency securities of $5 million and non-trading loans of $699 million.
(c)Comprises trading loans of $65 million and non-trading loans of $903 million.
(d)Comprises trading loans of $960 million and non-trading loans of $806 million.
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
(f)Includes equity securities of $1.0 billion, including $816 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. The Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2026 (in millions)	Fair value at Jul. 1, 2026	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2026	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2026
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$238	$(2)		$—	$—		$(11)	$—	$—	$225	$(2)
Residential – nonagency	5	5		—	(5)		—	—	—	5	—
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Total mortgage-backed securities	243	3		—	(5)		(11)	—	—	230	(2)
Obligations of U.S. states and municipalities	5	—		—	—		—	—	—	5	—
Certificates of deposit, bankers' acceptances and commercial paper	9	—		—	—		(9)	—	—	—	—
Non-U.S. government debt securities	797	(34)		33	(28)		(588)	3	(22)	161	(33)
Corporate debt securities	508	5		51	(20)		(1)	1	(19)	525	5
Loans	1,175	26		266	(336)		(60)	223	(269)	1,025	22
Asset-backed securities	71	(23)		—	—		—	18	—	66	(23)
Total debt instruments	2,808	(23)		350	(389)		(669)	245	(310)	2,012	(31)
Equity securities	175	11		24	(44)		—	70	(34)	202	24
Physical commodities	24	(5)		2	—		(5)	—	—	16	(4)
Other	609	(49)		80	—		(90)	2	(61)	491	(6)
Total trading assets – debt and equity instruments	3,616	(66)	(c)	456	(433)		(764)	317	(405)	2,721	(17)	(c)
Net derivative receivables:(b)
Interest rate	3,496	(5)		110	(99)		(180)	(42)	(65)	3,215	82
Credit	(2,170)	444		52	(18)		(394)	(37)	5	(2,118)	389
Foreign exchange	391	341		33	(50)		58	(52)	7	728	272
Equity	(2,862)	(228)		412	(727)		386	32	(97)	(3,084)	686
Commodity	(3)	(21)		6	(52)		142	(46)	(56)	(30)	22
Total net derivative receivables	(1,148)	531	(c)	613	(946)		12	(145)	(206)	(1,289)	1,451	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Corporate debt securities	109	1		—	—		—	—	—	110	1
Total available-for-sale securities	109	1	(d)	—	—		—	—	—	110	1	(d)
Loans	2,908	(1)	(c)	343	(191)		(843)	403	(211)	2,408	(10)	(c)
Mortgage servicing rights	9,156	654	(e)	222	3		(260)	—	—	9,775	654	(e)
Other assets	1,128	25	(c)	44	—		(20)	—	—	1,177	25	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2026 (in millions)	Fair value at Jul. 1, 2026	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2026	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2026
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$1,367	$(15)	(c)(f)	$—	$—	$166	$(69)	$—	$(24)	$1,425	$(19)	(c)(f)
Short-term borrowings	5,527	288	(c)(f)	—	—	3,140	(3,701)	21	(54)	5,221	209	(c)(f)
Trading liabilities – debt and equity instruments	349	(24)	(c)	(288)	12	—	—	34	—	83	2	(c)
Accounts payable and other liabilities	46	3	(c)	—	40	—	—	—	—	89	3	(c)
Long-term debt	54,654	(597)	(c)(f)	—	—	11,347	(8,022)	86	(900)	56,568	(766)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2025 (in millions)	Fair value at Jul. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2025
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$365	$1		$—	$(29)		$(13)	$—	$—	$324	$2
Residential – nonagency	5	—		—	—		—	—	—	5	—
Commercial – nonagency	7	(1)		—	—		—	—	—	6	(1)
Total mortgage-backed securities	377	—		—	(29)		(13)	—	—	335	1
Obligations of U.S. states and municipalities	1	—		—	—		—	—	—	1	—
Certificates of deposit, bankers' acceptances and commercial paper	—	—		—	—		—	—	—	—	—
Non-U.S. government debt securities	205	(6)		124	(102)		—	—	(2)	219	(5)
Corporate debt securities	385	11		68	(19)		—	9	—	454	11
Loans	868	(26)		346	(275)		(24)	258	(96)	1,051	(27)
Asset-backed securities	12	—		—	(10)		—	—	—	2	—
Total debt instruments	1,848	(21)		538	(435)		(37)	267	(98)	2,062	(20)
Equity securities	196	(8)		19	(81)		—	23	(50)	99	11
Physical commodities	24	(3)		—	—		(4)	—	—	17	(3)
Other	217	28		281	—		(10)	2	(7)	511	124
Total trading assets – debt and equity instruments	2,285	(4)	(c)	838	(516)		(51)	292	(155)	2,689	112	(c)
Net derivative receivables:(b)
Interest rate	1,431	210		47	(52)		(52)	(33)	(46)	1,505	259
Credit	(808)	(402)		10	(3)		2	(22)	(9)	(1,232)	(485)
Foreign exchange	340	120		67	(126)		(98)	93	(66)	330	87
Equity	(3,204)	315		215	(551)		(495)	115	291	(3,314)	167
Commodity	169	(52)		9	(42)		26	7	3	120	(29)
Total net derivative receivables	(2,072)	191	(c)	348	(774)		(617)	160	173	(2,591)	(1)	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	7	—		—	—		—	—	—	7	—
Corporate debt securities	92	2		—	—		—	—	—	94	2
Total available-for-sale securities	99	2	(d)	—	—		—	—	—	101	2	(d)
Loans	2,252	24	(c)	201	(5)		(140)	303	(141)	2,494	7	(c)
Mortgage servicing rights	8,996	31	(e)	348	1		(266)	—	—	9,110	31	(e)
Other assets	1,403	8	(c)	280	(14)		(46)	4	(255)	1,380	45	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2025 (in millions)	Fair value at Jul. 1, 2025	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2025
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,099	$10	(c)(f)	$—	$—	$734	$(263)	$—	$(52)	$2,528	$10	(c)(f)
Short-term borrowings	4,136	164	(c)(f)	—	—	2,655	(2,364)	16	(53)	4,554	120	(c)(f)
Trading liabilities – debt and equity instruments	72	(2)	(c)	(15)	60	—	—	12	(29)	98	1	(c)
Accounts payable and other liabilities	40	(7)	(c)	—	—	—	—	—	—	33	(7)	(c)
Long-term debt	41,664	1,918	(c)(f)	—	—	7,566	(7,327)	198	(265)	43,754	1,797	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2026	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2026
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$307	$—		$1	$(49)		$(35)	$1	$—	$225	$(3)
Residential – nonagency	5	7		4	(11)		—	—	—	5	—
Commercial – nonagency	—	—		—	—		—	—	—	—	—
Total mortgage-backed securities	312	7		5	(60)		(35)	1	—	230	(3)
Obligations of U.S. states and municipalities	1	24		—	—		—	10	(30)	5	—
Certificates of deposit, bankers' acceptances and commercial paper	—	9		—	—		(9)	—	—	—	—
Non-U.S. government debt securities	245	56		665	(193)		(588)	28	(52)	161	4
Corporate debt securities	454	3		172	(88)		(2)	10	(24)	525	4
Loans	1,143	(27)		737	(523)		(72)	331	(564)	1,025	(11)
Asset-backed securities	27	(23)		45	—		(1)	18	—	66	(23)
Total debt instruments	2,182	49		1,624	(864)		(707)	398	(670)	2,012	(29)
Equity securities	138	(171)		98	(171)		(4)	372	(60)	202	129
Physical commodities	30	30		13	(1)		(56)	—	—	16	30
Other	444	48		186	—		(132)	63	(118)	491	(28)
Total trading assets – debt and equity instruments	2,794	(44)	(c)	1,921	(1,036)		(899)	833	(848)	2,721	102	(c)
Net derivative receivables:(b)
Interest rate	1,306	411		169	(312)		1,575	56	10	3,215	1,001
Credit	(1,135)	1,442		104	(63)		(2,431)	(102)	67	(2,118)	(59)
Foreign exchange	305	406		165	(242)		68	60	(34)	728	(318)
Equity	(3,537)	3,544		1,234	(2,631)		(1,409)	(225)	(60)	(3,084)	1,250
Commodity	(16)	61		21	(242)		252	(42)	(64)	(30)	32
Total net derivative receivables	(3,077)	5,864	(c)	1,693	(3,490)		(1,945)	(253)	(81)	(1,289)	1,906	(c)
Available-for-sale securities:
Mortgage-backed securities:
Commercial – nonagency	3	(3)		—	—		—	—	—	—	—
Corporate debt securities	108	8		—	—		—	—	(6)	110	9
Total available-for-sale securities	111	5	(d)	—	—		—	—	(6)	110	9	(d)
Loans	3,062	144	(c)	954	(729)		(1,624)	1,236	(635)	2,408	108	(c)
Mortgage servicing rights	9,167	798	(e)	597	7		(794)	—	—	9,775	798	(e)
Other assets	1,047	52	(c)	123	(5)		(40)	1	(1)	1,177	48	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2026 (in millions)	Fair value at Jan. 1, 2026	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2026	Change in unrealized (gains)/losses related to financial instruments held at Sep. 30, 2026
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,356	$(91)	(c)(f)	$—	$—	$637	$(1,202)	$79	$(354)	$1,425	$(98)	(c)(f)
Short-term borrowings	5,558	558	(c)(f)	—	—	10,165	(11,042)	45	(63)	5,221	—	(c)(f)
Trading liabilities – debt and equity instruments	326	(5)	(c)	(295)	29	—	(3)	42	(11)	83	88	(c)
Accounts payable and other liabilities	38	12	(c)	(5)	43	—	—	1	—	89	13	(c)
Long-term debt	46,673	1,869	(c)(f)	—	—	32,070	(22,096)	346	(2,294)	56,568	525	(c)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2025 (in millions)	Fair value at Jan. 1, 2025	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Sep. 30, 2025	Change in unrealized gains/(losses) related to financial instruments held at Sep. 30, 2025
				Purchases(g)	Sales		Settlements(h)
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

(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at both September 30, 2026 and December 31, 2025. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 7% and 9% at September 30, 2026 and December 31, 2025, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Primarily reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. Realized and unrealized gains/(losses) recorded on level 3 AFS securities were not material for the three and nine months ended September 30, 2026 and 2025.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and nine months ended September 30, 2026 and 2025. Unrealized (gains)/losses are reported in OCI, and were $(32) million and $198 million for the three months ended September 30, 2026 and 2025, respectively, and $(311) million and $189 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Three and nine months ended September 30, 2026
Level 3 assets were $29.6 billion at September 30, 2026, reflecting a decrease of $320 million from June 30, 2026 and an increase of $4.5 billion from December 31, 2025.
The increase for the nine months ended September 30, 2026 was driven by higher:
•Gross derivative receivables of $4.5 billion due to gains and purchases partially offset by settlements and net transfers.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For both the three months ended September 30, 2026 and 2025, there were no significant transfers from level 2 into level 3.
For the three months ended September 30, 2026, significant transfers from level 3 into level 2 included the following:
•$900 million of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.
For the three months ended September 30, 2025, significant transfers from level 3 into level 2 included the following:
•$914 million and $1.2 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the nine months ended September 30, 2026, significant transfers from level 2 into level 3 included the following:
•$845 million and $789 million of gross interest rate derivative receivables and gross interest rate derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.4 billion and $1.6 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.2 billion of non-trading loans driven by a decrease in observability.
For the nine months ended September 30, 2026, significant transfers from level 3 into level 2 included the following:
•$922 million and $932 million of gross interest rate derivative receivables and gross interest rate derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.5 billion and $1.4 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$2.3 billion of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.

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
Three months ended September 30, 2026
•$1.1 billion of net gains on assets, driven by gains in net derivative receivables due to market movements and gains in MSRs reflecting lower prepayment speeds on higher rates.
•$345 million of net gains on liabilities, driven by gains in long-term debt, partially offset by losses in short-term borrowings due to market movements.
Three months ended September 30, 2025
•$252 million of net gains on assets, predominantly driven by gains in other trading assets and net derivative receivables due to market movements.
•$2.1 billion of net losses on liabilities, predominantly driven by losses in long-term debt due to market movements.

Nine months ended September 30, 2026
•$6.8 billion of net gains on assets, predominantly driven by gains in net derivative receivables due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Credit and funding adjustments:
Derivatives CVA	$(105)	$37	$(139)	$(80)
Derivatives FVA	(52)	18	(74)	(41)
Refer to Note 2 of JPMorganChase’s 2025 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2026 and 2025, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2026 and 2025, by major product category and fair value hierarchy.

September 30, 2026 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$1,142	$733	$1,875
Other assets(a)	—	8	3,228	3,236
Total assets measured at fair value on a nonrecurring basis	$—	$1,150	$3,961	$5,111
Accounts payable and other liabilities	—	—	26	26
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$26	$26

September 30, 2025 (in millions)	Fair value hierarchy			Total fair value
	Level 1	Level 2	Level 3
Loans	$—	$389	$458	$847
Other assets	—	53	765	818
Total assets measured at fair value on a nonrecurring basis	$—	$442	$1,223	$1,665
Accounts payable and other liabilities	—	—	5	5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5	$5
(a)Included equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $3.2 billion in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2026, $3.1 billion related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2026 and 2025, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Loans	$(76)	$(125)	$(215)	$(153)
Other assets(a)	174	95	852	130
Accounts payable and other liabilities	(26)	—	(26)	(5)
Total nonrecurring fair value gains/(losses)	$72	$(30)	$611	$(28)
(a)Included $180 million and $92 million for the three months ended September 30, 2026 and 2025, respectively, and $846 million and $118 million for the nine months ended September 30, 2026 and 2025, respectively, of net gains/(losses) as a result of the measurement alternative.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2026 and 2025, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended September 30,		Nine months ended September 30,
As of or for the period ended, (in millions)	2026	2025	2026	2025
Other assets
Carrying value(a)	$9,978	$4,808	$9,978	$4,808
Upward carrying value changes(b)	270	121	1,068	199
Downward carrying value changes/impairment(c)	(90)	(29)	(222)	(81)
(a)The carrying value as of December 31, 2025 was $4.9 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2026 were $2.3 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2026 were $(1.5) billion.
Included in other assets above is the Firm’s interest in approximately 9.3 million Visa Class B-3 common shares (“Visa B-3 shares”) and 18.6 million Visa Class B-2 common shares ("Visa B-2 shares") reflected in the Firm's principal investment portfolio as of September 30, 2026 and September 30, 2025, respectively.
On April 13, 2026, Visa commenced an exchange offer for any and all outstanding shares of Visa Class B-1 common stock ("Visa B-1 shares") and Visa B-2 shares. On May 11, 2026, Visa accepted the Firm’s tender of its 18.6 million Visa B-2 shares in exchange for a combination of Visa B-3 shares and Visa C common shares (“Visa C shares”). As of September 30, 2026, the Firm had sold all of its Visa C shares.
The Visa B-3 shares are subject to certain transfer restrictions and are convertible into Visa Class A common shares (“Visa A shares”) at a specified conversion rate upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa B-3 shares to Visa A shares was 1.4773 at September 30, 2026 and may be adjusted by Visa depending on developments related to the litigation matters. The outcome of those litigation matters, and the effect that the resolution of those matters may have on the conversion rate, is unknown. Accordingly, as of September 30, 2026, there is significant uncertainty regarding when the transfer restrictions on Visa B-3 shares may be terminated and what the final conversion rate for the Visa B-3 shares will be. As a result of these considerations, as well as differences in voting rights, Visa B-3 shares are not considered to be similar to Visa A shares, and are held at their nominal carryover basis.
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

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2026 and December 31, 2025, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.3	$21.3	$—	$—	$21.3	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	305.0	305.0	—	—	305.0	321.6	321.6	—	—	321.6
Accrued interest and accounts receivable	164.6	—	164.4	0.2	164.6	111.1	—	111.0	0.1	111.1
Federal funds sold and securities purchased under resale agreements	13.4	—	13.4	—	13.4	9.4	—	9.4	—	9.4
Securities borrowed	204.4	—	204.4	—	204.4	188.1	—	188.1	—	188.1
Investment securities, held-to-maturity	274.6	144.9	103.8	—	248.7	270.1	126.4	126.9	—	253.3
Loans, net of allowance for loan losses(a)	1,486.7	—	390.8	1,088.9	1,479.7	1,397.0	—	314.6	1,089.2	1,403.8
Other	99.1	—	98.7	0.7	99.4	93.0	—	91.7	1.5	93.2
Financial liabilities
Deposits	$2,746.7	$—	$2,747.2	$—	$2,747.2	$2,538.4	$—	$2,538.8	$—	$2,538.8
Federal funds purchased and securities loaned or sold under repurchase agreements	109.7	—	109.7	—	109.7	82.2	—	82.2	—	82.2
Short-term borrowings	42.1	—	42.3	—	42.3	32.3	—	32.3	—	32.3
Accounts payable and other liabilities(b)	307.2	—	293.9	11.9	305.8	262.6	—	248.7	13.0	261.7
Beneficial interests issued by consolidated VIEs	28.2	—	28.3	—	28.3	27.9	—	28.0	—	28.0
Long-term debt	300.7	—	250.3	51.5	301.8	300.6	—	253.0	52.1	305.1
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

	September 30, 2026					December 31, 2025
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$3.5	$—	$—	$4.7	$4.7	$3.2	$—	$—	$4.5	$4.5
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2026				2025
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(76)	$—		$(76)	$94	$—		$94
Securities borrowed	(7)	—		(7)	(2)	—		(2)
Trading assets:
Debt and equity instruments, excluding loans	1,562	—		1,562	1,055	—		1,055
Loans reported as trading assets:
Changes in instrument-specific credit risk	(70)	—		(70)	111	—		111
Other changes in fair value	(3)	—		(3)	—	6	(c)	6
Loans:
Changes in instrument-specific credit risk	45	(8)	(c)	37	60	—		60
Other changes in fair value	(231)	(627)	(c)	(858)	108	230	(c)	338
Other assets	—	—		—	24	(4)	(d)	20
Deposits(a)	110	—		110	(567)	—		(567)
Federal funds purchased and securities loaned or sold under repurchase agreements	61	—		61	(13)	—		(13)
Short-term borrowings(a)	(534)	—		(534)	(685)	—		(685)
Trading liabilities	(30)	—		(30)	(1)	—		(1)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(7)	—		(7)	3	—		3
Long-term debt(a)(b)	3,697	3	(c)(d)	3,700	(2,900)	(1)	(c)(d)	(2,901)

	Nine months ended September 30,
	2026				2025
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(143)	$—		$(143)	$167	$—		$167
Securities borrowed	(9)	—		(9)	(6)	—		(6)
Trading assets:
Debt and equity instruments, excluding loans	2,337	—		2,337	2,103	—		2,103
Loans reported as trading assets:
Changes in instrument-specific credit risk	209	—		209	134	—		134
Other changes in fair value	4	8	(c)	12	17	14	(c)	31
Loans:
Changes in instrument-specific credit risk	341	(7)	(c)	334	477	—		477
Other changes in fair value	(273)	(463)	(c)	(736)	365	557	(c)	922
Other assets	25	(2)	(d)	23	55	(4)	(d)	51
Deposits(a)	(135)	—		(135)	(1,559)	—		(1,559)
Federal funds purchased and securities loaned or sold under repurchase agreements	97	—		97	(25)	—		(25)
Short-term borrowings(a)	(1,216)	—		(1,216)	(1,224)	—		(1,224)
Trading liabilities	7	—		7	19	—		19
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	(9)	—		(9)	(2)	—		(2)
Long-term debt(a)(b)	(621)	(1)	(c)(d)	(622)	(6,257)	(5)	(c)(d)	(6,262)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three and nine months ended September 30, 2026 and 2025.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2026 and December 31, 2025, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2026				December 31, 2025
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,569		$504	$(3,065)	$3,443		$545	$(2,898)
Loans	1,449		1,037	(412)	1,994		1,518	(476)
Subtotal	5,018		1,541	(3,477)	5,437		2,063	(3,374)
90 or more days past due and government guaranteed
Loans(a)	253		239	(14)	152		144	(8)
All other performing loans(b)
Loans reported as trading assets	14,316		12,497	(1,819)	14,852		12,380	(2,472)
Loans(c)	71,464		70,382	(1,082)	68,802		69,022	220
Subtotal	85,780		82,879	(2,901)	83,654		81,402	(2,252)
Total loans	$91,051		$84,659	$(6,392)	$89,243		$83,609	$(5,634)
Long-term debt
Principal-protected debt	$97,230	(e)	$81,271	$(15,959)	$73,984	(e)	$63,770	$(10,214)
Nonprincipal-protected debt(d)	NA		78,125	NA	NA		70,789	NA
Total long-term debt	NA		$159,396	NA	NA		$134,559	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$5	NA	NA		$5	NA
Total long-term beneficial interests	NA		$5	NA	NA		$5	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2026 and December 31, 2025.
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
At September 30, 2026 and December 31, 2025, the contractual amount of lending-related commitments for which the fair value option was elected was $23.4 billion and $18.9 billion, respectively, with a corresponding fair value of $151 million and $42 million, respectively. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2026					December 31, 2025
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$75,808	$2,244	$29,897		$107,949	$61,398	$3,273	$17,184		$81,855
Credit	10,224	1,463	—		11,687	8,677	817	—		9,494
Foreign exchange	2,956	920	331		4,207	2,617	606	448		3,671
Equity	64,156	10,231	3,489		77,876	55,890	9,978	3,095		68,963
Commodity	860	137	—	(a)	997	828	154	—	(a)	982
Total structured notes	$154,004	$14,995	$33,717		$202,716	$129,410	$14,828	$20,727		$164,965
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $3.3 billion and $2.8 billion for the periods ended September 30, 2026 and December 31, 2025, respectively.

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
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	123-124
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	123-124
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	125
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	126
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	123-124
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	126
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB, AWM	126
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate, CIB	126
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	126
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	126

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2026 and December 31, 2025.

	Notional amounts(b)
(in billions)	September 30, 2026	December 31, 2025
Interest rate contracts
Swaps	$30,227	$19,056
Futures and forwards	4,458	3,305
Written options	4,330	3,775
Purchased options	4,052	3,400
Total interest rate contracts	43,067	29,536
Credit derivatives(a)	2,117	1,381
Foreign exchange contracts
Cross-currency swaps	6,361	5,476
Spot, futures and forwards	12,806	8,187
Written options	1,134	979
Purchased options	1,127	953
Total foreign exchange contracts	21,428	15,595
Equity contracts
Swaps	1,399	1,147
Futures and forwards	244	196
Written options	1,320	1,118
Purchased options	1,148	971
Total equity contracts	4,111	3,432
Commodity contracts
Swaps	185	189
Spot, futures and forwards	294	270
Written options	158	119
Purchased options	123	120
Total commodity contracts	760	698
Total derivative notional amounts	$71,483	$50,642
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2026 and December 31, 2025, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2026 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$341,136	$—	$341,136	$38,292	$315,968	$6	$315,974	$15,831
Credit	17,587	—	17,587	585	20,734	—	20,734	2,072
Foreign exchange	193,882	1,777	195,659	22,409	184,937	1,000	185,937	14,358
Equity	128,857	—	128,857	6,474	159,757	—	159,757	22,851
Commodity	29,637	209	29,846	11,051	26,773	274	27,047	8,024
Total fair value of trading assets and liabilities	$711,099	$1,986	$713,085	$78,811	$708,169	$1,280	$709,449	$63,136

	Gross derivative receivables				Gross derivative payables
December 31, 2025 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$281,884	$—	$281,884	$25,401	$257,582	$1	$257,583	$7,461
Credit	13,024	—	13,024	479	17,628	—	17,628	2,016
Foreign exchange	182,887	349	183,236	19,355	177,158	983	178,141	14,833
Equity	97,723	—	97,723	5,867	117,017	—	117,017	14,806
Commodity	29,932	583	30,515	6,675	24,744	1,625	26,369	7,213
Total fair value of trading assets and liabilities	$605,450	$932	$606,382	$57,777	$594,129	$2,609	$596,738	$46,329
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2026 and December 31, 2025, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables.
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

	September 30, 2026				December 31, 2025
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$196,129	$(160,951)	$35,178		$162,300	$(138,107)	$24,193
OTC–cleared	141,837	(141,251)	586		118,377	(118,303)	74
Exchange-traded(a)	651	(642)	9		128	(73)	55
Total interest rate contracts	338,617	(302,844)	35,773		280,805	(256,483)	24,322
Credit contracts:
OTC	13,040	(12,598)	442		9,723	(9,433)	290
OTC–cleared	4,439	(4,404)	35		3,233	(3,112)	121
Total credit contracts	17,479	(17,002)	477		12,956	(12,545)	411
Foreign exchange contracts:
OTC	190,971	(171,924)	19,047		180,120	(163,029)	17,091
OTC–cleared	1,576	(1,304)	272		904	(849)	55
Exchange-traded(a)	26	(22)	4		21	(3)	18
Total foreign exchange contracts	192,573	(173,250)	19,323		181,045	(163,881)	17,164
Equity contracts:
OTC	50,001	(47,212)	2,789		33,418	(31,170)	2,248
Exchange-traded(a)	76,706	(75,171)	1,535		63,168	(60,686)	2,482
Total equity contracts	126,707	(122,383)	4,324		96,586	(91,856)	4,730
Commodity contracts:
OTC	20,344	(12,905)	7,439		18,244	(14,469)	3,775
OTC–cleared	35	(35)	—		109	(79)	30
Exchange-traded(a)	5,980	(5,855)	125		9,565	(9,292)	273
Total commodity contracts	26,359	(18,795)	7,564		27,918	(23,840)	4,078
Derivative receivables with appropriate legal opinion	701,735	(634,274)	67,461	(d)	599,310	(548,605)	50,705	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	11,350		11,350		7,072		7,072
Total derivative receivables recognized on the Consolidated balance sheets	$713,085		$78,811		$606,382		$57,777
Collateral not nettable on the Consolidated balance sheets(b)(c)			(36,031)				(28,891)
Net amounts			$42,780				$28,886

	September 30, 2026				December 31, 2025
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$166,673	$(154,161)	$12,512		$135,045	$(128,464)	$6,581
OTC–cleared	146,035	(145,299)	736		121,702	(121,557)	145
Exchange-traded(a)	987	(683)	304		104	(101)	3
Total interest rate contracts	313,695	(300,143)	13,552		256,851	(250,122)	6,729
Credit contracts:
OTC	17,054	(15,480)	1,574		14,848	(13,196)	1,652
OTC–cleared	3,210	(3,182)	28		2,446	(2,416)	30
Total credit contracts	20,264	(18,662)	1,602		17,294	(15,612)	1,682
Foreign exchange contracts:
OTC	182,338	(170,253)	12,085		175,485	(162,455)	13,030
OTC–cleared	1,387	(1,305)	82		897	(850)	47
Exchange-traded(a)	23	(21)	2		9	(3)	6
Total foreign exchange contracts	183,748	(171,579)	12,169		176,391	(163,308)	13,083
Equity contracts:
OTC	77,576	(61,749)	15,827		53,530	(41,552)	11,978
Exchange-traded(a)	78,724	(75,157)	3,567		61,363	(60,659)	704
Total equity contracts	156,300	(136,906)	19,394		114,893	(102,211)	12,682
Commodity contracts:
OTC	17,795	(13,154)	4,641		14,176	(9,786)	4,390
OTC–cleared	49	(40)	9		79	(79)	—
Exchange-traded(a)	6,039	(5,829)	210		9,334	(9,291)	43
Total commodity contracts	23,883	(19,023)	4,860		23,589	(19,156)	4,433
Derivative payables with appropriate legal opinion	697,890	(646,313)	51,577	(d)	589,018	(550,409)	38,609	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	11,559		11,559		7,720		7,720
Total derivative payables recognized on the Consolidated balance sheets	$709,449		$63,136		$596,738		$46,329
Collateral not nettable on the Consolidated balance sheets(b)(c)			(23,799)				(18,478)
Net amounts			$39,337				$27,851
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
(d)Net derivatives receivable included cash collateral netted of $59.4 billion and $54.7 billion at September 30, 2026 and December 31, 2025, respectively. Net derivatives payable included cash collateral netted of $71.5 billion and $56.5 billion at September 30, 2026 and December 31, 2025, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2026 and December 31, 2025.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2026	December 31, 2025
Aggregate fair value of net derivative payables	$22,375	$19,986
Collateral posted	23,434	20,555
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2026 and December 31, 2025, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivative contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2026		December 31, 2025
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$64	$285	$28	$124
Amount required to settle contracts with termination triggers upon downgrade(b)	10	42	15	96
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2026 and 2025, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

Three months ended September 30, 2026 (in millions)	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(410)	$475	$65	$—	$231	$—
Foreign exchange(c)	(202)	277	75	(134)	74	32
Commodity(d)	(400)	427	27	—	28	—
Total	$(1,012)	$1,179	$167	$(134)	$333	$32

Three months ended September 30, 2025 (in millions)	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(43)	$359	$316	$—	$318	$—
Foreign exchange(c)	413	(301)	112	(208)	112	49
Commodity(d)	(604)	651	47	—	39	—
Total	$(234)	$709	$475	$(208)	$469	$49

Nine months ended September 30, 2026 (in millions)	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$78	$490	$568	$—	$798	$—
Foreign exchange(c)	(139)	368	229	(442)	228	75
Commodity(d)	(1,412)	1,455	43	—	39	—
Total	$(1,473)	$2,313	$840	$(442)	$1,065	$75

Nine months ended September 30, 2025 (in millions)	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$36	$923	$959	$—	$914	$—
Foreign exchange(c)	930	(693)	237	(509)	237	76
Commodity(d)	(1,880)	2,061	181	—	136	—
Total	$(914)	$2,291	$1,377	$(509)	$1,287	$76
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

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2026 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$241,794	(c)	$(7,003)	$(1,072)	$(8,075)
Liabilities
Long-term debt	220,348		(9,674)	(8,013)	(17,687)
Beneficial interests issued by consolidated VIEs	5,856		(91)	(1)	(92)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2025 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$255,109	(c)	$3,693	$(1,374)	$2,319
Liabilities
Long-term debt	222,611		232	(8,689)	(8,457)
Beneficial interests issued by consolidated VIEs	5,884		37	—	37
(a)Excludes physical commodities with a carrying value of $8.0 billion and $22.9 billion at September 30, 2026 and December 31, 2025, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2026 and December 31, 2025, the carrying amount excluded for AFS securities was $38.4 billion and $33.6 billion, respectively. At September 30, 2026 and December 31, 2025, the carrying amount excluded for long-term debt was $2.3 billion and $587 million, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. At September 30, 2026 and December 31, 2025, the amortized cost of the portfolio layer method closed portfolios was $76.9 billion and $91.9 billion, of which $60.0 billion and $68.9 billion was designated as hedged, respectively. The amount designated as hedged is the sum of the notional amounts of all outstanding layers in each portfolio, which includes both spot starting and forward starting layers. At September 30, 2026 and December 31, 2025, the cumulative amount of basis adjustments was $(3.8) billion and $(32) million, which is comprised of $(3.2) billion and $641 million for active hedging relationships, and $(575) million and $(673) million for discontinued hedging relationships, respectively. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2026 and 2025, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2026 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(450)	$(6,309)	$(5,859)
Foreign exchange(b)	(46)	(14)	32
Total	$(496)	$(6,323)	$(5,827)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(677)	$(87)	$590
Foreign exchange(b)	(1)	(177)	(176)
Total	$(678)	$(264)	$414

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2026 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,248)	$(9,431)	$(8,183)
Foreign exchange(b)	(80)	(167)	(87)
Total	$(1,328)	$(9,598)	$(8,270)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2025 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(1,928)	$2,523	$4,451
Foreign exchange(b)	37	222	185
Total	$(1,891)	$2,745	$4,636
(a)Primarily consists of hedges of SOFR-indexed and Prime-indexed floating-rate assets. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2026 and 2025.
Over the next 12 months, the Firm expects that approximately $(2.6) billion (after-tax) of net losses recorded in AOCI at September 30, 2026, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2026 and 2025.

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2026		2025
Three months ended September 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$12	$217	$160	$232

	Gains/(losses) recorded in income(a) and other comprehensive income/(loss)
	2026		2025
Nine months ended September 30, (in millions)	Amounts recorded in income(b)	Amounts recorded in OCI	Amounts recorded in income(b)	Amounts recorded in OCI
Foreign exchange derivatives	$37	$1,339	$312	$(6,115)
(a)The forward points on foreign exchange forward contracts are permitted to be excluded from the assessment of hedge effectiveness. These amounts are recorded in net interest income.
(b)Excludes amounts reclassified from AOCI to income associated with net investment hedges. The amounts reclassified for the three and nine months ended September 30, 2026 and 2025 were not material. Refer to Note 19 for further information.
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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Contract type
Interest rate(a)	$246	$(69)	$339	$(58)
Credit(b)	(74)	(140)	(330)	(374)
Foreign exchange(c)	10	(26)	18	82
Equity(d)	(4)	(17)	(10)	(9)
Total	$178	$(252)	$17	$(359)
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

Credit derivatives
Refer to Note 5 of JPMorganChase’s 2025 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2026 and December 31, 2025. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
September 30, 2026 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(838,714)	$866,352	$27,638	$9,954
Other credit derivatives(a)	(161,369)	226,771	65,402	13,704
Total credit derivatives	(1,000,083)	1,093,123	93,040	23,658
Credit-related notes(b)	—	—	—	16,230
Total	$(1,000,083)	$1,093,123	$93,040	$39,888

	Maximum payout/Notional amount
December 31, 2025 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(503,480)	$549,440	$45,960	$6,840
Other credit derivatives(a)	(124,650)	187,090	62,440	9,495
Total credit derivatives	(628,130)	736,530	108,400	16,335
Credit-related notes(b)	—	—	—	13,162
Total	$(628,130)	$736,530	$108,400	$29,497
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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2026 and December 31, 2025, where JPMorganChase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorganChase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2026 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment grade	$(200,344)	$(406,289)	$(176,221)	$(782,854)	$5,294	$(2,423)	$2,871
Non-investment grade	(43,618)	(125,704)	(47,907)	(217,229)	4,387	(2,854)	1,533
Total	$(243,962)	$(531,993)	$(224,128)	$(1,000,083)	$9,681	$(5,277)	$4,404

December 31, 2025 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment grade	$(146,799)	$(314,100)	$(28,117)	$(489,016)	$4,969	$(908)	$4,061
Non-investment grade	(43,863)	(91,220)	(4,031)	(139,114)	3,439	(2,085)	1,354
Total	$(190,662)	$(405,320)	$(32,148)	$(628,130)	$8,408	$(2,993)	$5,415
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and
noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorganChase’s 2025 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Underwriting
Equity	$562	$528	$1,865	$1,318
Debt	1,180	1,154	3,657	3,504
Total underwriting	1,742	1,682	5,522	4,822
Advisory	1,218	930	3,504	2,467
Total investment banking fees	$2,960	$2,612	$9,026	$7,289
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Principal transactions revenue by instrument type
Interest rate(a)	$(142)	$1,303	$1,733	$3,645
Credit(b)	167	164	966	601
Foreign exchange	1,459	1,186	4,410	4,158
Equity	4,780	3,999	14,823	12,009
Commodity	252	468	1,578	1,475
Total revenue by instrument type	6,516	7,120	23,510	21,888
Private equity losses	—	(11)	—	(16)
Principal transactions	$6,516	$7,109	$23,510	$21,872
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Lending-related fees	$581	$554	$1,745	$1,647
Deposit-related fees	1,998	1,795	5,739	5,082
Total lending- and deposit-related fees	$2,579	$2,349	$7,484	$6,729
Deposit-related fees include the impact of credits earned by clients that reduce such fees.
Asset management fees
The following table presents the components of asset management fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Asset management fees
Investment management fees	$5,790	$5,015	$16,745	$14,326
All other asset management fees	107	105	325	300
Total asset management fees	$5,897	$5,120	$17,070	$14,626
Commissions and other fees
The following table presents the components of commissions and other fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Commissions and other fees
Brokerage commissions	$1,168	$917	$3,516	$2,765
Administration fees	799	713	2,344	2,037
All other commissions and fees(a)	617	574	1,820	1,629
Total commissions and other fees	$2,584	$2,204	$7,680	$6,431
(a)Includes depositary receipt-related service fees, annuity and travel-related sales commissions, as well as other service fees, which are recognized as revenue when the services are rendered.
Mortgage fees and related income: refer to Note 14 for additional information.

Card income
The following table presents the components of card income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interchange and merchant processing income	$10,062	$9,218	$29,214	$26,775
Rewards costs and partner payments	(8,403)	(7,614)	(24,322)	(21,749)
All other(a)	(231)	(464)	(926)	(1,326)
Total card income	$1,428	$1,140	$3,966	$3,700
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
The following table presents certain components of other income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026		2025
Operating lease income	$1,238	$990	$3,598		$2,720
Initial gain on the Visa share exchange	—	—	4,509	(a)	—
First Republic-related gain	—	—	—		628	(b)
(a)Relates to the initial gain recognized on May 11, 2026. Refer to Note 2 for additional information.
(b)Relates to the settlement of outstanding items with the FDIC in 2025.
Refer to Note 16 for information on operating lease income included within other income.
Gains on certain equity investments: The second quarter of 2026 results included $1.0 billion of gains on certain equity investments, consisting of $763 million in Corporate and $263 million in CIB. These gains represented a measurement alternative markup on an equity investment and initial gains on transition from measurement alternative to recurring fair value on certain other equity investments.
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
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Legal expense	$63	$62	$402	$301
FDIC-related expense	371	258	1,053	549	(a)
Operating losses	284	301	850	1,001
(a)Included an FDIC special assessment accrual release of $437 million for the nine months ended September 30, 2025.

Note 6 – Interest income and interest
expense
Refer to Note 7 of JPMorganChase’s 2025 Form 10-K for a description of JPMorganChase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Interest income
Loans(a)	$25,862	$24,025	$74,427	$69,494
Taxable securities	7,612	7,135	21,793	19,806
Non-taxable securities(b)	266	294	824	837
Total investment securities(a)	7,878	7,429	22,617	20,643
Trading assets - debt instruments	7,822	6,284	22,488	18,139
Federal funds sold and securities purchased under resale agreements	4,181	4,531	12,586	13,325
Securities borrowed	2,774	2,163	7,715	6,681
Deposits with banks	2,489	2,946	7,157	10,480
All other interest-earning assets(c)(d)	2,050	2,061	5,881	5,771
Total interest income	$53,056	$49,439	$152,871	$144,533
Interest expense
Interest-bearing deposits	$11,398	$11,633	$32,443	$34,111
Federal funds purchased and securities loaned or sold under repurchase agreements	6,543	6,043	19,364	17,197
Short-term borrowings	590	590	1,633	1,732
Trading liabilities – debt and all other interest-bearing liabilities(e)	2,542	2,316	7,220	6,685
Long-term debt	4,660	4,558	13,470	13,434
Beneficial interest issued by consolidated VIEs	287	333	828	926
Total interest expense	$26,020	$25,473	$74,958	$74,085
Net interest income	$27,036	$23,966	$77,913	$70,448
Provision for credit losses	2,743	3,403	7,765	9,557
Net interest income after provision for credit losses	$24,293	$20,563	$70,148	$60,891
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
(d)Includes the forward points on foreign exchange forward contracts related to the Firm’s net investment hedges. Refer to Note 4 for information on net investment hedges.
(e)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorganChase’s 2025 Form 10-K for a discussion of JPMorganChase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Total net periodic defined benefit plan credit(a)	$(50)	$(67)	$(176)	$(195)
Total defined contribution plans	508	506	1,438	1,454
Total pension and OPEB cost included in noninterest expense	$458	$439	$1,262	$1,259
(a)Includes pension settlement losses of $56 million and $117 million, for the three and nine months ended September 30, 2026, respectively.
As of September 30, 2026 and December 31, 2025, the fair values of plan assets for the Firm’s significant defined benefit pension and OPEB plans were $21.8 billion and $23.6 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorganChase’s 2025 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cost of prior grants of restricted stock units (“RSUs”), performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$422	$348	$1,321	$1,152
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	684	562	2,125	1,770
Total noncash compensation expense related to employee share-based incentive plans	$1,106	$910	$3,446	$2,922
In the first quarter of 2026, in connection with its annual incentive grant for the 2025 performance year, the Firm granted 12 million RSUs and 370 thousand PSUs with weighted-average grant date fair values of $305.68 per RSU and $306.51 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2026, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
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
Transfers of securities between AFS and HTM are non-cash transactions.
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for additional information regarding the investment securities portfolio.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2026				December 31, 2025
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$97,749	$95	$5,326	$92,518	$92,112	$1,075	$2,215	$90,972
Residential:
U.S.	5,768	1	105	5,664	5,564	38	17	5,585
Non-U.S.	184	1	—	185	405	1	—	406
Commercial	5,343	6	74	5,275	4,466	48	30	4,484
Total mortgage-backed securities	109,044	103	5,505	103,642	102,547	1,162	2,262	101,447
U.S. Treasury and government agencies	355,248	458	7,981	347,725	313,470	2,384	32	315,822
Obligations of U.S. states and municipalities	18,336	18	2,301	16,053	20,915	118	793	20,240
Non-U.S. government debt securities	50,839	35	1,028	49,846	45,676	215	236	45,655
Corporate debt securities	215	—	7	208	139	—	11	128
Asset-backed securities:
Collateralized loan obligations	27,898	30	—	27,928	21,897	51	1	21,947
Other	1,803	10	24	1,789	1,941	25	7	1,959
Unallocated portfolio layer fair value basis adjustments(a)	(3,176)	—	(3,176)	NA	641	(641)	—	NA
Total available-for-sale securities	560,207	654	13,670	547,191	507,226	3,314	3,342	507,198
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies	82,191	—	13,545	68,646	89,073	57	9,200	79,930
U.S. Residential	6,734	—	860	5,874	7,542	6	570	6,978
Commercial	5,386	—	375	5,011	6,493	19	234	6,278
Total mortgage-backed securities	94,311	—	14,780	79,531	103,108	82	10,004	93,186
U.S. Treasury and government agencies	154,825	—	9,912	144,913	132,727	134	6,414	126,447
Obligations of U.S. states and municipalities	7,939	—	1,125	6,814	8,600	17	609	8,008
Asset-backed securities:
Collateralized loan obligations	16,736	10	2	16,744	24,695	29	6	24,718
Other	753	—	22	731	1,004	1	20	985
Total held-to-maturity securities	274,564	10	25,841	248,733	270,134	263	17,053	253,344
Total investment securities, net of allowance for credit losses	$834,771	$664	$39,511	$795,924	$777,360	$3,577	$20,395	$760,542
(a)Represents the amount of portfolio layer method basis adjustments related to AFS securities hedged in a closed portfolio. Under U.S. GAAP portfolio layer method basis adjustments are not allocated to individual securities, however, the amounts impact the unrealized gains or losses in the table for the types of securities being hedged. Refer to Note 4 for additional information.
(b)The Firm purchased $14.1 billion and $37.2 billion of HTM securities for the three and nine months ended September 30, 2026, respectively, and $1.6 billion and $4.8 billion for the three and nine months ended September 30, 2025, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $47 million and $106 million at September 30, 2026 and December 31, 2025, respectively.
(d)Excludes $5.5 billion and $4.6 billion of accrued interest receivable at September 30, 2026 and December 31, 2025, respectively. The Firm did not reverse through interest income any accrued interest receivable for the three and nine months ended September 30, 2026 and 2025. Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for accrued interest receivable on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2026 and December 31, 2025. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $13.3 billion and $2.2 billion, at September 30, 2026 and December 31, 2025, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2026 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$4,879	$78	$507	$27	$5,386	$105
Non-U.S.	—	—	17	—	17	—
Commercial	3,049	51	387	23	3,436	74
Total mortgage-backed securities	7,928	129	911	50	8,839	179
Obligations of U.S. states and municipalities	8,264	759	7,406	1,542	15,670	2,301
Non-U.S. government debt securities	36,094	795	4,139	233	40,233	1,028
Corporate debt securities	206	7	—	—	206	7
Asset-backed securities:
Collateralized loan obligations	1,410	—	—	—	1,410	—
Other	744	17	113	7	857	24
Total available-for-sale securities with gross unrealized losses	$54,646	$1,707	$12,569	$1,832	$67,215	$3,539

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2025 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$36	$—	$609	$17	$645	$17
Non-U.S.	3	—	20	—	23	—
Commercial	142	1	576	29	718	30
Total mortgage-backed securities	181	1	1,205	46	1,386	47
Obligations of U.S. states and municipalities	5,519	131	9,597	662	15,116	793
Non-U.S. government debt securities	9,324	76	4,954	160	14,278	236
Corporate debt securities	114	11	—	—	114	11
Asset-backed securities:
Collateralized loan obligations	814	—	143	1	957	1
Other	63	—	131	7	194	7
Total available-for-sale securities with gross unrealized losses	$16,015	$219	$16,030	$876	$32,045	$1,095

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both September 30, 2026 and December 31, 2025, all HTM securities were rated investment grade and were current and accruing, with approximately 99% rated at least AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $47 million as of September 30, 2026, which included the reduction in allowance of $48 million related to a sale of a corporate debt security and a payoff of a commercial mortgage-backed security during the nine months ended September 30, 2026. The allowance for credit losses on investment securities was $105 million as of September 30, 2025, which included the reduction in allowance of $17 million related to a sale of a corporate debt security during the nine months ended September 30, 2025.
Refer to Note 10 of JPMorganChase’s 2025 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Realized gains	$31	$248	$648	$487
Realized losses	(689)	(143)	(1,637)	(473)
Investment securities gains/(losses)	$(658)	$105	$(989)	$14
Provision for credit losses	$—	$(3)	$(11)	$(30)

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2026, of JPMorganChase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2026 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$543	$12,044	$4,415	$92,042	$109,044
Fair value	541	11,827	4,298	86,976	103,642
Average yield(a)	3.38%	4.64%	4.61%	4.97%	4.91%
U.S. Treasury and government agencies
Amortized cost	$12,802	$277,017	$59,030	$6,399	$355,248
Fair value	12,786	271,702	57,382	5,855	347,725
Average yield(a)	4.10%	4.17%	4.39%	4.88%	4.22%
Obligations of U.S. states and municipalities
Amortized cost	$1	$18	$132	$18,185	$18,336
Fair value	1	17	119	15,916	16,053
Average yield(a)	3.23%	4.07%	3.92%	5.05%	5.04%
Non-U.S. government debt securities
Amortized cost	$11,754	$27,348	$11,737	$—	$50,839
Fair value	11,756	26,833	11,257	—	49,846
Average yield(a)	4.11%	4.44%	3.70%	—%	4.19%
Corporate debt securities
Amortized cost	$7	$213	$—	$—	$220
Fair value	2	206	—	—	208
Average yield(a)	17.50%	14.31%	—%	—%	14.41%
Asset-backed securities
Amortized cost	$52	$247	$1,470	$27,934	$29,703
Fair value	51	243	1,472	27,951	29,717
Average yield(a)	4.84%	5.36%	5.65%	4.84%	4.88%
Total available-for-sale securities
Amortized cost(b)	$25,159	$316,887	$76,784	$144,560	$563,390
Fair value	25,137	310,828	74,528	136,698	547,191
Average yield(a)	4.10%	4.22%	4.32%	4.95%	4.42%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$260	$9,143	$4,669	$80,253	$94,325
Fair value	259	8,417	4,139	66,716	79,531
Average yield(a)	2.38%	2.45%	3.39%	2.87%	2.86%
U.S. Treasury and government agencies
Amortized cost	$30,030	$124,078	$717	$—	$154,825
Fair value	29,843	114,410	660	—	144,913
Average yield(a)	3.83%	2.53%	2.78%	—%	2.78%
Obligations of U.S. states and municipalities
Amortized cost	$—	$147	$176	$7,642	$7,965
Fair value	—	127	163	6,524	6,814
Average yield(a)	—%	2.48%	4.19%	4.06%	4.04%
Asset-backed securities
Amortized cost	$—	$494	$6,424	$10,571	$17,489
Fair value	—	492	6,427	10,556	17,475
Average yield(a)	—%	3.17%	4.58%	4.65%	4.58%
Total held-to-maturity securities
Amortized cost(b)	$30,290	$133,862	$11,986	$98,466	$274,604
Fair value	30,102	123,446	11,389	83,796	248,733
Average yield(a)	3.82%	2.52%	4.00%	3.15%	2.96%
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
(b)For purposes of this table, the amortized cost of available-for-sale securities excludes the allowance for credit losses of $7 million and the portfolio layer fair value hedge basis adjustments of $(3.2) billion at September 30, 2026. The amortized cost of held-to-maturity securities also excludes the allowance for credit losses of $40 million at September 30, 2026.
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2026 and December 31, 2025. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2026
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$792,022	$(330,171)	$461,851	$(452,070)	$9,781
Securities borrowed	398,709	(68,847)	329,862	(255,978)	73,884
Liabilities
Securities sold under repurchase agreements	$1,018,059	$(330,171)	$687,888	$(650,775)	$37,113
Securities loaned and other(a)	103,696	(68,847)	34,849	(34,543)	306

	December 31, 2025
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$618,516	$(282,090)	$336,426	$(324,217)	$12,209
Securities borrowed	357,361	(71,170)	286,191	(234,466)	51,725
Liabilities
Securities sold under repurchase agreements	$715,251	$(282,090)	$433,161	$(397,550)	$35,611
Securities loaned and other(a)	86,829	(71,170)	15,659	(15,534)	125
(a)Includes securities-for-securities lending agreements of $19.4 billion and $6.6 billion at September 30, 2026 and December 31, 2025, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2026 and December 31, 2025, included $6.8 billion and $9.4 billion, respectively, of securities purchased under resale agreements; $65.0 billion and $44.0 billion, respectively, of securities borrowed; $35.7 billion and $34.9 billion, respectively, of securities sold under repurchase agreements; and zero and $40 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2026 and December 31, 2025 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2026		December 31, 2025
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$135,773	$—	$124,776	$—
Residential - nonagency	4,019	—	1,685	—
Commercial - nonagency	1,723	—	2,285	—
U.S. Treasury, GSEs and government agencies	518,332	6,579	346,938	703
Obligations of U.S. states and municipalities	3,377	—	1,624	—
Non-U.S. government debt	210,036	4,056	122,346	1,415
Corporate debt securities	73,711	5,931	66,100	3,433
Asset-backed securities	5,357	—	6,545	—
Equity securities	65,731	87,130	42,952	81,278
Total	$1,018,059	$103,696	$715,251	$86,829

	Remaining contractual maturity of the agreements
September 30, 2026 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$580,580	$262,442	$41,270	$133,767	$1,018,059
Total securities loaned and other	83,610	66	6,065	13,955	103,696

	Remaining contractual maturity of the agreements
December 31, 2025 (in millions)	Overnight and continuous	Up to 30 days	30 – 90 days	Greater than 90 days	Total
Total securities sold under repurchase agreements	$406,605	$168,256	$18,169	$122,221	$715,251
Total securities loaned and other	78,233	1,316	976	6,304	86,829
Transfers not qualifying for sale accounting
At September 30, 2026 and December 31, 2025, the Firm held $724 million and $787 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded primarily in short-term borrowings and long-term debt on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2026 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$367,206	$252,697	$877,256	$1,497,159
Held-for-sale	301	—	15,523	15,824
At fair value	25,595	—	46,063	71,658
Total	$393,102	$252,697	$938,842	$1,584,641

December 31, 2025 (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
Retained	$368,741	$247,797	$792,367	$1,408,905
Held-for-sale	334	—	13,506	13,840
At fair value	33,183	—	37,501	70,684
Total	$402,258	$247,797	$843,374	$1,493,429
(a)Excludes $7.6 billion and $7.0 billion of accrued interest receivables at September 30, 2026 and December 31, 2025, respectively. The Firm wrote off accrued interest receivables of $13 million and $22 million for the three months ended September 30, 2026 and 2025, respectively, and $44 million and $85 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs, which were not material as of September 30, 2026 and December 31, 2025. For the discount associated with First Republic loans, refer to Note 34 of JPMorganChase’s 2025 Form 10-K.

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

	2026					2025
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$203	(b)	$—	$59	$262	$232	(b)(c)	$—	$1,240	$1,472
Sales	—		—	14,471	14,471	1,957		—	12,016	13,973
Retained loans reclassified to held-for-sale(a)	57		—	276	333	45		—	161	206

	2026					2025
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$599	(b)(c)	$—	$266	$865	$517	(b)(c)	$—	$1,573	$2,090
Sales	1,014		—	41,911	42,925	1,957		—	37,096	39,053
Retained loans reclassified to held-for-sale(a)	468		—	880	1,348	276		—	948	1,224
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Excludes purchases of retained loans of $217 million and $1.4 billion for the three months ended September 30, 2026 and 2025, respectively, and $1.6 billion and $2.4 billion for the nine months ended September 30, 2026 and 2025, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Net gains/(losses) on sales of loans and lending-related commitments(a)	$71	$113	$138	$156
(a)Includes $77 million and $59 million related to loans for the three months ended September 30, 2026 and 2025, respectively, and $138 million and $96 million for the nine months ended September 30, 2026 and 2025, respectively.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of scored residential mortgages, home equity loans and lines of credit, auto and business banking loans, with a focus on serving the prime consumer credit market. These loans include home equity loans secured by junior liens and prime mortgage loans with an interest-only payment period.
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2026	December 31, 2025
Residential real estate	$299,642	$303,531
Auto and other	67,564	65,210
Total retained loans	$367,206	$368,741
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
Delinquency is the primary credit quality indicator for retained residential real estate loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2026 (in millions, except ratios)	Term loans by origination year(c)						Revolving loans		Total
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$17,675	$19,500	$8,139	$12,623	$54,257	$172,186	$6,951	$5,951	$297,282
30–149 days past due	4	12	126	65	98	770	23	164	1,262
150 or more days past due	—	8	24	39	218	710	7	92	1,098
Total retained loans	$17,679	$19,520	$8,289	$12,727	$54,573	$173,666	$6,981	$6,207	$299,642
% of 30+ days past due to total retained loans(b)	0.02%	0.10%	1.81%	0.82%	0.58%	0.85%	0.43%	4.12%	0.78%
Gross charge-offs	$—	$—	$—	$2	$4	$16	$7	$2	$31

	Term loans by origination year(c)						Revolving loans		Total
As of or for the year ended December 31, 2025 (in millions, except ratios)	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$21,179	$9,894	$14,334	$57,258	$74,916	$110,489	$6,644	$6,246	$300,960
30–149 days past due	4	16	36	98	99	770	27	184	1,234
150 or more days past due	—	12	68	242	231	653	12	119	1,337
Total retained loans	$21,183	$9,922	$14,438	$57,598	$75,246	$111,912	$6,683	$6,549	$303,531
% of 30+ days past due to total retained loans(b)	0.02%	0.28%	0.72%	0.59%	0.44%	1.26%	0.58%	4.63%	0.84%
Gross charge-offs	$—	$2	$4	$7	$10	$9	$22	$4	$58
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies which were not material at September 30, 2026 and December 31, 2025.
(b)Excludes mortgage loans that are 30 or more days past due insured by U.S. government agencies which were not material at September 30, 2026 and December 31, 2025. These loans have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2026	December 31, 2025
Nonaccrual loans(a)(b)(c)(d)	$3,618	$3,632

Current estimated LTV ratios(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$81	$71
Less than 660	4	4
Greater than 100% but less than or equal to 125% and refreshed FICO scores:
Equal to or greater than 660	260	282
Less than 660	5	5
Greater than 80% but less than or equal to 100% and refreshed FICO scores:
Equal to or greater than 660	6,877	5,990
Less than 660	130	131
Less than or equal to 80% and refreshed FICO scores:
Equal to or greater than 660	283,384	287,923
Less than 660	8,314	8,435
No FICO/LTV available(h)	587	690
Total retained loans	$299,642	$303,531

Weighted-average LTV ratio(e)(i)	47%	48%
Weighted-average FICO(f)(i)	776	775

Geographic region(h)(j)
California	$114,374	$117,500
New York	45,992	46,378
Florida	22,421	21,864
Texas	14,401	14,398
Massachusetts	12,697	12,985
Colorado	10,413	10,316
Washington	9,133	9,408
Illinois	8,823	9,152
New Jersey	7,482	7,486
Connecticut	6,855	6,823
All other	47,051	47,221
Total retained loans	$299,642	$303,531
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual loans, regardless of their delinquency status. At September 30, 2026, approximately 10% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Mortgage loans insured by U.S. government agencies excluded from nonaccrual loans were not material at September 30, 2026 and December 31, 2025.
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
(d)Interest income on nonaccrual loans recognized on a cash basis was $37 million and $35 million for the three months ended September 30, 2026 and 2025, respectively, and $110 million and $109 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(h)Included U.S. government-guaranteed loans as of September 30, 2026 and December 31, 2025.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2026.

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
Financial effects of FDMs
For the three and nine months ended September 30, 2026, retained residential real estate FDMs were $140 million and $278 million, respectively, which included $116 million and $213 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals driven by the forbearance activities related to California wildfires. For the three and nine months ended September 30, 2026, the financial effects of the remaining FDMs, which were largely in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 24 years and 21 years, respectively, and reducing the weighted-average contractual interest rate from 6.99% to 5.35%, and from 7.22% to 6.17%, respectively.
For the three and nine months ended September 30, 2025, retained residential real estate FDMs were $135 million and $1.0 billion, respectively, which included $77 million and $894 million, respectively, of FDMs in the form of other-than-insignificant payment deferrals driven by the forbearance activities related to California wildfires. For the three and nine months ended September 30, 2025, the financial effects of the remaining FDMs, which were in the form of term extensions and interest rate reductions, included extending the weighted-average life of the loans by approximately 17 years for both periods, and reducing the weighted-average contractual interest rate from 7.16% to 6.53% and 7.09% to 6.15%, respectively.
As of September 30, 2026 and December 31, 2025, additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs were not material.
For the three and nine months ended September 30, 2026 and 2025, loans subject to a trial modification, where the terms of the loans have not been permanently modified, and Chapter 7 loans were not material.
Payment status of FDMs
The following table provides information on the payment status of retained residential real estate FDMs during the twelve months ended September 30, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended September 30,
	2026	2025
Current	$280	$356
30-149 days past due	44	76
150 or more days past due	55	630
Total	$379	$1,062
Defaults of FDMs
For the three and nine months ended September 30, 2026 and 2025, defaults of retained residential real estate FDMs that had been modified within twelve months were not material.
Active and suspended foreclosure
At September 30, 2026 and December 31, 2025, the Firm had retained residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $508 million and $575 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
Delinquency is the primary credit quality indicator for retained auto and other loans. The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2026 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$23,363	$18,677	$10,841	$5,848	$2,676	$1,359	$3,712	$228	$66,704
30–119 days past due	143	160	148	154	101	50	21	46	823
120 or more days past due	—	—	1	1	—	1	1	33	37
Total retained loans	$23,506	$18,837	$10,990	$6,003	$2,777	$1,410	$3,734	$307	$67,564
% of 30+ days past due to total retained loans	0.61%	0.85%	1.36%	2.58%	3.64%	3.55%	0.59%	25.73%	1.27%
Gross charge-offs	$160	$163	$130	$135	$69	$70	$—	$5	$732

As of or for the year ended December 31, 2025 (in millions, except ratios)	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$26,490	$15,586	$9,443	$4,899	$2,961	$846	$3,817	$177	$64,219
30–119 days past due	170	180	225	170	99	25	33	48	950
120 or more days past due	—	2	2	—	1	—	2	34	41
Total retained loans	$26,660	$15,768	$9,670	$5,069	$3,061	$871	$3,852	$259	$65,210
% of 30+ days past due to total retained loans	0.64%	1.15%	2.35%	3.35%	3.23%	2.87%	0.91%	31.66%	1.52%
Gross charge-offs	$242	$228	$244	$157	$69	$83	$—	$8	$1,031

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and geographic region as a credit quality indicator for retained auto and other consumer loans.

	September 30, 2026	December 31, 2025
Nonaccrual loans(a)(b)	$233	$243

Geographic region(c)
California	$10,120	$9,926
Texas	8,618	7,940
Florida	5,674	5,382
New York	4,829	4,771
Illinois	2,903	2,804
New Jersey	2,385	2,347
Pennsylvania	2,226	2,066
Georgia	1,737	1,682
North Carolina	1,652	1,578
Arizona	1,623	1,583
All other	25,797	25,131
Total retained loans	$67,564	$65,210
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
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2026 and 2025.
(c)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2026.

Loan modifications
The Firm grants certain modifications of auto and other loans to borrowers experiencing financial difficulty.
For the three and nine months ended September 30, 2026 and 2025, retained auto and other FDMs were not material.
As of September 30, 2026 and December 31, 2025, there were no additional unfunded commitments to lend to borrowers experiencing financial difficulty whose loans have been modified as FDMs.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorganChase's 2025 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency and gross charge-offs.

As of or for the nine months ended September 30, 2026 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$244,504	$3,211	$247,715
30–89 days past due and still accruing	2,302	259	2,561
90 or more days past due and still accruing	2,296	125	2,421
Total retained loans	$249,102	$3,595	$252,697
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.85%	10.68%	1.97%
% of 90+ days past due to total retained loans	0.92	3.48	0.96
Gross charge-offs	$6,840	$458	$7,298

As of or for the year ended December 31, 2025 (in millions, except ratios)	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$240,147	$2,289	$242,436
30–89 days past due and still accruing	2,422	207	2,629
90 or more days past due and still accruing	2,619	113	2,732
Total retained loans	$245,188	$2,609	$247,797
Loan delinquency ratios
% of 30+ days past due to total retained loans	2.06%	12.27%	2.16%
% of 90+ days past due to total retained loans	1.07	4.33	1.10
Gross charge-offs	$8,812	$352	$9,164
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2026	December 31, 2025
Geographic region(a)
California	$39,397	$38,702
Texas	26,910	26,313
New York	19,976	19,488
Florida	19,097	18,622
Illinois	13,466	13,160
New Jersey	10,576	10,282
Colorado	7,664	7,384
Ohio	7,417	7,326
Pennsylvania	6,962	6,921
Arizona	6,411	6,295
All other	94,821	93,304
Total retained loans	$252,697	$247,797
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.6%	84.6%
Less than 660	15.1	15.2
No FICO available	0.3	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2026.

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
Financial effects of FDMs
The following tables provide information on retained credit card FDMs.

	Loan modifications
	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$733	0.29%	Term extension with a reduction in the weighted-average contractual interest rate from 23.06% to 3.45%	$1,860	0.74%	Term extension with a reduction in the weighted-average contractual interest rate from 22.92% to 3.40%
Interest rate reduction(b)	187	0.07	Reduced weighted-average contractual interest rate from 22.99% to 8.37%	456	0.18	Reduced weighted-average contractual interest rate from 22.89% to 8.34%
Total	$920			$2,316

	Loan modifications
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained credit card loans	Financial effect of loan modifications
Term extension and interest rate reduction(a)(b)	$562	0.24%	Term extension with a reduction in the weighted-average contractual interest rate from 23.06% to 3.48%	$1,285	0.61%	Term extension with a reduction in the weighted-average contractual interest rate from 23.08% to 3.48%
Interest rate reduction(b)	93	0.04	Reduced weighted-average contractual interest rate from 23.11% to 8.02%	151	0.06	Reduced weighted-average contractual interest rate from 23.03% to 8.04%
Total	$655			$1,436
(a)Term extension includes credit card loans whose terms have been modified under long-term programs by placing the customer's credit card account on a fixed payment plan.
(b)The interest rates represent weighted average at the time of modification.
Payment status of FDMs
The following table provides information on the payment status of retained credit card FDMs during the twelve months ended September 30, 2026 and 2025.

(in millions)	Amortized cost basis
	Twelve months ended September 30,
	2026	2025
Current and less than 30 days past due and still accruing	$2,527	$1,438
30-89 days past due and still accruing	215	134
90 or more days past due and still accruing	117	70
Total	$2,859	$1,642

Defaults of FDMs
Defaults of retained credit card FDMs that had been modified within twelve months were $127 million and $179 million for the three and nine months ended September 30, 2026, respectively, and $56 million and $75 million for the three and nine months ended September 30, 2025, respectively, and were in the form of a combination of term extension and interest rate reduction.
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
The following tables provide information on internal risk rating and gross charge-offs for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Loans by risk ratings
Investment-grade	$120,791	$118,875	$78,517	$66,942	$396,145	$355,547	$595,453	$541,364
Noninvestment-grade:
Noncriticized	36,232	36,120	105,556	92,856	110,440	93,273	252,228	222,249
Criticized performing	9,122	8,872	14,186	12,651	2,065	2,833	25,373	24,356
Criticized nonaccrual	1,554	1,678	2,228	1,954	420	766	4,202	4,398
Total noninvestment-grade	46,908	46,670	121,970	107,461	112,925	96,872	281,803	251,003
Total retained loans	$167,699	$165,545	$200,487	$174,403	$509,070	$452,419	$877,256	$792,367
% of investment-grade to total retained loans	72.03%	71.81%	39.16%	38.38%	77.82%	78.59%	67.88%	68.32%
% of total criticized to total retained loans	6.37	6.37	8.19	8.37	0.49	0.80	3.37	3.63
% of criticized nonaccrual to total retained loans	0.93	1.01	1.11	1.12	0.08	0.17	0.48	0.56
(a)Includes loans to financial institutions, personal investment companies and trusts, individuals and individual entities (predominantly Global Private Bank clients within AWM and J.P. Morgan Wealth Management within CCB), states and political subdivisions, nonprofits, as well as loans to SPEs. As of September 30, 2026 and December 31, 2025, predominantly consisted of $270.7 billion and $245.1 billion, respectively, to financial institutions, which includes loans to certain SPEs, primarily asset securitizations; $172.2 billion and $141.1 billion, respectively, to individuals and individual entities; and $6.4 billion and $7.4 billion, respectively, to other SPEs. Refer to Note 14 of JPMorganChase’s 2025 Form 10-K for more information on SPEs.

As of or for the nine months ended September 30, 2026 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$15,888	$17,328	$8,702	$7,969	$21,225	$48,153	$1,492	$34	$120,791
Noninvestment-grade	5,579	6,206	2,726	3,133	10,351	16,157	2,676	80	46,908
Total retained loans	$21,467	$23,534	$11,428	$11,102	$31,576	$64,310	$4,168	$114	$167,699
Gross charge-offs	$9	$—	$—	$6	$21	$59	$—	$—	$95

As of or for the year ended December 31, 2025 (in millions)	Secured by real estate
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,242	$9,440	$9,187	$22,472	$22,019	$37,392	$1,123	$—	$118,875
Noninvestment-grade	6,930	3,032	4,392	12,444	6,625	10,978	2,176	93	46,670
Total retained loans	$24,172	$12,472	$13,579	$34,916	$28,644	$48,370	$3,299	$93	$165,545
Gross charge-offs	$—	$54	$13	$92	$119	$141	$1	$—	$420

As of or for the nine months ended September 30, 2026 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$19,378	$9,568	$3,437	$2,725	$2,006	$1,750	$39,474	$179	$78,517
Noninvestment-grade	24,530	25,877	8,676	4,270	3,079	2,293	53,161	84	121,970
Total retained loans	$43,908	$35,445	$12,113	$6,995	$5,085	$4,043	$92,635	$263	$200,487
Gross charge-offs	$1	$122	$32	$33	$22	$39	$211	$5	$465

As of or for the year ended December 31, 2025 (in millions)	Commercial and industrial
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,186	$5,418	$3,040	$4,352	$1,836	$1,225	$34,884	$1	$66,942
Noninvestment-grade	32,906	13,376	5,927	5,600	2,006	825	46,721	100	107,461
Total retained loans	$49,092	$18,794	$8,967	$9,952	$3,842	$2,050	$81,605	$101	$174,403
Gross charge-offs	$43	$64	$11	$151	$129	$26	$461	$8	$893

As of or for the nine months ended September 30, 2026 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2026	2025	2024	2023	2022	Prior to 2022	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$34,261	$24,130	$8,596	$5,446	$8,977	$14,759	$297,713	$2,263	$396,145
Noninvestment-grade	19,148	11,690	4,499	3,144	3,110	3,229	68,036	69	112,925
Total retained loans	$53,409	$35,820	$13,095	$8,590	$12,087	$17,988	$365,749	$2,332	$509,070
Gross charge-offs	$—	$—	$86	$1	$—	$26	$15	$—	$128

As of or for the year ended December 31, 2025 (in millions)	Other(a)
	Term loans by origination year						Revolving loans
	2025	2024	2023	2022	2021	Prior to 2021	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$43,073	$13,123	$7,939	$10,838	$5,574	$11,757	$263,150	$93	$355,547
Noninvestment-grade	16,162	6,456	4,425	4,079	2,013	2,563	61,095	79	96,872
Total retained loans	$59,235	$19,579	$12,364	$14,917	$7,587	$14,320	$324,245	$172	$452,419
Gross charge-offs	$46	$195	$32	$2	$9	$58	$26	$106	$474
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained Secured by real estate loans
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Retained loans secured by real estate	$108,307	$105,130	$59,392	$60,415	$167,699	$165,545
Criticized	5,325	4,661	5,351	5,889	10,676	10,550
% of criticized to total retained loans secured by real estate	4.92%	4.43%	9.01%	9.75%	6.37%	6.37%
Criticized nonaccrual	$553	$422	$1,001	$1,256	$1,554	$1,678
% of criticized nonaccrual loans to total retained loans secured by real estate	0.51%	0.40%	1.69%	2.08%	0.93%	1.01%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions)	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Loans by geographic distribution(a)
Total U.S.	$164,576	$162,378	$151,525	$131,945	$362,260	$331,737	$678,361	$626,060
Total non-U.S.	3,123	3,167	48,962	42,458	146,810	120,682	198,895	166,307
Total retained loans	$167,699	$165,545	$200,487	$174,403	$509,070	$452,419	$877,256	$792,367
Loan delinquency
Current and less than 30 days past due and still accruing	$165,798	$163,189	$197,696	$171,227	$506,757	$450,582	$870,251	$784,998
30–89 days past due and still accruing	302	636	543	1,220	1,762	1,057	2,607	2,913
90 or more days past due and still accruing(b)	45	42	20	2	131	14	196	58
Criticized nonaccrual	1,554	1,678	2,228	1,954	420	766	4,202	4,398
Total retained loans	$167,699	$165,545	$200,487	$174,403	$509,070	$452,419	$877,256	$792,367
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025	Sep 30, 2026	Dec 31, 2025
Nonaccrual loans
With an allowance	$392	$365	$1,853	$1,562	$356	$468	$2,601	$2,395
Without an allowance(a)	1,162	1,313	375	392	64	298	1,601	2,003
Total nonaccrual loans(b)	$1,554	$1,678	$2,228	$1,954	$420	$766	$4,202	$4,398
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for each of the three and nine months ended September 30, 2026 and 2025.

Loan modifications
The Firm grants certain modifications of wholesale loans to borrowers experiencing financial difficulty, which generally align with loans graded substandard or worse consistent with the U.S. banking regulators’ definition of criticized exposures.
Financial effects of FDMs
The following tables provide information on retained wholesale loan modifications considered FDMs during the three and nine months ended September 30, 2026 and 2025.

	Secured by real estate
	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$314	0.19%	Extended loans by a weighted-average of 9 months	$572	0.34%	Extended loans by a weighted-average of 10 months
Other-than-insignificant payment deferral	48	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity	57	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Other(a)	5	—	NM	5	—	NM
Total	$367			$634
(a)Includes a loan with single modification.

	Secured by real estate
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Secured by real estate loans	Financial effect of loan modifications
Single modifications
Term extension	$64	0.04%	Extended loans by a weighted-average of 5 months	$620	0.38%	Extended loans by a weighted-average of 16 months
Other-than-insignificant payment deferral	35	0.02	Provided payment deferrals with delayed amounts primarily recaptured at maturity	50	0.03	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other-than-insignificant payment deferral and term extension	—	—	NM	42	0.03	Provided payment deferrals with delayed amounts recaptured at maturity and extended loans by a weighted-average of 37 months
Other(a)	—	—	NM	1	—	NM
Total	$99			$713
(a)Includes a loan with multiple modifications.

	Commercial and industrial
	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$393	0.20%	Extended loans by a weighted-average of 17 months	$1,086	0.54%	Extended loans by a weighted-average of 23 months
Other-than-insignificant payment deferral	72	0.04	Provided payment deferrals with delayed amounts primarily recaptured at the end of deferral period	404	0.20	Provided payment deferrals with delayed amounts primarily recaptured at maturity
Multiple modifications
Other-than-insignificant payment deferral and term extension	27	0.01	Provided payment deferrals with delayed amounts recaptured at the end of deferral period and extended loans by a weighted-average of 12 months	139	0.07	Provided payment deferrals with delayed amounts primarily recaptured at the end of deferral period and extended loans by a weighted-average of 12 months
Other(a)	15	0.01	NM	29	0.01	NM
Total	$507			$1,658
(a)Includes loans with single and multiple modifications.

	Commercial and industrial
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Commercial and industrial loans	Financial effect of loan modifications
Single modifications
Term extension	$361	0.20%	Extended loans by a weighted-average of 27 months	$894	0.50%	Extended loans by a weighted-average of 24 months
Other-than-insignificant payment deferral	389	0.22	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period	746	0.42	Provided payment deferrals with delayed amounts primarily recaptured at the end of the deferral period
Interest rate reduction	23	0.01	Reduced weighted-average contractual interest by 50 bps	24	0.01	Reduced weighted-average contractual interest by 54 bps
Multiple modifications
Other-than-insignificant payment deferral and term extension	81	0.05	Provided payment deferrals with delayed amounts primarily re-amortized over remaining tenor and extended loans by a weighted-average of 22 months	127	0.07	Provided payment deferrals with delayed amounts primarily re-amortized over remaining tenor and extended loans by a weighted-average of 20 months
Other-than-insignificant payment deferral, interest rate reduction and term extension	2	—	NM	92	0.05	Provided payment deferrals with delayed amounts primarily recaptured at maturity, reduced weighted-average contractual interest by 1,061 bps and extended loans by a weighted-average of 16 months
Interest rate reduction and term extension	1	—	NM	83	0.05	Reduced weighted-average contractual interest by 647 bps and extended loans by a weighted-average of 26 months
Other(a)	19	0.01	NM	32	0.02	NM
Total	$876			$1,998
(a) Includes loans with multiple modifications.

	Other
	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$81	0.02%	Extended loans by a weighted-average of 3 months	$178	0.03%	Extended loans by a weighted-average of 52 months
Other(a)	—	—	NM	29	0.01	NM
Total	$81			$207
(a)Includes loans with single and multiple modifications.

	Other
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions, except ratios)	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications	Amortized cost basis	% of loan modifications to total retained Other loans	Financial effect of loan modifications
Single modifications
Term extension	$64	0.02%	Extended loans by a weighted-average of 6 months	$87	0.02%	Extended loans by a weighted-average of 11 months
Other(a)	—	—	NM	3	—	NM
Total	$64			$90
(a)Includes loans with multiple modifications.

Payment status of FDMs
The following table provides information on the payment status of retained wholesale FDMs during the twelve months ended September 30, 2026 and 2025.

	Amortized cost basis
	Twelve months ended September 30, 2026			Twelve months ended September 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Current and less than 30 days past due and still accruing	$445	$1,306	$151	$408	$1,683	$79
30-89 days past due and still accruing	1	25	—	—	10	—
90 or more days past due and still accruing	40	—	—	—	13	—
Criticized nonaccrual	161	654	92	375	800	12
Total	$647	$1,985	$243	$783	$2,506	$91
Defaults of FDMs
The following table provides information on defaults of retained wholesale FDMs that had been modified within twelve months during the three and nine months ended September 30, 2026 and 2025.

	Amortized cost basis
	Three months ended September 30, 2026			Nine months ended September 30, 2026
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$27	$26	$1	$31	$50	$1
Other-than-insignificant payment deferral	25	—	—	25	180	—
Other than insignificant payment deferral and term extension	—	—	—	—	10	—
Total(a)	$52	$26	$1	$56	$240	$1

	Amortized cost basis
	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions)	Secured by real estate	Commercial and industrial	Other	Secured by real estate	Commercial and industrial	Other
Term extension	$3	$31	$15	$39	$72	$25
Other-than-insignificant payment deferral	—	12	—	—	12	—
Interest rate reduction and term extension	—	—	—	—	4	—
Total(a)	$3	$43	$15	$39	$88	$25
(a)Represents FDMs that were 30 days or more past due.
As of September 30, 2026 and December 31, 2025, additional unfunded commitments on modified loans to borrowers experiencing financial difficulty were $2.0 billion and $2.8 billion, respectively, in Commercial and industrial, and $103 million and $73 million, respectively, in Other. Additional unfunded commitments on modified loans to borrowers experiencing financial difficulty whose loans have been modified as FDMs in Secured by real estate were not material at both periods.

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

	2026					2025
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,920	$15,557		$8,288	$25,765	$1,807	$14,600	$7,938	$24,345
Gross charge-offs	763	7,298		688	8,749	814	6,865	1,262	8,941
Gross recoveries collected	(333)	(1,403)		(127)	(1,863)	(410)	(1,088)	(108)	(1,606)
Net charge-offs/(recoveries)	430	5,895		561	6,886	404	5,777	1,154	7,335
Provision for loan losses	310	5,899		1,189	7,398	500	6,731	1,489	8,720
Other	—	(1)		(4)	(5)	—	—	5	5
Ending balance at September 30,	$1,800	$15,560		$8,912	$26,272	$1,903	$15,554	$8,278	$25,735
Allowance for lending-related commitments
Beginning balance at January 1,	$83	$2,200	(e)	$2,788	$5,071	$82	$—	$2,019	$2,101
Provision for lending-related commitments	(8)	100	(e)	453	545	2	—	860	862
Other	—	—		(6)	(6)	—	—	1	1
Ending balance at September 30,	$75	$2,300		$3,235	$5,610	$84	$—	$2,880	$2,964
Total allowance for investment securities	NA	NA		NA	47	NA	NA	NA	105
Total allowance for credit losses(a)	$1,875	$17,860		$12,147	$31,929	$1,987	$15,554	$11,158	$28,804
Allowance for loan losses by impairment methodology
Asset-specific(b)	$(615)	$—		$774	$159	$(621)	$—	$838	$217
Portfolio-based	2,415	15,560		8,138	26,113	2,524	15,554	7,440	25,518
Total allowance for loan losses	$1,800	$15,560		$8,912	$26,272	$1,903	$15,554	$8,278	$25,735

Loans by impairment methodology
Asset-specific(b)	$3,357	$—		$4,202	$7,559	$3,366	$—	$4,895	$8,261
Portfolio-based	363,849	252,697		873,054	1,489,600	366,493	235,475	759,556	1,361,524
Total retained loans	$367,206	$252,697		$877,256	$1,497,159	$369,859	$235,475	$764,451	$1,369,785
Collateral-dependent loans
Net charge-offs	$3	$—		$153	$156	$—	$—	$474	$474
Loans measured at fair value of collateral less cost to sell	3,357	—		1,675	5,032	3,316	—	1,919	5,235
Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$95	$95	$—	$—	$131	$131
Portfolio-based	75	2,300	(e)	3,140	5,515	84	—	2,749	2,833
Total allowance for lending-related commitments(c)	$75	$2,300		$3,235	$5,610	$84	$—	$2,880	$2,964
Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$717	$717	$—	$—	$1,025	$1,025
Portfolio-based(d)	22,506	25,130	(f)	594,320	641,956	25,588	601	544,764	570,953
Total lending-related commitments	$22,506	$25,130		$595,037	$642,673	$25,588	$601	$545,789	$571,978
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
(a)At September 30, 2026 and 2025, in addition to the allowance for credit losses in the table above, the Firm also had an allowance for credit losses of $119 million and $285 million, respectively, associated with certain accounts receivable in CIB.
(b)Includes collateral-dependent loans, including those for which foreclosure is deemed probable, and nonaccrual risk-rated loans.

(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At September 30, 2026 and 2025, lending-related commitments excluded $25.2 billion and $22.4 billion, respectively, for the consumer, excluding credit card portfolio segment; $1.2 trillion and $1.1 trillion, respectively, for the credit card portfolio segment; and $39.8 billion and $50.2 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Represents the impact of the Apple Card transaction.
(f)Included approximately $24 billion related to the Apple Card transaction. Refer to Note 13 of the Firm's 2025 Form 10-K for additional information.
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2026 was $32.0 billion, reflecting a net addition of $819 million from December 31, 2025.
The net addition to the allowance for credit losses included:
• $902 million in wholesale, largely driven by the impact of net increases in the loan and lending-related commitment portfolios and changes in the credit quality of certain exposures, and
•a net reduction of $24 million in consumer, driven by updates to certain macroeconomic variables, including improvements in home prices in the first quarter of 2026, predominantly offset by loan growth.
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
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the following table, resulting in:
•a weighted average U.S. unemployment rate peaking at 5.6% in the third quarter of 2027, and
•a weighted average U.S. real GDP level that is 2.3% lower than the central case at the end of the fourth quarter of 2027.
The following table presents the Firm’s central case assumptions for the periods presented:

	Central case assumptions at September 30, 2026
	4Q26	2Q27	4Q27
U.S. unemployment rate(a)	4.1%	4.0%	4.0%
YoY growth in U.S. real GDP(b)	2.0%	2.2%	2.0%

	Central case assumptions at December 31, 2025
	2Q26	4Q26	2Q27
U.S. unemployment rate(a)	4.6%	4.4%	4.2%
YoY growth in U.S. real GDP(b)	2.0%	1.8%	1.9%
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
In addition, CIB also invests in and provides financing, lending-related services and other services to VIEs sponsored by third parties. Refer to pages 165-166 of this Note for more information on the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2026 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$91,603	$504	$65,006	$729	$1,963	$1,498	$4,190
Subprime	16,403	—	9,284	452	8	—	460
Commercial and other(b)	225,265	110	144,231	811	4,834	1,868	7,513
Total	$333,271	$614	$218,521	$1,992	$6,805	$3,366	$12,163

	Principal amount outstanding			JPMorganChase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2025 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$83,442	$548	$58,525	$707	$1,799	$1,526	$4,032
Subprime	10,690	—	2,766	100	12	—	112
Commercial and other(b)	212,555	170	138,986	1,222	5,285	823	7,330
Total	$306,687	$718	$200,277	$2,029	$7,096	$2,349	$11,474
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior securities of $306 million and $188 million at September 30, 2026 and December 31, 2025, respectively, and subordinated securities of $56 million at both September 30, 2026 and December 31, 2025, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)At September 30, 2026 and December 31, 2025, 67% and 74%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $3.4 billion and $3.5 billion of investment grade retained interests at September 30, 2026 and December 31, 2025, respectively, and $816 million and $525 million of non-investment grade retained interests at September 30, 2026 and December 31, 2025, respectively. The retained interests in commercial and other securitization trusts consisted of $6.2 billion of investment grade retained interests at both September 30, 2026 and December 31, 2025, and $1.3 billion and $1.1 billion of non-investment grade retained interests at September 30, 2026 and December 31, 2025, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Transfers of securities to VIEs
U.S. GSEs and government agencies	$4,099	$9,625	$11,344	$19,823
In addition, during the nine months ended September 30, 2026, the Firm transferred $1.7 billion of private-label securities to re-securitization VIEs. The Firm did not transfer any private-label securities to re-securitization VIEs during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, and retained interests in any such Firm-sponsored VIEs as of September 30, 2026 and December 31, 2025 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2026	December 31, 2025
U.S. GSEs and government agencies
Interest in VIEs	$6,242	$2,558
As of September 30, 2026 and December 31, 2025, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs. As of September 30, 2026, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitization VIEs. As of December 31, 2025, the Firm did not consolidate any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorganChase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $2.3 billion and $2.2 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2026 and December 31, 2025, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $9.6 billion and $9.9 billion at September 30, 2026 and December 31, 2025, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2026 and December 31, 2025.

	Assets					Liabilities
September 30, 2026 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,830		$168	$11,998	$5,856	$11	$5,867
Firm-administered multi-seller conduits	3	19,403		122	19,528	17,231	25	17,256
Municipal bond vehicles	3,834	—		69	3,903	5,029	33	5,062
Mortgage securitization entities(a)	2	519		6	527	95	38	133
Other	2,787	2,039	(b)	393	5,219	17	692	709
Total	$6,626	$33,791		$758	$41,175	$28,228	$799	$29,027

	Assets					Liabilities
December 31, 2025 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,872		$170	$13,042	$5,884	$11	$5,895
Firm-administered multi-seller conduits	—	20,140		115	20,255	18,174	24	18,198
Municipal bond vehicles	3,367	—		29	3,396	3,760	17	3,777
Mortgage securitization entities(a)	2	566		9	577	105	40	145
Other	1,466	4,199	(b)	360	6,025	28	599	627
Total	$4,835	$37,777		$683	$43,295	$27,951	$691	$28,642
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified on the Consolidated balance sheets as “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorganChase. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.0 billion at both September 30, 2026 and December 31, 2025.
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

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, alternative energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. At September 30, 2026 and December 31, 2025, the maximum loss exposure, represented by equity investments and funding commitments, was $39.5 billion and $38.1 billion, of which $18.0 billion and $16.4 billion was unfunded, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 22 for more information on off-balance sheet lending-related commitments.

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
The following table provides information on tax-oriented investments for which the Firm elected to apply the proportional amortization method.

(in millions)	Alternative energy and affordable housing programs
	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2026	2025	2026	2025
Programs for which the Firm elected proportional amortization:
Carrying value(a)	$34,094	$32,335	$34,094	$32,335
Tax credits and other tax benefits(b)	1,538	1,431	4,770	4,230
Investments that qualify to be accounted for using proportional amortization:
Amortization losses recognized as a component of income tax expense	(1,033)	(1,075)	(3,655)	(3,105)
Non-income-tax-related gains/(losses) and other returns received that are recognized outside of income tax expense(c)	56	29	141	108
(a)Recorded in Other assets on the Consolidated balance sheets. Excludes programs to which the Firm does not apply the proportional amortization method, such as historic tax credit and new market tax credit programs.
(b)Reflected in Income tax expense on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Additionally, the Firm recognized $275 million and $277 million for the three months ended September 30, 2026 and 2025, respectively, and $819 million and $837 million for the nine months ended September 30, 2026 and 2025, respectively, of income tax credits along with $(315) million and $(331) million for the three months ended September 30, 2026 and 2025, respectively, and $(918) million and $(1.0) billion for the nine months ended September 30, 2026 and 2025, respectively, of amortization losses from investments in programs for which the Firm elected proportional amortization but the investments did not meet certain eligibility criteria. Those amounts were recorded on a net basis in Other income on the Consolidated statements of income and in Operating activities on the Consolidated statements of cash flows.
(c)Recorded in Other income on the Consolidated statements of income and Operating activities on the Consolidated statements of cash flows. Refer to Note 5 for further information.
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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2026 and December 31, 2025 was $7.4 billion and $7.7 billion, respectively. The fair value of assets held by such VIEs at September 30, 2026 and December 31, 2025 was $9.5 billion and $10.5 billion, respectively.

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, commercial mortgages and other consumer loans.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2026 and 2025, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$8,189	$3,585	$7,782	$3,777	$27,295	$14,077	$18,736	$8,617
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$8,284	$3,548	$8,004	$3,752	$28,441	$13,766	$19,208	$8,615
Servicing fees collected	9	8	8	10	28	26	25	31
Cash flows received on interests	245	230	160	245	925	578	464	671
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Carrying value of loans sold	$10,149	$7,502	$30,046	$22,016
Proceeds received from loan sales as cash	413	387	1,709	1,165
Proceeds from loan sales as securities(a)(b)	9,566	7,033	27,860	20,619
Total proceeds received from loan sales(c)	$9,979	$7,420	$29,569	$21,784
Gains/(losses) on loan sales(d)(e)	$—	$—	$—	$—
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2026 and December 31, 2025. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	September 30, 2026	December 31, 2025
Loans repurchased or option to repurchase(a)	$488	$856
Real estate owned	1	2
Foreclosed government-guaranteed residential mortgage loans(b)	8	9
(a)Primarily all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2026 and December 31, 2025. For loans sold or securitized where servicing is the Firm’s only form of continuing involvement, the Firm generally experiences a loss only if the Firm was required to repurchase a delinquent loan or foreclosed asset due to a breach in representations and warranties associated with its loan sale or servicing contracts.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$65,006	$58,525	$638	$654	$5	$2	$14	$7
Subprime	9,284	2,766	153	92	(1)	—	—	—
Commercial and other	144,231	138,986	4,715	4,487	131	134	212	255
Total loans securitized	$218,521	$200,277	$5,506	$5,233	$135	$136	$226	$262

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
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2026	December 31, 2025
Consumer & Community Banking	$32,116	$32,116
Commercial & Investment Bank	11,253	11,259
Asset & Wealth Management	8,635	8,634
Corporate	713	722
Total goodwill	$52,717	$52,731
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$52,711	$52,747	$52,731	$52,565
Changes during the period from:
Other(a)	6	(30)	(14)	152
Balance at September 30,	$52,717	$52,717	$52,717	$52,717
(a)Primarily foreign currency adjustments. During the three months ended September 30, 2025, included an immaterial amount of goodwill written off due to impairment.
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
As of September 30, 2026, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of September 30, 2026 or December 31, 2025.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2026 and 2025.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2026	2025	2026	2025
Fair value at beginning of period	$9,156	$8,996	$9,167	$9,121
MSR activity:
Originations of MSRs	210	102	556	297
Purchase of MSRs(a)	12	246	41	526
Disposition of MSRs	3	1	7	8
Net additions/(dispositions)	225	349	604	831
Changes due to collection/realization of expected cash flows	(260)	(266)	(794)	(799)
Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	598	(3)	736	(44)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	54	(37)	54	(36)
Discount rates	—	—	—	(1)
Prepayment model changes and other(c)	2	71	8	38
Total changes in valuation due to other inputs and assumptions	56	34	62	1
Total changes in valuation due to inputs and assumptions	654	31	798	(43)
Fair value at September 30,	$9,775	$9,110	$9,775	$9,110
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$654	$31	$798	$(43)
Contractual service fees, late fees and other ancillary fees included in income	409	404	1,223	1,218
Third-party mortgage loans serviced at September 30, (in billions)	661	669	661	669
Servicer advances, net of an allowance for uncollectible amounts, at September 30(d)	395	415	395	415
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
CCB mortgage fees and related income
Production revenue	$46	$173	$371	$434

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	398	409	1,210	1,233
Changes in MSR asset fair value due to collection/realization of expected cash flows	(259)	(265)	(792)	(796)
Total operating revenue	139	144	418	437
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	598	(3)	736	(44)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	56	34	62	1
Changes in derivative fair value and other	(581)	24	(701)	154
Total risk management	73	55	97	111
Total net mortgage servicing revenue	212	199	515	548
Total CCB mortgage fees and related income	258	372	886	982
All other	16	11	33	42
Mortgage fees and related income	$274	$383	$919	$1,024
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2026 and December 31, 2025, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2026	Dec 31, 2025
Weighted-average prepayment speed assumption (constant prepayment rate)	6.14%	6.77%
Impact on fair value of 10% adverse change	$(160)	$(181)
Impact on fair value of 20% adverse change	(314)	(353)
Weighted-average option adjusted spread(a)	5.73%	6.14%
Impact on fair value of a 100 basis point adverse change	$(410)	$(394)
Impact on fair value of a 200 basis point adverse change	(788)	(757)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorganChase’s 2025 Form 10-K for further information on deposits.
As of September 30, 2026 and December 31, 2025, noninterest-bearing and interest-bearing deposits were as follows:

(in millions)	September 30, 2026	December 31, 2025
U.S. offices
Noninterest-bearing (included $25,990 and $16,610 at fair value)(a)	$636,070	$583,342
Interest-bearing (included $2,744 and $1,085 at fair value)(a)	1,535,474	1,452,729
Total deposits in U.S. offices	2,171,544	2,036,071
Non-U.S. offices
Noninterest-bearing (included $3,143 and $3,099 at fair value)(a)	39,945	37,057
Interest-bearing (included $2,179 and $136 at fair value)(a)	569,304	486,192
Total deposits in non-U.S. offices	609,249	523,249
Total deposits	$2,780,793	$2,559,320
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
As of September 30, 2026 and December 31, 2025, time deposits in denominations that met or exceeded the insured limit were as follows:

(in millions)	September 30, 2026	December 31, 2025
U.S. offices	$172,861	$155,114
Non-U.S. offices(a)	103,633	89,085
Total	$276,494	$244,199
(a)Represents all time deposits in non-U.S. offices as these deposits typically exceed the insured limit.
As of September 30, 2026, the remaining maturities of interest-bearing time deposits in each of the 12-month periods ending September 30 were as follows:

September 30, (in millions)	U.S.	Non-U.S.	Total
2027	$244,282	$99,104	$343,386
2028	840	17	857
2029	601	876	1,477
2030	440	44	484
2031	731	338	1,069
After 5 years	616	111	727
Total	$247,510	$100,490	$348,000

Note 16 – Leases
Refer to Note 18 of JPMorganChase’s 2025 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2026, JPMorganChase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The carrying values of the Firm’s operating leases were as follows:

(in millions)	September 30, 2026	December 31, 2025
Right-of-use assets	$9,028	$8,901
Lease liabilities	9,437	9,337
The Firm’s net rental expense was $621 million and $605 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 billion for each of the nine months ended September 30, 2026 and 2025.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease income	$1,238	$990	$3,598	$2,720
Depreciation expense	796	654	2,256	1,742

Note 17 – Preferred stock
Refer to Note 21 of JPMorganChase’s 2025 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorganChase’s non-cumulative preferred stock outstanding as of September 30, 2026 and December 31, 2025, and the quarterly dividend declarations for the three and nine months ended September 30, 2026 and 2025.

	Shares(a)		Carrying value (in millions)			Contractual rate in effect at September 30, 2026	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Issue date				Three months ended September 30,		Nine months ended September 30,
									2026	2025	2026		2025
Fixed-rate:
Series DD	169,625	169,625	$1,696	$1,696	9/21/2018	5.750%	12/1/2023	NA	$143.75	$143.75	$431.25		$431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00		450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25		356.25
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	113.75	341.25		341.25
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	115.63	346.89		346.89
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	105.00	315.00		315.00
Fixed-to-floating rate:
Series CC	125,750	125,750	1,258	1,258	10/20/2017	SOFR + 2.58	11/1/2022	SOFR + 2.58	168.16	186.38	497.03		540.63
Series II	150,000	150,000	1,500	1,500	2/24/2020	SOFR + 2.745	4/1/2025	SOFR + 2.745	165.36	179.80	486.44		457.82	(e)
Series KK	—	200,000	—	2,000	5/12/2021	—	6/1/2026	CMT + 2.85	—	91.25	182.50		273.75
Series NN	250,000	250,000	2,496	2,496	3/12/2024	6.875	6/1/2029	CMT + 2.737	171.88	171.88	515.64		515.64
Series OO	300,000	300,000	2,995	2,995	2/4/2025	6.500	4/1/2030	CMT + 2.152	162.50	162.50	487.50		427.92	(d)
Series PP	300,000	NA	2,995	NA	5/7/2026	6.100	7/1/2031	CMT + 2.08	152.50	NA	244.00	(d)	NA
Total preferred stock	2,105,375	2,005,375	$21,040	$20,045
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
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $21.2 billion at September 30, 2026.
Issuances
On May 7, 2026, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series PP.
On February 4, 2025, the Firm issued $3.0 billion of fixed-rate reset non-cumulative preferred stock, Series OO.
Redemptions
On June 1, 2026, the Firm redeemed all $2.0 billion of its fixed-rate reset non-cumulative preferred stock, Series KK.

Note 18 – Earnings per share
Refer to Note 23 of JPMorganChase’s 2025 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic earnings per share
Net income	$15,305	$14,393	$52,954	$44,023
Less: Preferred stock dividends	305	282	889	819
Net income applicable to common equity	15,000	14,111	52,065	43,204
Less: Dividends and undistributed earnings allocated to participating securities	64	68	228	213
Net income applicable to common stockholders	$14,936	$14,043	$51,837	$42,991

Total weighted-average basic shares outstanding	2,678.6	2,762.4	2,694.9	2,790.2
Net income per share	$5.58	$5.08	$19.24	$15.41

Diluted earnings per share
Net income applicable to common stockholders	$14,936	$14,043	$51,837	$42,991
Total weighted-average basic shares outstanding	2,678.6	2,762.4	2,694.9	2,790.2
Add: Dilutive impact of unvested PSUs, nondividend-earning RSUs and SARs	4.4	5.2	4.2	5.0
Total weighted-average diluted shares outstanding	2,683.0	2,767.6	2,699.1	2,795.2
Net income per share	$5.57	$5.07	$19.20	$15.38

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

As of or for the three months ended September 30, 2026 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2026	$(2,342)		$(923)	$(125)	$(3,275)	$(521)	$(507)	$(7,693)
Net change	(7,893)		(29)	24	(4,410)	179	2	(12,127)
Balance at September 30, 2026	$(10,235)	(a)	$(952)	$(101)	$(7,685)	$(342)	$(505)	$(19,820)

As of or for the three months ended September 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2025	$(3,065)		$(717)	$(201)	$(1,611)	$(1,185)	$(464)	$(7,243)
Net change	1,509		(12)	37	314	4	(487)	1,365
Balance at September 30, 2025	$(1,556)	(a)	$(729)	$(164)	$(1,297)	$(1,181)	$(951)	$(5,878)

As of or for the nine months ended September 30, 2026 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2026	$(261)		$(735)	$(157)	$(1,426)	$(562)	$(1,149)	$(4,290)
Net change	(9,974)		(217)	56	(6,259)	220	644	(15,530)
Balance at September 30, 2026	$(10,235)	(a)	$(952)	$(101)	$(7,685)	$(342)	$(505)	$(19,820)

As of or for the nine months ended September 30, 2025 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2025	$(3,830)		$(2,074)	$(221)	$(4,814)	$(1,141)	$(376)	$(12,456)
Net change	2,274		1,345	57	3,517	(40)	(575)	6,578
Balance at September 30, 2025	$(1,556)	(a)	$(729)	$(164)	$(1,297)	$(1,181)	$(951)	$(5,878)
(a)Included after-tax net unamortized unrealized losses of $(382) million and $(189) million as of September 30, 2026 and 2025, respectively, related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2026			2025
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(11,085)	$2,695	$(8,390)	$2,095	$(506)	$1,589
Reclassification adjustment for realized (gains)/losses included in net income(a)	658	(161)	497	(105)	25	(80)
Net change	(10,427)	2,534	(7,893)	1,990	(481)	1,509
Translation adjustments:(b)
Translation	(236)	42	(194)	(242)	54	(188)
Hedges	217	(52)	165	232	(56)	176
Net change	(19)	(10)	(29)	(10)	(2)	(12)
Fair value hedges, net change(c)	32	(8)	24	49	(12)	37
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(6,323)	1,538	(4,785)	(264)	64	(200)
Reclassification adjustment for realized (gains)/losses included in net income(d)	496	(121)	375	678	(164)	514
Net change	(5,827)	1,417	(4,410)	414	(100)	314
Defined benefit pension and OPEB plans, net change	240	(61)	179	7	(3)	4
DVA on fair value option elected liabilities, net change	3	(1)	2	(645)	158	(487)
Total other comprehensive income/(loss)	$(15,998)	$3,871	$(12,127)	$1,805	$(440)	$1,365

	2026			2025
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(14,164)	$3,442	$(10,722)	$3,014	$(729)	$2,285
Reclassification adjustment for realized (gains)/losses included in net income(a)	989	(241)	748	(14)	3	(11)
Net change	(13,175)	3,201	(9,974)	3,000	(726)	2,274
Translation adjustments:(b)
Translation	(1,355)	124	(1,231)	6,200	(224)	5,976
Hedges	1,339	(325)	1,014	(6,115)	1,484	(4,631)
Net change	(16)	(201)	(217)	85	1,260	1,345
Fair value hedges, net change(c)	75	(19)	56	76	(19)	57
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(9,598)	2,334	(7,264)	2,745	(663)	2,082
Reclassification adjustment for realized (gains)/losses included in net income(d)	1,328	(323)	1,005	1,891	(456)	1,435
Net change	(8,270)	2,011	(6,259)	4,636	(1,119)	3,517
Defined benefit pension and OPEB plans, net change	298	(78)	220	(48)	8	(40)
DVA on fair value option elected liabilities, net change	856	(212)	644	(760)	185	(575)
Total other comprehensive income/(loss)	$(20,232)	$4,702	$(15,530)	$6,989	$(411)	$6,578
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications for the three months ended September 30, 2026. The net amounts reclassified during the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 were not material.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2026	December 31, 2025
Segregated for the benefit of securities and cleared derivative customers	$16.1	$19.4
Cash reserves at non-U.S. central banks and held for other general purposes	9.8	9.6
Total restricted cash(a)	$25.9	$29.0
(a)Comprises $24.8 billion and $27.8 billion in deposits with banks, and $1.1 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
Also, as of September 30, 2026 and December 31, 2025, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $55.6 billion and $44.9 billion, respectively.
•Securities with a fair value of $36.1 billion and $40.8 billion, respectively, in relation to customer activity.

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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2026 and December 31, 2025.

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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and JPMorgan Chase Bank, N.A. were subject as of September 30, 2026 and December 31, 2025.

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

The following tables present risk-based capital metrics under both the Standardized and Advanced approaches and leverage-based capital metrics for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. As of September 30, 2026 and December 31, 2025, JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2026 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$304,146	$296,411	$304,146	$296,411
Tier 1 capital	324,229	296,414	324,229	296,414
Total capital	367,011	321,115	350,314	304,520
Risk-weighted assets	2,177,516	2,089,553	2,172,742	1,943,277
CET1 capital ratio	14.0%	14.2%	14.0%	15.3%
Tier 1 capital ratio	14.9	14.2	14.9	15.3
Total capital ratio	16.9	15.4	16.1	15.7

December 31, 2025 (in millions, except ratios)	Standardized		Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.		JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$288,469	$294,804	$288,469		$294,804
Tier 1 capital	307,630	294,807	307,630		294,807
Total capital	343,843	317,684	328,962	(a)	302,732	(a)
Risk-weighted assets	1,981,692	1,928,039	2,045,249	(a)	1,864,923	(a)
CET1 capital ratio	14.6%	15.3%	14.1%		15.8%
Tier 1 capital ratio	15.5	15.3	15.0		15.8
Total capital ratio	17.4	16.5	16.1		16.2
(a)Includes the impacts of certain assets associated with First Republic to which the Standardized approach has been applied as permitted by the transition provisions in the U.S. capital rules.

Three months ended (in millions, except ratios)	September 30, 2026		December 31, 2025
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:
Adjusted average assets(a)	$4,965,475	$4,093,659	$4,472,394	$3,766,709
Tier 1 leverage ratio	6.5%	7.2%	6.9%	7.8%
Total leverage exposure	$5,932,201	$5,030,695	$5,302,001	$4,571,728
SLR	5.5%	5.9%	5.8%	6.4%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2026 and December 31, 2025. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these commitments will be utilized at the same time. The Firm can generally reduce or cancel these commitments, in accordance with the contract, or to the extent otherwise permitted by law, including when there has been a demonstrable decline in the creditworthiness of the borrower or significant decrease in the value of underlying property.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount								Carrying value(i)(j)
	September 30, 2026						Dec 31, 2025		Sep 30, 2026		Dec 31, 2025
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years		Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$18,094	$4,565		$3,103	$5,899	$31,661	$28,998		$365		$327
Auto and other	11,968	4		13	4,022	16,007	14,589		10		10
Total consumer, excluding credit card	30,062	4,569		3,116	9,921	47,668	43,587		375		337
Credit card(b)	1,144,950	106,657	(h)	—	—	1,251,607	1,177,766	(h)	2,300	(k)	2,200	(k)
Total consumer(c)	1,175,012	111,226		3,116	9,921	1,299,275	1,221,353		2,675		2,537
Wholesale:
Other unfunded commitments to extend credit(d)	135,894	185,024		238,480	31,205	590,603	561,506		3,339		3,112
Standby letters of credit and other financial guarantees(d)	22,276	10,139		5,662	664	38,741	29,919		695		616
Other letters of credit(d)	4,533	488		82	378	5,481	4,529		14		13
Total wholesale(c)	162,703	195,651		244,224	32,247	634,825	595,954		4,048		3,741
Total lending-related	$1,337,715	$306,877		$247,340	$42,168	$1,934,100	$1,817,307		$6,723		$6,278
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$457,430	$—		$—	$—	$457,430	$405,910		$—		$—
Derivatives qualifying as guarantees	1,381	686		9,263	37,935	49,265	49,031		223		(12)
Unsettled resale and securities borrowed agreements	157,511	2,086		1,250	—	160,847	137,072		(3)		—
Unsettled repurchase and securities loaned agreements	136,968	666		—	—	137,634	52,895		—		—
Loan sales- and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA		NA	NA	NA	NA		37		37
Loans sold with recourse	NA	NA		NA	NA	2,475	2,015		22		19
Exchange & clearing house guarantees and commitments(f)	349,526	NA		NA	NA	349,526	433,537		—		—
Other guarantees and commitments(g)	17,193	4,643		554	6,735	29,125	13,238		17		15
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)As of September 30, 2026 and December 31, 2025, reflected the contractual amount net of risk participations totaling $110 million and $181 million, respectively, for other unfunded commitments to extend credit; $20.2 billion and $9.2 billion, respectively, for standby letters of credit and other financial guarantees; $978 million and $514 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)As of September 30, 2026 and December 31, 2025, collateral held by the Firm in support of securities lending indemnification agreements was $487.9 billion and $431.9 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)As of September 30, 2026 and December 31, 2025, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)As of September 30, 2026 and December 31, 2025, primarily includes unfunded commitments and tax credit indemnities related to certain tax-oriented investments, unfunded commitments to purchase secondary market loans, and equity investment commitments.
(h)As of September 30, 2026 and December 31, 2025, included approximately $107 billion and $104 billion, respectively, related to the Apple Card transaction. Refer to Note 28 of the Firm's 2025 Form 10-K for additional information.
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
(k)Represents the allowance for lending-related commitments related to the Apple Card transaction. Refer to Note 12 of this Form 10-Q and Note 13 of the Firm's 2025 Form 10-K for additional information.

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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2026 and December 31, 2025.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2026		December 31, 2025
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$28,579	$4,040	$20,535	$3,187
Noninvestment-grade(a)	10,162	1,441	9,384	1,342
Total contractual amount	$38,741	$5,481	$29,919	$4,529

Allowance for lending-related commitments	$181	$14	$175	$13
Guarantee liability	514	—	441	—
Total carrying value	$695	$14	$616	$13
Commitments with collateral	$20,303	$532	$16,969	$540
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorganChase’s 2025 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2026 and December 31, 2025.

(in millions)	September 30, 2026	December 31, 2025
Notional amounts
Derivative guarantees	$49,265	$49,031
Stable value contracts with contractually limited exposure	36,378	35,462
Maximum exposure of stable value contracts with contractually limited exposure	1,373	1,312
Fair value
Derivative guarantees	223	(12)
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 181. Refer to Note 11 of JPMorganChase’s 2025 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank pari passu with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 181 of this Note. Refer to Note 20 of JPMorganChase’s 2025 Form 10-K for additional information.
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
The following table presents the carrying value of the Firm’s pledged assets.

(in billions)	September 30, 2026	December 31, 2025
Assets that may be sold or repledged or otherwise used by secured parties	$291.0	$185.6
Assets that may not be sold or repledged or otherwise used by secured parties	465.4	410.9
Assets pledged at Federal Reserve banks and FHLBs	765.4	737.1
Total pledged assets	$1,521.8	$1,333.6
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2026	December 31, 2025
Collateral permitted to be sold or repledged, delivered, or otherwise used	$2,099.6	$1,771.0
Collateral sold, repledged, delivered or otherwise used	1,710.3	1,426.4

Note 24 – Litigation
Contingencies
As of September 30, 2026, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous evolving legal proceedings, including private proceedings, public proceedings, government investigations, regulatory enforcement matters, and the matters described below. These range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business in several geographies and varied claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm estimates the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at September 30, 2026. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Fair Access to Banking. In August 2025, the President of the United States issued an Executive Order entitled “Guaranteeing Fair Banking for All Americans” that addressed access to financial services and directed several actions by certain federal agencies, including a review and revision of their internal policies and manuals. JPMorganChase is responding to requests from government authorities and other external parties regarding, among other things, the Firm’s policies and processes and the provision of services to customers and potential customers. Certain of these matters are at various stages, including reviews, investigations, and legal proceedings. In October 2026, the Office of the Comptroller of the Currency (“OCC”) issued a report entitled “Guaranteeing Fair Banking for All Americans” following its review of the activities of nine banks, including JPMorganChase, reporting on, among other things, the banks' policies, processes and provisions of services to customers and potential customers. The Consumer Financial

Protection Bureau also announced its intent to address any customer harm caused by the practices identified in the OCC’s report. Separately, a civil lawsuit was filed in January 2026 in Florida state court by President Donald J. Trump, in his personal capacity, and several affiliated corporate entities, against JPMorgan Chase Bank, N.A. and its CEO. In October 2026, the Florida state court removed and transferred the lawsuit to federal court in New York. The defendants have filed a motion to dismiss the complaint.
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
Of the merchants who opted out of the damages class settlement, certain merchants filed individual actions raising similar allegations against Visa and Mastercard, as well as against the Firm and other banks. The defendants have reached settlements with the merchants who opted out representing over 95% of the combined Mastercard-branded and Visa-branded payment card sales volume. The remaining opt out actions are pending, and the parties separately resolved actions which were scheduled for trial in April and September 2026.
In October 2026, a merchant filed a new putative antitrust class action in the Eastern District of New York against the Firm, and other defendants seeking monetary damages for merchants who began to accept Visa-branded or Mastercard-branded credit cards after January 2019, the end of the period covered by the prior damages class action settlement.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. Under U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $63 million and $62 million for the three months ended September 30, 2026 and 2025, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Segment & Corporate results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2026 and 2025, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm
(and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorganChase’s 2025 Form 10-K for additional information on the Firm’s managed basis.

Segment & Corporate results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Commercial & Investment Bank			Asset & Wealth Management
	2026	2025		2026	2025		2026	2025
Noninterest revenue	$5,352	$4,617		$13,984	$13,798		$5,002	$4,337
Net interest income	15,819	14,856		8,750	6,080		1,907	1,729
Total net revenue	21,171	19,473		22,734	19,878		6,909	6,066
Provision for credit losses	2,026	2,538		663	809		84	59
Compensation expense(b)	4,715	4,357	(g)	5,066	4,662	(g)	2,406	2,125	(g)
Noncompensation expense(c)(d)	6,865	5,939	(g)	5,705	5,060	(g)	1,952	1,693	(g)
Total noninterest expense	11,580	10,296		10,771	9,722		4,358	3,818
Income/(loss) before income tax expense/(benefit)	7,565	6,639		11,300	9,347		2,467	2,189
Income tax expense/(benefit)	1,895	1,630		3,053	2,446		624	531
Net income	$5,670	$5,009		$8,247	$6,901		$1,843	$1,658
Average equity	$61,500	$56,000		$175,000	$149,500		$16,000	$16,000
Total assets	674,011	652,275		2,760,833	2,328,000		338,451	282,322
ROE	36%	35%		18%	18%		45%	40%
Overhead ratio	55	53		47	49		63	63

As of or for the three months ended September 30, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2026	2025		2026	2025	2026	2025
Noninterest revenue	$(576)	$297		$(626)	$(588)	$23,136	$22,461
Net interest income	669	1,406		(109)	(105)	27,036	23,966
Total net revenue	93	1,703		(735)	(693)	50,172	46,427
Provision for credit losses	(30)	(3)		—	—	2,743	3,403
Total noninterest expense(d)	586	445	(g)	—	—	27,295	24,281
Income/(loss) before income tax expense/(benefit)	(463)	1,261		(735)	(693)	20,134	18,743
Income tax expense/(benefit)	(8)	436		(735)	(693)	4,829	4,350
Net income/(loss)	$(455)	$825		$—	$—	$15,305	$14,393
Average equity	$98,860	$114,835		NA	NA	$351,360	$336,335
Total assets	1,318,250	1,297,608		NA	NA	5,091,545	4,560,205
ROE	NM	NM		NM	NM	17%	17%
Overhead ratio	NM	NM		NM	NM	54	52

As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking			Commercial & Investment Bank				Asset & Wealth Management
	2026	2025		2026		2025		2026	2025
Noninterest revenue	$15,362	$13,240		$46,328		$41,412		$14,692	$12,403
Net interest income	45,649	43,393		24,638		17,667		5,442	5,154
Total net revenue	61,011	56,633		70,966		59,079		20,134	17,557
Provision for credit losses	6,232	7,249		1,501		2,210		73	95
Compensation expense(b)	14,019	12,992	(g)	16,350		14,604	(g)	7,067	6,275	(g)
Noncompensation expense(c)(d)	19,648	17,019	(g)	16,947		14,601	(g)	5,665	4,989	(g)
Total noninterest expense	33,667	30,011		33,297		29,205		12,732	11,264
Income/(loss) before income tax expense/(benefit)	21,112	19,373		36,168		27,664		7,329	6,198
Income tax expense/(benefit)	5,155	4,770		9,199		7,171		1,754	1,484
Net income	$15,957	$14,603		$26,969		$20,493		$5,575	$4,714
Average equity	$61,500	$56,000		$171,264	(f)	$149,500		$16,000	$16,000
Total assets	674,011	652,275		2,760,833		2,328,000		338,451	282,322
ROE	34%	34%		20%		18%		46%	39%
Overhead ratio	55	53		47		49		63	64

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate				Reconciling Items(a)		Total
	2026		2025		2026	2025	2026	2025
Noninterest revenue	$4,837	(e)	$999		$(1,777)	$(1,853)	$79,442	$66,201
Net interest income	2,517		4,546		(333)	(312)	77,913	70,448
Total net revenue	7,354		5,545		(2,110)	(2,165)	157,355	136,649
Provision for credit losses	(41)		3		—	—	7,765	9,557
Total noninterest expense(d)	1,765		1,177	(g)	—	—	81,461	71,657
Income/(loss) before income tax expense/(benefit)	5,630		4,365		(2,110)	(2,165)	68,129	55,435
Income tax expense/(benefit)	1,177		152		(2,110)	(2,165)	15,175	11,412
Net income	$4,453		$4,213		$—	$—	$52,954	$44,023
Average equity	$96,459	(f)	$108,703		NA	NA	$345,223	$330,203
Total assets	1,318,250		1,297,608		NA	NA	5,091,545	4,560,205
ROE	NM		NM		NM	NM	20%	17%
Overhead ratio	NM		NM		NM	NM	52	52
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
(d)Certain services are provided by Corporate and used by each of the reportable business segments. The costs of these services, including compensation expense, are recorded in and allocated from Corporate to the respective reportable business segments, with the allocations recorded in noncompensation expense. For the three months ended September 30, 2026 and 2025, compensation expense allocated from Corporate to CCB was $827 million and $787 million, to CIB was $1.2 billion and $1.1 billion, and to AWM was $289 million and $279 million, respectively; and for the nine months ended September 30, 2026 and 2025, the expense allocation to CCB was $2.5 billion and $2.4 billion, to CIB was $3.6 billion and $3.5 billion, and to AWM was $876 million and $820 million, respectively.
(e)Included a $4.6 billion net gain related to Visa shares and $763 million of gains on certain equity investments, both recorded in the second quarter of 2026. Refer to Note 5 for additional information.
(f)During the three months ended June 30, 2026, the capital allocated to CIB from Corporate was increased by $8.5 billion, compared with the capital allocated in the first quarter of 2026, in connection with growth in the business.
(g)In the first quarter of 2026, Risk functions that were previously aligned with the LOBs were centralized into Corporate. As a result, the employees and compensation expense related to those functions are now reflected in Corporate, and a corresponding expense allocation from Corporate is reflected in noncompensation expense of the respective LOBs. These adjustments had no impact on total noninterest expense of the LOBs or Corporate. Prior periods have been revised to conform with the current presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2026, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 3, 2026

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$339,312	$2,489	2.91%		$360,156	$2,946	3.25%
Federal funds sold and securities purchased under resale agreements	437,477	4,181	3.79		424,346	4,531	4.24
Securities borrowed	329,704	2,774	3.34		234,112	2,163	3.67
Trading assets – debt instruments	703,683	7,834	4.42		580,985	6,296	4.30
Taxable securities	804,296	7,612	3.75		741,129	7,135	3.82
Nontaxable securities(a)	25,719	313	4.83		27,470	335	4.84
Total investment securities	830,015	7,925	3.79	(g)	768,599	7,470	3.86	(g)
Loans	1,559,085	25,912	6.59		1,417,466	24,077	6.74
All other interest-earning assets(b)(c)	136,940	2,050	5.94		110,100	2,061	7.43
Total interest-earning assets	4,336,216	53,165	4.86		3,895,764	49,544	5.05
Allowance for loan losses	(26,104)				(24,897)
Cash and due from banks	23,460				22,285
Trading assets – equity and other instruments	277,567				264,681
Trading assets – derivative receivables	71,880				61,842
Goodwill, MSRs and other intangible Assets	64,487				64,366
All other noninterest-earning assets	273,867				235,904
Total assets	$5,021,373				$4,519,945
Liabilities
Interest-bearing deposits	$2,078,869	$11,398	2.18%		$1,913,958	$11,633	2.41%
Federal funds purchased and securities loaned or sold under repurchase agreements	682,884	6,543	3.80		567,920	6,043	4.22
Short-term borrowings	58,618	590	4.00		53,755	590	4.35
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	353,966	2,542	2.85		314,591	2,316	2.92
Beneficial interests issued by consolidated VIEs	29,044	287	3.92		28,884	333	4.58
Long-term debt	380,063	4,660	4.86		350,368	4,558	5.16
Total interest-bearing liabilities	3,583,444	26,020	2.88		3,229,476	25,473	3.13
Noninterest-bearing deposits	655,098				610,601
Trading liabilities – equity and other instruments(e)	76,318				48,628
Trading liabilities – derivative payables	62,568				47,926
All other liabilities, including the allowance for lending-related commitments	271,545				226,934
Total liabilities	4,648,973				4,163,565
Stockholders’ equity
Preferred stock	21,040				20,045
Common stockholders’ equity	351,360				336,335
Total stockholders’ equity	372,400				356,380
Total liabilities and stockholders’ equity	$5,021,373				$4,519,945
Interest rate spread			1.98%				1.92%
Net interest income and net yield on interest-earning assets		$27,145	2.48			$24,071	2.45

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$329,540	$7,157	2.90%		$403,490	$10,480	3.47%
Federal funds sold and securities purchased under resale agreements	444,968	12,586	3.78		411,857	13,325	4.33
Securities borrowed	310,006	7,715	3.33		236,355	6,681	3.78
Trading assets – debt instruments	697,694	22,524	4.32		546,679	18,173	4.44
Taxable securities	786,432	21,793	3.70		693,857	19,806	3.82
Nontaxable securities(a)	27,060	965	4.77		26,928	959	4.76
Total investment securities	813,492	22,758	3.74	(g)	720,785	20,765	3.85	(g)
Loans	1,522,443	74,583	6.55		1,379,480	69,650	6.75
All other interest-earning assets(b)(c)	135,894	5,881	5.79		105,564	5,771	7.31
Total interest-earning assets	4,254,037	153,204	4.82		3,804,210	144,845	5.09
Allowance for loan losses	(25,900)				(24,782)
Cash and due from banks	23,815				22,533
Trading assets – equity and other instruments	268,799				243,526
Trading assets – derivative receivables	71,533				59,524
Goodwill, MSRs and other intangible Assets	64,377				64,452
All other noninterest-earning assets	263,367				229,205
Total assets	$4,920,028				$4,398,668
Liabilities
Interest-bearing deposits	$2,039,726	$32,443	2.13%		$1,886,654	$34,111	2.42%
Federal funds purchased and securities loaned or sold under repurchase agreements	688,926	19,364	3.76		530,765	17,197	4.33
Short-term borrowings	56,045	1,633	3.90		52,717	1,732	4.39
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	342,848	7,220	2.82		301,051	6,685	2.97
Beneficial interests issued by consolidated VIEs	28,215	828	3.92		26,959	926	4.59
Long-term debt	373,394	13,470	4.82		347,915	13,434	5.16
Total interest-bearing liabilities	3,529,154	74,958	2.84		3,146,061	74,085	3.15
Noninterest-bearing deposits	634,897				600,350
Trading liabilities – equity and other instruments(e)	67,169				43,526
Trading liabilities – derivative payables	60,859				43,318
All other liabilities, including the allowance for lending-related commitments	261,962				215,175
Total liabilities	4,554,041				4,048,430
Stockholders’ equity
Preferred stock	20,764				20,035
Common stockholders’ equity	345,223				330,203
Total stockholders’ equity	365,987				350,238
Total liabilities and stockholders’ equity	$4,920,028				$4,398,668
Interest rate spread			1.98%				1.94%
Net interest income and net yield on interest-earning assets		$78,246	2.46			$70,760	2.49
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
(e)The combined balance of trading liabilities – debt and equity instruments was $217.8 billion and $186.8 billion for the three months ended September 30, 2026 and 2025, respectively, and $203.8 billion and $170.1 billion for the nine months ended September 30, 2026 and 2025, respectively.
(f)Includes the effect of derivatives that qualify for hedge accounting. Taxable-equivalent amounts are used where applicable. Refer to Note 5 of the Firm’s 2025 Form 10-K for additional information on hedge accounting.
(g)The annualized rate for securities based on amortized cost was 3.76% and 3.84% for the three months ended September 30, 2026 and 2025, respectively, and 3.72% and 3.83% for the nine months ended September 30, 2026 and 2025, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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

ASSET & WEALTH MANAGEMENT (“AWM”)
Custom lending: Represents a type of loan to AWM's Global Private Bank clients, including loans to private investment funds and loans that are collateralized by nontraditional asset types, such as art work and aircraft. This excludes securities-based lending and mortgages.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 161 of JPMorganChase’s 2025 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorganChase’s 2025 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9–31 of JPMorganChase’s 2025 Form 10-K and Forward-Looking Statements on page 91 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 2-6 of JPMorganChase’s 2025 Form 10-K for information on Supervision and Regulation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 45-52 of this Form 10-Q and pages 89–99 of JPMorganChase’s 2025 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On June 24, 2026, the Firm announced that its Board of Directors had authorized a new $50 billion common share repurchase program, effective July 1, 2026. Through June 30, 2026, the Firm was authorized to purchase up to $50 billion of common shares under its previously-approved common share repurchase program that was announced on July 1, 2025.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2026 were as follows:

Nine months ended September 30, 2026	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	27,508,883	$302.75	$8,328	$25,095
Second quarter	21,746,118	308.21	6,703	18,392	(b)
July	3,089,479	342.33	1,057	48,943
August	—	—	—	48,943
September	—	—	—	48,943	(c)
Third quarter	3,089,479	342.33	1,057	48,943	(c)
Year-to-date	52,344,480	$307.36	$16,088	$48,943	(c)
(a)Excludes excise tax and commissions.
(b)The $18.4 billion remaining under the prior Board authorization was canceled when the $50 billion repurchase program was authorized by the Board of Directors effective July 1, 2026.
(c)Represents the amount remaining under the $50 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) adopted in the third quarter of 2026, by any director or officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934 (each a "Section 16 Director or Officer"). These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). Certain of the Firm's Section 16 Directors or Officers may participate in employee stock purchase plans, 401(k) plans or dividend reinvestment plans of the Firm that have been designed to comply with Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934) were adopted by any Section 16 Director or Officer during the third quarter of 2026. Additionally, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any Section 16 Director or Officer in the third quarter of 2026.

Name	Title	Adoption date	Duration(a)	Aggregate number of shares to be sold(b)
Ashley Bacon	Chief Risk Officer	August 6, 2026	August 6, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Jeremy Barnum	Chief Financial Officer	July 24, 2026	July 24, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Lori Beer	Chief Information Officer	August 12, 2026	August 12, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Mary Erdoes	CEO, AWM	August 6, 2026	August 6, 2025 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Stacey Friedman	General Counsel	July 24, 2026	July 24, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Robin Leopold	Head of Human Resources	August 14, 2026	August 14, 2026 – March 31, 2027	1,177 shares and 50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Douglas Petno	Co-President; CEO, CIB	July 25, 2026	July 25, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
Jennifer Piepszak	Chief Operating Officer	July 30, 2026	July 30, 2026 – March 31, 2027	50% of the net issued shares received as a result of the RSUs vesting on January 13, 2027
(a)Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
(b)Unless otherwise stated, the aggregate number of shares to be sold pursuant to each trading arrangement is dependent on the terms and conditions of, and taxes on, the applicable RSUs, and therefore, is indeterminable at this time.

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2026 and 2025, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2026 and December 31, 2025, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2026 and 2025, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 3, 2026